Form 10-Q
period 1996-06-30
NEUROCRINE BIOSCIENCES INC
filed 1996-08-14
CIK 914475

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                      OR

[__]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES AND EXCHANGE ACT OF 1934

For the transition period  ________________________ to _______________________
from

                        Commission file number 0-28150

                         NEUROCRINE BIOSCIENCES, INC.
            (Exact name of registrant as specified in its charter)

                     DELAWARE                             33-0525145
        (State or other jurisdiction of        (IRS Employer Identification No.)
         incorporation or organization)



                            3050 SCIENCE PARK ROAD
                         SAN DIEGO, CALIFORNIA  92121
                   (Address of principal executive offices)

                                (619) 658-7600
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X       No ___________________
                                               ------

     The number of outstanding shares of the registrant's Common Stock, no par value, was 16,763,114 as of June 30, 1996

                          NEUROCRINE BIOSCIENCES, INC
                                   FORM 10-Q
                                     INDEX


                                                                                     PAGE
                                                                                     ----
PART I      FINANCIAL INFORMATION

ITEM 1      Financial Statements
            --------------------

            Condensed Balance Sheets as of June 30, 1996 and December 31, 1995          3

            Condensed Statements of Operations for the
            three months and six months ended June  30, 1996 and 1995                   4

            Condensed Statements of Cash Flows for the six
            months ended June 30, 1996 and 1995                                         5

            Notes to Financial Statements                                               6

ITEM 2:     Management's Discussion and Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations
            -------------------------

            Overview                                                                    7

            Results of Operations                                                       9

            Liquidity and Capital Resources                                             9

PART II     OTHER INFORMATION

ITEM 6:     Exhibits                                                                   11
            --------

SIGNATURES                                                                             12

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                         NEUROCRINE BIOSCIENCES, INC.
                           CONDENSED BALANCE SHEETS


                                                                                        JUNE 30,                DECEMBER 31,
                                                                                          1996                     1995
                                                                                    --------------            -------------
                                                                                      (UNAUDITED)                (NOTE)
                                                              ASSETS
Current assets:
  Cash and cash equivalents                                                         $   21,654,748            $   6,392,749
  Short-term investments, available for sale                                            40,423,703               12,303,460
  Receivables under collaborative agreements                                             5,450,817                1,000,000
  Other current assets                                                                     916,284                  234,334
                                                                                    --------------            -------------
     Total current assets                                                               68,445,552               19,930,543

  Furniture, equipment, and leasehold improvements, net                                  3,075,175                2,772,844
  Licensed technology and patent application costs, net                                  1,265,536                  919,049
  Other assets                                                                             607,949                  389,296
                                                                                    --------------            -------------
     Total assets                                                                   $   73,394,212            $  24,011,732
                                                                                    ==============            =============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $    1,073,563            $     820,883
  Accrued expense, other current liabilities, and current
     portion of obligations under capital leases                                         2,346,938                2,120,581
                                                                                    --------------            -------------
     Total current liabilities                                                           3,420,501                2,941,464

     Other long-term liabilities                                                         1,461,117                1,845,329


Stockholders' equity:
  Preferred Stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding
  Common stock, no par value:
     Authorized shares  - 100,000,000
     Issued and outstanding shares - 16,763,114 shares in 1996                          83,176,376               35,597,941
          11,723,101 in 1995
  Additional paid-in capital                                                              (550,431)                (477,537)
  Accumulated deficit                                                                  (14,113,351)             (15,895,465)
                                                                                    --------------            -------------
     Total stockholders' equity                                                         68,512,594               19,224,939
                                                                                    --------------            -------------

     Total liabilities and stockholders' equity                                     $   73,394,212            $  24,011,732
                                                                                    ==============            =============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

           See accompanying notes to condensed financial statements.

                         NEUROCRINE BIOSCIENCES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                     1996           1995            1996            1995
                                                 ------------   ------------    ------------    ------------
Revenues under collaborative research
   agreements:
     Sponsored  research                         $ 1,625,000    $   875,000     $ 3,250,000     $ 1,500,000
     Milestones                                    3,000,000        750,000       3,000,000         750,000
     License fees                                        -              -               -         2,000,000
     Other revenue                                   886,416         23,022       1,420,394         149,803
                                                 ------------   ------------    ------------    ------------
              Total revenues                       5,511,416      1,648,022       7,670,394       4,399,803

Operating expenses
   Research and development                        3,512,469      1,958,092       5,306,953       3,806,483
   General and administration                        724,387        701,838       1,295,184       1,438,660
                                                 ------------   ------------    ------------    ------------
           Total operating expenses                4,236,856      2,659,930       6,602,137       5,245,143
                                                 ------------   ------------    ------------    ------------
Income (loss) from operations                      1,274,560     (1,011,908)      1,068,257        (845,340)

Interest income                                      489,051        339,518         748,215         633,958
Interest expense                                     (66,117)       (73,894)       (137,939)       (148,310)
Other income                                          59,954          3,735         103,581          30,735
                                                 ------------   ------------    ------------    ------------

Net income (loss)                                $ 1,757,448    $  (742,549)    $ 1,782,114     $  (328,957)
                                                 ============   ============    ============    ============

Net income (loss) per share                      $      0.11    $     (0.06)    $      0.12     $     (0.03)
                                                 ============   ============    ============    ============

Shares used in computing net income
  (loss) per share                                15,412,571     11,974,694      14,422,918      11,906,973


           See accompanying notes to condensed financial statements

                         NEUROCRINE BIOSCIENCES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                   --------------------------------
                                                                                        1996              1995
                                                                                   ---------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income (loss)                                                                   $  1,782,114   $   (328,957)
Adjustments to reconcile net income (loss) to cash used in operating activities:
  Compensation expense recognized for stock options                                       27,989         12,322
  Depreciation and amortization                                                          433,491        332,695
  Deferred revenue                                                                       326,616           -
  Deferred rent                                                                           27,638        168,780
  Change in operating assets and liabilities:
    Other current assets                                                              (5,132,770)    (1,326,619)
    Other assets                                                                        (218,653)      (254,082)
    Accounts payable and accrued liabilities                                             100,520        949,717
                                                                                   -----------------------------
Net cash flows used in operating activities                                           (2,653,055)      (446,144)


INVESTING ACTIVITIES
Purchases of short-term investments                                                  (51,111,011)   (17,623,995)
Sales/maturities of short term investments                                            22,955,598     11,756,664
Purchase of licensed technology and expenditures for                                    (405,296)      (104,416)
  patent application costs
Purchases of furniture, equipment and leasehold improvements                            (677,013)      (208,297)
                                                                                    -------------  -------------
Net cash flows used in investing activities                                          (29,237,722)    (6,180,043)


FINANCING ACITIVITIES
Issuance of common stock, net                                                         47,507,488      3,730,000
Principal payments on obligations under capital leases                                  (359,949)      (260,266)
Payments received on notes receivable from stockholders                                    5,237          4,973
                                                                                    -------------  ------------
Net cash flows provided by financing activities                                       47,152,776      3,474,707
                                                                                    -------------  ------------
Increase (decrease) in cash and cash equivalents                                      15,261,999     (3,151,480)

Cash and cash equivalents at beginning of period                                       6,392,749      4,716,052
                                                                                    ------------  -------------
Cash and cash equivalents at end of period                                          $ 21,654,748   $  1,564,572
                                                                                    ============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                                                     $    137,939   $    148,310
                                                                                    ============   ============

           See accompanying notes to condensed financial statements

                         NEUROCRINE BIOSCIENCES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows
for the periods presented.   The results of operations for the interim periods
shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995, and the unaudited financial statements and notes for the three month period ended March 31, 1996 included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission and effective on May 22, 1996.


2.   NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalent shares from stock options, warrants, and convertible preferred shares are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public price during the 12-month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through June 30, 1996 (using the treasury stock method and the initial public offering price of $10.50 per share). For the three and six month periods ended June 30, 1996 shares used in computing net income per share also includes common equivalent shares arising from dilutive stock options, warrants, and convertible preferred shares which were issued more than 12 months immediately preceding the IPO, using the treasury stock method. Income per share on a fully diluted basis was unchanged.


3.   NEUROSCIENCE PHARMA (NPI) INC.

     In March 1996, the Company established Neuroscience Pharma (NPI) Inc. ("NPI"), a subsidiary of the Company in Canada. The Company owns 49% of the outstanding shares of NPI's Common Stock. The remaining 51% is owned by a group of Canadian institutional investors. Since the Company does not have a majority interest in NPI, NPI is not consolidated. As of June 30, 1996, NPI had total assets consisting entirely of cash and cash equivalents of $9.2 million, stated in U.S dollars. Such assets are available to fund additional research and clinical development of certain of the Company's research programs.

ITEM 2.               MANAGEMENT DISCUSSION AND ANAYLSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") contain forward-looking statements which involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and/or outlined in "Risk Factors" and elsewhere in the Company's registration statement on Form S-1 and the related prospectus, dated May 23, 1996, constituting a part thereof.

OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues, if any, are expected to come from its strategic alliances. Neurocrine has incurred a cumulative deficit of $14.1 million as of June 30, 1996 and expects to incur substantial additional operating losses, potentially greater than losses in prior years, in the future.

     Neurocrine has primarily financed its operations through the sale of Common Stock. In February 1994, the Company completed the sale of Common Stock in a private placement offering resulting in gross proceeds of $30.0 million. In connection with the its strategic alliance with Janssen Pharmaceutica, N.V. ("Janssen"), Johnson and Johnson Development Corporation ("JJDC") purchased $2.5 million of Common Stock in January 1995 and purchased an additional $2.5 million of Common Stock concurrent with the Company's initial public offering in May 1996. In January 1996, the Company sold $5.0 million of Common Stock to Ciba-Geigy Limited ("Ciba-Geigy) in connection with the Ciba-Geigy strategic alliance. Ciba-Geigy also purchased an additional $5.0 million of Common Stock concurrent with the Company's initial public offering in May 1996. In addition to the shares sold to JJDC and Ciba-Geigy, Neurocrine sold 3.5 million shares of Common Stock pursuant to its initial public offering in May 1996.

     In February 1995, the Company entered into a three to five year strategic alliance with Janssen for the development of CRF receptor antagonists for the treatment of anxiety, depression and substance abuse. Pursuant to the agreement, Janssen has paid the Company $4.5 million through June 30, 1996 and is obligated to pay the Company an additional $5.0 million in sponsored research payments through 1997, as well as $6.0 million for two additional years should Janssen exercise its option to extend the collaboration. The Company could also receive milestone payments of up to $10.0 million for the indications of anxiety, depression and substance abuse, and up to $9.0 million for other indications, if certain development and regulatory milestones are achieved. In addition, Janssen paid a $1.0 million license fee in 1995 and an additional $1.0 million license fee in July of 1996. In return, Janssen received worldwide manufacturing and marketing rights to the compounds developed during this collaboration, and is required to pay the Company royalties on net sales and the costs associated with establishing a North American sales force should Neurocrine exercise its option to co-promote.

     In January 1996, the Company entered into an agreement with Ciba-Geigy to develop altered peptide ligands for the treatment of multiple sclerosis. Pursuant to the agreement, Ciba-Geigy is obligated to provide Neurocrine with $12.0 million in license fees and research and development funding during the first two years of the agreement, and up to $15.5 million in further research and development funding thereafter, unless the agreement is sooner terminated. Ciba-Geigy has the right to terminate the agreement after December 30, 1997. In addition, the Company could also receive milestone payments if certain development and regulatory milestones are achieved. In return, Ciba-Geigy received manufacturing and marketing rights outside of North America and will receive a percentage of profits on sales in North America. The Company will receive royalties for all sales outside North America and a percentage of profits on sales in North America, which the Company may at its option convert to a right to receive royalties on product sales. Neurocrine is obligated to repay a portion of the development costs for potential products developed in such collaboration unless the Company elects to convert to the right to receive royalty payments.

ITEM 2.               MANAGEMENT DISCUSSION AND ANAYLSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In March 1996, the Company completed the formation of a research and development subsidiary, Neuroscience Pharma (NPI), Inc. ("NPI"), with a group of Canadian investors. The investors purchased a 51% equity interest of NPI for approximately $9.5 million. The Company licensed certain technology and transferred to NPI the Canadian marketing rights related to its Neurosteroid program and Canadian marketing rights to products developed in the Company's Neurogenomics program. Along with certain Canadian government incentives, such funds are expected to fund the early clinical trials of DHEA and research activities in the Neurogenomics program. At the option of the investors, the investors may convert and relinquish the marketing rights upon conversion of NPI Preferred Stock into the Company's Common Stock at a conversion price of $7.45 per share. In connection with their investment in NPI, such investors also received warrants exercisable for shares of Common Stock at an exercise price of the stock sold in the Company's initial public offering ($10.50) and are eligible to receive additional future warrants exercisable at the then prevailing market price in the event that NPI receives certain Canadian government incentives for research activities, if any. The Company may at its option, repurchase the marketing rights at a predetermined price.

     In May of 1996 the Company sold 3.5 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of $34.2 million (excluding offering expenses). Concurrent with this offering the Company sold 714,286 shares of Common Stock to JJDC and Ciba-Geigy in accordance with the provisions of their respective collaboration agreements. These transactions resulted in aggregate net proceeds to the Company of $7.2 million. In June of 1996, the Company sold an additional 180,000 shares of Common Stock to the underwriters of the initial public offering to cover over-allotments. This transaction resulted in net proceeds to the Company of $1.8 million.

     There can be no assurance that the Company and its corporate partners will be successful commercializing any potential products. As a result, there can be no assurance that any product development milestone, royalties, or profit sharing payments will be made. The Company is dependent upon its corporate partners to provide adequate funding for its research and development programs. Under these arrangements, the Company's corporate partners are responsible for
(i) selecting compounds for subsequent development as drug candidates, (ii) conducting preclinical testing and clinical trials and obtaining required regulatory approvals for such drug candidates, and (iii) manufacturing and commercializing any resulting drugs. Failure of these partners to select a compound discovered by the Company for subsequent development into marketable products, gain the requisite regulatory approvals or successfully commercialize products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's strategy for development and commercialization of certain of its products is dependent upon entering into additional arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third parties in performing their obligations. There can be no assurance that the Company will be able to enter into additional strategic alliances on terms favorable to the Company, or at all. Failure of the Company to enter into additional strategic alliances would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's strategic alliances with Janssen and Ciba-Geigy are subject to termination by Janssen or Ciba-Geigy, respectively. There can be no assurance that Janssen or Ciba Geigy will not elect to terminate its strategic alliance with the Company prior to its scheduled expiration.

     The Company expects its research and development expenditures to increase substantially over the next several years as the Company expands its research and development efforts and undertakes preclinical testing and clinical trials with respect to certain of its programs. In addition, general and administrative expenses are expected to increase as the Company expands its operations, and incurs the additional expenses associated with operating as a public company.

ITEM 2.               MANAGEMENT DISCUSSION AND ANAYLSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development activities, including clinical trials, uncertainties associated both with obtaining and enforcing its patents and with patent rights of others, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.


RESULTS OF OPERATIONS

     Revenues increased to $5.5 million for the second quarter and $7.7 million for the six month period ended June 30, 1996, compared with $1.6 million and $4.4 million, respectively, for the same periods in 1995. These increases were primarily due to increased sponsored research revenues and milestone revenues recognized under the collaboration with Ciba-Geigy.

     Research and development expenses increased to $3.5 million for the second quarter and $5.3 million for the six month period ended June 30, 1996, compared with $2.0 million and $3.8 million, respectively, for the same periods in 1995. These increases reflect continued additions to scientific personnel and related support expenditures as the Company increased its research activities primarily in the CRF and Altered Peptide Ligand programs.

     General and administrative expenses increased slightly to $724,000 for the second quarter and decreased to $1.3 million for the six month period ended June 30, 1996 compared with $701,000 and $1.4 million, respectively, for the same periods in 1995. The decrease for the six month period in 1996 was largely attributable to non-recurring timing differences of certain expenses which occurred in the first quarter of 1996.

     Net interest income increased to $423,000 for the second quarter and $610,000 for the six month period ended June 30, 1996, compared with $266,000 and $486,000, respectively, for the same periods in 1995. These increases were due to increased investment income attributable to increased cash and short term investments purchased with proceeds from the Company's initial public offering in May 1996.

     Net income increased to $1.8 million or $.11 per share for the second quarter and $1.8 million or $.12 per share for the six month period ended June 30, 1996, compared with a net loss of $743,000 or $.06 per share and $329,000 or $.03 per share, respectively, for the same periods in 1995. The increased net income was primarily attributable to the increased revenues earned under the Ciba-Geigy corporate collaboration. Net income per share increased also as a result of these revenues and was partially offset by the inclusion of dilutive common stock equivalents in the calculation of weighed average shares used in computing net income per share in accordance with generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1996 the Company's cash, cash equivalents, and short-term investments totaled $62.1 million. This excludes approximately $9.2 million held by NPI which is available to fund certain of the Company's research and development activities.

ITEM 2.               MANAGEMENT DISCUSSION AND ANAYLSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In May of 1996, the Company sold 3.5 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of $34.2 million (excluding offering expenses). Concurrent with this offering the Company sold 714,286 shares of Common Stock to JJDC and Ciba-Geigy in accordance with the provisions of their respective collaboration agreements. These transactions resulted in aggregate net proceeds to the Company of $7.2 million. In June of 1996 the Company sold an additional 180,000 shares of Common Stock to the underwriters of the initial public offering to cover over-allotments. This transaction resulted in net proceeds to the Company of $1.8 million.

     Cash used by operating activities during the six month period ended June 30, 1996 increased to $2.6 million compared with $446,000 for the same period in 1995. The increase was the result of timing differences associated with sponsored research, development, and milestone payments under corporate collaborations and increased cash outflows attributable to increased research and development expenditures associated with the Company's CRF and Altered Peptide Ligand programs.

     Cash used by investing activities during the six month period ended June 30, 1996 increased to $29.2 million compared with $6.2 million for the same period in 1995. This increase was the result of the purchase of additional short-term investments with proceeds from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May of 1996.

     Cash provided by financing activities during the six month period ended June 30, 1996 increased to $47.2 million compared with $3.5 million for the same period in 1995. This increase was the result of proceeds received from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May of 1996.

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least through 1998. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs, conducting preclinical testing and clinical trials, developing regulatory submissions, the costs associated with protecting its patents and other proprietary rights, developing marketing and sales capabilities, the availability of third-party funding, technological advances, changing competitive conditions and the commercial potential of the Company's proposed products, if any.

     The Company may seek to access the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off-balance sheet financing. There can be no assurance that such funding will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

                          PART II - OTHER INFORMATION


   ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

         27.1   Financial Data Schedule

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEUROCRINE BIOSCIENCES, INC.



     Dated:  August 13, 1996         /s/ PAUL W. HAWRAN
                                     -------------------------------------------
                                     PAUL W. HAWRAN
                                     Senior Vice President and Chief Financial
                                     Officer