Form 10-Q
period 1996-09-30
NEUROCRINE BIOSCIENCES INC
filed 1996-11-08
CIK 914475

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q


(Mark One)

[    X    ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITES AND EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 1996

OR

[           ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the transition period					   to

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


    	The number of outstanding shares of the registrant's Common Stock, no par value, was 16,766,473 as of September 30, 1996

                        NEUROCRINE BIOSCIENCES, INC
                                FORM 10-Q
                                  INDEX

                                                                    Page
PART I	  FINANCIAL INFORMATION

ITEM 1	   Financial Statements

          Condensed Balance Sheets as of September 30, 1996 and
         	December 31, 1995                                          3

         	Condensed Statements of Operations for the three months
	         and nine months ended September 30, 1996 and 1995	         4

         	Condensed Statements of Cash Flows for the nine months
	         ended September 30, 1996 and 1995	                         5

         	Notes to Financial Statements	                             6

ITEM 2:	  Management's Discussion and Analysis of Financial Condition
	         and Results of Operations

         	Overview	                                                  7

         	Results of Operations	                                     9

	         Liquidity and Capital Resources	                           9

PART II	  OTHER INFORMATION

ITEM 6:   Exhibits                                                  11

SIGNATURES 	                                                        12

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                         NEUROCRINE BIOSCIENCES, INC.
                           CONDENSED BALANCE SHEETS


                                                September  30,    December 31,
                                                    1996              1995
                                                 (unaudited)         (Note)
                           ASSETS
Current assets:
 Cash and cash equivalents                      $   7,159,722     $  6,392,749
 Short-term investments, available for sale        53,450,256       12,303,460
 Receivables under collaborative agreements         4,524,723        1,000,000
 Other current assets                               1,156,838          234,334
    Total current asset                            66,291,539       19,930,543

 Furniture, equipment, and leasehold
    improvements, net                               3,503,643        2,772,844
 Licensed technology and patent application
    costs, net                                      1,314,418          919,049
 Other assets                                       1,131,953          389,296

    Total assets                               $   72,241,553    $  24,011,732


                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                              $      561,055    $     820,883
 Accrued expenses, other current liabilities, and
    current portion of obligations under capital
     leases                                         2,168,331        2,120,581
    Total current liabilities                       2,729,386        2,941,464

 Other long-term liabilities                        1,298,864        1,845,329


Stockholders' equity:
 Preferred Stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding
 Common stock, no par value:
    Authorized shares  - 100,000,000
    Issued and outstanding shares - 16,766,473
        shares in 1996,  11,723,101 in 1995        82,731,694       35,120,404
 Accumulated deficit                              (14,518,391)     (15,895,465)
    Total stockholders' equity                     68,213,303       19,224,939

    Total liabilities and stockholders' equity  $  72,241,553   $   24,011,732

Note The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

          See accompanying notes to condensed financial statements.

                         NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                               1996           1995         1996         1995
Revenues under collaborative
   research agreements :
      Sponsored  research   $ 1,625,000     $ 750,000  $ 4,875,000  $ 2,250,000
      Milestones                                         3,000,000      750,000
      License fees                                                    2,000,000
      Other revenue             562,965        73,719    1,983,359      223,522
       Total revenues         2,187,965       823,719    9,858,359    5,223,522

Operating expenses
  Research and development    3,032,562     1,824,617    8,339,515    5,631,100
  General and administration    717,370       713,488    2,012,554    2,152,148
   Total operating expenses   3,749,932     2,538,105   10,352,069    7,783,248
Loss from operations         (1,561,967)   (1,714,386)    (493,710)  (2,559,726)

Interest income                 938,005       296,247    1,686,220      930,205
Interest expense                (60,277)      (76,850)    (198,216)    (225,160)
Other income                    279,200       103,070      382,781      133,805

Net income (loss)             $(405,039)  $(1,391,919)  $1,377,075  $(1,720,876)

Net income (loss) per share  $    (0.02)  $     (0.12)  $     0.09  $     (0.14)

Shares used in computing net
   income (loss) per share   16,764,209    12,027,446   16,160,506   11,976,152

                 See accompanying notes to condensed financial statements

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Nine Months Ended
                                                       September 30,
                                                   1996             1995
Operating activities
Net Income (loss)                              $  1,377,075  $   (1,720,876)
Adjustments to reconcile net income
(loss) to cash used in operating activities:
 Compensation expense recognized for stock options   56,115          24,263
 Write-off of licensed technology and patent
    application costs                                 7,360           -
Depreciation and amortization                       697,887        514,199
 Deferred revenue                                   324,065        750,000
 Deferred rent                                       41,457        191,352
 Change in operating assets and liabilities:
  Other current assets                           (4,447,227)    (1,263,137)
  Other assets                                     (742,734)      (250,486)
  Accounts payable and accrued liabilities         (576,433)      (382,181)
Net cash flows used in operating activities      (3,262,435)    (2,136,866)


Investing activities
Purchases of short-term investments              (64,454,483)   (17,623,995)
Sales/maturities of short-term investments        23,336,486     12,843,042
Purchase of licensed technology and expenditures
  for patent application costs                      (500,564)      (206,687)
Purchases of furniture, equipment and
  leasehold improvements                          (1,330,774)       (68,066)
Net cash flows used in investing activities      (42,949,336)    (5,055,706)


Financing acitivities
Issuance of common stock, net                      47,518,523     3,730,000
Principal payments on obligations under
  capital leases                                     (547,632)     (412,671)
Payments received on notes receivable
  from stockholders                                     7,853         7,513
Net cash flows provided by financing activities    46,978,744     3,324,842
Increase (decrease) in cash and cash equivalents      766,973    (3,867,730)

Cash and cash equivalents at beginning of period    6,392,749     4,716,052
Cash and cash equivalents at end of period       $  7,159,722    $  848,322

Supplemental disclosures of cash flow information
 Interest paid                                   $    198,216    $  225,160

Supplemental schedule of noncash investing and
  financing activities
 Furniture and equipment financed with obligations under
  capital leases                                  $              $  494,200

                See accompanying notes to condensed financial statements

                          NEUROCRINE BIOSCIENCES, INC.
                      NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of presentation

     The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows
for the periods presented.   The results of operations for the interim periods
shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission and effective on May 23, 1996.


2.  Net income (loss) per share

     Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalent shares from stock options, warrants, and convertible preferred shares are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public price during the 12-month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through that date (using the treasury stock method and the initial public offering price of $10.50 per share). For the nine month period ended September 30, 1996 shares used in computing net income per share also includes common equivalent shares arising from dilutive stock options, warrants, and convertible preferred shares which were issued more than 12 months immediately preceding the IPO, using the treasury stock method. Income per share on a fully diluted basis was unchanged.


3.  Neuroscience Pharma (NPI) Inc.

     In March 1996, the Company established Neuroscience Pharma (NPI) Inc. ("NPI"), a subsidiary of the Company in Canada. The Company owns 49% of the outstanding shares of NPI's Common Stock. The remaining 51% is owned by a group of Canadian institutional investors. Since the Company does not have a majority interest in NPI, NPI is not consolidated. As of September 30, 1996, NPI had total assets consisting primarily of cash and cash equivalents of $9.4 million, stated in U.S dollars. Such assets are available to fund additional research and clinical development of certain of the Company's research programs.



4.  Subsequent events

     In October of 1996, the Company entered into a Collaborative Research Agreement with Eli Lilly and Company to discover and develop corticotropin releasing factor (CRF) - binding protein ligand inhibitors for the treatment of two critical central-nervous system disorders, obesity and dementia, such as that associated with Alzheimer's disease. The value of the entire agreement including license fees, sponsored research and development, and contingent milestone payments is estimated at up to $74.0 million, $22.0 million of which consists of guaranteed initial license fees and sponsored research and development funding.

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

Overview

    	Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues, if any, are expected to come from its strategic alliances. Neurocrine has incurred a cumulative deficit of $14.5 million as of September 30, 1996 and expects to incur substantial additional operating losses, potentially greater than losses in prior years, in the future.

    	Neurocrine has primarily financed its operations through the sale of Common Stock. In February 1994, the Company completed the sale of Common
Stock in a private placement offering resulting in gross proceeds of $30.0 million. In connection with the its strategic alliance with Janssen Pharmaceutica, N.V. ("Janssen"), Johnson and Johnson Development Corporation ("JJDC") purchased $2.5 million of Common Stock in January 1995 and purchased an additional $2.5 million of Common Stock concurrent with the Company's initial public offering in May 1996. In January 1996, the Company sold $5.0 million of Common Stock to Ciba-Geigy Limited ("Ciba-Geigy") in connection with the Ciba-Geigy strategic alliance. Ciba-Geigy also purchased an additional $5.0 million of Common Stock concurrent with the Company's initial public offering in May 1996. In addition to the shares sold to JJDC and Ciba-Geigy, Neurocrine sold 3.5 million shares of common stock pursuant to its initial public offering in May 1996 resulting in net proceeds to the Company of $34.2 million (net of offering expenses).

     In February 1995, the Company entered into a three to five year strategic alliance with Janssen for the development of CRF receptor antagonists for the treatment of anxiety, depression and substance abuse. Pursuant to the agreement, Janssen has paid the Company $5.3 million through September 30, 1996 and is obligated to pay the Company an additional $4.2 million in sponsored research payments through 1997, as well as $6.0 million for two additional years should Janssen exercise its option to extend the collaboration. The Company could also receive milestone payments of up to $10.0 million for the indications of anxiety, depression and substance abuse, and up to $9.0 million for other indications, if certain development and regulatory milestones are achieved. In addition, Janssen paid a $1.0 million license fee in 1995 and an additional $1.0 million license fee in July of 1996. In return, Janssen received worldwide manufacturing and marketing rights to the compounds developed during this collaboration, and is required to pay the Company royalties on net sales and the costs associated with establishing a North American sales force should Neurocrine exercise its option to co-promote.

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

ITEM 2:
                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In May 1996, the Company sold 3.5 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of $34.2 million (excluding offering expenses). Concurrent with this offering the Company sold 714,286 shares of Common Stock to JJDC and Ciba-Geigy in accordance with the provisions of their respective collaboration agreements. These transactions resulted in aggregate net proceeds to the Company of $7.2 million. In June 1996 the Company sold an additional 180,000 shares of Common Stock to the underwriters of the initial public offering to cover over-allotments. This transaction resulted in net proceeds to the Company of $1.8 million.

     In October 1996, the Company entered into a Collaborative Research Agreement with Eli Lilly and Company to discover and develop corticotropin releasing factor (CRF) - binding protein ligand inhibitors for the treatment of at least two critical central-nervous system disorders, obesity and dementia, such as that associated with Alzheimer's disease. Under the terms of the agreement the Company will receive $22.0 million in fees and research and development funding and may also realize milestone payments based upon attainment of certain development and regulatory accomplishments. The Company will have the option to receive copromotion rights and share profits from commercial sales of select products which result from the collaboration in the U.S. or receive royalties on U.S. product sales. The Company will receive royalties on product sales for the rest of the world. The potential value of the entire agreement including license fees, sponsored research and development, and contingent milestone payments is estimated at up to $74.0 million.

     There can be no assurance that the Company and its corporate partners will be successful commercializing any potential products. As a result, there can be no assurance that any product development milestone, royalties, or profit sharing payments will be made. The Company is dependent upon its corporate partners to provide adequate funding for its research and development programs. Under these arrangements, the Company's corporate partners are responsible for (i) selecting compounds for subsequent development as drug candidates, (ii) conducting preclinical testing and clinical trials and obtaining required regulatory approvals for such drug candidates, and (iii) manufacturing and commercializing any resulting drugs. Failure of these partners to select a compound discovered by the Company for subsequent development into marketable products, gain the requisite regulatory approvals or successfully commercialize products, would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's strategy for development and commercialization of certain of its products is dependent upon entering into additional arrangements with research collaborators, corporate partners and others and upon the subsequent success of these third parties in performing their obligations. There can be no assurance that the Company will be able to enter into additional strategic alliances on terms favorable to the Company, or at all. Failure of the Company to enter into additional strategic alliances would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's strategic alliances with Janssen, Ciba-Geigy and Eli Lilly and Company are subject to termination by the collaborators. There can be no assurance that Janssen, Ciba Geigy, or Eli Lilly and Company will not elect to terminate its strategic alliance with the Company prior to its scheduled expiration.

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

ITEM 2:
                    MANAGEMENT DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


Results of Operations

     Revenues increased to $2.2 million for the third quarter and $9.9 million for the nine month period ended September 30, 1996, compared with $824,000 and $5.2 million, respectively, for the same periods in 1995. These increases were primarily due to increased sponsored research revenues and milestone revenues recognized under the collaboration with Ciba-Geigy.
Research and development expenses increased to $3.0 million for the third quarter and $8.3 million for the nine month period ended September 30, 1996, compared with $1.8 million and $5.6 million, respectively, for the same periods in 1995. These increases reflect continued additions to scientific personnel and related support expenditures as the Company increased its research activities primarily in the CRF and Altered Peptide Ligand programs. General and administrative expenses increased slightly to $717,000 for the third quarter and decreased to $2.0 million for the nine month period ended September 30, 1996, compared with $713,000 and $2.2 million, respectively, for the same periods in 1995. The decrease in the nine month period in 1996 was largely attributable to non-recurring timing differences of certain expenses which occurred in the first quarter of 1996.

     Interest income increased to $938,000 for the third quarter and $1.7 million for the nine month period ended September 30, 1996, compared with $296,000 and $930,000, respectively, for the same periods in 1995. These increases were due to increased investment income attributable to increased cash and short term investments purchased with proceeds from the Company's initial public offering in May 1996.

    Net loss decreased to $405,000 or $.02 per share for the third quarter and net income increased to $1.4 million or $.09 per share for the nine month period ended September 30, 1996, compared with a net loss of $1.4 million or $.12 per share and $1.7 million or $.14 per share, respectively, for the same periods in 1995. The reduction in the net loss for the three month period and the increased net income for the nine month period was primarily attributable to the increased revenues earned under the Ciba-Geigy corporate collaboration. Net income per share for the nine month period increased also as a result of these revenues and was partially offset by the inclusion of dilutive common stock equivalents in the calculation of weighed average shares used in computing net income per share in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

    On September 30, 1996 the Company's cash, cash equivalents, and short-term investments totaled $60.6 million. This excludes approximately $9.2 million held by NPI which is available to fund certain of the Company's research and development activities and $4.5 million due from corporate collaborators.

     In May 1996, the Company sold 3.5 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of $34.2 million (excluding offering expenses). Concurrent with this offering the Company sold 714,286 shares of Common Stock to JJDC and Ciba-Geigy in accordance with the provisions of their respective collaboration agreements. These transactions resulted in aggregate net proceeds to the Company of $7.2 million. In June 1996 the Company sold an additional 180,000 shares of Common Stock to the underwriters of the initial public offering to cover over-allotments. This transaction resulted in net proceeds to the Company of $1.8 million.

     Cash used in operating activities during the nine month period ended September 30, 1996 increased to $3.3 million compared with $2.1 million for the same period in 1995. The increase was the result of timing differences associated with sponsored research, development, and milestone payments under corporate collaborations and increased cash outflows attributable to increased research and development expenditures associated with the Company's CRF and Altered Peptide Ligand programs.

     Cash used in investing activities during the nine month period ended September 30, 1996 increased to $42.9 million compared with $5.1 million for the same period in 1995. This increase was the result of the purchase of additional short-term investments with proceeds from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May 1996.

     Cash provided by financing activities during the nine month period ended September 30, 1996 increased to $47.0 million compared with $3.3 million for the same period in 1995. This increase was the result of proceeds received from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May 1996.

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

		NEUROCRINE BIOSCIENCES, INC.



	Dated:  Nov. 5, 1996      		Paul W. Hawran
                    			      PAUL W. HAWRAN
			                          Senior Vice President and Chief Financial Officer