Form 10-K405
period 1996-12-31
NEUROCRINE BIOSCIENCES INC
filed 1997-03-31
CIK 914475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to

                         Commission file number: 0-28150
                          NEUROCRINE BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      33-0525145
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification Number)

  3050 SCIENCE PARK ROAD, SAN DIEGO, CA                       92121
(Address of principal executive office)                     (Zip Code)

       Registrant's telephone number, including area code: (619) 658-7600 Securities registered pursuant to Section 12(b) of the Act: NONE
  Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                               $0.001 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X   No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on February 28, 1997 was approximately $141,041,532, based upon the closing price of such stock on February 28, 1997. As of February 28, 1997, 16,846,331 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Parts I and III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1997 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1996.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Neurocrine Biosciences, Inc. is a leading neuroimmunology company focused on the discovery and development of novel therapeutics to treat diseases and disorders of the central nervous and immune systems. The Company's neuroscience and immunology disciplines provide a biological understanding of the molecular interactions between the central nervous, immune and endocrine systems leading to therapeutic opportunities for diseases and disorders such as anxiety, depression, Alzheimer's disease, obesity and multiple sclerosis.

         Neurocrine is leveraging its resources through strategic alliances and other financing mechanisms to build its internal product development and commercialization capabilities. To date, Neurocrine has entered into strategic alliances with Janssen Pharmaceutica, N.V. ("Janssen"), a subsidiary of Johnson & Johnson, focused on the treatment of anxiety, depression and substance abuse; Ciba-Geigy Limited ("Ciba-Geigy") for the treatment of multiple sclerosis; and Eli Lilly and Co. ("Lilly") for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. In conjunction with a number of institutional investors, the Company has also established a research and development subsidiary in Canada, Neuroscience Pharma
(NPI) Inc. ("NPI"), to develop additional compounds for the treatment of Alzheimer's disease and other neurodegenerative diseases and disorders.

         The following Business section contains forward-looking statements concerning the continuation of the Company's strategic alliances and the receipt of payments thereunder, the anticipated dates of selection of lead compounds for clinical development, the commencement and successful conclusion of clinical trials, the receipt of regulatory approvals, and the development of potential future products. Such forward-looking statements necessarily involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to uncertainties regarding the successful continuation of the Company's collaborative arrangements, the successful completion of clinical trials, the difficulty of obtaining the required regulatory approvals, and the failure to achieve product development and commercialization goals.

RISKS INHERENT IN THE COMPANY'S BUSINESS

         Neurocrine was founded in 1992 and all of its product candidates are in research or early stages of development. The Company has not requested nor received regulatory approval for any product from the FDA or any other regulatory body. Any products resulting from the Company's research and development programs are not expected to be commercially available for the foreseeable future, if at all.

         The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will be found ineffective or cause harmful side effects during preclinical testing or clinical trials, fail to receive necessary regulatory approvals, be difficult to manufacture on a large scale, be uneconomical, fail to achieve market acceptance or be precluded from commercialization by proprietary rights of third parties.

         The Company's product candidates require significant additional research and development efforts. No assurance can be given that any of the Company's development programs will be successfully completed, that any investigational new drug application ("IND") will be accepted by the FDA, that clinical trials will commence as planned, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of the Company's development programs are not successfully completed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

BACKGROUND

  Corticotropin Releasing Factor ("CRF")

     Corticotropin releasing factor, the central regulator of the body's overall response to stress, affects multiple systems by functioning both as an endocrine factor and a neurotransmitter. CRF acts as a hormone at the pituitary gland causing the secretion of the steroid cortisol from the adrenal glands resulting in a number of metabolic effects, including suppression of the immune system. CRF also functions as a neurotransmitter in the brain and plays a critical role in coordinating psychological and behavioral responses to stress such as increased heart rate, anxiety, arousal and reduced appetite. In addition to neuroendocrine and neurotransmitter roles, accumulating evidence suggests that CRF may also integrate actions between the immune and central nervous systems in response to physiological and psychological stressors.

     The body has several mechanisms to regulate the effects of CRF. The Company's recent cloning of human CRF receptors suggests that the diverse functions of CRF are mediated through distinct receptor subtypes which are differentially distributed in specific brain areas and in tissues outside of the central nervous system. These receptors may offer a mechanism to modulate specific actions of CRF without affecting the broad range of its activities. There are several diseases and disorders such as anxiety, depression and substance abuse in which CRF levels are increased. The deleterious effects of high levels of CRF may be countered by the administration of selective CRF receptor antagonists. A protein in the brain that binds to CRF and holds it in an inactive state, CRF-binding protein ("CRF-BP"), tightly regulates levels of CRF in certain brain regions. CRF-BP may provide a novel target to selectively increase levels of CRF in diseases that are associated with decreased levels of CRF, such as Alzheimer's disease and obesity.

  Altered Peptide Ligands

     The immune system employs highly specific T-cells that recognize and attack foreign antigens that invade the body. Occasionally, certain T-cells arise that inappropriately recognize the body's own tissues as foreign and attack healthy cells, resulting in autoimmune diseases such as multiple sclerosis and Type I diabetes. Recently, it has been found that the peptide recognition site on healthy tissue can be altered, creating molecular decoys that can be developed as potential drug candidates. The Company believes that these molecules, known as altered peptide ligands, are capable of binding to and deactivating T-cells implicated in certain autoimmune diseases.

     Multiple sclerosis is a chronic disease caused by the immune system's attack on myelin, the insulating material that surrounds and protects nerve fibers in the central nervous system ("CNS"). This autoimmune reaction is led by T-cells which come in contact with myelin by utilizing T-cell receptors specific for myelin proteins. This interaction leads to a destructive inflammatory response mediated by molecules of the immune system known as cytokines. Cytokines such as gamma interferon, tumor necrosis factor-alpha and interleukin-6 are found at the site of inflammation and demyelination and play a role in further advancing nerve cell destruction. The use of altered peptide ligands of dominant antigens in autoimmune diseases may inactivate certain T-cells and decrease the production of destructive cytokines.

  Neurosteroids

     Neurosteroids are a class of steroidal compounds produced in the central nervous system that show a wide range of effects on neurons. Dehydroepiandrosterone ("DHEA") is the most abundant adrenal steroid in humans. Blood levels of this hormone peak by age 20 and then decrease throughout life, reaching their lowest levels by age 65. DHEA levels have been found to be decreased in Alzheimer's patients while DHEA has been shown to have memory-enhancing effects in animal studies. For example, studies have been performed in aged mice which perform more poorly than young mice in certain memory tasks. Administration of DHEA in the older animals has been shown to improve memory to the high levels seen in the younger animals. DHEA has also been shown to significantly reverse pharmacologically-induced amnesia and memory impairment in these animals.

     In addition to the memory-enhancing effects of DHEA, preliminary data suggest that this steroid also increases neuronal survival. DHEA may also induce neuroprotection through inhibition of inflammatory cytokines in the brain which have recently been implicated in neurodegeneration. In view of its cognitive enhancing and neuroprotective potential, DHEA replacement therapy may be beneficial for the treatment of neurodegenerative disorders such as Alzheimer's disease.

  Neurogenomics

     The brain and spinal cord are comprised of two major cell types--glial cells and neurons. Glial cells are the most prevalent cell type in the central nervous system, comprising over 75% of all brain cells. The gene products from these cells are crucial for the survival and development of neurons. Neurons are CNS cells which transmit and receive complex electrical and chemical messages from other neurons to control all cognitive processes. In certain pathological states, excessive glial activity results in the activation of cytosine and related genes. The proteins encoded by these genes may be implicated in the degenerative cascade leading to neurological disorders such as Alzheimer's disease, stroke, multiple sclerosis, Parkinson's disease, epilepsy and AIDS dementia. For example, in AIDS, the HIV virus does not attack neurons but does infect glial cells which in turn release inflammatory cytokines and other factors which are toxic to neurons. Similarly, in Alzheimer's disease, accumulating evidence suggests complex interactions between neurons, glia and a protein fragment known as beta amyloid leading to formation of senile plaques and neurodegeneration. Currently, it is estimated that only a small fraction of genes involved in neurodegeneration or regeneration have been identified. The identification of novel CNS genes involved in the neurodegenerative process may yield new therapeutic and diagnostic opportunities.

BUSINESS STRATEGY

     The Company's strategy is to utilize its understanding of the biology of the central nervous, immune and endocrine systems to identify and develop novel therapeutics. There are five key elements to the Company's business strategy:

     Target Multiple Product Platforms. Neurocrine is focusing on research and development programs which utilize its distinct biological and technological competencies. The Company believes certain central nervous system drug targets, such as CRF, CRF-BP and neurosteroids, represent significant market opportunities in psychiatric, neurologic and metabolic disorders. Immunological targets, such as altered peptide ligands, offer product opportunities related to autoimmune diseases. Neurogenomics allows the Company to combine its neuroscience and immunology expertise with new drug discovery technologies to identify novel gene-related product or gene therapy opportunities.

     Identify Novel Neuroscience and Immunology Drug Targets for the Development of Therapeutics Which Address Large Unmet Market Opportunities. Neurocrine employs molecular biology as an enabling discipline to identify novel drug targets such as receptors, genes and gene-related products. The Company uses advanced technologies, including combinatorial chemistry, high-throughput screening, gene sequencing and bioinformatics, to discover and develop novel small molecule therapeutics for diseases and disorders of the central nervous and immune systems including anxiety, depression, Alzheimer's disease, obesity and multiple sclerosis.

     Leverage Strategic Alliances to Enhance Development and Commercialization Capabilities. Neurocrine intends to leverage the development, regulatory and commercialization expertise of its corporate partners to accelerate the development of its potential products, while retaining full or co-promotion rights in North America. The Company intends to further leverage its resources by continuing to enter into strategic alliances and novel financing mechanisms to enhance its internal development and commercialization capabilities. To date, Neurocrine has entered into a strategic alliance with Janssen focusing on CRF receptor antagonists to treat anxiety, depression, and substance abuse; with Ciba-Geigy to develop altered peptide ligands for the treatment of MS; and with Lilly to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. The Company has also formed NPI, a research and development subsidiary, to finance its Neurosteroid and Neurogenomics programs.

     Outsource Capital Intensive and Non-Strategic Activities. Neurocrine intends to focus its resources on research and development activities by outsourcing its requirements for manufacturing, preclinical testing, and clinical monitoring activities. The Company utilizes contract current Good Manufacturing Processes ("cGMP") manufacturing for both its Neurosteroid and Altered Peptide Ligand programs. Neurocrine believes that the ease of manufacturing of small molecule therapeutics will allow the Company to focus on its core discovery and development programs to generate additional product opportunities.

     Acquire Complementary Products in Clinical Development. Neurocrine plans to acquire rights to products in various stages of clinical development in the fields of neurology and immunology to take advantage of the development and future commercialization capabilities it is developing in cooperation with its strategic partners. For example, Neurocrine has licensed rights to DHEA for the treatment of Alzheimer's disease which is currently being evaluated in a physician investigational new drug application ("physician-IND") Phase II clinical trial and in a Company-sponsored Phase II/III clinical trial in Canada under the regulatory authority of the Canadian Health Protection Board ("HPB").

TECHNOLOGY

     Neurocrine utilizes advanced technologies to enhance its drug discovery capabilities and to accelerate the drug development process. These technologies include:

     High-Throughput Screening. Neurocrine has assembled a chemical library of diverse, low molecular weight organic molecules for lead compound identification. The Company has implemented robotic screening capabilities linked to its library of compounds that facilitate the rapid identification of new drug candidates for multiple drug targets. The Company believes that the utilization of high-throughput screening and medicinal and peptide chemistry will enable the rapid identification and optimization of lead molecules.

     Combinatorial Chemistry. Neurocrine has developed an automated combinatorial chemistry technology (Rapid Microscale Synthesis or "RMS") which is capable of rapidly producing large quantities of highly purified small organic molecules for evaluation as drug candidates. Unlike other combinatorial chemistry technologies, RMS enables individual chemists to optimize candidate compounds quickly and efficiently by producing hundreds of variations of existing lead molecules. In collaboration with Hewlett-Packard Company ("HP"), Neurocrine has automated this technology by adapting HP instrumentation with robotics leading to a flexible, bench top instrument.

     Molecular Biology. Neurocrine scientists have utilized novel techniques for examination of gene expression in a variety of cellular systems. The Company has developed a sophisticated technique to evaluate the type and quantity of genes in various cellular systems prior to the isolation of genes. Neurocrine has also developed unique expression vectors and cell lines that allow for the highly efficient protein expression of specific genes.

     Gene Sequencing. Neurocrine applies integrated automated DNA sequencing and gene identification technology in its Neurogenomics program. The systems utilized by Neurocrine allow for extended gene analysis in a rapid, high-throughput format with independent linkage into a sequence identification database. Neurocrine has optimized gene sequencing instrumentation for "differential display," a technique that may facilitate the rapid identification of novel genes.

     Bioinformatics. Neurocrine's Neurogenomics program creates a significant amount of genetic sequence information. Applied genomics relies on information management systems to collect, store and rapidly analyze thousands of gene sequences. Neurocrine has developed a bioinformatics system which the Company believes will allow it to identify novel genes which are involved in neurodegeneration. Data are collected by automated instruments and stored and analyzed by Neurocrine using customized computational tools. To date, Neurocrine's molecular biologists have identified over 4,500 novel genes.

PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Neurocrine's most advanced products in development. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K.

                               PROGRAM                      INDICATION              STATUS (1)               COMMERCIAL RIGHTS
                               -------                      ----------              ----------               -----------------
                     Corticotropin Releasing Factor

                     Receptor Antagonists                Anxiety                  Preclinical            Janssen/Neurocrine
                                                         Depression               Preclinical            Janssen/Neurocrine
                                                         Stroke                   Development            Neurocrine
                                                         Substance Abuse          Research               Janssen/Neurocrine


                     Binding Protein Antagonists         Alzheimer's Disease      Development            Lilly/Neurocrine
                                                         Obesity                  Development            Lilly/Neurocrine

                     Altered Peptide Ligands             Multiple Sclerosis       Phase II               Ciba-Geigy/Neurocrine
                                                         Type I Diabetes          Research               Neurocrine


                     Neurosteroids                       Alzheimer's Disease      Physician-IND          Neurocrine/NPI
                                                                                  Phase II;
                                                                                  Phase II/III

                     Neurogenomics                       Neurodegenerative
                                                         Diseases                 Research               Neurocrine/NPI

----------
(1) "Research" indicates identification and evaluation of compounds in in vitro and animal models.
"Development" indicates that lead compounds have been discovered that meet certain in vitro and in vivo criteria. These compounds may undergo structural modification and more extensive evaluation prior to selection for preclinical development.
"Preclinical" indicates that Neurocrine is conducting pharmacology testing, toxicology testing, formulation, process development and/or manufacturing, and is in the process of preparing an IND for regulatory submission.
"Physician-IND Phase II" indicates that an independent physician has received FDA approval to evaluate one of the Company's products in humans to determine safety and efficacy in an expanded patient population. This clinical trial is not under full control of the Company.
"Phase II" indicates that the Company has received FDA approval to evaluate one of the Company's products in humans to determine safety and efficacy in an expanded patient population.
"Phase II/III" indicates that the Company has received regulatory approval from the Canadian HPB to evaluate in Canada a multi-center Phase II/III clinical trial of DHEA.


     Corticotropin Releasing Factor -- Receptor Antagonist Program

     Anxiety

     Anxiety is among the most commonly observed group of CNS disorders, which includes phobias or irrational fears, panic attacks, obsessive-compulsive disorders and other fear and tension syndromes. Estimates by the National Institute of Mental Health suggest that the most commonly diagnosed forms of anxiety disorders may affect 10% of the United States population. Of the pharmaceutical agents that are currently marketed for the treatment of anxiety disorders, a class of compounds known as the benzodiazepines, such as Valium, is the most frequently prescribed. In spite of their therapeutic efficacy, several side effects limit the utility of these anti-anxiety drugs. Most problematic among these are drowsiness, ataxia (the inability to stand up), amnesia, drug dependency and withdrawal reactions following the cessation of therapy.

     Neurocrine is developing a new class of therapeutics that target stress-induced anxiety. In view of the evidence implicating CRF in anxiety-related disorders, Neurocrine is developing small molecule CRF receptor antagonists as anti-anxiety agents which block the effects of overproduction of CRF. The Company believes that these compounds represent a class of molecules based on a novel mechanism of action which may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects. In animal studies used to evaluate anti-anxiety drugs, Neurocrine scientists have demonstrated the efficacy of its lead candidates following oral administration without evidence of apparent side effects. Neurocrine's corporate partner, Janssen, selected a drug candidate in 1996 and is currently undertaking preclinical testing on the drug candidate. Results obtained in animals are not necessarily predictive of results obtained in man, and no assurance can be given that the Company's partner will successfully complete preclinical testing or progress to clinical trials in a timely manner, or at all.

     Depression

     Depression is one of a group of neuropsychiatric disorders that is characterized by extremes of elation and despair, loss of body weight, decrease in aggressiveness and sexual behavior, and loss of sleep. This condition is believed to result from a combination of environmental factors, including stress, as well as an individual's biochemical vulnerability, which is genetically predetermined. The biochemical basis of depression is thought to involve elevated secretion of CRF and abnormally low levels of other neurotransmitters in the brain such as serotonin. Clinical depression was reported to affect 6% of the population, or approximately 25 million individuals in the United States in 1994. Current antidepressant therapies, including Prozac, increase the levels of several chemicals in the brain, such as serotonin. Because these drugs affect a wide range of neurotransmitters, they have been associated with a number of side effects. While newer, more selective drugs offer some safety improvement, their side effect profiles are still inadequate due to their unwanted effects on gastrointestinal and sexual function, and on appetite. Furthermore, most existing antidepressant therapies are limited by their slow onset of action.

     Neurocrine is developing small molecule therapeutics to block the effects of overproduction of CRF for the treatment of depression. The Company has developed several CRF receptor antagonists and its corporate partner, Janssen, selected a drug candidate in 1996 for preclinical development. However, no assurance can be given that the Company's partner will successfully complete preclinical testing or progress to clinical trials in a timely manner, or at all.

     Stroke

     Stroke is an acute neurologic event caused by blockage or rupture of vessels which supply blood to the brain. Neuronal damage progresses over a period of four to six hours. According to the National Institutes of Health ("NIH") estimates, approximately 500,000 patients experience a stroke in the United States each year, with an approximately equal incidence in the rest of the world. Stroke results in an estimated 150,000 fatalities each year, making it the leading cause of death behind heart disease and cancer, and an estimated additional 150,000 stroke victims suffer permanent neurological damage. Survivors of stroke are at significantly increased risk of suffering another episode. Current treatments for stroke consist of surgery, steroid therapy and anti-platelet therapy. These treatments may help increase blood flow but do not affect the secondary mechanisms which cause nerve cell death.

     Neurocrine believes its CRF receptor antagonist program may have utility in the treatment of stroke. Preliminary experiments in animal models of stroke show substantial enhancement of neuronal survival following treatment with a CRF receptor antagonist. The survival benefit is independent of increased blood flow and may be acting on secondary mechanisms. The Company is currently optimizing several series of small molecules. The Company selected a preclinical candidate in late 1996 and is currently involved in preclinical testing. However, no assurance can be given that the Company will successfully complete preclinical testing in a timely manner, or at all.

     Substance Abuse

     Substance abuse, including the use of cocaine and overuse of alcohol, was estimated to affect nearly 15 million individuals in the United States in 1994. Stress has been reported to enhance the reinforcement and withdrawal properties of abused substances such as cocaine, amphetamines and alcohol. Currently there are no pharmaceuticals marketed for most forms of drug abuse.

     In view of the primary role of CRF in modulating stress responses, Neurocrine is developing orally active, small molecule drugs which block the CRF receptor. A small molecule CRF receptor antagonist may be effective not only for acute cocaine detoxification, but also for long-term prophylaxis in the context of a drug prevention or treatment program. The same compounds developed for anxiety and depression may be used for the treatment of substance abuse. In collaboration with Janssen, Neurocrine intends to develop CRF receptor antagonists for this indication. However, no assurance can be given that the Company will successfully identify suitable candidate compounds for development in a timely manner, or at all.

  Corticotropin Releasing Factor -- Binding Protein Antagonist Program

     Alzheimer's Disease

     Alzheimer's disease is a neurodegenerative brain disorder which leads to progressive memory loss and dementia. Alzheimer's disease generally follows a predictable course of deterioration over eight years or more, with the earliest symptom being impairment of short-term memory. Gradually, memory loss increases, reasoning abilities deteriorate, and individuals become depressed, agitated, irritable and restless. In the final stages of the disease, patients become unable to care for themselves. According to the National Alzheimer's Association, in 1994 over four million individuals in the United States suffered from Alzheimer's disease. Alzheimer's disease is the fourth leading cause of death for adults, responsible for over 100,000 deaths in 1994. Marketed therapies currently available for the treatment of Alzheimer's disease are severely limited. Tacrine, a therapy which has been recently approved, shows limited memory improvement in Alzheimer's patients; however, concerns regarding drug-induced elevations in liver enzymes have limited the widespread use of this product.

     Neurocrine scientists have found that there are significant decreases in CRF levels in the brain areas that are affected in Alzheimer's disease. In spite of reduced CRF concentrations, CRF-BP levels are not decreased in areas of the brain affected by Alzheimer's disease, thereby providing the Company with a novel target for drug intervention. Consequently, Neurocrine is developing CRF-BP antagonists to displace CRF from the binding protein and effectively increase the amount of "free CRF" available to interact with the CRF receptors. This strategy is expected to selectively raise the concentration of CRF in brain areas involved in learning and memory processes. Because the therapeutic is designed to restore normal levels of CRF only in these areas, the Company believes that the drug will not induce the side effects associated with administering CRF directly, such as anxiety. The Company has identified a number of lead compounds which show efficacy following oral administration in animal models of learning and memory. Efforts are underway to further optimize these molecules, and the Company and its corporate partner, Lilly, expect to select lead compounds for development in 1997. However, no assurance can be given that the Company and its corporate partner will successfully identify suitable candidate compounds for development in a timely manner, or at all.

     Obesity

     Obesity is the most common nutritional disorder in Western societies. As many as three in 10 adult Americans weigh at least 20% in excess of their ideal body weight, with 35 million people in the United States characterized as clinically obese. Increased body weight is a significant public health problem because it is associated with a number of serious diseases, including type II diabetes, hypertension, hyperlipidemia and several cancers. Although obesity has been commonly considered to be a behavioral problem, there is now evidence that body weight is physiologically regulated. The regulation of body weight is complex and appears to consist of both centrally and peripherally acting mechanisms. Recently, d-fenfluramine has received FDA approval for the treatment of obesity and is being marketed by American Home Products. This drug displayed statistically significant weight reducing effects in a large multi center clinical trial. The Company believes that d-fenfluramine's actions on weight reduction may in part be due to modulation of CRF. The use of a CRF-BP antagonist may directly increase CRF levels without the inadvertent activation of other neurotransmitter systems.

     Preliminary data indicate that CRF may act as a central regulator of both appetite and metabolism. Neurocrine has evaluated CRF-BP antagonists in a genetically mutant strain of obese animals as well as in animal models which were pharmacologically induced to overeat. Treatment with CRF-BP antagonists consistently normalized feeding behavior and weight in both types of models and did so without inducing excess CRF-related side effects such as anxiety. Neurocrine has developed several active series of lead molecules. Medicinal chemistry efforts have resulted in the generation of high-affinity molecules that show efficacy in elevating brain CRF levels. Neurocrine and its corporate partner, Lilly, anticipate selecting lead compounds in 1997 for further development. However, no assurance can be given that the Company and its corporate partner will successfully identify suitable candidate compounds for development in a timely manner, or at all.

  Altered Peptide Ligand Program

     Multiple Sclerosis ("MS")

     Multiple sclerosis is a chronic immune mediated disease characterized by recurrent attacks of neurologic dysfunction due to damage in the CNS. The classic clinical features of MS include impaired vision and weakness or paralysis of one or more limbs. Patients develop a slow, steady deterioration of neurologic function over an average duration of approximately 30 years. The cause of MS is unknown but immunologic or infectious factors have been implicated. According to the National Multiple Sclerosis Society, there are an estimated 350,000 cases of multiple sclerosis in the United States and an equal number of patients in Europe with approximately 20,000 new cases diagnosed in the world each year. Currently available treatments for MS offer only limited efficacy. Steroids have been used to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immunosuppressive agents has been tried, but with limited success. Betaseron (a form of beta-interferon) has been shown to delay the onset of flare-ups of the symptoms in approximately 30% of patients and has been approved for marketing by the FDA. In addition, Avonex, a similar form of beta-interferon, has received FDA advisory panel recommendation for approval. Clinical trial results show these therapies slowed, but did not prevent, the growth of lesions in the CNS which cause the disease. Patients treated with beta-interferon experience a variety of side effects, including "flu-like" symptoms.

     One of the Company's co-founders, Dr. Lawrence Steinman, identified the dominant invading T-cell in the brains of patients who had died of MS. Dr. Steinman further identified the dominant target or recognition site on the myelin sheath to which invading T-cells bind. Neurocrine has exclusively licensed this technology and has designed altered peptide ligands which resemble native disease-causing molecules of the myelin sheath. These molecules have been altered to attract and bind to disease-causing T-cells and inhibit their destructive capabilities. Neurocrine's altered peptide ligand for the treatment of MS has been shown to reverse disease in animal models of MS and decrease the production of cytokines such as gamma interferon and tumor necrosis factor-alpha which contribute to the disease. These same molecules demonstrate the ability to turn off pathogenic T-cells from MS patients in vitro. Quantities of the Company's drug candidate were produced under cGMP conditions in preparation for a Phase I clinical trial. Together with Ciba-Geigy, the Company's collaborative partner for this program, Neurocrine filed an IND and received approval in 1996 to commence clinical trials. The Company and its corporate partner have completed Phase I clinical trials and are planning to enter multiple Phase II clinical trials in mid-1997. However, results obtained in animals or in earlier phases of clinical trials are not necessarily predictive of results obtained in humans, and no assurance can be given that the Company will successfully complete clinical trials in a timely manner, if at all.

     Type I Diabetes

     Type I diabetes, or juvenile-onset diabetes, is an autoimmune disease resulting from the destruction of insulin producing cells, causing impaired glucose metabolism resulting from a deficiency in the action of the hormone insulin. It is one of the most prevalent chronic conditions in the United States, afflicting approximately 500,000 patients in all age groups in 1994. Diabetics suffer from a number of complications of the disease including heart disease, circulatory problems, kidney failure, neurologic disorders and blindness. Current therapy for type I diabetes consists of daily insulin injections to regulate blood glucose levels.

     Neurocrine is developing altered peptide ligands which target dominant antigens on insulin producing cells to treat type I diabetes. Pre- diabetic patients can now be identified using immune markers of the disease several years before they become insulin dependent. The Company believes that an altered peptide ligand specific for autoimmune T-cells involved in diabetes may stop the destruction of the insulin secreting cells in these pre-diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. The Company believes that this program can leverage the technological expertise the Company has developed in its MS program to discover and design altered peptide ligand therapy useful in treating diabetics and pre-diabetics. Neurocrine has begun collaborations with a leading diabetes center, the Barbara Davis Center for Childhood Diabetes at the University of Colorado, to study the effects of altered peptide ligands on human T-cells from diabetic patients. However, no assurance can be given that the Company will successfully identify suitable candidate compounds for development in a timely manner, or at all.

  Neurosteroid Program

     Alzheimer's Disease

     Alzheimer's disease is a neurodegenerative brain disorder which leads to progressive memory loss and dementia. The Company believes that DHEA, a naturally occurring hormone, may be useful in treatment of this disease based on a variety of mechanisms. DHEA may protect neurons from death by increasing growth factor levels in the brain, such as insulin-like growth factor-1. DHEA also appears to modulate several cytokines involved in inflammation, which are believed to be involved in the pathology of Alzheimer's disease. In addition, DHEA improves memory and learning processes in both animal models and humans and may prove beneficial in slowing the memory loss seen in Alzheimer's disease. Because DHEA is naturally occurring, it is expected to have few toxicity problems, which differentiates this drug from other compounds that are currently being tested as therapeutics for Alzheimer's disease.

     A double-blind, placebo-controlled, physician-IND Phase II clinical trial of DHEA, is being conducted with investigators from the Alzheimer's Clinic at the University of California, San Francisco. This trial has been designed to determine efficacy as measured by improving memory in mild to moderate Alzheimer's patients. It is anticipated that approximately 60 patients will be treated for six months with either active drug or a placebo. These patients will be evaluated throughout the study to assess the progress of disease and retention of memory. The Company anticipates that this trial will be completed by the end of 1997. If results of this study are positive, the Company intends to initiate company-sponsored clinical trials. However, no assurance can be given that the Company will conclude the trial in a timely manner, or that the Company will begin its own clinical trials in a timely manner, or at all.

     The Company has obtained regulatory approval and initiated a multi-center Phase II/III clinical trial of DHEA in Canada. This trial has been designed to determine efficacy as measured by improving memory in mild to moderate Alzheimer's patients. The Company anticipates that this trial will be completed by the end of 1998. However, results obtained in earlier clinical trials are not necessarily predictive of results obtained in later trials, and no assurance can be given that the Company will successfully complete clinical trials in a timely manner, if at all. Even if regulatory approval is granted in Canada, the Company may be required to undertake additional clinical testing to obtain regulatory approval from the FDA for sales in the United States.

  Neurogenomics Program

     Neurodegenerative Diseases and Disorders

     Neurodegenerative diseases and disorders involve damage to the cellular structure of the brain either acutely, as in stroke or trauma, or chronically, as in epilepsy and Alzheimer's disease. To date, only a limited number of effective therapeutics exist to treat neurological disorders, resulting in significant economic and social costs. In 1994, over 26 million people in the United States were affected by neurological disorders.

     Activation of glial cells is a common feature of many neurodegenerative diseases. The primary goal of Neurocrine's Neurogenomics program is to identify and characterize novel genes that are induced in glial cells under conditions that lead to neurodegeneration or regeneration. The Company is focusing on stroke, multiple sclerosis, AIDS dementia, epilepsy, Parkinson's disease and Alzheimer's disease. The unique conditions leading to neurodegeneration in each of the disorders have been established in both animal and cellular models of the disease. Neurocrine is actively isolating and analyzing genes associated with neuronal cell death utilizing state of the art molecular biology, gene sequencing and bioinformatics. In addition, activated genes which are neuroprotective or allow for the regeneration of neurons may also be identified.

     Novel neurodegenerative genes that are discovered may include proteins, enzymes or receptors. Protein signaling molecules or the genes encoding such molecules may be utilized as therapeutics, while enzymes and receptors may serve as new targets for drug discovery. Neurocrine currently intends to place the receptors and enzymes encoded by these genes in high-throughput screens in an attempt to discover small molecule therapeutics to treat neurodegenerative disorders. To date, the Company has identified more than 4,500 novel genes of which a number are undergoing biological evaluation in in vitro and animal models. The Company currently intends to identify candidate genes as drugs or drug targets for one or more neurological diseases.

However, there can be no assurance that the Company will successfully identify suitable gene candidates for development in a timely manner, or at all.

STRATEGIC ALLIANCES

     The Company's business strategy is to utilize strategic alliances and novel financing mechanisms to enhance its development and commercialization capabilities. To date, Neurocrine has completed the following alliances:

  Janssen Pharmaceutica, N.V.

     On January 1, 1995, Neurocrine entered into a research and development agreement (the "Janssen Agreement") with Janssen to collaborate in the discovery, development and commercialization of CRF receptor antagonists focusing on the treatment of anxiety, depression and substance abuse. The collaboration utilizes Neurocrine's expertise in cloning and characterizing CRF receptor subtypes, CRF pharmacology and medicinal chemistry. Pursuant to the Janssen Agreement, the Company has received $2.0 million in license payments, of which $1 million was received in 1996. Janssen is obligated to provide Neurocrine with $3.0 million in sponsored research payments per year during the term of the research program. The term of the research program is three years, subject to extension by mutual agreement of the parties. Janssen has the right to terminate the Janssen Agreement without cause at any time. However, in the event of such termination, Janssen remains obligated to continue all sponsored research payments for the term of the research program and all product and technology rights become the exclusive property of Neurocrine. In connection with the Janssen Agreement, Johnson & Johnson Development Corporation ("JJDC") purchased $5 million of the Company's Common Stock.

     Neurocrine is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression, and substance abuse, and up to $9.0 million in milestone payments for other indications, if certain development milestones are achieved, of which $750,000 was received in 1995 and $1 million was received in 1996. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on product sales throughout the world. The Company has certain rights to co-promote such products in North America. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any. There can be no assurance that the Company's research under the Janssen Agreement will be successful in discovering any potential products or that Janssen will be successful in developing, receiving regulatory approvals or commercializing any potential products that may be discovered. As a result, there can be no assurance that any product development milestone or royalty payments will be made.

  Ciba-Geigy Limited

     In January 1996, the Company entered into a binding letter agreement with Ciba-Geigy (which has subsequently changed its name to Novartis) to develop altered peptide ligand therapeutics for the treatment of MS based upon the Company's drug development candidates and expertise in immunology and protein chemistry. In December 1996, the Company and Ciba-Geigy entered into a definitive agreement (the "Ciba-Geigy Agreement") incorporating the terms and conditions set forth in the letter agreement and certain other terms and conditions agreed to by the Company and Ciba-Geigy. Ciba-Geigy paid the Company a $5 million non-refundable fee prior to executing the Ciba-Geigy Agreement. In connection with the Ciba-Geigy Agreement, Ciba-Geigy purchased $10.0 million of the Company's Common Stock. Pursuant to the Ciba-Geigy Agreement, Ciba-Geigy is obligated to provide the Company with $3.5 million in research and development funding, plus certain other program expenses, each year for five years ending on December 31, 2000. In event that no product license application ("PLA") has been filed as a result of the collaboration by December 31, 2000, then Ciba-Geigy may be obligated to provide the Company with an additional $2.5 million per year thereafter until a Product License Application is filed, except in certain circumstances. Neurocrine is also entitled to receive milestone payments if certain research, development and regulatory milestones are achieved. Ciba-Geigy has the right to terminate the Ciba-Geigy Agreement on six months' notice which may be given at any time after December 30, 1997.

      The Company has granted Ciba-Geigy an exclusive license outside of the United States and Canada to market altered peptide ligand products developed under the Ciba-Geigy Agreement for multiple sclerosis. The Ciba-Geigy Agreement provides that the Company and Ciba-Geigy will collaborate in the marketing of products developed under the Ciba-Geigy Agreement in the United States and Canada. The Company has the option to discontinue the collaborative marketing effort in the United States and Canada, in which case Ciba-Geigy will have exclusive marketing rights in such territory. Neurocrine is entitled to receive royalties on product sales. Neurocrine is entitled to receive a share of the profits resulting from sales of altered peptide ligand products in North America subject to the recoupment of a portion of Ciba-Geigy's development costs. Neurocrine retains the right to convert its profit share to the right to receive royalty payments at its sole discretion in which case no repayment of development costs are due to Ciba-Geigy. Neurocrine is obligated to repay a portion of the development costs of any potential product developed pursuant to the collaboration unless the Company elects to convert to the right to receive royalty payments. There can be no assurance that the Company and Ciba-Geigy will be successful in developing or commercializing any potential products. As a result, there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

     Eli Lilly and Co.

     On October 15, 1996, Neurocrine entered into a research and license agreement (the "Lilly Agreement") with Eli Lilly and Company to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. As of December 31, 1996, Neurocrine had received $1.3 million in research payments and received an additional $5.0 million in research payments in January 1997. Neurocrine expects to receive an additional $15.7 million in research payments over the first three years of the Lilly Agreement as well as additional sponsored research payments over the subsequent two-year period if certain milestones are met, and up to an additional $49.0 million in milestone payments for the first two products for dementia or obesity if certain development and regulatory milestones are achieved. The Company has granted Lilly an exclusive worldwide license to manufacture and market CRF binding protein ligand inhibitor products. Lilly is obligated to fund clinical development and marketing expenses (except as set forth below) and is responsible for clinical development, regulatory compliance, and manufacturing of products. Neurocrine is entitled to royalties on product sales. At its option, Neurocrine is entitled to receive a portion of the profits resulting from sales of products for the treatment of dementia in the United States subject to the Company's obligation to pay a portion of the development costs for such product. Lilly has agreed to provide the Company with access to a portion of its chemical compound library for screening against targets outside of the field of the Lilly Agreement and other Lilly program areas, subject to the Company's obligation to pay Lilly royalties on sales of products developed based on compounds in such library and milestone payments based upon certain development and regulatory milestones for such products. There can be no assurance that the Company's research under the Lilly Agreement will be successful in discovering any potential products or that Lilly will be successful in developing, receiving regulatory approvals, or commercializing any potential products that may be discovered. As a result there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

  Neuroscience Pharma Inc.

     In March 1996, Neurocrine formed Neuroscience Pharma (NPI) Inc. ("NPI"), a research and development company. Neurocrine licensed to NPI certain technology and Canadian marketing rights to the Company's Neurosteroid and Neurogenomics programs in exchange for 49% of the outstanding Common Stock of NPI. A group of Canadian institutional investors have invested approximately $9.5 million in NPI in exchange for Preferred Stock of NPI which may be converted into 51% of the outstanding Common Stock of NPI. The Preferred Stock may also be converted into the Company's Common Stock at $7.45 per share. Pursuant to a Research and Development Agreement NPI has committed to expend an aggregate amount of $9.5 million for clinical development of the Neurosteroid program for Alzheimer's disease and for research activities related to the Neurogenomics program. Pursuant to such Research and Development Agreement, NPI is entitled to receive royalties on sales of products developed in these programs as well as exclusive Canadian marketing rights for such products in the event that the Company has not terminated the technology license and the marketing rights or that the investors have not converted their NPI Preferred Stock into shares of the Company's Common Stock. In connection with their investment in NPI, such investors received warrants exercisable for shares of the Company's Common Stock and are eligible to receive additional warrants in the future in the event that NPI receives certain Canadian government incentives for research activities.

  Hewlett-Packard Company

     The Company and Hewlett-Packard Company ("HP") have entered into a collaboration to adapt the Company's RMS combinatorial chemistry technology to certain HP instruments. In 1996, the parties collaborated to modify existing instrumentation to provide customers with a flexible automated method for generation of large numbers of chemical compounds.

Neurocrine received research funding and equipment from HP in exchange for technical support and consultation. The term of the collaboration has expired and the parties are currently determining whether to renew the collaboration for an additional term. There can be no assurance that the collaboration will be renewed or that, if renewed, the collaboration will be successful in developing an automated method for generating large numbers of chemical compounds.

Dependence on Strategic Alliances

     The Company is dependent upon its corporate partners to provide adequate funding for certain of its programs. Under these arrangements, the Company's corporate partners are responsible for (i) selecting compounds for subsequent development as drug candidates, (ii) conducting preclinical testing and clinical trials and obtaining required regulatory approvals for such drug candidates, and/or (iii) manufacturing and commercializing any resulting drugs. Failure of these partners to select a compound discovered by the Company for subsequent development into marketable products, gain the requisite regulatory approvals or successfully commercialize products would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's strategy for development and commercialization of certain of its products is dependent upon entering into additional arrangements with research collaborators, corporate partners and others, and upon the subsequent success of these third parties in performing their obligations. There can be no assurance that the Company will be able to enter into additional strategic alliances on terms favorable to the Company, or at all. Failure of the Company to enter into additional strategic alliances would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company cannot control the amount and timing of resources which its corporate partners devote to the Company's programs or potential products. If any of the Company's corporate partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical testing, clinical development or commercialization of product candidates will be delayed, and the Company will be required to devote additional resources to product development and commercialization, or terminate certain development programs. The Company's strategic alliances with Janssen, Ciba-Geigy and Lilly are subject to termination by Janssen, Ciba-Geigy, or Lilly, respectively. There can be no assurance that Janssen, Ciba-Geigy, or Lilly will not elect to terminate its strategic alliance with the Company prior to its scheduled expiration. In addition, if the Company's corporate partners effect a merger with a third party, there can be no assurance that the strategic alliances will not be terminated or otherwise materially adversely affected. Ciba-Geigy is in the process of completing a merger with Sandoz Ltd., another major pharmaceutical company. The termination of any current or future strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations. Neurocrine's corporate partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any products or technology developed with corporate partners. These and other possible disagreements between corporate partners and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company has in the past utilized, and intends to continue to utilize, third-party manufacturing for the production of material for use in clinical trials and for the potential commercialization of future products. The Company has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, the Company is dependent on contract manufacturers for the production of products for development and commercial purposes. In the event that the Company is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its products as planned. The manufacture of the Company's products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. No assurance can be given that the Company's third-party manufacturers will comply with cGMP regulations or other regulatory requirements now or in the future. The Company's current dependence upon third parties for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to develop and deliver products on a timely and competitive basis.

MARKETING, SALES, AND PHARMACEUTICAL PRICING ISSUES

     Neurocrine has retained certain marketing or co-promotion rights in North America to its products under development, and plans to establish its own North American marketing and sales organization. The Company currently has no experience in marketing or selling pharmaceutical products and does not have a marketing and sales staff. In order to achieve commercial success for any product candidate approved by the FDA, Neurocrine must either develop a marketing and sales force or enter into arrangements with third parties to market and sell its products. There can be no assurance that Neurocrine will successfully develop such experience or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that currently have experienced and well funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by Neurocrine will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

     The Company's business may be materially adversely affected by the continuing efforts of government and third-party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control in such jurisdictions. In addition, an increasing emphasis on managed care in the United States has put, and will continue to put, pressure on pharmaceutical pricing. Such initiatives and proposals, if adopted, could decrease the price that the Company receives for any products it may develop and sell in the future, and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on other pharmaceutical companies that are corporate partners or prospective corporate partners for certain of the Company's potential products, the Company's ability to commercialize its potential products may be materially adversely affected.

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the Company's products, the market acceptance of these products would be materially adversely affected.

COMPETITION

     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. The Company faces, and will continue to face, competition in the development and marketing of its product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may arise from other drug development technologies, methods of preventing or reducing the incidence of disease, including vaccines, and new small molecule or other classes of therapeutic agents. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive.

     Betaseron, a form of beta-interferon marketed by Berlex BioSciences, has been approved for the treatment of relapsing remitting multiple sclerosis. Avonex, a similar form of beta-interferon produced by Biogen, Inc., and Capoxen, produced by Teva, have recently been approved by the FDA for marketing in the United States. Tacrine, marketed by Warner-Lambert Co., and Aricept, marketed by Pfizer Inc, have recently been approved for the treatment of Alzheimer's dementia. Sales of these drugs may reduce the available market for any product developed by the Company for these indications. The Company is developing products for the treatment of anxiety disorders, which will compete with well-established products in the benzodiazepene class, including Valium, marketed by Hoffman-La Roche, Inc., and depression, which will compete with well-established products in the anti-depressant class, including Prozac, marketed by Eli Lilly & Co. Certain technologies under development by other pharmaceutical companies could result in treatments for these and other diseases and disorders being pursued by the Company.

For example, a number of companies are conducting research on molecules to block CRF to treat anxiety and depression. Other biotechnology and pharmaceutical companies are developing compounds to treat obesity, and one such drug, d-fenfluramine, is being marketed by American Home Products Corporation. In the event that one or more of these products and/or programs are successful, the market for the Company's products may be reduced or eliminated.

     In addition, if Neurocrine receives regulatory approvals for its products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. At the present time, Neurocrine has no commercial manufacturing capability, sales force or marketing experience. In addition, many of the Company's competitors and potential competitors have substantially greater capital resources, research and development resources, manufacturing and marketing experience and production facilities than does Neurocrine. Many of these competitors also have significantly greater experience than does Neurocrine in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

PATENTS AND PROPRIETARY RIGHTS

     The Company files patent applications both in the United States and in foreign countries, as it deems appropriate, for protection of its proprietary technology and products. As of December 31, 1996, only one patent has been issued to the Company; however the Company otherwise owns or has received exclusive licenses to four issued patents. The Company owns 64 patent applications pursuant to license agreements with academic and research institutions including the Beckman Research Institute of the City of Hope, the Salk Institute for Biological Studies, and Leland Stanford Junior University. The Company intends to file additional United States and foreign applications in the future as appropriate.

     The Company's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

     Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, the Company intends to seek patent protection for its proprietary technology and compounds. There can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of the Company's proprietary technology or compounds, or that the Company will be able to adequately enforce any such claims to protect its proprietary technology and compounds. Since patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions.

     The degree of patent protection afforded to pharmaceutical inventions is uncertain and any patents which may issue with regard to the Company's potential products will be subject to this uncertainty. There can be no assurance that competitors will not develop competitive products outside the protection that may be afforded by the claims of the Company's patents. For example, the Company is aware that other parties have been issued patents and have filed patent applications in the United States and foreign countries which claim alternative uses of DHEA, a potential product of the Company, and cover other therapeutics for the treatment of multiple sclerosis. DHEA is not a novel compound and is not covered by a composition of matter patent. The issued patents licensed to the Company covering DHEA are use patents containing claims covering therapeutic methods and the use of specific compounds and classes of compounds for neuroregeneration. Other potential products which the Company may develop may not consist of novel compounds and therefore would not be covered by composition of matter patent claims. Competitors may be able to commercialize DHEA products for indications outside of the protection provided by the claims of any use patents that may be issued to the Company. In this case, physicians, pharmacies and wholesalers could then substitute a competitor's product for the Company's product. Use patents may be unavailable or may afford a lesser degree of protection in certain foreign countries due to the patent laws of such countries.

     The Company may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that such products infringe the patent rights of others. At least one patent containing claims covering compositions of matter consisting of certain altered peptide ligand therapeutics for use in modulating the immune response has issued in Europe, and the Company believes that this patent has been licensed to a competitor of the Company. There can be no assurance that a patent containing corresponding claims will not issue in the United States. In addition, there can be no assurance that the claims of the European patent or any corresponding claims of any future United States patents or other foreign patents which may issue will not be infringed by the manufacture, use or sale of any potential altered peptide ligand therapeutics developed by the Company or Ciba-Geigy. Furthermore, there can be no assurance that the Company or Ciba-Geigy would prevail in any legal action seeking damages or injunctive relief for infringement of any patent that might issue under such applications or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. Failure to obtain a required license could prevent the Company and Ciba-Geigy from commercializing any altered peptide ligand products which they may develop.

     No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert such claims of infringement, to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company. In addition, there can be no assurance that these efforts by the Company would be successful.

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

GOVERNMENT REGULATION

     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. The nature and extent to which such regulation will apply to the Company will vary depending on the nature of any products which may be developed by the Company. It is anticipated that all of the Company's products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining, regulatory approval could adversely affect the marketing of any products developed by the Company, its ability to receive product or royalty revenues and its liquidity and capital resources.

     Preclinical testing is generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     A physician-IND is an IND that allows a physician to conduct a clinical trial under less rigorous regulatory review standards. A physician-IND clinical trial does not replace the need for Company-sponsored clinical trials, but can provide a preliminary indication as to whether further clinical trials are warranted and may sometimes facilitate the more formal regulatory review process.

     The results of preclinical testing and clinical trials are submitted to the FDA in the form of an NDA or PLA for approval to commence commercial sales. In responding to an NDA or PLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis, or at all. Similar regulatory procedures must also be complied with in countries outside the United States.

     To date the Company has submitted two IND applications in the United States and Canada with regard to its product candidates and has commenced clinical trials with regard to one potential product. A physician-IND Phase II clinical trial was initiated in March 1996 with regard to the use of DHEA for the treatment of Alzheimer's disease. However, such clinical trials are not under the full control of the Company. In addition, a physician-IND clinical trial does not replace the need for Company-sponsored clinical trials. A multi-center Phase II/III clinical trial was initiated in Canada in early 1997 with respect to the same potential product under the regulatory authority of the Canadian HPB. Even if Canadian regulatory approval is obtained, the Company may be required to undertake additional clinical testing to obtain FDA regulatory approval in the United States. No assurance can be given that the Company will be able to obtain FDA or other governmental regulatory approval for any products.

     The results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company or its corporate partners will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products. In addition, clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If the Company's drug candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The rate of completion of clinical trials conducted by the Company or its corporate partners may be delayed by many factors, including slower than expected patient recruitment or unforeseen safety issues. Any delays in, or termination of, the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that Neurocrine will be permitted by regulatory authorities to undertake clinical trials for its products or, if such trials are conducted, that any of the Company's product candidates will prove to be safe and efficacious or will receive regulatory approvals.

     The Company is required to conduct its research activities in compliance with NIH Guidelines for Research Involving Recombinant DNA Molecules and Animals. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation which might result from future legislation or administrative action cannot be predicted accurately.

SCIENTIFIC ADVISORY BOARD

     Neurocrine has assembled a Scientific Advisory Board that currently consists of 16 individuals. Members of the Scientific Advisory Board are leaders in the fields of neurobiology, immunology, endocrinology, psychiatry and medicinal chemistry. Scientific Advisory Board members meet as a group at least yearly to advise the Company in the selection, implementation and prioritization of its research programs. Certain members meet more frequently to advise the Company with regard to its specific programs.

     The Scientific Advisory Board presently consists of the following individuals:

     Floyd E. Bloom, M.D., is Chairman of the Department of Neuropharmacology at The Scripps Research Institute. Dr. Bloom is an internationally recognized expert in the fields of neuropharmacology and neurobiology. He is the current editor of the journal, Science.

     Michael Brownstein, M.D., Ph.D., is Chief of the Laboratory of Cell Biology at the National Institute of Mental Health. He is a recognized expert in molecular pharmacology as it applies to the field of neuroendocrinology, where he has defined many of the pharmaceutically important neurotransmitter receptors and transporter systems.

     Iain Campbell, Ph.D., is an Associate Member of the Department of Neuropharmacology at The Scripps Research Institute. Dr. Campbell is an expert in cytosine activation in autoimmune diseases and neuronal degeneration.

     Burton G. Christensen, Ph.D., is currently retired from his position as Senior Vice President of Chemistry at Merck Research Laboratories. In his capacity as Senior Vice President, Dr. Christensen directed over 400 scientists and groups, who, under his direction, were responsible for the synthesis of finasteride (Proscar), a 5-alpha-reductase inhibitor for the treatment of benign prostatic hypertrophy.

     George P. Chrousos, M.D., Sc.D., is Chief of the Pediatric Endocrinology Section at the National Institute of Child Health and Human Development. He has investigated the role of stress hormones in pathological conditions such as Cushing's disease, anxiety-related disorders and rheumatoid arthritis.

     Caleb E. Finch, Ph.D., is the Arco and William F. Kieschnick Professor of Neurobiology of Aging at the University of Southern California. He is an internationally recognized expert in the field of molecular gerontology and the genomic control of mammalian development and aging. His recent work has focused on the role of cytokines in neuronal protection and aging.

     Stephen M. Hedrick, Ph.D., is Professor and Chairman of Cell Biology at the University of California, San Diego. Dr. Hedrick is an expert in T-cell immunology and codiscovered the first T-cell receptor genes and identified the regions responsible for antigen binding. He is an editor for the Journal of Immunology.

     Florian Holsboer, M.D., Ph.D., is Director at the Max Planck Institute fur Psychiatrie. Dr. Holsboer is an international expert on the role of glucocorticoids and neuropeptides, particularly CRF, in neuropsychiatric disorders. He coordinates the efforts of several hundred scientists and clinicians at the Max Planck Institute, a major European neuropsychiatric institute.

     George F. Koob, Ph.D., is a Member of the Department of Neuropharmacology at The Scripps Research Institute and an Adjunct Professor in the Departments of Psychology and Psychiatry at the University of California, San Diego. Dr. Koob is an internationally recognized behavioral pharmacology expert on the role of peptides in the central nervous system, the neurochemical basis of addiction and in the development of preclinical behavioral procedures for the screening of anxiolytic and antidepressant drugs and memory enhancers.

     Phillip J. Lowry, Ph.D., is Professor and Head of the Department of Biochemistry and Physiology at the University of Reading in Great Britain. Dr. Lowry is an internationally recognized biochemical endocrinologist whose work has focused on the purification and characterization of some of the key hormonal mediators of the endocrine response to stress. Dr. Lowry is a member of the European Neuroscience Steering Committee, the European Neuroendocrine Association and the Committee of British Endocrinology.

     Joseph B. Martin, M.D., Ph.D., is Chancellor and Professor of Neurology at the University of California, San Francisco. Dr. Martin is an internationally recognized expert in clinical and basic research in neurology and neuroendocrinology and the etiology of hypothalamic diseases, and was one of the first neurologists to embrace the role of the central nervous system on immune function.

     Bruce S. McEwen, Ph.D., is Professor and Head of the Harold and Margaret Milliken Hatch Laboratory of Neuroendocrinology at The Rockefeller University. Dr. McEwen has identified and studied the function of intracellular receptors for neuroactive steroid hormones in the brain and immune system, in relation to stress and sex differences. Dr. McEwen is also President of the Society for Neuroscience.

     Charles B. Nemeroff, M.D., Ph.D., is Chairman and Professor of the Department of Psychiatry and Behavioral Sciences at Emory University School of Medicine. Dr. Nemeroff is an internationally recognized expert on the effects of neuropeptides on behavior and their relevance in clinically important conditions such as depression, anxiety and schizophrenia, and has published over 400 articles on this subject.

     Lawrence J. Steinman, M.D., is Chief Scientist, Neuroimmunology of the Company and a member of Neurocrine's Founding Board of Scientific and Medical Advisors and its Executive Committee. See "Item 10 -- Executive Officers and Directors of the Registrant."

     Wylie W. Vale, Ph.D., is Chief Scientist, Neuroendocrinology of the Company and a member of Neurocrine's Founding Board of Scientific and Medical Advisors and its Executive Committee. See "Item 10 -- Executive Officers and Directors of the Registrant."

     Stanley J. Watson, Jr., M.D., Ph.D., is Professor and Associate Chair for Research in the Department of Psychiatry and Co-Director of the Mental Health Research Institute at the University of Michigan. Dr. Watson is a recognized expert in neuropeptides and their receptors and their role in psychiatric diseases and behavior. Dr. Watson is also a member of the Institute of Medicine of the National Academy of Sciences.

     Each of the members of the Scientific Advisory Board have signed consulting agreements that contain confidentiality provisions and restrict the members of the Scientific Advisory Board from competing with the Company for the term of the agreement. Each member of the Scientific Advisory Board receives either a per diem consulting fee or a retainer fee and is anticipated to provide at least five days of consulting per year. Each member also has received stock or stock options in the Company, which vest over time. All but one member of the Scientific Advisory Board is a full-time employee of a university or research institute that has regulations and policies which limit the ability of such personnel to act as part-time consultants or in other capacities for any commercial enterprise, including the Company. A change in these regulations or policies could adversely affect the relationship of the Scientific Advisory Board member with the Company.

INSURANCE

     The Company maintains product liability insurance for clinical trials in the amount of $5.0 million per occurrence and $5.0 million in the aggregate. The Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company had 103 employees, consisting of 90 full-time and 13 part-time employees. Of the full-time employees, 35 hold Ph.D., M.D., or equivalent degrees. None of the Company's employees are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and a significant number of consultants to assist the Company in formulating its research and development strategy.

ITEM 2.  PROPERTIES

The Company leases approximately 48,000 square feet of laboratory facilities at 3050 Science Park Road, San Diego, California. The lease extends through 2006. The Company has sublet 19,000 square feet of this facility to a third party for up to four years. The Company has also leased an additional 2,000 square-foot animal facility for a term of two years. The Company believes that its facilities will be adequate to meet its research and development needs through 1998.

ITEM 3.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.
     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol NBIX since the Company's initial public offering on May 23, 1996. Prior to that time there was no established public trading market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low sale price for the Common Stock.

                                            High            Low
                                        ------------   ------------
FISCAL YEAR 1996
4th Quarter . . . . . . . . . . . .  $         13     $    9-1/4
3rd Quarter . . . . . . . . . . . .        12-3/8          6-1/2
2nd Quarter  (from May 23, 1996)  .        13-1/4          8-1/8

     As of February 28, 1997, there were approximately 482 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Financial Statements of the Company, which have been audited by Ernst & Young LLP, whose reports appear elsewhere herein. The information presented below should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

(In thousands, except net income (loss) per share)

                                                            YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                               1996          1995          1994          1993           1992
                                           -------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Sponsored research                      $  7,344       $  3,000       $   --         $   --        $   --
   License fees                               5,000          2,000           --             --            --
   Milestones                                 4,000            750           --             --            --
   Other revenues                             2,872            356          162             --            --
                                           --------       --------       --------       --------      --------
         Total revenues                      19,216          6,106          162             --            --

Operating expenses:
   Research and development                  12,569          7,740          6,231          2,804           406
   General and administrative                 3,697          2,728          2,223          1,550           216
                                           --------       --------       --------       --------      --------
        Total operating expenses            16,266         10,468          8,454          4,354            622
                                           --------       --------       --------       --------      --------
Income (loss) from operations                2,950        (4,362)          (8,292)        (4,354)         (622)
Interest income, net                         2,598            839             627            118            15
Other income (expense)                         574            177           (41)          --                --
                                           --------       --------       --------       --------      --------
Net income (loss) before income taxes         6,122        (3,346)        (7,706)        (4,236)          (607)
                                           --------       --------       --------       --------      --------
Income taxes                                   248            --             --             --            --

Net income (loss)                             5,874        (3,346)         (7,706)        (4,236)         (607)
                                           ========       =======        ========       ========      ========

Net income (loss) per share                    0.35         (0.27)          (0.67)         (0.64)        (0.49)
                                           ========       =======        ========       ========      ========
Shares used in computing net income
   (loss) per share                          16,589         12,184         11,433          6,635         1,247
                                           ========       =======        ========       ========      ========

                                                                           DECEMBER 31,
                                           -------------------------------------------------------------------
                                              1996          1995           1994           1993           1992
                                           -------------------------------------------------------------------
BALANCE SHEET DATA:
Cash, cash equivalents and short-term      $  69,920     $  18,696     $  18,228       $  21,639     $   2,010
investments
Total assets                                  77,957        24,012        22,344          24,436         2,475
Accumulated deficit                          (10,022)      (15,895)      (12,549)         (4,843)         (607)
Total stockholders' equity                    72,767        19,225        18,743          22,137         2,445


ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") contains forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, financial results and operations. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth below, and those outlined in "Item 1 -- Business" above.

OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues are expected to come from its strategic alliances. Neurocrine has incurred a cumulative deficit of approximately $10.0 million as of December 31, 1996 and expects to incur additional operating losses in the future which are potentially greater than losses in prior years.

RESULTS OF OPERATIONS

     Revenues increased to $19.2 million in 1996 compared with $6.1 million in 1995 and $162,000 in 1994. These increases were primarily due to increased sponsored research, license fees, and milestone revenues recognized under the Janssen, Ciba-Geigy, and Eli Lilly collaborations.

     Research and development expenses increased to $12.6 million in 1996 compared with $7.7 million in 1995 and $6.2 million in 1994. These increases reflect continued additions to scientific personnel and related support expenditures as the Company increased its research, development, and clinical activities primarily in the CRF and Altered Peptide Ligand programs.

     General and administrative expenses increased to $3.7 million in 1996 compared with $2.7 million in 1995 and $2.2 million in 1994. These increases reflect the additional administrative staff required to support increased research, development and clinical activities, increased facility expenses and expanded business development activities.

     Interest income increased to $2.9 million in 1996 compared with $1.1 million in 1995 and $786,000 in 1994. These increases were due to increased investment income attributable to increased cash and short term investments purchased with proceeds from the Company's initial public offering in May 1996 and from payments received under its corporate collaborations.

     Net income increased to $5.9 million or $0.35 per share for 1996 compared with a net loss of $3.3 million or $0.27 per share in 1995 and $7.7 million or $0.67 per share in 1994. The increase in net income over 1995 and 1994 was primarily attributable to the increased revenues earned under the Janssen, Ciba-Geigy and Eli Lilly corporate collaborations. The increase in net income per share for 1996 was partially offset by the inclusion of dilutive common stock equivalents in the calculation of weighed average shares used in computing net income per share.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 the Company's cash, cash equivalents, and short-term investments totaled $69.9 million. This excludes approximately $9.1 million held by NPI which is available to fund certain of the Company's research and development activities.

     Net cash provided by operating activities in 1996 increased to $6.7 million compared with a net use of cash in operating activities of $2.4 million in 1995 and $7.1 million in 1994. The 1996 increase in cash provided by operating activities and the 1995 decline in cash used in operating activities was primarily the result of the timing of cash receipts under the Janssen, Ciba-Geigy and Eli-Lilly collaborations.

     Cash used in investing activities in 1996 was $48.6 million compared with $933,000 provided by investing activities in 1995 and $13.8 million used in investing activities in 1994. The 1996 increase in cash used in investing activities was the result of the purchase of additional short-term investments with proceeds from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May 1996. The 1995 increase in cash provided by investing activities over the 1994 use of cash in investing activities was the result of timing differences of various investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash and cash equivalent and short-term investment holdings.

     Cash provided by financing activities in 1996 was $46.8 million compared with $3.2 million in 1995 and $3.9 million in 1994. This 1996 increase was the result of proceeds received from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May 1996. The 1995 decrease was the result of the decline in number of securities sold to corporate collaborators and other private investors.

     Neurocrine has primarily financed its operations through proceeds from the sale of Common Stock and corporate collaborations. In February 1994, the Company completed the final closing of a private placement offering which resulted in net proceeds of approximately $27.6 million. In May 1996, the Company sold 3.5 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $34.2 million. Concurrent with this offering the Company sold 714,286 shares of Common Stock to corporate collaborators, resulting in aggregate net proceeds to the Company of approximately $7.2 million. In June 1996 the Company sold an additional 180,000 shares of Common Stock to the underwriters of the initial public offering to cover over-allotments. This transaction resulted in net proceeds to the Company of approximately $1.8 million.

     In February 1995, the Company entered into a three to five year collaborative research and development agreement with Janssen for the development of CRF receptor antagonists for the treatment of anxiety, depression and substance abuse. In 1996 Janssen paid the Company $3.0 million in sponsored research payments and $1.0 million in milestone payments.

     In January 1996, the Company entered into an agreement with Ciba-Geigy to develop altered peptide ligands for the treatment of multiple sclerosis. In 1996 Ciba-Geigy paid the Company $8.5 million in license fees and research funding and $3.0 million in milestone payments.

     In March 1996, the Company completed the formation of a research and development subsidiary, Neuroscience Pharma (NPI), Inc., with a group of Canadian investors.

     In October 1996, the Company entered into a Collaborative Research Agreement with Eli Lilly and Company to discover and develop corticotropin releasing factor (CRF) - binding protein ligand inhibitors for the treatment of central-nervous system disorders, including obesity and dementia, such as that associated with Alzheimer's disease. Lilly paid the Company $1.3 million in research payments in 1996 and an additional $5.0 million in research payments in January 1997.

     See "Business - Strategic Alliances," and Note 4 of "Notes to Financial Statements."

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least through 2000. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") as well as other sections of this Form 10-K contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty and profit-sharing payments, the anticipated dates of commencement of selection of development candidates and the commencement of clinical trials the successful continuation of the Company's research and development programs and the development of future products, the period of time the Company's existing capital resources will meet its funding requirements, and the Company's financial results and operations. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth below, and those outlined in "Item 1 -- Business" above.

     The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development activities, including the successful continuation of the Company's strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with obtaining and enforcing its patents and with patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

     Neurocrine will require substantial additional funding for the continuation of its research and product development programs, for progress with preclinical testing and clinical trials, for operating expenses, for the pursuit of regulatory approvals for its product candidates, for the costs involved in filing and prosecuting patent applications and enforcing patent claims, if any, the cost of product in-licensing and any possible acquisitions, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company may seek to access the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off-balance sheet financing. There can be no assurance that adequate funding will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

     Neurocrine expects to incur substantial additional operating expenses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third-party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See the list of the Company's Financial Statements filed with this Form 10-K under Item 14 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     (a) Information about the Company's directors required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996. Such information is incorporated herein by reference.

     (b) The information required by this Item concerning compliance with
Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Compliance with Section 16(a) of the Exchange Act" contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

     (c) The executive officers and key employees of the Company are as follows:

             NAME                                     AGE                       POSITION
             ----                                     ---                       --------
Harry F. Hixson, Jr., Ph.D. (1) . . . . . . . . .   58        Chairman of the Board
Gary A. Lyons . . . . . . . . . . . . . . . . . .   45        President, Chief Executive Officer and Director
Wylie W. Vale, Ph.D. (1)(2) . . . . . . . . . . .   55        Chief Scientist, Neuroendocrinology and Director
Lawrence J. Steinman, M.D. (2)  . . . . . . . . .   49        Chief Scientist, Neuroimmunology
Errol B. De Souza, Ph.D.  . . . . . . . . . . . .   43        Executive Vice President, Research and Development
Paul W. Hawran  . . . . . . . . . . . . . . . . .   45        Senior Vice President and Chief Financial Officer
Stephen G. Marcus, M.D. . . . . . . . . . . . . .   43        Senior Vice President, Medical and Regulatory Affairs
                                                              and Chief Medical Officer

-----------
(1) Member of Audit Committee.

(2) Part-time commitment pursuant to a consulting agreement.

    Harry F. Hixson, Jr., Ph.D., has served as a Director and Chairman of the Board of the Company since September 1992. Dr. Hixson worked with Amgen, Inc. ("Amgen") from July 1985 through February 1991, most recently as President, Chief Operating Officer and director. While at Amgen, he was responsible for pharmaceutical development, manufacturing and United States and international marketing and sales. Dr. Hixson is a director of Biocircuits, Inc. and Somatix Therapy Corporation. Dr. Hixson holds a Ph.D. in Physical Biochemistry from Purdue University and an M.B.A. from the University of Chicago.

    Gary A. Lyons has served as President, Chief Executive Officer and a Director of the Company since February 1993. Prior to joining the Company in February 1993, Mr. Lyons was Vice President of Business Development at Genentech, Inc. ("Genentech") since 1989. At Genentech, he was responsible for international licensing, acquisitions and partnering which resulted in over 20 corporate relationships. He was also responsible for Genentech's Corporate Venture Program which participated in early financing and/or formation of a number of biotechnology start-up companies such as Xenova Ltd., Tularik, Inc., Nexagen, Inc., CytoTherapeutics, Inc., Khepri, Incyte Pharmaceuticals, Inc., Genomyx, Inc. and GenVec. Mr. Lyons serves as Chairman of the Board of Genomyx, Inc. a privately held bio-instrumentation company. In addition, Mr. Lyons had operating responsibility for Genentech's two subsidiaries, Genentech Canada, Inc. and Genentech Limited (Japan). Previously, he served as Vice President of Sales and was responsible for building the marketing and sales organization for the commercial introduction of Genentech's first two pharmaceutical products, Protropin (human growth hormone) and Activase (TPA). Mr. Lyons holds a B.S. in Marine Biology from the University of New Hampshire and an M.B.A. from Northwestern University's J.L. Kellogg Graduate School of Management.

    Wylie W. Vale, Ph.D., is a Founder and Chief Scientist, Neuroendocrinology and Chairman of the Company's Founding Board of Scientific and Medical Advisors and its Executive Committee. Dr. Vale was elected a Director of the Company in September 1992. He is a Professor at The Salk Institute for Biological Studies ("The Salk Institute") and is the Senior Investigator and Head of The Clayton Foundation Laboratories for Peptide Biology at The Salk Institute, where he has been employed for 25 years. Dr. Vale is the current Chairman of the Faculty and a current Member of the Board of Trustees of The Salk Institute. Dr. Vale is recognized for his work on the identification of neuroendocrine factors such as somatostatin, growth hormone releasing factor, corticotropin releasing factor, CRF-BP, gonadotropin releasing hormone, activin and the activin receptor, the CRF1 receptor and urocortin, the native ligand for the CRF2 receptor. These scientific advances have distinguished him as one of the 10 most cited scientific authors in the world in the past decade. Dr. Vale received a B.A. in Biology from Rice University, and a Ph.D. in Physiology and Biochemistry from the Baylor College of Medicine.

     Lawrence J. Steinman, M.D., became Chief Scientist, Neuroimmunology and a member of Neurocrine's Founding Board of Scientific and Medical Advisors and its Executive Committee in September 1992. Dr. Steinman is a Professor in the Department of Neurology and Neurological Sciences, Pediatrics and Genetics at Stanford University School of Medicine where he has been employed for more than the last five years, and is Professor of Immunology at the Weizmann Institute. Dr. Steinman has substantial expertise in the basic and clinical biology of immunological diseases of the central nervous system. Dr. Steinman has been honored with the Weir Mitchell Award of the American Academy of Neurology and the Senator Jacob Javits Neuroscience Investigators Award from the United States Congress. Dr. Steinman is a member of the Board of Directors of Centocor, Inc.

     Errol B. De Souza, Ph.D., is a Founder and Executive Vice President, Research and Development for the Company. Dr. De Souza has served as President, Chief Executive Officer, and a Director of Neuroscience Pharma
(NPI), Inc. since April 1996. Prior to joining the Company in October 1992, Dr. De Souza was Director of Central Nervous System Diseases Research for The Du Pont Merck Pharmaceutical Company ("Du Pont Merck"), where he directed the discovery efforts of over 100 scientists in the fields of neurobiology, molecular biology, pharmacology and chemistry commencing in May 1990. Prior to joining Du Pont Merck, Dr. De Souza was Chief of the Laboratory of Neurobiology at the National Institute on Drug Abuse, and he was an Associate Professor in the Department of Pathology at The Johns Hopkins University School of Medicine. Dr. De Souza received a B.A. in Physiology and a Ph.D. in Endocrinology from the University of Toronto and pursued post-doctoral training at The Johns Hopkins University School of Medicine and the University of Kentucky.

     Paul W. Hawran became Senior Vice President and Chief Financial Officer of the Company in February 1996. In March 1996, Mr. Hawran became Vice President and Chief Financial Officer of Neuroscience Pharma, Inc., a subsidiary of the Company. Prior to joining the Company in May 1993 as Vice President, Mr. Hawran was employed by SmithKline Beecham Corporation ("SmithKline") from July 1984 to May 1993, most recently as Vice President and Treasurer. Prior to joining SmithKline in 1984, Mr. Hawran held various financial positions at Warner Communications (now Time Warner) where he was involved in corporate finance, financial planning and domestic and international budgeting and forecasting. Mr. Hawran received a B.S. in Finance from St. John's University and an M.S. in Taxation from Seton Hall University. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, California and Pennsylvania Institute of Certified Public Accountants and the Financial Executives Institute.

        Stephen G. Marcus, M.D. has served as Senior Vice President, Medical and Regulatory Affairs and Chief Medical Officer since February 1997. Prior to joining the Company, Dr. Marcus served as Vice President, Clinical and Regulatory Affairs for Genetic Therapy, Inc., since 1993. Dr. Marcus was responsible for all clinical and regulatory activities at Genetic Therapy, Inc., where he filed numerous INDs, led clinical and regulatory activities leading to human gene therapy trials, and developed a gene therapy product for malignant brain tumors from Phase I clinical trials to Phase III trials in the U.S., Canada and Europe. From 1992 to 1993, Dr. Marcus was Vice President, Medical and Regulatory Affairs for Systemix, Inc., and from 1990 to 1992 was Director, Oncology Research Worldwide for Schering-Plough Corporation. Dr. Marcus received a B.S. from Brooklyn College in 1973 and an M.D. from New York Medical College in 1976. He is certified by the American Board of Internal Medicine and the American Board of Medical Examiners.

ADDITIONAL INFORMATION

     Officers of the Company serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, executive officers or key employees. No executive officer, key employee, promoter, or control person of the Company has, in the last five years, been subject to bankruptcy proceedings, criminal proceedings, or legal proceedings related to the violation of state or federal commodities or securities laws.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1996 and is incorporated herein by this reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report.

         1. List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Ernst & Young LLP, Independent Accountants are included in this report:

                 Balance Sheet as of December 31, 1996, 1995, and 1994

                 Statement of Operations for the years ended December 31, 1996, 1995, 1994, 1993, and 1992

                 Statement of Stockholders' Equity for the years ended December 31, 1996, 1995, and 1994

                 Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994 Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Accountants

         2.      List of all Financial Statement schedules:

                 (i) All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

         3. List of Exhibits Required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

              Exhibit
               Number                   Description
              -------   --------------------------------------------------------

              3.1*      Articles of Incorporation of Neurocrine Biosciences,
                        Inc., a Delaware corporation, as amended.

              3.2*      Bylaws of the Registrant.

              4.1*      Form of Lock-Up Agreement.

              4.2*      Form of Common Stock Certificate.

              4.3*      Form of warrant issued to existing warrant holders.

              4.4* Form of Series A Warrant issued in connection with the execution by the Registrant of the Unit Purchase
                        Agreement (see Exhibit 10.20).

              4.5* New Registration Rights Agreement dated March 29, 1996 among the Registrant and the investors signatory thereto.

              10.1*     Information and Registrations Rights Agreement dated
                        September 15, 1992, as amended to date.


              10.2* 1992 Incentive Stock Plan, as amended, and form of incentive stock option agreement and nonstatutory stock option agreement

              Exhibit
               Number                       Description
              -------   --------------------------------------------------------
              10.3*     1996 Employee Stock Purchase Plan.

              10.4* 1996 Director Stock Option Plan and form of stock option agreement.

              10.5*     Form of Director and Officer Indemnification Agreement.

              10.6*     Employment Agreement dated March 1, 1993, between the
                        Registrant and Gary A. Lyons, as amended.

              10.7*     Employment Agreement dated July 1, 1993, between the
                        Registrant and Errol B. De Souza, Ph.D.

              10.8*     Employment Agreement dated May 8, 1993, between the
                        Registrant and Paul W. Hawran.

              10.9* Consulting Agreement dated September 25, 1992, between the Registrant and Wylie A. Vale, Ph.D.

              10.10* Consulting Agreement effective as of January 1, 1992, between the Registrant and Lawrence J. Steinman, M.D.

              10.11*    Lease Agreement dated June 1, 1993, between the
                        Registrant and Hartford Accident and Indemnity Company, as amended.

              10.12* Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the treatment of nervous system degeneration and Alzheimer's disease.

              10.13* Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the use of Pregnenolone for the enhancement of memory.

              10.14*    License Agreement dated May 20, 1992, by and between The
                        Salk Institute for Biological Studies and the
                        Registrant.

              10.15*    License Agreement dated July 17, 1992, by and between
                        The Salk Institute for Biological Studies and the
                        Registrant.

              10.16* License Agreement dated November 16, 1993, by and between The Salk Institute for Biological Studies and the Registrant.

              10.17*    License Agreement dated October 19, 1992, by and between
                        The Board of Trustees of the Leland Stanford Junior
                        University and the Registrant.

              10.18* Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica, N.V.

              10.19* Letter Agreement dated January 19, 1996, by and between the Registrant and Ciba-Geigy Limited.

              10.20*# Unit Purchase Agreement dated March 29, 1996, by and between Neuroscience Pharma (NPI) Inc., the Registrant and the investors signatory thereto.

              10.21*#   Exchange Agreement dated March 29, 1996, by and between
                        Neurocrine Biosciences (Canada) Inc., the Registrant and the investors signatory thereto.

              10.22*# Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada) Inc. and Neuroscience Pharma (NPI) Inc.

              10.23*#   Intellectual Property and License Grants Agreement dated
                        March 29, 1996, by and between the Registrant and Neurocrine Biosciences (Canada) Inc.


              Exhibit
               Number                   Description
              -------   -------------------------------------------------------
             10.24**    Development and Commercialization Agreement dated
                        December 20, 1996, by and between Ciba-Geigy Ltd. and
                        the Registrant.

             10.25** Letter and Purchase Order dated June 7, 1996, by and between Ciba-Geigy and the Registrant.

             10.26**    Third Lease Amendment dated June 6, 1996, by and between
                        Talcott Realty I Limited Partnership and the Registrant.


             10.27** Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company.

             11.1       Computation of Net Earnings per Share.

             21.1*      List of subsidiaries of the Registrant.

             23.1       Consent of Ernst & Young LLP, independent auditors.

             24.1 Power of Attorney (reference is made to the following page of this Form 10-K).

             27.1       Financial data schedule.

* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-03172).

** Confidential treatment has been requested with respect to certain portions of the exhibit.

# Confidential treatment has been granted with respect to certain portions of the exhibit.

(d)      Financial Statement Schedules

         See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEUROCRINE BIOSCIENCES, INC.
                                        a Delaware Corporation


                                        By: /s/ Gary A. Lyons
                                           ------------------------------
                                        Gary A. Lyons
                                        President and Chief Executive Officer

                                        Date: March 27, 1997


                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary A. Lyons and Paul Hawran, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                    Title                                       Date
  /s/ Gary A. Lyons                     President, Chief Executive Officer and                      March 27, 1997
 ------------------------------------   Director (Principal Executive Officer)
 Gary A. Lyons

  /s/ Paul Hawran                       Chief Financial Officer (Principal Financial                March 27, 1997
 ------------------------------------   and Accounting Officer)
 Paul Hawran

  /s/ Harry F. Hixson, Jr.               Chairman of the Board of Directors                         March 27, 1997
 ------------------------------------
 Harry F. Hixson, Jr.

  /s/ Howard C. Birndorf                 Director                                                   March 27, 1997
 ------------------------------------
 Howard C. Birndorf

                                         Director                                                   March   , 1997
 ------------------------------------
 David E. Robinson

  /s/ David Schnell                      Director                                                   March 27, 1997
 ------------------------------------
 David Schnell

  /s/ Wylie W. Vale                      Director                                                   March 27, 1997
 ------------------------------------
 Wylie W. Vale

                          NEUROCRINE BIOSCIENCES, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                 PAGE
                                                                 ----
Report of Independent Auditors  . . . . . . . . . . . . . . . .   F-1

Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Statement of Operations . . . . . . . . . . . . . . . . . . . .   F-3

Statement of Stockholders' Equity . . . . . . . . . . . . . . .   F-4

Statement of Cash Flows . . . . . . . . . . . . . . . . . . . .   F-5

Notes to Financial Statements . . . . . . . . . . . . . . . . .   F-6

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited the accompanying balance sheets of Neurocrine Biosciences, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurocrine Biosciences, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                /s/ ERNST & YOUNG LLP
                                                ----------------------------
                                                    Ernst & Young LLP

San Diego, California
February 14, 1997

                                 BALANCE SHEET

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                  1996           1995
                                                            --------------   -------------
ASSETS
Current assets
   Cash and cash equivalents                                $  11,325,361    $ 6,392,749
   Short-term investments, available-for-sale (Note 2)         58,594,853     12,303,460
   Receivable under collaborative agreements (Note 6)           1,329,513      1,000,000
   Other current assets                                           840,962        234,334
                                                            -------------    -----------
      Total current assets                                     72,090,689     19,930,543
   Furniture, equipment and leasehold improvements, net         3,546,420      2,772,844
      (Note 3)
   Licensed technology and patent application costs, net        1,443,403        919,049
      (Notes 3 and 5)
   Other assets                                                   876,070        389,296
                                                            --------------   -----------
      Total assets                                          $  77,956,582    $24,011,732
                                                            ==============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                         $     800,157    $   820,883

   Accrued liabilities (Note 3)                                 1,564,889        879,287
   Deferred revenue                                               918,750        500,000
   Current portion of obligations under capital leases            783,718        741,294
      (Note 5)                                              -------------    -----------
Total current liabilities                                       4,067,514      2,941,464
Obligations under capital leases, less current portion            846,744      1,631,404
      (Note 5)
Deferred rent                                                     275,356        213,925
Commitments (Note 5)
Stockholders' equity (Notes 2 and 4):
   Preferred Stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding
   Common stock, no par value:
   Authorized shares-100,000,000
   Issued and outstanding shares - 16,776,614 in 1996,
      and 11,723,101 in 1995                                   83,251,404     35,597,941
   Deferred compensation                                         (377,057)      (342,679)
   Notes receivable from stockholders                            (127,704)      (138,177)
   Unrealized gains on short-term investments                      41,870          3,319

   Accumulated deficit                                        (10,021,545)   (15,895,465)
                                                            --------------   -----------
Total stockholders' equity                                     72,766,968     19,224,939
                                                            --------------   -----------
Total liabilities and stockholders' equity                  $   77,956,582   $24,011,732
                                                            ==============   ===========


See accompanying notes.

                            STATEMENT OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                          1996               1995               1994
                                                     -------------        -----------        -----------
Revenues:
   Sponsored research                                  $ 7,343,750         $3,000,000        $       -
   License fees                                          5,000,000          2,000,000                -
   Milestones                                            4,000,000            750,000                -
   Other revenues                                        2,871,912            355,750            161,533
                                                     -------------        -----------        -----------
      Total revenues                                    19,215,662          6,105,750            161,533


Operating expenses:
   Research and development                             12,569,114          7,740,128          6,230,483
   General and administrative                            3,696,515          2,728,342          2,222,967
                                                     -------------        -----------        -----------
      Total operating expenses                          16,265,629         10,468,470          8,453,450


Income (loss) from operations                            2,950,033         (4,362,720)        (8,291,917)
Interest income                                          2,870,407          1,137,004            785,640
Interest expense                                          (272,464)          (297,675)          (157,960)
Other income (expense)                                     573,627            177,001            (41,398)
                                                     -------------        -----------        -----------
Income (loss) before income taxes                        6,121,603         (3,346,390)        (7,705,635)
Income taxes                                               247,683                -                  -
                                                     -------------        -----------        -----------
Net income (loss)                                      $ 5,873,920        $(3,346,390)       $(7,705,635)
                                                     =============        ===========        ===========
Net income (loss) per share                            $      0.35        $     (0.27)       $     (0.67)
                                                     =============        ===========        ===========
Shares used in computing net income
   (loss) per share
                                                        16,589,415         12,183,582         11,433,482
                                                     =============        ===========        ===========

See accompanying notes.

                       STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                        UNREALIZED
                                                                        NOTES             GAINS
                                                                      RECEIVABLE       (LOSSES) ON                        TOTAL
                                                         DEFERRED        FROM           SHORT-TERM        ACCUMULATED  STOCKHOLDERS'
                                 SHARES      AMOUNT    COMPENSATION   STOCKHOLDERS      INVESTMENTS        DEFICIT        EQUITY
                                 ------      ------    ------------   ------------      -----------        -------        ------
Balance at December 31, 1993  10,205,954  $27,141,773    $      --  $(160,924)              --          $ (4,843,440)   $22,137,409
Issuance of Common Stock for
  cash, net . . . . . . . . .    879,592    4,087,884           --         --               --                  --        4,087,884
Repurchase of shares  . . . .    (26,120)      (1,359)          --         --               --                  --           (1,359)
Payment on notes receivable .         --           --           --     12,661               --                  --           12,661
Compensation related to grant
  of stock options  . . . . .         --      235,368           --         --               --                  --          235,368
Unrealized losses on short-
  term investments  . . . . .         --           --           --         --            (23,535)               --          (23,535)
Net loss  . . . . . . . . . .         --           --           --         --               --            (7,705,635)    (7,705,635)
                              ----------   ----------     --------  ---------   ----------------        ------------    -----------
Balance at December 31, 1994  11,059,426   31,463,666           --   (148,263)           (23,535)        (12,549,075)    18,742,793
Issuance of Common Stock for
   cash . . . . . . . . . . .    659,635    3,730,000           --         --               --                  --        3,730,000
Issuance of Common Stock for
   services . . . . . . . . .      4,040       20,200           --         --               --                  --           20,200
Payment on notes receivable .         --           --           --     10,086               --                  --           10,086

Deferred compensation related
  to grant of stock options .         --      384,075     (384,075)        --               --                  --              --
Amortization of deferred
    compensation  . . . . . .         --           --       41,396         --               --                  --           41,396
Unrealized gains on short-term
   investments  . . . . . . .         --           --           --         --             26,854                --           26,854
Net loss  . . . . . . . . . .         --           --           --         --               --            (3,346,390)    (3,346,390)
                              ----------   ----------     --------  ---------   ----------------        ------------    -----------
Balance at December 31, 1995  11,723,101   35,597,941     (342,679)  (138,177)             3,319         (15,895,465)    19,224,939
Issuance of Common Stock for
  cash  . . . . . . . . . . .  5,053,513   47,539,591           --         --               --                   --      47,539,591
Payments on notes receivable          --           --           --     10,473               --                   --          10,473
Deferred compensation related
  to grant of stock options .         --      113,872     (113,872)        --               --                   --              --
Amortization of deferred
  compensation  . . . . . . .         --           --       79,494         --               --                   --          79,494
Unrealized gains on short-term
   investments  . . . . . . .         --           --           --         --             38,551                 --          38,551
Net income  . . . . . . . . .         --           --           --         --               --             5,873,920      5,873,920
                              ----------  -----------    ---------  ---------   ----------------        ------------   ------------
Balance at December 31, 1996  16,776,614  $83,251,404    $(377,057) $(127,704)          $ 41,870        $(10,021,545)  $ 72,766,968
                              ==========  ===========    =========  =========   ================        ============   ============



See accompanying notes.

                            STATEMENT OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                  1996            1995            1994
                                                              --------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ 5,873,920       $(3,346,390)   $(7,705,635)

Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                               980,833          715,398          515,294
     Deferred revenue                                            418,750          500,000              -
     Compensation expense recognized for stock options            79,494           41,396          235,368
     Deferred rent                                                61,431          213,925              -
     Loss on sale of assets                                       25,370              -                -
     Common Stock issued for technology                              -             20,200              -
     Write-off of licensed technology and patent
     application costs                                               -                -            190,720
     Change in operating assets and liabilities:
          Accounts payable and accrued liabilities               664,876          356,429             (786)
          Receivable under collaborative agreements             (329,513)      (1,000,000)             -
          Other assets                                          (486,774)           9,516          (88,448)
          Other current assets                                  (606,628)          67,797         (223,953)
                                                              ----------        ----------      ----------
Net cash flows provided by (used in) operating                 6,681,759        (2,421,729)     (7,077,440)
activities

CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments                           (85,171,207)     (17,854,139)     (43,394,769)
Sales/maturities of short-term investments                     38,918,365       19,098,351       29,859,531
Purchase of licensed technology and expenditures for
patent application costs                                         (663,796)        (263,261)        (235,541)
Purchases of furniture, equipment and leasehold
improvements                                                   (1,640,337)         (47,657)             -
                                                              -----------       ----------      ----------
Net cash flows provided by (used in) investing                (48,556,975)         933,294      (13,770,779)
activities

CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net                                 47,539,591        3,730,000        4,087,884
Principal payments on obligations under capital leases          (742,236)        (574,954)        (222,875)
Payments received on notes receivable from shareholders           10,473           10,086           12,661
Advance received on capital lease                                    -                -             49,399
Repurchase of Common Stock                                           -                -             (1,359)
                                                              ----------        ----------      ----------
Net cash flows provided by financing activities               46,807,828        3,165,132        3,925,710
                                                              ==========        ==========      ==========
Net increase (decrease) in cash and cash equivalents           4,932,612        1,676,697      (16,922,509)
Cash and cash equivalents at beginning of year                 6,392,749        4,716,052       21,638,561
                                                              ----------        ----------      ----------
Cash and cash equivalents at end of year                     $11,325,361       $6,392,749      $ 4,716,052
                                                              ==========        ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid                                                 $  272,464        $ 298,332      $   157,960
                                                              ==========        ==========      ==========
Taxes paid                                                    $   40,000        $     -        $      -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND                ==========        ==========      ==========
FINANCING ACTIVITIES

Furniture and equipment financed with obligations under      $       -         $  689,791      $  1,477,457
capital leases                                                ==========        ===========     ===========

See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business Activity: Neurocrine Biosciences, Inc. (the "Company") was incorporated in California on January 17, 1992 and was reincorporated in Delaware in March 1996. The Company is engaged in the discovery and development of therapeutics for the treatment of diseases and disorders of the central nervous and immune systems which includes anxiety, depression, Alzheimer's disease, obesity, stroke and multiple sclerosis.

         Cash Equivalents: The Company considers as cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

         Short-Term Investments Available-for-Sale: In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Debt and Equity Securities," short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

         The Company invests its excess cash in high-grade commercial paper, investment grade debt instruments, and marketable debt securities of U.S. government agencies. Management has established guidelines relative to diversification and maturities that maintain safety and liquidity.

         Furniture, Equipment and Leasehold Improvements: Furniture, equipment and leasehold improvements are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, ranging from five to seven years, using the straight-line method.

         Licensed Technology and Patent Application Costs: Licensed technology consists of exclusive, worldwide, perpetual licenses to patents related to the Company's platform technology, which are capitalized at cost and amortized over periods of 10 to 17 years.

         Asset Impairment: The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. There was no effect on the financial statements from the adoption of SFAS No. 121.

         Research and Development Revenue and Expenses: Revenue under strategic alliances is recognized over the term of the agreement. Advance payments received in excess of amounts earned are classified as deferred revenue. Research and development costs are expensed as incurred.

         Net Income (Loss) Per Share: Net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalent shares from stock options, warrants, and convertible preferred shares are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices substantially below the public price during the 12-month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through that date (using the treasury stock method). Income per share on a fully diluted basis was unchanged.

         Reliance on Estimates:   The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1996


         Reclassifications: Certain amounts in the financial statements as of and for the years ended December 31, 1995 and 1994 have been reclassified to conform with current classifications.

2.   SHORT-TERM INVESTMENTS

         The following is a summary of short-term investments:


                                                            AVAILABLE-FOR-SALE SECURITIES
                                                            -----------------------------
                                     DECEMBER 31, 1996                               DECEMBER 31, 1995
                                     -----------------                               -----------------
                                      GROSS        GROSS     ESTIMATED                   GROSS        GROSS     ESTIMATED
                                   UNREALIZED   UNREALIZED     FAIR                    UNREALIZED   UNREALIZED     FAIR
                          COST        GAINS       LOSSES       VALUE          COST       GAINS        LOSSES      VALUE
                        ----------  ---------   ----------  ----------    -----------  ----------   ---------   ----------
U.S. Government
agency securities       $7,973,645  $  24,706   $ (26,388)  $ 7,971,963    $ 6,982,363        --     $  (6,213)  $6,976,150
Certificates of
deposit . . . . . . .      484,022         --          --       484,022        222,310        --           --       222,310
Commercial paper  . .    3,972,292         --          --     3,972,292           --          --           --           --
Corporate debt
   securities . . . .   46,123,024     80,288     (36,736)   46,166,576      5,095,468       9,532         --     5,105,000
                       -----------  ---------   ----------  -----------    -----------   ---------   ---------   ----------
Total debt securities  $58,552,983   $104,994    $(63,124)  $58,594,853    $12,300,141   $   9,532   $  (6,213) $12,303,460
                       ===========  =========   ==========  ===========    ===========   =========   =========   ==========


         Gross realized gains and losses were not material for any of the reported periods. The amortized cost and estimated fair value of debt securities, by contractual maturity, are shown below.


                                                                  ESTIMATED
DECEMBER 31, 1996                                     COST        FAIR VALUE
                                                  ------------   ------------
Due in one year or less . . . . . . . . . . . .    $14,793,352    $14,790,710
Due after one year through five years . . . . .     43,759,631     43,804,143
                                                  ------------   ------------
                                                   $58,552,983    $58,594,853
                                                  ============    ===========

3.   BALANCE SHEET DETAILS

     Furniture, equipment and leasehold improvements consist of the following:

                                                                        DECEMBER 31,
                                                                        ------------
                                                                      1996           1995
                                                                  ------------    ------------
Equipment . . . . . . . . . . . . . . . . . . . . . . . . . .      $3,738,213     $2,705,757
Furniture and fixtures  . . . . . . . . . . . . . . . . . . .       1,123,956        788,958
Leasehold improvements  . . . . . . . . . . . . . . . . . . .         646,939        418,155
                                                                  ------------    ------------
                                                                    5,509,108      3,912,870
Less accumulated depreciation and amortization  . . . . . . .      (1,962,688)    (1,140,026)
                                                                  ------------    ------------
Net furniture, equipment and leasehold improvements . . . .  .     $3,546,420     $2,772,844
                                                                  ------------    ------------

         Licensed technology and patent application costs consisted of $1,744,240 and $1,081,590 at December 31, 1996 and 1995, respectively, and accumulated amortization was $300,837 and $162,541 at December 31, 1996 and 1995, respectively.

                           NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1996

Accrued liabilities consist of the following:

                                                  DECEMBER 31,
                                            -----------------------
                                              1996           1995
                                            --------       --------
     Accrued employee benefits . . . . .  $   414,971    $   259,394
     Accrued clinical trial costs  . . .      256,141            --
     Accrued income taxes  . . . . . . .      206,883            --
     Accrued professional fees . . . . .      143,407        335,000
     Other accrued liabilities . . . . .      543,487        284,893
                                           ==========     ==========
                                           $1,564,889     $  879,287
                                           ==========     ==========

4.   STOCKHOLDERS' EQUITY

        Common Stock Issuances: The Company sold approximately 5,880,000 shares of Common Stock at $5.00 per share in various private financings from September 1993 through February 1994, resulting in net proceeds to the Company of approximately $27.6 million.

        Concurrent with collaborative research and development agreements entered into in 1995 and 1996, the Company sold 434,783 shares to Johnson & Johnson Development Corporation ("JJDC"), an affiliate of Janssen
Pharmaceutica, N.V. ("Janssen"), for $2.5 million, and 645,161 shares to Ciba-Geigy Limited ("Ciba-Geigy") at $7.75 per share.

         In 1996, the Company sold 3,680,000 shares in an initial public offering resulting in net proceeds of approximately $36.0 million. Concurrent with the offering, JJDC and Ciba-Geigy purchased an aggregate of 714,286 shares for $7.5 million.

         Options: The Company has reserved 3,300,000 shares of Common Stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Option Plan ("The Plan"). The Plan provides for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under the Plan have a term of up to 10 years from the date of grant and may be designated as incentive stock options or nonstatutory stock options.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations, in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Such deferred compensation is amortized over the vesting period of the options. Compensation expense recognized during the years ended December 31, 1996 and 1995 was $79,494 and $41,396, respectively.

         Pro forma information regarding net income (loss) and income (loss) per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for both 1995 and 1996: a risk-free interest rate of 6.1%, dividend yield of 0.0%, a volatility factor of the expected market price of the Company's common stock of .41; and a weighted average expected life of the option of 5 years.

         For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1996 and 1995 follows:

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1996


                                                            1996         1995
                                                           ------       -------
 Pro forma net income (loss) (in thousands)                 $5,375      ($3,474)
 Pro forma income (loss) per share                          $ 0.33      ($ 0.29)


         The pro forma effect on net income for 1996 and net loss for 1995 is not likely to be representative of the effects on reported net income or loss in future years because these amounts reflect only two years or one year of vesting, respectively.

         A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                       1996                            1995                             1994
                           ----------------------------    ----------------------------     ----------------------------
                             OPTIONS                         OPTIONS                          OPTIONS
                               (IN      WEIGHTED-AVERAGE       (IN      WEIGHTED-AVERAGE        (IN      WEIGHTED-AVERAGE
                           THOUSANDS)    EXERCISE PRICE    THOUSANDS)    EXERCISE PRICE     THOUSANDS)    EXERCISE PRICE
                           ----------    --------------    ----------    --------------     ----------    --------------
Outstanding-beginning
of year                      1,415             $3.61           906             $3.22            540             $2.51
Granted (below market)         255             $6.90           638             $4.28            380             $4.28
Granted (at market)            123             $9.30             -                 -              -                 -
Exercised                       11             $3.60             -                 -              -                 -
Forfeited                       43             $4.41           129             $4.18             14             $4.59
                           ----------                      ----------                       ----------
Outstanding-end of year      1,739             $4.48         1,415             $3.61            906             $3.22
                           ==========                      ==========                       ==========


         The weighted-average fair value of options granted was $3.76 and $2.54 in 1996 and 1995, respectively.

         A summary of options outstanding and exercisable as of December 31, 1996 follows:

           OPTIONS                  EXERCISE PRICE              WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
       (IN THOUSANDS)                    RANGE                   EXERCISE PRICE             CONTRACTUAL LIFE
       --------------                    -----                   --------------             ----------------
             539                         $2.50                       $2.50                      6.8 years
             926                    $4.25 to $5.95                   $4.41                      8.3 years
             274                    $7.01 to $10.13                  $8.58                      9.7 years



     OPTIONS EXERCISABLE               EXERCISE                 WEIGHTED-AVERAGE
        (IN THOUSANDS)                PRICE RANGE                EXERCISE PRICE
     -------------------              -----------               ----------------
             500                         $2.50                       $2.50
             424                    $4.25 to $5.95                   $4.38
              14                    $7.01 to $10.13                  $8.38

         Warrants: The Company has outstanding warrants to purchase 898,944 shares of Common Stock at exercise prices of $5.00 to $10.50 per share. The warrants generally expire between 1998 and 2007. At December 31, 1996, 168,005 warrants were exercisable, and the remainder will become exercisable in 1997.

         Employee Stock Purchase Plan: In March 1996, the Board of Directors adopted the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 125,000 shares of Common Stock is reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of Common Stock on the start date of an offering period or on the date on which the shares are purchased. Through December 31, 1996 no shares had been issued pursuant to the Purchase Plan.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1996


         Director Option Plan: In March 1996 the Board of Directors adopted the 1996 Director Option Plan (the "Director Plan") which generally provides for the grant of ten-year options to purchase 10,000 shares of Common Stock to each non-employee director of the Company at each annual meeting of the stockholders commencing in 1997. Such options become exercisable over a three-year period following the date of grant. Through December 31, 1996 no shares had been issued pursuant to the Director Plan.

         The following shares of Common Stock are reserved for future issuance at December 31, 1996:

         Stock Options                                               1,945,458
         Warrants                                                      898,944
         Employee stock purchase plan                                  125,000
         Director option plan                                          100,000
                                                                    ----------
                     Total                                           3,069,402
                                                                    ==========

         Of the shares available for future issuance under the stock option plan, 1,738,840 are outstanding grants and 206,618 remain available for future grant.

5.   COMMITMENTS

         Leases: The Company leases its corporate and laboratory facilities under an operating lease which expires in June 2006. Rent expense was approximately $1,298,000, $798,000 and $667,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and sublease rental revenue totaled approximately $598,000, $177,000 and $133,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Furniture and equipment under capital leases were approximately $3,368,000 at December 31, 1996 and 1995. Accumulated depreciation of furniture and equipment under capital leases totaled $1,679,000 and $1,043,000 at December 31, 1996 and 1995, respectively.

         Future minimum payments at December 31, 1996 are as follows:

                                                            OBLIGATIONS
                                                              UNDER
                                                             CAPITAL          OPERATING
                                                              LEASES           LEASES
                                                            ---------       -----------
         1997  . . . . . . . . . . . . . . . . . . .      $   919,179       $ 1,336,496
         1998  . . . . . . . . . . . . . . . . . . .          758,411         1,316,327
         1999  . . . . . . . . . . . . . . . . . . .          129,190         1,355,816
         2000  . . . . . . . . . . . . . . . . . . .              --          1,396,491
         2001  . . . . . . . . . . . . . . . . . . .              --          1,438,386
         Thereafter  . . . . . . . . . . . . . . . .              --          7,031,941
                                                            ---------       -----------
         Total minimum payments  . . . . . . . . . .        1,806,780       $13,875,457
                                                                            ===========
         Amount representing interest  . . . . . . .          176,318
                                                            ---------
         Present value of net minimum payments . . .        1,630,462
         Less current portion  . . . . . . . . . . .          783,718
                                                            ---------
         Long-term obligations under capital leases       $   846,744
                                                            =========

         Future minimum rental income to be received under noncancellable subleases at December 31, 1996 will be $570,237, $512,257, $527,625, $543,453 and $559,757 for the five years ending December 31, 1997 through 2001, respectively.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1996

         Licensing and Research Agreements: The Company has entered into licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company has received licenses to technology, or technology claimed, in certain patents or patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of a patent, and, certain agreements require minimum royalty payments. Certain agreements also require the Company to make payments of up to an aggregate of approximately $4.9 million upon the achievement of specified milestones.

6.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

         Janssen: In January 1995, the Company entered into a research and development agreement with Janssen (the "Janssen Agreement"), under which Janssen paid the Company $2.0 million in up-front license fees and is obligated to provide the Company with $3.0 million in sponsored research payments per year during the three-year term of the research program, with Janssen having the right to extend such term for up to two additional years.

         The Company is entitled to receive up to $9.0 million in milestone payments if certain development milestones are achieved, of which $1,750,000 has been received through December 31, 1996. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on product sales throughout the world. The Company has certain rights to co-promote such products in North America. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any.

         Janssen has the right to terminate the Agreement upon six months notice. However, in the event of termination, other than termination by Janssen for cause or as a result of the acquisition of Neurocrine, Janssen remains obligated to continue all sponsored research payments for the term of the research program and all product and technology rights become the exclusive property of Neurocrine.

         Ciba-Geigy: In January 1996, the Company entered into an agreement with Ciba-Geigy under which Ciba-Geigy paid the Company $5.0 million in up-front license fees and is obligated to provide Neurocrine with $7.0 million in research and development funding during the first two years of the agreement and up to $15.5 million in further research and development funding thereafter. In addition, the Company is also entitled to receive milestone payments if certain development and regulatory milestones are achieved, of which $3.0 million has been received through December 31, 1996. In return, Ciba-Geigy received manufacturing and marketing rights outside of North America and will receive a percentage of profits on sales in North America. The Company will receive royalties for all sales outside North America and a percentage of profits on sales in North America, which the Company may at its option convert to a right to receive royalties on product sales. Neurocrine is obligated to repay a portion of the development costs for potential products developed in such collaboration unless the Company elects to convert to the right to receive royalty payments.

         Eli Lilly: In October 1996, the Company entered into an agreement with Eli Lilly and Company ("Eli Lilly") under which the Company expects to receive up to $22.0 million in research payments. The Company is also entitled to milestone payments if certain development and regulatory accomplishments are achieved. In January 1997 Eli Lilly paid the Company a $5.0 million research payment. The Company will have the option to receive copromotion rights and share profits from commercial sales of select products which result from the collaboration in the U.S. or receive royalties on U.S. product sales. The Company will receive royalties on product sales for the rest of the world.

7.   INCOME TAXES

         At December 31, 1996, the Company had federal income tax net operating loss carryforwards of approximately $8.7 million and federal and California research tax credit carryforwards of approximately $740,000 and $116,000, respectively, which will begin to expire in 2007 unless previously utilized. The Company also has federal Alternative Minimum Tax credit carryforwards of approximately $130,000 which will carryforward indefinitely.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1996

         Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred during 1992 and 1993. However, the Company does not believe such changes will have a material impact upon the utilization of these carryforwards.

         The provision for income taxes in 1996 consists of federal alternative minimum taxes. Significant components of the Company's deferred tax assets as of December 31, 1995 and 1996 are shown below. A valuation allowance, which was decreased by $2.3 million in 1996, has been recognized to fully offset the deferred tax assets as of December 31, 1996 and 1995 as realization of such assets is uncertain.

                                                                                December 31,
                                                                  -----------------------------------------
                                                                      1996                         1995
                                                                  -----------                   -----------
Deferred tax assets:
    Net operating loss carryforwards  . . . . . . . .             $ 3,038,000                   $ 5,279,000
    Tax credits . . . . . . . . . . . . . . . . . . .                 946,000                       884,000
    Capitalized research and development  . . . . . .                 594,000                       656,000
    Other, net  . . . . . . . . . . . . . . . . . . .                  69,000                       157,000
                                                                  -----------                   -----------
Total deferred tax assets . . . . . . . . . . . . . .               4,647,000                     6,976,000
    Valuation allowance for deferred tax assets . . .              (4,647,000)                   (6,976,000)
                                                                  -----------                   -----------
Net deferred tax assets . . . . . . . . . . . . . . .             $                             $
                                                                  ===========                   ===========


8.   NEUROSCIENCE PHARMA (NPI) INC.

         In March 1996, the Company established Neuroscience Pharma (NPI) Inc. ("NPI"), a subsidiary of the Company in Canada. The Company licensed to NPI certain technology and Canadian marketing rights.

         A group of Canadian institutional investors (the "Canadian Investors") invested approximately $9.5 million in NPI in exchange for Preferred Stock of NPI which may be converted into a majority ownership interest in NPI or into 1,279,584 shares of the Company's Common Stock at the option of the investors. NPI has committed to use these funds for research and clinical development of certain of the Company's programs in exchange for royalties on sales of products developed in these programs as well as exclusive Canadian marketing rights for such products in certain situations. The Company has the right to terminate the agreement upon the purchase of the shares of NPI Preferred Stock held by the Canadian Investors in exchange for Common Stock at a predetermined price. In connection with their investment in NPI, the Canadian Investors received warrants exercisable for 383,875 shares of the Company's Common Stock at an exercise price of $10.50 per share and are also eligible to receive additional warrants in the future upon attainment of certain additional funding.

         Since the Company does not have a majority interest in NPI, NPI is not consolidated. The Company will recognize its pro rata share of the cumulative profits of NPI as they are earned. All cumulative losses of NPI will be allocated to the majority owners as the Company has not contributed any assets with an accounting basis to NPI.

         As of December 31, 1996 NPI had total assets consisting primarily of cash and cash equivalents of $9.4 million stated in U.S. dollars.

                                       EXHIBIT INDEX

              Exhibit
               Number                   Description
              -------   --------------------------------------------------------

              3.1*      Articles of Incorporation of Neurocrine Biosciences,
                        Inc., a Delaware corporation, as amended.

              3.2*      Bylaws of the Registrant.

              4.1*      Form of Lock-Up Agreement.

              4.2*      Form of Common Stock Certificate.

              4.3*      Form of warrant issued to existing warrant holders.

              4.4* Form of Series A Warrant issued in connection with the execution by the Registrant of the Unit Purchase
                        Agreement (see Exhibit 10.20).

              4.5* New Registration Rights Agreement dated March 29, 1996 among the Registrant and the investors signatory thereto.

              10.1*     Information and Registrations Rights Agreement dated
                        September 15, 1992, as amended to date.


              10.2* 1992 Incentive Stock Plan, as amended, and form of incentive stock option agreement and nonstatutory stock option agreement

              Exhibit
               Number                       Description
              -------   --------------------------------------------------------
              10.3*     1996 Employee Stock Purchase Plan.

              10.4* 1996 Director Stock Option Plan and form of stock option agreement.

              10.5*     Form of Director and Officer Indemnification Agreement.

              10.6*     Employment Agreement dated March 1, 1993, between the
                        Registrant and Gary A. Lyons, as amended.

              10.7*     Employment Agreement dated July 1, 1993, between the
                        Registrant and Errol B. De Souza, Ph.D.

              10.8*     Employment Agreement dated May 8, 1993, between the
                        Registrant and Paul W. Hawran.

              10.9* Consulting Agreement dated September 25, 1992, between the Registrant and Wylie A. Vale, Ph.D.

              10.10* Consulting Agreement effective as of January 1, 1992, between the Registrant and Lawrence J. Steinman, M.D.

              10.11*    Lease Agreement dated June 1, 1993, between the
                        Registrant and Hartford Accident and Indemnity Company, as amended.

              10.12* Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the treatment of nervous system degeneration and Alzheimer's disease.

              10.13* Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the use of Pregnenolone for the enhancement of memory.

              10.14*    License Agreement dated May 20, 1992, by and between The
                        Salk Institute for Biological Studies and the
                        Registrant.

              10.15*    License Agreement dated July 17, 1992, by and between
                        The Salk Institute for Biological Studies and the
                        Registrant.

              10.16* License Agreement dated November 16, 1993, by and between The Salk Institute for Biological Studies and the Registrant.

              10.17*    License Agreement dated October 19, 1992, by and between
                        The Board of Trustees of the Leland Stanford Junior
                        University and the Registrant.

              10.18* Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica, N.V.

              10.19* Letter Agreement dated January 19, 1996, by and between the Registrant and Ciba-Geigy Limited.

              10.20*# Unit Purchase Agreement dated March 29, 1996, by and between Neuroscience Pharma (NPI) Inc., the Registrant and the investors signatory thereto.

              10.21*#   Exchange Agreement dated March 29, 1996, by and between
                        Neurocrine Biosciences (Canada) Inc., the Registrant and the investors signatory thereto.

              10.22*# Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada) Inc. and Neuroscience Pharma (NPI) Inc.

              10.23*#   Intellectual Property and License Grants Agreement dated
                        March 29, 1996, by and between the Registrant and Neurocrine Biosciences (Canada) Inc.


              Exhibit
               Number                   Description
              -------   -------------------------------------------------------
             10.24**    Development and Commercialization Agreement dated
                        December 20, 1996, by and between Ciba-Geigy Ltd. and
                        the Registrant.

             10.25** Letter and Purchase Order dated June 7, 1996, by and between Ciba-Geigy and the Registrant.

             10.26**    Third Lease Amendment dated June 6, 1996, by and between
                        Talcott Realty I Limited Partnership and the Registrant.


             10.27** Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company.

             11.1       Computation of Net Earnings per Share.

             21.1*      List of subsidiaries of the Registrant.

             23.1       Consent of Ernst & Young LLP, independent auditors.

             24.1 Power of Attorney (reference is made to page 33 of this form 10-K).

             27.1       Financial data schedule

* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-03172).

** Confidential treatment has been requested with respect to certain portions of the exhibit.

# Confidential treatment has been granted with respect to certain portions of the exhibit.