Form 10-Q
period 1997-03-31
NEUROCRINE BIOSCIENCES INC
filed 1997-05-14
CIK 914475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period ______________________ to ___________________________
from

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

                                 (619) 658-7600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X    No
                                             -----    -----

         The number of outstanding shares of the registrant's Common Stock, no par value, was 16,873,761 as of April 30, 1997

                           NEUROCRINE BIOSCIENCES, INC
                                    FORM 10-Q
                                      INDEX



                                                                                                       PAGE
                                                                                                       ----
PART I            FINANCIAL INFORMATION

ITEM 1            Financial Statements

                  Condensed Balance Sheets as of March 31, 1997 and December 31, 1996                   3

                  Condensed Statements of Operations for the three months
                  ended March 31, 1997 and 1996                                                         4

                  Condensed Statements of Cash Flows for the three months
                  ended March 31, 1997 and 1996                                                         5

                  Notes to Financial Statements                                                         6

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Overview                                                                              7

                  Results of Operations                                                                 7

                  Liquidity and Capital Resources                                                       8

PART II           OTHER INFORMATION

ITEM 6:           a.    Exhibits                                                                       10
                        --------

                  10.1 Purchase and Sale Agreement and Escrow Instructions between MS Vickers II, LLC and Neurocrine Biosciences dated February 13, 1997.

                  27.1  Financial Data Schedule


SIGNATURES                                                                                             11

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENT


                          NEUROCRINE BIOSCIENCES, INC.

                            CONDENSED BALANCE SHEETS

                                                                         MARCH 31,        DECEMBER 31,
                                                                            1997              1996
                                                                       ------------       ------------
                                                                        (UNAUDITED)          (NOTE)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $  7,218,310       $ 11,325,361
    Short-term investments, available for sale                           64,611,999         58,594,853
    Receivables under collaborative agreements                            3,121,885          1,329,513
    Other current assets                                                  1,301,580            840,962
                                                                       ------------       ------------
        Total current assets                                             76,253,774         72,090,689

    Furniture, equipment, and leasehold improvements, net                 3,783,534          3,546,420
    Licensed technology and patent application costs, net                 1,397,785          1,443,403
    Other assets                                                          1,456,019            876,070
                                                                       ------------       ------------

        Total assets                                                   $ 82,891,112       $ 77,956,582
                                                                       ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $    896,110       $    800,157
    Accrued expenses, other current liabilities, and current
        portion of obligations under capital leases                       3,610,704          3,267,357
                                                                       ------------       ------------
        Total current liabilities                                         4,506,814          4,067,514

    Other long-term liabilities                                           1,214,428          1,122,100


Stockholders' equity:
    Preferred Stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued and outstanding
    Common stock, no par value:
        Authorized shares - 100,000,000
        Issued and outstanding shares - 16,869,820 shares in 1997
             16,776,614 in 1996                                          83,050,033         82,788,513
    Accumulated deficit                                                  (5,880,163)       (10,021,545)
                                                                       ------------       ------------
        Total stockholders' equity                                       77,169,870         72,766,968
                                                                       ------------       ------------

        Total liabilities and stockholders' equity                     $ 82,891,112       $ 77,956,582
                                                                       ============       ============



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.



           See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            1997               1996
                                                        ------------       ------------
Revenues under collaborative research agreements:
      Sponsored  research                               $  2,637,500       $  1,625,000
      Milestones                                           5,000,000               --
      Other revenue                                        1,216,391            533,978
                                                        ------------       ------------
                    Total revenues                         8,853,891          2,158,978

Operating expenses
      Research and development                             4,589,078          1,794,484
      General and administration                           1,144,549            570,797
                                                        ------------       ------------
                    Total operating expenses               5,733,627          2,365,281
                                                        ------------       ------------
Income (loss) from operations                              3,120,264           (206,303)

Interest income                                              923,231            259,164
Interest expense                                             (47,626)           (71,822)
Other income                                                 199,513             43,627
                                                        ------------       ------------
Income before income taxes                                 4,195,382             24,666

      Provision for income taxes                              54,000               --

Net income                                              $  4,141,382       $     24,666
                                                        ============       ============

Net income per share                                    $       0.23               --
                                                        ============       ============

Shares used in computing net income
    per share                                             18,145,102         13,240,248
                                                        ============       ============



           See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                      -------------------------------
                                                                                          1997               1996
                                                                                      ------------       ------------
OPERATING ACTIVITIES
Net income                                                                            $  4,141,382       $     24,666
Adjustments to reconcile net income to cash provided by (used in)
  operating activities:
    Compensation expense recognized for stock options                                       39,042             24,952
    Write-off of licensed technology and patent application costs                             --                 --
    Depreciation and amortization                                                          222,031            205,305
    Deferred revenue                                                                          --              372,991
    Deferred rent                                                                          110,211             13,819
    Change in operating assets and liabilities:
       Other current assets                                                             (2,252,990)        (2,129,500)
       Other assets                                                                       (389,949)           (23,401)
       Accounts payable and accrued liabilities                                            456,259         (1,136,281)
                                                                                      ------------       ------------
Net cash flows provided by (used in) operating activities                                2,325,986         (2,647,449)


INVESTING ACTIVITIES
Purchases of short-term investments                                                    (23,407,959)       (29,866,339)
Sales/maturities of short-term investments                                              17,307,653         21,587,231
Purchase of licensed technology and expenditures for
  patent application costs                                                                    --             (105,899)
Purchases of furniture, equipment and leasehold improvements                              (413,527)          (148,286)
                                                                                      ------------       ------------
Net cash flows used in investing activities                                             (6,513,833)        (8,533,293)


FINANCING ACTIVITIES
Issuance of common stock, net                                                              303,021          5,000,000
Principal payments on obligations under capital leases                                    (224,842)          (177,121)
Payments received on notes receivable from stockholders                                      2,617              2,618
                                                                                      ------------       ------------
Net cash flows provided by financing activities                                             80,796          4,825,497
                                                                                      ------------       ------------
Decrease in cash and cash equivalents                                                   (4,107,051)        (6,355,245)

Cash and cash equivalents at beginning of period                                        11,325,361          6,392,749
                                                                                      ============       ============
Cash and cash equivalents at end of period                                            $  7,218,310       $     37,504
                                                                                      ============       ============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                                     $     47,626       $     71,836
    Taxes paid                                                                        ============       ============
                                                                                      $    100,000                  -
                                                                                      ============       ============



           See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

     The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.    NET INCOME PER SHARE

     Net income per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalent shares from stock options, warrants, and convertible preferred shares are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the initial public offering price during the 12-month period prior to the filing of the initial public offering have been included in the calculation as if they were outstanding for all periods through that date (using the treasury stock method and the initial public offering price of $10.50 per share). For the three month periods ended March 31, 1997 and 1996, shares used in computing net income per share also include common equivalent shares arising from dilutive stock options, warrants, and convertible preferred shares which were issued more than 12 months immediately preceding the IPO or subsequent to the IPO, using the treasury stock method. Income per share on a fully diluted basis was unchanged.

     In February 1997, the Financial Accounting Standards Board issued Statment No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new method, the dilutive effect of common stock equivalents will be excluded from "basic" earnings per share, and basic earnings per share for the three months ended March 31, 1997 and 1996 will be $0.25 and approximately $0.01, respectively. Under the new method, "diluted" earnings per share will not be materially different than earnings per share as presented herein.

3.    NEUROSCIENCE PHARMA (NPI) INC.

     In March 1996, the Company established Neuroscience Pharma (NPI) Inc. ("NPI"), a subsidiary of the Company in Canada. The Company owns 49% of the outstanding shares of NPI's Common Stock. The remaining 51% is owned by a group of Canadian institutional investors. Since the Company does not have a majority interest in NPI, NPI is not consolidated. As of March 31, 1997 NPI had total assets consisting primarily of cash and cash equivalents of $8.7 million, stated in U.S dollars. Such assets are available to fund additional research and clinical development of certain of the Company's research programs.

ITEM 2.         MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, the period of time the Company's existing capital resources will meet its funding requirements, and financial results and operations. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and those outlined in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.



OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues are expected to come from its strategic alliances. Neurocrine has incurred a cumulative deficit of approximately $5.9 million as of March 31, 1997 and expects to incur substantial additional operating losses in the future which are potentially greater than losses in prior years.



RESULTS OF OPERATIONS



     Revenues increased to $8.9 million for the quarter ended March 31, 1997 compared with $2.2 million for the same period in 1996. This increase was primarily due to increased research support milestone revenues recognized under the collaboration with Eli Lilly.

     Research and development expenses increased to $4.6 million for the quarter ended March 31, 1997 compared with $1.8 million for the same period in 1996. This increase reflects continued additions to scientific and clinical development personnel, and related support expenditures as the Company increased its research and clinical development activities primarily in the CRF and Altered Peptide Ligand programs.

     General and administrative expenses increased to $1.1 million for the quarter ended March 31, 1997 compared with $571,000 for the same period in 1996. This increase resulted from additional administrative personnel and related business development and professional services expenses to support the increased research and development efforts.

     Interest income increased to $924,000 for the quarter ended March 31, 1997 compared with $259,000 for the same period in 1996. This increase was due to increased investment income attributable to increased cash and short term investments.

     Net income increased to $4.1 million or $.23 per share compared with $25,000 or approximately $.01 per share for the same period in 1996. The increase in net income and net income per share was primarily attributable to the increased revenues earned under the Eli Lilly collaboration.

     The Company's revenues to date have come from funded research and achievement of milestones under corporate collaborations which leads to substantial fluctuations in the results of quarterly earnings. Accordingly, results of one quarter are not predictive of future quarters.

ITEM 2.         MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company's cash, cash equivalents, and short-term investments totaled $71.8 million. This excludes approximately $8.0 million held by NPI which is available to fund certain of the Company's research and development activities and $3.7 million due from corporate collaborators expected to be collected by the end of the second quarter of 1997.

     Cash provided by operating activities during the quarter ended March 31, 1997 increased to $2.3 million compared with a net use of $2.6 million for the same period in 1996. The increase was primarily the result of the receipt of a $5.0 million research support milestone payment under the Eli Lilly collaboration.

     Cash used in investing activities during the quarter ended March 31, 1997 decreased to $6.5 million compared with $8.5 million for the same period in 1996. This decrease was the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

     Cash provided by financing activities during the quarter ended March 31, 1997 decreased to $81,000 compared with $4.8 million for the same period in 1996. This decrease was due to the absence of significant equity offerings during the first quarter of 1997.

     Neurocrine has primarily financed its operations through proceeds from the sale of Common Stock and corporate collaborations. In February 1994, the Company completed the final closing of a private placement offering which resulted in net proceeds of approximately $27.6 million. In May 1996, the Company sold 3.5 million shares of Common Stock in an initial public offering resulting in net proceeds of $34.2 million. Concurrent with this offering the Company sold 714,286 shares of Common Stock to corporate collaborators, resulting in aggregate net proceeds to the Company of approximately $7.2 million. In June 1996 the Company sold an additional 180,000 shares of Common Stock to the underwriters of the initial public offering to cover over-allotments. This transaction resulted in net proceeds to the Company of approximately $1.8 million.

     In February 1997 the Company entered into an agreement to purchase a parcel of land in San Diego and made a $250,000 escrow deposit. The Company intends to sell the property to a developer for the purpose of constructing an expanded laboratory and office complex which the Company intends to lease back from the developer under a long-term operating lease. Should the Company cancel the agreement for reasons other than those provided for in the contract it may forfeit its $250,000 deposit.

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

ITEM 2.         MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Neurocrine expects to incur substantial additional operating expenses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

                           PART II - OTHER INFORMATION


       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a.   Exhibits


                10.1 Purchase and Sale Agreement and Escrow Instructions between
                     MS Vickers II, LLC and Neurocrine Biosciences dated February 13, 1997.


                27.1 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NEUROCRINE BIOSCIENCES, INC.



Dated: 5/14/97                 /s/ Paul Hawran
      -------------------     -------------------------------------------------
                               PAUL W. HAWRAN
                               Senior Vice President and Chief Financial Officer