Form 10-Q
period 1997-06-30
NEUROCRINE BIOSCIENCES INC
filed 1997-08-14
CIK 914475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

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

         The number of outstanding shares of the registrant's Common Stock, no par value, was 16,949,772 as of July 31, 1997

                           NEUROCRINE BIOSCIENCES, INC
                                    FORM 10-Q
                                      INDEX


                                                                                                                PAGE
                                                                                                                ----
PART I      FINANCIAL INFORMATION

ITEM 1:     Financial Statements...............................................................................   3

            Condensed Balance Sheets as of June 30, 1997 and December 31, 1996.................................   3

            Condensed Statements of Operations for the three months and six months
            ended June 30, 1997 and 1996.......................................................................   4

            Condensed Statements of Cash Flows for the six months
            ended June 30, 1997 and 1996.......................................................................   5

            Notes to Financial Statements......................................................................   6

ITEM 2:     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................................................   7

            Overview...........................................................................................   7

            Results of Operations..............................................................................   7

            Liquidity and Capital Resources....................................................................   8

PART II     OTHER INFORMATION..................................................................................  10

ITEM 4.     Submission of Matters to a Vote of Security Holders................................................  10

ITEM 6:     Exhibits...........................................................................................  12

            10.1   Employment agreement executed March 1, 1997 between the
                   Registrant and Gary A. Lyons.
            10.2   Employment agreement executed March 1, 1997 between the
                   Registrant and Errol B. DeSouza.
            10.3   Employment agreement executed March 1, 1997 between the
                   Registrant and Paul W. Hawran.
            27.1   Financial Data Schedule.

SIGNATURES  ...................................................................................................  13

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.

                            CONDENSED BALANCE SHEETS


                                                                          JUNE 30,          DECEMBER 31,
                                                                            1997                1996
                                                                        ------------        ------------
                                                                        (UNAUDITED)            (NOTE)
                                   ASSETS
Current assets:
    Cash and cash equivalents                                           $ 22,945,469        $ 11,325,361
    Short-term investments, available for sale                            40,631,271          58,594,853
    Receivables under collaborative agreements                             7,653,719           1,329,513
    Other current assets                                                   1,327,645             840,962
                                                                        ------------        ------------
        Total current assets                                              72,558,104          72,090,689

 Property, equipment, and leasehold improvements, net                      5,516,054           3,546,420
 Licensed technology and patent application costs, net                     1,352,265           1,443,403
 Other assets                                                              4,594,102             876,070
                                                                        ------------        ------------

        Total assets                                                    $ 84,020,525        $ 77,956,582
                                                                        ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $    526,891        $    800,157
    Accrued expenses, other current liabilities, and current
        portion of obligations under capital leases                        4,969,128           3,267,357
                                                                        ------------        ------------
        Total current liabilities                                          5,496,019           4,067,514

 Long-term liabilities                                                     1,150,187           1,122,100

Stockholders' equity:
    Preferred Stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued and outstanding
    Common stock, no par value:
        Authorized shares - 100,000,000
        Issued and outstanding shares - 16,938,569 shares in 1997
             16,776,614 in 1996                                           83,151,069          82,788,513
    Accumulated deficit                                                   (5,776,750)        (10,021,545)
                                                                        ------------        ------------
        Total stockholders' equity                                        77,374,319          72,766,968
                                                                        ------------        ------------

        Total liabilities and stockholders' equity                      $ 84,020,525        $ 77,956,582
                                                                        ============        ============




Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                  -------------------------------       -------------------------------
                                                      1997               1996               1997               1996
                                                  ------------       ------------       ------------       ------------
Revenues under collaborative research agreements:
      Sponsored  research                         $  2,637,500       $  1,625,000       $  5,275,000       $  3,250,000
      Milestones                                     1,000,000          3,000,000          6,000,000          3,000,000
      Other revenue                                  1,163,694            886,416          2,380,085          1,420,394
                                                  ------------       ------------       ------------       ------------
                    Total revenues                   4,801,194          5,511,416         13,655,085          7,670,394

Operating expenses
      Research and development                       4,440,251          3,512,469          9,029,329          5,306,953
      General and administration                     1,343,901            724,387          2,488,450          1,295,184
                                                  ------------       ------------       ------------       ------------
                    Total operating expenses         5,784,152          4,236,856         11,517,779          6,602,137
                                                  ------------       ------------       ------------       ------------
Income (loss) from operations                         (982,958)         1,274,560          2,137,306          1,068,257

Interest income                                        910,037            489,051          1,833,268            748,215
Interest expense                                       (40,785)           (66,117)           (88,411)          (137,939)
Other income                                           239,512             59,954            439,025            103,581
                                                  ------------       ------------       ------------       ------------
Income before income taxes                             125,806          1,757,448          4,321,188          1,782,114

      Provision for income taxes                        22,393                 --             76,393                 --
                                                  ------------       ------------       ------------       ------------

Net income                                        $    103,413       $  1,757,448       $  4,244,795       $  1,782,114
                                                  ============       ============       ============       ============

Net income per share                              $       0.01       $       0.11       $       0.23       $       0.12
                                                  ============       ============       ============       ============

Shares used in computing net income
    per share                                       18,197,434         15,412,571         18,149,386         14,422,918
                                                  ============       ============       ============       ============








            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                  -------------------------------
                                                                      1997               1996
                                                                  ------------       ------------
OPERATING ACTIVITIES
Net income                                                        $  4,244,795       $  1,782,114
Adjustments to reconcile net income to cash used in
  operating activities:
    Compensation expense recognized for stock options                   71,216             27,989
    Depreciation and amortization                                      559,185            433,491
    Deferred revenue                                                 1,750,000            326,616
    Deferred rent                                                      201,423             27,638
    Change in operating assets and liabilities:
       Other current assets                                         (6,810,888)        (5,132,770)
       Other assets                                                 (3,718,032)          (218,653)
       Accounts payable and accrued liabilities                        (83,934)           100,520
                                                                  ------------       ------------
Net cash flows used in operating activities                         (3,786,235)        (2,653,055)

INVESTING ACTIVITIES
Purchases of short-term investments                                (38,986,324)       (51,111,011)
Sales/maturities of short-term investments                          56,870,228         22,955,598
Purchase of licensed technology and expenditures for
  patent application costs                                                  --           (405,296)
Purchases of furniture, equipment and leasehold improvements        (2,437,681)          (677,013)
                                                                  ------------       ------------
Net cash flows provided by (used in) investing activities           15,446,223        (29,237,722)

FINANCING ACTIVITIES
Issuance of common stock, net                                          365,781         47,507,488
Principal payments on obligations under capital leases                (410,898)          (359,949)
Payments received on notes receivable from stockholders                  5,237              5,237
                                                                  ------------       ------------
Net cash flows (used in) provided by financing activities              (39,880)        47,152,776
                                                                  ------------       ------------
Increase in cash and cash equivalents                               11,620,108         15,261,999

Cash and cash equivalents at beginning of period                    11,325,361          6,392,749
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $ 22,945,469       $ 21,654,748
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                                 $     88,411       $     71,836
                                                                  ============       ============
    Taxes paid                                                    $    135,000       $         --
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

2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalent shares from stock options, warrants, and convertible preferred shares are excluded from the computation when their effect is antidilutive. For the three and six month periods ended June 30, 1997 and 1996, shares used in computing net income per share also include common equivalent shares arising from dilutive stock options, warrants, and convertible preferred shares using the treasury stock method. Income per share on a fully diluted basis was unchanged.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new method, the dilutive effect of common stock equivalents will be excluded from "basic" earnings per share, and basic earnings per share for the three and six months ended June 30, 1997 and 1996 will be $0.01 and $0.25, respectively. Under the new method, "diluted" earnings per share will not be materially different than earnings per share as presented herein.


3.       SUBSEQUENT EVENT

         In May 1997 the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. In August 1997 the Company sold one parcel of land for the purpose of constructing an expanded laboratory and office complex which it then intends to lease under a 15 year operating lease. The land purchase price of approximately $3.5 million plus a future cash payment of $355,000 will be repaid to the Company under a 10 year promissory note bearing interest at 8.25% per annum. The Company has an option to purchase the facility at any time during the lease at a predetermined price.

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

OVERVIEW

         Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues are expected to come from its strategic alliances. The Company has generated net income for the three and six month periods ended June 30, 1996 and 1995 primarily from revenues from its strategic alliances. The Company does not anticipate continuing to generate net income as its operating expenses are anticipated to rise significantly in future periods as products are advanced through the various stages of clinical development. Neurocrine has incurred a cumulative deficit of approximately $5.8 million as of June 30, 1997 and expects to incur operating losses in the future which are potentially greater than losses in prior years.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Revenues decreased to $4.8 million for the quarter ended June 30, 1997 compared with $5.5 million for the same period in 1996. Decreased revenues were primarily the result of timing of research milestone payments received under the Company's corporate collaborations.

         Research and development expenses increased to $4.4 million for the quarter ended June 30, 1997 compared with $3.5 million for the same period in 1996. This increase reflected continued additions to scientific and clinical development personnel, and related support expenditures, as the Company increased its research and clinical development activities. Clinical development costs include significant amounts which are reimbursable under corporate collaborations. Revenues associated with such reimbursements are classified as "Other revenue".

         General and administrative expenses increased to $1.3 million for the quarter ended June 30, 1997 compared with $724,000 for the same period in 1996. This increase resulted from additional administrative personnel and related business development and professional services expenses to support the increased research and development efforts and higher patent application costs.

         Interest income increased to $910,000 for the quarter ended June 30, 1997 compared with $489,000 for the same period in 1996. This increase was due to increased investment income attributable to increased cash equivalents and short term investments.

         Net income decreased to $103,000 or $0.01 per share for the quarter ended June 30, 1997 compared with $1.8 million or $0.11 per share for the same period in 1996. The decrease in net income and net income per share was primarily attributable to a decrease in research milestone revenues and increased operating expenses.

         The Company's revenues to date have come from funded research and achievement of milestones under corporate collaborations which leads to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results of one quarter are not predictive of future quarters.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Revenues increased to $13.7 million for the six month period ended June 30, 1997 compared with $7.7 million for the same period in 1996. The increase was primarily due to achievement of a research milestone and sponsored research revenues recognized under the collaboration with Eli Lilly.

         Research and development expenses increased to $9.0 million for the six month period ended June 30, 1997 compared with $5.3 million for the same period in 1996. This increase reflected continued additions to scientific and clinical development personnel, and related support expenditures, as the Company increased its research and clinical development activities. Clinical development costs include significant amounts which are reimbursable under corporate collaborations. Revenues associated with such reimbursements are classified as "Other revenue".

         General and administrative expenses increased to $2.5 million for the six month period ended June 30, 1997 compared with $1.3 million for the same period in 1996. This increase resulted from additional administrative personnel and related business development and professional services expenses to support the increased research and development efforts and higher patent application costs.

         Interest income increased to $1.8 million for the six month period ended June 30, 1997 compared with $748,000 for the same period in 1996. This increase was due to increased investment income attributable to increased cash equivalents and short term investments.

         Net income increased to $4.2 million or $0.23 per share for the six month period ended June 30, 1997 compared with $1.8 million or $0.12 per share for the same period in 1996. The increase in net income and net income per share was primarily due to achievement of a research milestone, and sponsored research revenues recognized under the collaboration with Eli Lilly.

         The Company's revenues to date have come from funded research and achievement of milestones under corporate collaborations which leads to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1997 the Company's cash, cash equivalents, and short-term investments totaled $63.6 million. Cash held by the Company excludes $7.7 million due from corporate collaborators of which $4.7 million had been collected as of July 31, 1997. Total cash, cash equivalents, and short-term investments also excludes approximately $7.5 million held by Neuroscience Pharma
(NPI) Inc. which is available to fund certain of the Company's research and development activities.

         Cash used in operating activities during the six month period ended June 30, 1997 increased to $3.8 million compared with $2.7 million for the same period in 1996. The increase was primarily the result of increased operating expenses and the timing of receipt of receivables due from corporate collaborators.

         Cash provided by investing activities during the six month period ended June 30, 1997 increased to $15.4 million compared with a net use of $29.2 million for the same period in 1996. The increase was primarily the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

         Cash used in financing activities during the six month period ended June 30, 1997 increased to $40,000 compared with a net provision of $47.1 million for the same period in 1996. The increase was due to a decline in cash generated from equity offerings from the same period in 1996.

                       MANAGEMENT DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Neurocrine has primarily financed its operations through proceeds of approximately $63.6 million from the sale of Common Stock in various private and public offerings and approximately $48.4 million from corporate collaborations.

         In May 1997 the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. In August 1997 the Company sold one parcel of land for the purpose of constructing an expanded laboratory and office complex which it then intends to lease under a 15 year operating lease. The land purchase price of approximately $3.5 million plus a future cash payment of $355,000 will be repaid to the Company under a 10 year promissory note bearing interest at 8.25% per annum. The Company has an option to purchase the facility at any time during the lease at a predetermined price. The remaining parcel will be held by the Company until such time as the Company's growth requires additional expansion.

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

         Neurocrine will require additional funding for the continuation of its research and product development programs, for progress with preclinical testing and clinical trials, for operating expenses, for the pursuit of regulatory approvals for its product candidates, for the costs involved in filing and prosecuting patent applications and enforcing patent claims, if any, the cost of product in-licensing and any possible acquisitions, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company may seek to access the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off-balance sheet financing. There can be no assurance that adequate funding will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

         The Company has generated net income for the three and six month periods ended June 30, 1996 and 1995 primarily from revenues from its strategic alliances. Continued profitability is not expected as the Company's operating expenses are anticipated to rise significantly in future periods as products are advanced through the various development stages. Neurocrine expects to incur additional operating expenses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of Neurocrine Biosciences, Inc. was held on May 27, 1997.

     (b) The following Class I Directors were elected to serve for a term of three years to expire at the Company's 2000 Annual Meeting of
         Stockholders:

         Name                    Position                        Term Expires
         ---------------------   -----------------------------   ------------
         Wylie W. Vale           Class I Director                   2000
         Joseph A. Mollica       Class I Director                   2000
         Errol B. DeSouza        Class I Director                   2000

         The following Class II and III Directors continue to serve their respective terms which expire on the Company's Annual Meeting of Stockholders in the year as noted:

         Name                    Position                        Term Expires
         ---------------------   -----------------------------   ------------
         Howard Birndorf         Class II Director                   1998
         David Robinson          Class II Director                   1998
         Gary Lyons              Class III Director                  1999
         Harry Hixson            Class III Director                  1999

     (c) The matters voted upon at the meeting and the voting results were as follows:

         (i) Approval of amendment to the Company's Bylaws increasing the number of directors on the Board of Directors from six to seven:

                    For             Against        Abstain
               --------------     -----------     ----------
                 10,772,021         125,617          7,000

         (ii) The election of three Class I Directors for a term of three years:

         Name                         For           Against      Abstain
         ---------------------   --------------   -----------   ----------
         Wylie W. Vale             10,834,170       156,502         --
         Joseph A. Mollica         10,834,170       156,502         --
         Errol B. DeSouza          10,834,170       156,502         --

         (iii) Approval of amendment to the Company's 1992 Incentive Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 3,300,000 to 4,100,000 Shares:

                    For             Against        Abstain
               --------------     -----------     ----------
                 10,281,373         600,067        231,198

         (iv) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997:

                    For             Against        Abstain
               --------------     -----------     ----------
                 10,972,177           9,565          8,930

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

     Exhibit
     Number                          Description
     ------                          -----------
      10.1  Employment agreement executed March 1, 1997 between the Registrant and Gary A. Lyons.
      10.2  Employment agreement executed March 1, 1997 between the Registrant and Errol B. DeSouza.
      10.3  Employment agreement executed March 1, 1997 between the Registrant and Paul W. Hawran.
      27.4  Financial Data Schedule

b. Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEUROCRINE BIOSCIENCES, INC.

Dated:  08/15/97               /s/ Paul Hawran
                               -------------------------------------------------
                               PAUL W. HAWRAN
                               Senior Vice President and Chief Financial Officer