Form 10-Q/A
period 1997-03-31
NEUROCRINE BIOSCIENCES INC
filed 1997-08-15
CIK 914475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES AND EXCHANGE ACT OF 1934

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

                                Explanatory Note

This Amended Report on Form 10-Q, for the quarter ending March 31, 1997, is being filed solely for the purposes of including the entire non-redacted text of Exhibit 10.1: Purchase and Sale Agreement and Escrow Instructions between MS Vickers II, LLC and Neurocrine Biosciences dated February 13, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               NEUROCRINE BIOSCIENCES, INC.



Dated: 8/15/97                 /s/ Paul Hawran
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