Form 10-Q
period 1997-09-30
NEUROCRINE BIOSCIENCES INC
filed 1997-11-14
CIK 914475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITES AND EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1997

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

                             Yes [X]   No [ ]

  The number of outstanding shares of the registrant's Common Stock, no par value, was 17,041,235 as of October 31, 1997

                           NEUROCRINE BIOSCIENCES, INC
                                    FORM 10-Q
                                      INDEX

PART I         FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                       ----
ITEM 1:        Financial Statements...................................................................................  3

               Condensed Balance Sheets as of September 30, 1997 and December 31, 1996................................  3
3

               Condensed Statements of Operations for the three months and nine months ended September 30, 1997 and 1996......................................................................  4

               Condensed Statements of Cash Flows for the nine months
               ended September 30, 1997 and 1996......................................................................  5

               Notes to Financial Statements..........................................................................  6

ITEM 2:        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................................................  7

               Overview...............................................................................................  7

               Results of Operations..................................................................................  7

               Liquidity and Capital Resources........................................................................  8

ITEM 6:        Exhibits and Reports on Form 8-K....................................................................... 10

               10.1  Lease between Science Park Center LLC (Lessor) and Neurocrine Biosciences, Inc. (Lessee)

               10.2  Option Agreement between Science Park Center LLC (Optioner) and Neurocrine Biosciences, Inc.
                     (Optionee)

               10.3  Construction Loan Agreement

               10.4  Secured Promissory Note

               10.5  Operating Agreement for Science Park Center LLC

               27.1  Financial Data Schedule

SIGNATURES   ......................................................................................................... 11

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                 NEUROCRINE BIOSCIENCES, INC.

                                   CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30,      DECEMBER 31,
                                                                       1997               1996
                                                                   ------------      -------------
                                                                    (UNAUDITED)         (NOTE)
                            ASSETS
Current assets:
    Cash and cash equivalents                                     $ 15,094,554       $ 11,325,361
    Short-term investments, available for sale                      53,832,352         58,594,853
    Receivables under collaborative agreements                       2,631,488          1,329,513
    Other current assets                                             1,954,596            840,962
                                                                  ------------       ------------
        Total current assets                                        73,512,990         72,090,689

 Property, equipment, and leasehold improvements, net                5,340,892          3,546,420
 Licensed technology and patent application costs, net               1,306,705          1,443,403
 Other assets                                                        4,745,245            876,070
                                                                  ------------       ------------

        Total assets                                              $ 84,905,832       $ 77,956,582
                                                                  ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $  1,692,261       $    800,157
    Accrued expenses, other current liabilities, and current
        portion of obligations under capital leases                  3,579,421          3,267,357
                                                                  ------------       ------------
        Total current liabilities                                    5,271,682          4,067,514

Long-term liabilities                                                1,101,682          1,122,100

Stockholders' equity:
    Preferred Stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued and outstanding
    Common stock, no par value:
        Authorized shares - 100,000,000
        Issued and outstanding shares - 16,951,073 and
        16,776,614 at September 30, 1997 and
        December 31 1996, respectively                              83,496,706         82,788,513
    Accumulated deficit                                             (4,964,238)       (10,021,545)
                                                                  ------------       ------------
        Total stockholders' equity                                  78,782,468         72,766,968
                                                                  ------------       ------------

        Total liabilities and stockholders' equity                $ 84,905,832       $ 77,956,582
                                                                  ============       ============





Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------------     ------------------------------
                                                    1997             1996             1997             1996
                                                ------------     ------------     ------------     ------------
Revenues under collaborative research
  agreements:
      Sponsored  research                       $  2,987,500     $  1,625,000     $  8,262,500     $  4,875,000
      Milestones                                   1,750,000               --        7,750,000        3,000,000
      Other revenue                                1,503,279          562,965        3,883,363        1,983,359
                                                ------------     ------------     ------------     ------------
                    Total revenues                 6,240,779        2,187,965       19,895,863        9,858,359

Operating expenses
      Research and development                     4,997,731        3,032,562       14,027,058        8,339,515
      General and administration                   1,566,683          717,370        4,055,133        2,012,554
                                                ------------     ------------     ------------     ------------
                    Total operating expenses       6,564,414        3,749,932       18,082,191       10,352,069
                                                ------------     ------------     ------------     ------------
Income (loss) from operations                       (323,635)      (1,561,967)       1,813,672         (493,710)

Interest income                                    1,059,015          938,005        2,892,283        1,686,220
Interest expense                                     (35,088)         (60,277)        (123,499)        (198,216)
Other income                                         257,380          279,200          696,405          382,781
                                                ------------     ------------     ------------     ------------
Income (loss) before income taxes                    957,672         (405,039)       5,278,861        1,377,075

Provision for income taxes                           145,161               --          221,554               --
                                                ------------     ------------     ------------     ------------

Net income (loss)                               $    812,511     $   (405,039)    $  5,057,307     $  1,377,075
                                                ============     ============     ============     ============

Net income (loss) per share                     $       0.04     $      (0.02)    $       0.28     $       0.09
                                                ============     ============     ============     ============

Shares used in computing net income
    (loss) per share                              18,439,495       16,764,209       18,381,141       16,160,506
                                                ============     ============     ============     ============


            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                -------------------------------
                                                                    1997               1996
                                                                ------------       ------------
OPERATING ACTIVITIES
Net income                                                      $  5,057,307       $  1,377,075
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
    Compensation expense recognized for stock options                 98,055             56,115
    Depreciation and amortization                                    890,388            697,887
    Deferred revenue                                                 125,000            324,065
    Deferred rent                                                    292,634             41,457
Change in operating assets and liabilities:
       Other current assets and receivables under
         collaborative agreements                                 (2,415,609)        (4,447,227)
       Other assets                                               (3,869,175)          (735,374)
       Accounts payable and accrued liabilities                    1,360,062           (576,433)
                                                                ------------       ------------
Net cash flows provided by (used in) operating activities          1,538,662         (3,262,435)

INVESTING ACTIVITIES
Purchases of short-term investments                              (85,019,124)       (64,454,483)
Sales/maturities of short-term investments                        89,932,032         23,336,485
Purchases of furniture, equipment, leasehold improvements,
 licensed technology and patent application costs                 (2,548,162)        (1,831,338)
                                                                ------------       ------------
Net cash flows provided by (used in) investing activities          2,364,746        (42,949,336)

FINANCING ACTIVITIES
Issuance of common stock, net                                        451,875         47,518,523
Principal payments on obligations under capital leases              (593,946)          (547,632)
Payments received on notes receivable from stockholders                7,856              7,853
                                                                ------------       ------------
Net cash flows (used in) provided by financing activities           (134,215)        46,978,744
                                                                ------------       ------------
Increase in cash and cash equivalents                              3,769,193            766,973

Cash and cash equivalents at beginning of period                  11,325,361          6,392,749
                                                                ------------       ------------
Cash and cash equivalents at end of period                      $ 15,094,554       $  7,159,722
                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid                                               $    123,499       $    198,216
                                                                ============       ============
    Taxes paid                                                  $    225,000       $         --
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

2. NET INCOME PER SHARE

   Net income per share is computed using the weighted average number of shares of common stock outstanding during each period. Common stock equivalent shares from stock options, warrants, and convertible preferred shares are excluded from the computation when their effect is antidilutive. For the three and nine month periods ended September 30, 1997, shares used in computing net income per share also include common equivalent shares arising from dilutive stock options, warrants, and convertible preferred shares using the treasury stock method. Income per share on a fully diluted basis was unchanged.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new method, the dilutive effect of common stock equivalents will be excluded from "basic" earnings per share, and basic earnings per share for the three and nine months ended September 30, 1997 and 1996 will be $0.05, $0.30, ($0.02) and $0.10, respectively. Under the new method, "diluted" earnings per share will not be materially different than net income (loss) per share as presented herein.

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

OVERVIEW

   Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues are expected to come from its strategic alliances. The Company has generated net income for the three and nine month periods ended September 30, 1997 and the nine months ended September 30, 1996 primarily from revenues from its strategic alliances. The Company does not anticipate continuing to generate net income as its operating expenses are anticipated to rise significantly in future periods as products are advanced through the various stages of clinical development. Neurocrine has incurred a cumulative deficit of approximately $5.0 million as of September 30, 1997 and expects to incur operating losses in the future which are potentially greater than losses in prior years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

   Revenues increased to $6.2 million for the quarter ended September 30, 1997 compared with $2.2 million for the same period in 1996. Increased revenues were primarily the result of increased sponsored research and development, and milestone revenues under the Company's collaborations.

   Research and development expenses increased to $5.0 million for the quarter ended September 30, 1997 compared with $3.0 million for the same period in 1996. This increase reflected continued additions to scientific and clinical development personnel, and related support expenditures, as the Company increased its research and clinical development activities. Clinical development costs include significant amounts which are reimbursable under corporate collaborations. Revenues associated with such reimbursements are classified as "Other revenue".

   General and administrative expenses increased to $1.6 million for the quarter ended September 30, 1997 compared with $717,000 for the same period in 1996. This increase resulted from additional administrative personnel and related business development and professional services expenses to support the increased research and development efforts and higher patent prosecution costs.

   Interest income increased to $1.1 million for the quarter ended September 30, 1997 compared with $938,000 for the same period in 1996. This increase was due to increased investment income attributable to increased cash equivalents and short-term investments.

   Net income increased to $813,000 or $0.04 per share for the quarter ended September 30, 1997 compared with a loss of $405,000 or $0.02 per share for the same period in 1996. The increase in net income and net income per share was primarily attributable to increased sponsored research and development, and milestone revenues under the Company's collaborations.

   The Company's revenues to date have come from funded research and achievement of milestones under corporate collaborations, which may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results of one quarter are not predictive of future quarters.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

   Revenues increased to $19.9 million for the nine month period ended September 30, 1997 compared with $9.9 million for the same period in 1996. Increased revenues were primarily the result of increased sponsored research and development, and milestone revenues under the Company's collaborations.

   Research and development expenses increased to $14.0 million for the nine month period ended September 30, 1997 compared with $8.3 million for the same period in 1996. This increase reflected continued additions to scientific and clinical development personnel, and related support expenditures, as the Company increased its research and clinical development activities. Clinical development costs include significant amounts which are reimbursable under corporate collaborations. Revenues associated with such reimbursements are classified as "Other revenue".

   General and administrative expenses increased to $4.1 million for the nine month period ended September 30, 1997 compared with $2.0 million for the same period in 1996. This increase resulted from additional administrative personnel and related business development and professional services expenses to support the increased research and development efforts and higher patent prosecution costs.

   Interest income increased to $2.9 million for the nine month period ended September 30, 1997 compared with $1.7 million for the same period in 1996. This increase was due to increased investment income attributable to increased cash equivalents and short-term investments.

   Net income increased to $5.1 million or $0.28 per share for the nine month period ended September 30, 1997 compared with $1.4 million or $0.09 per share for the same period in 1996. The increase in net income and net income per share was primarily due to increased sponsored research and development, and milestone revenues under the Company's collaborations.

   The Company's revenues to date have come from funded research and achievement of milestones under corporate collaborations, which may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1997 the Company's cash, cash equivalents, and short-term investments totaled $68.9 million. Cash held by the Company excludes $2.6 million due from corporate collaborators of which $1.0 million had been collected as of October 31, 1997. Total cash, cash equivalents, and short-term investments also excludes approximately $7.7 million held by Neuroscience Pharma
(NPI) Inc. which is available to fund certain of the Company's research and development activities.

   Cash provided by operating activities during the nine month period ended September 30, 1997 increased to $1.5 million compared with a net use of cash of $3.3 million for the same period in 1996. The increase was primarily the result of increased operating revenues from the Company's collaborators.

   Cash provided by investing activities during the nine month period ended September 30, 1997 increased to $2.4 million compared with a net use of cash of $42.9 million for the same period in 1996. The increase was primarily the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

   Cash used in financing activities during the nine month period ended September 30, 1997 increased to $134,000 compared with a net provision of $47.0 million for the same period in 1996. The increase was due to a decline in cash generated from equity offerings from the same period in 1996.

   In May 1997, the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. In July 1997, the Company sold one parcel of land to Science Park Center LLC, a California limited liability company ("the LLC"), of which the Company owns a significant minority intrest, which the Company then agreed to lease from the LLC under a 15 year operating lease for the purpose of constructing an expanded laboratory and office complex. The land purchase price of approximately $3.5 million plus a future cash payment of $368,000 will be repaid to the Company under a 10 year promissory note bearing interest at 8.25% per annum. The Company has an option to purchase the facility at any time during the lease at a predetermined price. The remaining parcel will be held by the Company until such time as the Company's growth requires additional expansion.

   Neurocrine has primarily financed its operations through proceeds of approximately $63.6 million from the sale of Common Stock in various private and public offerings and approximately $53.4 million from corporate collaborations.

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

   The Company has generated net income for the three and nine month periods ended September 30, 1997 and the nine month period ended September 30, 1996 primarily from revenues under its strategic alliances. Continued profitability is not expected as the Company's operating expenses are anticipated to rise significantly in future periods as products are advanced through the various development stages. Neurocrine expects to incur additional operating expenses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

                     Exhibit Number                           Description
                 -----------------------    -------------------------------------------------
                          10.1*             Lease between Science Park Center LLC (Lessor)
                                            and Neurocrine Biosciences, Inc. (Lessee)
                          10.2*             Option Agreement between Science Park Center
                                            LLC (Optioner) and Neurocrine Biosciences, Inc.
                                            (Optionee)
                          10.3*             Construction Loan Agreement
                          10.4              Secured Promissory Note
                          10.5*             Operating Agreement for Science Park Center LLC
                          27.1              Financial Data Schedule

               * Certain confidential portions of this Exhibit were omitted by means of blackout of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application
                 Requesting Confidential Treatment under Rule 24b-2 under the
                 Securities Exchange Act.


           (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                          SIGNATURES

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NEUROCRINE BIOSCIENCES, INC.

Dated:  11/14/97                     /s/ Paul Hawran
                                     -----------------------------------------
                                     PAUL W. HAWRAN
                                     Senior Vice President and Chief Financial
                                     Officer