Form 10-K405/A
period 1996-12-31
NEUROCRINE BIOSCIENCES INC
filed 1997-11-20
CIK 914475

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                                EXPLANATORY NOTE

     This amended Annual Report on Form 10-K, for the fiscal year ended December 31, 1996, is being filed solely for the purposes of including the partially redacted text of Exhibit 10.24: Development and Commercialization Agreement dated December 20, 1996, by and between Ciba-Geigy Ltd. and the Registrant; and the entirely non-redacted text of Exhibit 10.26: Third Lease Amendment dated June 6, 1996, by and between Talcott Realty I Limited Partnership and the Registrant.

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


              Exhibit
               Number                   Description
              -------   -------------------------------------------------------
             10.24**    Development and Commercialization Agreement dated
                        December 20, 1996, by and between Ciba-Geigy Ltd. and
                        the Registrant.

             10.25##**  Letter and Purchase Order dated June 7, 1996, by and between Ciba-Geigy and the Registrant.

             10.26      Third Lease Amendment dated June 6, 1996, by and between
                        Talcott Realty I Limited Partnership and the Registrant.


             10.27##**  Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company.

             11.1##     Computation of Net Earnings per Share.

             21.1*      List of subsidiaries of the Registrant.

             23.1##     Consent of Ernst & Young LLP, independent auditors.

             24.1## Power of Attorney (reference is made to the following page of this Form 10-K).

             27.1##     Financial data schedule.

* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-03172).

** Confidential treatment has been requested with respect to certain portions of the exhibit.

# Confidential treatment has been granted with respect to certain portions of the exhibit.

##       Previously filed

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

                                        NEUROCRINE BIOSCIENCES, INC.
                                        a Delaware Corporation


                                        By: /s/ Paul W. Hawran
                                           ------------------------------
                                        Paul W. Hawran
                                        Senior Vice President and
                                        Chief Financial Officer

                                        Date: November 19, 1997



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                    Title                                     Date
                   *                    President, Chief Executive Officer and                 November 19, 1997
 ------------------------------------   Director (Principal Executive Officer)
 Gary A. Lyons

  /s/ Paul W. Hawran                    Chief Financial Officer (Principal Financial           November 19, 1997
 ------------------------------------   and Accounting Officer)
 Paul W. Hawran

                   *                     Chairman of the Board of Directors                    November 19, 1997
 ------------------------------------
 Harry F. Hixson, Jr.

                   *                     Director                                              November 19, 1997
 ------------------------------------
 Howard C. Birndorf

                                         Director                                              November __, 1997
 ------------------------------------
 David E. Robinson

                   *                     Director                                              November 19, 1997
 ------------------------------------
 David Schnell

                   *                     Director                                              November 19, 1997
 ------------------------------------
 Wylie W. Vale


By:  /s/ Paul W. Hawran
-------------------------------------
     Paul W. Hawran
     Attorney-in-Fact



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


              Exhibit
               Number                   Description
              -------   -------------------------------------------------------
             10.24**    Development and Commercialization Agreement dated
                        December 20, 1996, by and between Ciba-Geigy Ltd. and
                        the Registrant.

             10.25##**  Letter and Purchase Order dated June 7, 1996, by and between Ciba-Geigy and the Registrant.

             10.26      Third Lease Amendment dated June 6, 1996, by and between
                        Talcott Realty I Limited Partnership and the Registrant.


             10.27##**  Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company.

             11.1##     Computation of Net Earnings per Share.

             21.1*      List of subsidiaries of the Registrant.

             23.1##     Consent of Ernst & Young LLP, independent auditors.

             24.1## Power of Attorney (reference is made to page 33 of this form 10-K).

             27.1##     Financial data schedule

* Incorporated herein by reference to the same-numbered exhibit previously filed with the Company's Registration Statement on Form S-1 (Registration No. 333-03172).

** Confidential treatment has been requested with respect to certain portions of the exhibit.

# Confidential treatment has been granted with respect to certain portions of the exhibit.

##       Previously filed.