Form 10-K
period 1997-12-31
NEUROCRINE BIOSCIENCES INC
filed 1998-04-10
CIK 914475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on February 27, 1998 was approximately $123,019,669, based upon the closing price of such stock of $8.25 on February 27, 1998. As of February 27, 1998, 17,707,815 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1998 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997.

================================================================================

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

     Neurocrine is leveraging its resources through strategic alliances and other financing mechanisms to build its internal product development and commercialization capabilities. To date, Neurocrine has entered into strategic alliances with Janssen Pharmaceutica, N.V. ("Janssen"), a subsidiary of Johnson & Johnson Development Corporation, focused on the treatment of anxiety, depression and substance abuse; Novartis, Inc. ("Novartis") for the treatment of multiple sclerosis; and Eli Lilly and Co. ("Lilly") for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. In conjunction with a number of institutional investors, the Company has also established a research and development affiliate in Canada, Neuroscience Pharma (NPI) Inc. ("NPI"), to develop additional compounds for the treatment of Alzheimer's disease and other neurodegenerative diseases and disorders.

     The following Business section contains forward-looking statements concerning the continuation of the Company's strategic alliances and the receipt of payments thereunder, the identification of drug targets and selection of lead compounds for clinical development, the commencement and successful conclusion of clinical trials, the receipt of regulatory approvals, and the potential development of future commercial products. Such forward-looking statements necessarily involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, that research funding and development will continue under the Company's collaborations, that research and development candidates will successfully proceed through pre-clinical and early stage clinical trials, that development candidates will prove effective for treatment in humans in later stage clinical trials, the timely receipt of regulatory clearances required for clinical testing, manufacturing and marketing of products, the potential impact of competitive technologies and potential products, and the failure to achieve product development and commercialization goals. Actual results and the timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these and other factors.

RISKS INHERENT IN THE COMPANY'S BUSINESS

     Neurocrine was founded in 1992 and all of its product candidates are in research or early stages of development. The Company has not requested nor received regulatory approval to commercialize any product from the United Stated Food and Drug Administration ("FDA") or any other regulatory body. Any products which may result from the Company's research and development programs are not expected to be commercially available for the foreseeable future, if at all.

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

     The Company's product candidates require significant additional research and development efforts. No assurance can be given that any of the Company's development programs will be successfully completed, that any investigational new drug application ("IND") will be accepted or approved by the FDA, that clinical trials will commence as planned, that required regulatory approvals will be obtained on a timely basis, if at all, or that any products for which approval is obtained will be approved for the indications requested or be commercially successful. If any of the Company's development programs are not successfully completed, required regulatory approvals and appropriate labeling are not obtained, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected.

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

  Neurogenomics

     The brain and spinal cord are comprised of two major cell types -- glial cells and neurons. Glial cells are the most prevalent cell type in the central nervous system, comprising over 75% of all brain cells. The gene products from these cells are crucial for the survival and development of neurons. Neurons are CNS cells which transmit and receive complex electrical and chemical messages from other neurons to control all cognitive processes. In certain pathological states, excessive glial activity results in the activation of cytosine and related genes. The proteins encoded by these genes may be implicated in the degenerative cascade leading to neurological disorders such as Alzheimer's disease, stroke, multiple sclerosis, Parkinson's disease, epilepsy and AIDS dementia. For example, in AIDS, the HIV virus does not attack neurons but does infect glial cells which in turn release inflammatory cytokines and other factors which are toxic to neurons. Similarly, in Alzheimer's disease, accumulating evidence suggests complex interactions between neurons, glia and a protein fragment known as beta amyloid leading to formation of senile plaques and neurodegeneration. Currently, it is estimated that only a small fraction of genes involved in neurodegeneration or regeneration have been identified. The identification of novel CNS genes involved in the neurodegenerative process may yield new therapeutic and diagnostic opportunities.

BUSINESS STRATEGY

     The Company's strategy is to utilize its understanding of the biology of the central nervous, immune and endocrine systems to identify and develop novel therapeutics. There are five key elements to the Company's business strategy:

     Target Multiple Product Platforms. Neurocrine is focusing on research and development programs which utilize its distinct biological and technological competencies. The Company believes certain central nervous system drug targets, such as CRF, CRF-BP, Insulin-like Growth Factor Binding Protein (IGF-BP) and neurosteroids, represent significant market opportunities in psychiatric, neurologic and metabolic disorders. Immunological targets, such as altered peptide ligands, offer product opportunities related to autoimmune diseases. Neurogenomics allows the Company to combine its neuroscience and immunology expertise with new drug discovery technologies to identify novel gene-related product or gene therapy opportunities.

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

     Leverage Strategic Alliances to Enhance Development and Commercialization Capabilities. Neurocrine intends to leverage the development, regulatory and commercialization expertise of its corporate partners to accelerate the development of its potential products, while retaining full or co-promotion rights in North America. The Company intends to further leverage its resources by continuing to enter into strategic alliances and novel financing mechanisms to enhance its internal development and commercialization capabilities. To date, Neurocrine has entered into a strategic alliance with Janssen focusing on CRF receptor antagonists to treat anxiety, depression, and substance abuse; with Novartis to develop altered peptide ligands for the treatment of MS; and with Lilly to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. The Company has also formed NPI, a research and development subsidiary, to finance its Neurosteroid clinical development program for Alzheimer's disease and Neurogenomics programs.

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

              PROGRAM                     INDICATION                STATUS(1)             COMMERCIAL RIGHTS
              -------                     ----------                ---------             -----------------
Corticotropin Releasing Factor
  Receptor Antagonists               Anxiety               Phase I                       Janssen/Neurocrine
                                     Depression            Phase I                       Janssen/Neurocrine
                                     Stroke                Development                   Neurocrine
                                     Substance Abuse       Research                      Janssen/Neurocrine
  Binding Protein Antagonists        Alzheimer's Disease   Development                   Lilly/Neurocrine
                                     Obesity               Development                   Lilly/Neurocrine

Altered Peptide Ligands              Multiple Sclerosis    Phase II                      Novartis/Neurocrine
                                     Type I Diabetes       Preclinical                   Neurocrine

Neurosteroids                        Alzheimer's Disease   Physician-IND Phase II;       Neurocrine/NPI
                                                           Phase II/III

Neurogenomics                        Neurodegenerative     Research                      Neurocrine/NPI
                                     Diseases

---------------
(1) "Research" indicates identification and evaluation of compounds in in vitro and animal models.

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

    "Phase I" indicates that Neurocrine or its collaborative partner is conducting clinical trials to determine safety, the maximally tolerated dose and pharmacokinetics of the compound in healthy volunteers.

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

     Neurocrine is developing a new class of therapeutics that target stress-induced anxiety. In view of the evidence implicating CRF in anxiety-related disorders, Neurocrine is developing small molecule CRF receptor antagonists as anti-anxiety agents which block the effects of overproduction of CRF. The Company believes that these compounds represent a class of molecules based on a novel mechanism of action which may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects. In animal studies used to evaluate anti-anxiety drugs, Neurocrine scientists have demonstrated the efficacy of its lead candidates following oral administration without evidence of apparent side effects. Neurocrine's corporate partner, Janssen, selected a drug candidate in 1996 for preclinical testing and commenced Phase I clinical trials on the drug candidate in late 1997. However, results obtained in animals are not necessarily predictive of results obtained in man, and no assurance can be given that the Company's partner will successfully complete Phase I clinical testing or progress to later clinical trials in a timely manner, or at all.

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

     Neurocrine is developing small molecule therapeutics to block the effects of overproduction of CRF for the treatment of depression. The Company has developed several CRF receptor antagonists. The Company's corporate partner, Janssen, selected a drug candidate in 1996 for preclinical testing and commenced Phase I clinical trials on the drug candidate in late 1997. However, results obtained in animals are not necessarily predictive of results obtained in man, and no assurance can be given that the Company's partner will successfully complete Phase I clinical testing or progress to later clinical trials in a timely manner, or at all.

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

     Neurocrine scientists have found that there are significant decreases in CRF levels in the brain areas that are affected in Alzheimer's disease. In spite of reduced CRF concentrations, CRF-BP levels are not decreased in areas of the brain affected by Alzheimer's disease, thereby providing the Company with a novel target for drug intervention. Consequently, Neurocrine is developing CRF-BP antagonists to displace CRF from the binding protein and effectively increase the amount of "free CRF" available to interact with the CRF receptors. This strategy is expected to selectively raise the concentration of CRF in brain areas involved in learning and memory processes. Because the therapeutic is designed to restore normal levels of CRF only in these areas, the Company believes that the drug will not induce the side effects associated with administering CRF directly, such as anxiety. The Company has identified a number of lead compounds which show efficacy following oral administration in animal models of learning and memory. Efforts are underway to further optimize these molecules. However, no assurance can be given that the Company and its corporate partner will successfully identify suitable candidate compounds for development in a timely manner, or at all.

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

     Preliminary data indicate that CRF may act as a central regulator of both appetite and metabolism. Neurocrine has evaluated CRF-BP antagonists in a genetically mutant strain of obese animals as well as in animal models which were pharmacologically induced to overeat. Treatment with CRF-BP antagonists consistently normalized feeding behavior and weight in both types of models and did so without inducing excess CRF-related side effects such as anxiety. Neurocrine has developed several active series of lead molecules. Medicinal chemistry efforts have resulted in the generation of high-affinity molecules that show efficacy in elevating brain CRF levels. Neurocrine and its corporate partner, Lilly, anticipate selecting lead compounds in 1998 for further development. However, no assurance can be given that the Company and its corporate partner will successfully identify suitable candidate compounds for development in a timely manner, or at all. Further, results obtained in animals are not necessarily predictive of results obtained in humans, and no assurance can be given that the Company will progress to clinical trials or successfully complete clinical trials in a timely manner, if at all.

ALTERED PEPTIDE LIGAND PROGRAM

  Multiple Sclerosis ("MS")

     Multiple sclerosis is a chronic immune mediated disease characterized by recurrent attacks of neurologic dysfunction due to damage in the CNS. The classic clinical features of MS include impaired vision and weakness or paralysis of one or more limbs. Patients develop a slow, steady deterioration of neurologic function over an average duration of approximately 30 years. The cause of MS is unknown but immunologic or infectious factors have been implicated. According to the National Multiple Sclerosis Society, there are an estimated 350,000 cases of multiple sclerosis in the United States and an equal number of patients in Europe with approximately 20,000 new cases diagnosed in the world each year. Currently available treatments for MS offer only limited efficacy. Steroids have been used to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immunosuppressive agents has been tried, but with limited success. Betaseron (a form of beta-interferon) has been shown to delay the onset of flare-ups of the symptoms in approximately 30% of patients and has been approved for marketing by the FDA. In addition, Avonex, a similar form of beta-interferon, has received FDA approval. Clinical trial results show these therapies slowed, but did not prevent, the growth of lesions in the CNS which cause the disease. Patients treated with beta-interferon experience a variety of side effects, including "flu-like" symptoms.

     One of the Company's co-founders, Dr. Lawrence Steinman, identified the dominant invading T-cell in the brains of patients who had died of MS. Dr. Steinman further identified the dominant target or recognition site on the myelin sheath to which invading T-cells bind. Neurocrine has exclusively licensed this technology and has designed altered peptide ligands which resemble native disease-causing molecules of the myelin sheath. These molecules have been altered to attract and bind to disease-causing T-cells and inhibit their destructive capabilities. Neurocrine's altered peptide ligand for the treatment of MS has been shown to reverse disease in animal models of MS and decrease the production of cytokines such as gamma interferon and tumor necrosis factor-alpha which contribute to the disease. These same molecules demonstrate the ability to turn off pathogenic T-cells from MS patients in vitro. Quantities of the Company's drug candidate were produced under cGMP conditions in preparation for a Phase I clinical trial. Together with Novartis, the Company's collaborative partner for this program, Neurocrine filed an IND and received approval in 1996 to commence clinical trials. The Company and its corporate partner have completed Phase I clinical trials and began patient accrual for Phase II randomized clinical trials in the latter half of 1997. However, results obtained in animals or in earlier phases of clinical trials are not necessarily predictive of results obtained in humans, and no assurance can be given that the Company will successfully complete clinical trials in a timely manner, if at all.

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

     Neurocrine is developing altered peptide ligands which target dominant antigens on insulin producing cells to treat type I diabetes. Pre-diabetic patients can now be identified using immune markers of the disease several years before they become insulin dependent. The Company believes that an altered peptide ligand specific for autoimmune T-cells involved in diabetes may stop the destruction of the insulin secreting cells in these pre-diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. The Company believes that this program can leverage the technological expertise the Company has developed in its MS program to discover and design altered peptide ligand therapy useful in treating diabetics and pre-diabetics.

Neurocrine has begun collaborations with a leading diabetes center, the Barbara Davis Center for Childhood Diabetes at the University of Colorado, to study the effects of altered peptide ligands on human T-cells from diabetic patients. A preliminary preclinical candidate was selected in late 1997 and the Company expects to file an IND or a foreign IND equivalent in Canada or Europe in late 1998. However, no assurance can be given that the Company will conclude preclinical testing in a timely manner, or at all.

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

     A double-blind, placebo-controlled, physician-IND Phase II clinical trial of DHEA, was conducted in 1997 with investigators from the Alzheimer's Clinic at the University of California, San Francisco. The trial was designed to determine efficacy as measured by improving memory in mild to moderate Alzheimer's patients. Approximately 60 patients were treated for six months with either an active drug or a placebo. The trial was completed in 1997 and results are expected in mid-1998. The patients in this study will be evaluated to assess the progress of disease and retention of memory. However, no assurance can be given that the results of these clinical trials will be positive, that the Company will begin its own clinical trials in a timely manner (if at all), or that if the results are positive, the Company will be able to duplicate such results in its own Phase II clinical trials.

     The Company has obtained regulatory approval and initiated a multi-center Phase II/III double-blind, placebo-controlled clinical trial of DHEA in Canada, New Zealand, Australia, South Africa and Europe. This trial has been designed to determine efficacy as measured by improving memory in mild to moderate Alzheimer's patients. The study was designed in collaboration with, and will be conducted by, the Consortium of Canadian Centres for Clinical Cognitive Research in 18 Canadian Alzheimer's research centers. The clinical trial plans to evaluate efficacy parameters in 300 patients with a single dose of DHEA vs. placebo administered twice daily. The Company anticipates that this trial will be completed by the end of 1998. However, results obtained in earlier clinical trials are not necessarily predictive of results obtained in later trials, and no assurance can be given that the Company will successfully complete clinical trials in a timely manner, or at all. Even if regulatory approval is granted in Canada, the Company will likely be required to undertake additional clinical testing to obtain regulatory approval from the FDA for sales in the United States.

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

JANSSEN PHARMACEUTICA, N.V.

     On January 1, 1995, Neurocrine entered into a research and development agreement (the "Janssen Agreement") with Janssen to collaborate in the discovery, development and commercialization of CRF receptor antagonists focusing on the treatment of anxiety, depression and substance abuse. The collaboration utilizes Neurocrine's expertise in cloning and characterizing CRF receptor subtypes, CRF pharmacology and medicinal chemistry. Pursuant to the Janssen Agreement, the Company has received $2.0 million in license payments. In connection with the Janssen Agreement, Johnson & Johnson Development Corporation ("JJDC") purchased $5 million of the Company's Common Stock. The collaborative research portion of the Janssen Agreement was completed as scheduled in 1997 with the selection of a clinical candidate and the commencement of clinical trials in Europe. The Company will continue to receive milestone payments and royalties upon the successful continuation of the development portion of the Janssen Agreement. The Company has received $9.7 million in sponsored research payments during the term of the Janssen Agreement, of which $3.7 million was received in 1997.

     Under the Janssen Agreement, Neurocrine is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression, and substance abuse, and up to $9.0 million in milestone payments for other indications, if certain development milestones are achieved. The Company has received $3.3 million of milestone payments through December 31, 1997, of which $1.5 million was received in 1997. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on product sales throughout the world. The Company has certain rights to co-promote such products in North America. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any. There can be no assurance that the Company and its corporate partner will be successful in developing, receiving regulatory approvals or commercializing any potential products discovered under the Janssen Agreement. As a result, there can be no assurance that any product development milestone or royalty payments will be made.

NOVARTIS

     In January 1996, the Company entered into a binding letter agreement with Ciba-Geigy (which subsequently became Novartis) to develop altered peptide ligand therapeutics for the treatment of MS based upon the Company's drug development candidates and expertise in immunology and protein chemistry. In December 1996, the Company and Novartis entered into a definitive agreement (the "Novartis Agreement") incorporating the terms and conditions set forth in the letter agreement and certain other terms and conditions agreed to by the Company and Novartis. Novartis paid the Company a $5 million non-refundable fee prior to executing the Novartis Agreement. In connection with the Novartis Agreement, Novartis purchased $10.0 million of the Company's Common Stock. Pursuant to the Novartis Agreement, Novartis is obligated to provide the Company with $3.5 million in research and development funding, plus certain other program expenses, each year for five years ending on December 31, 2000. In event that no biological license application ("BLA") has been filed as a result of the collaboration by December 31, 2000, then Novartis may be obligated to provide the Company with an additional $2.5 million per year thereafter until a Product License Application is filed, except in certain circumstances. The Company has received a total of $15.7 million in license fees and research funding under the Novartis Agreement (including the $5.0 million non-refundable fee), of which $7.2 million was received in 1997. Neurocrine is also entitled to receive milestone payments if certain research, development and regulatory milestones are achieved. Milestone payments were $3.8 million and $3.0 million for 1997 and 1996, respectively. Novartis has the right to terminate the Novartis Agreement on six months' notice which may be given at any time after December 30, 1997.

     The Company has granted Novartis an exclusive license outside of the United States and Canada to market altered peptide ligand products developed under the Novartis Agreement for multiple sclerosis. The Novartis Agreement provides that the Company and Novartis will collaborate in the marketing of products developed under the Novartis Agreement in the United States and Canada. The Company has the option to discontinue the collaborative marketing effort in the United States and Canada, in which case Novartis will have exclusive marketing rights in such territory. Neurocrine is entitled to receive royalties on product sales.

     Neurocrine is entitled to receive a share of the profits resulting from sales of altered peptide ligand products in North America subject to the recoupment of a portion of Novartis's development costs. Neurocrine retains the right to convert its profit share to the right to receive royalty payments at its sole discretion in which case no repayment of development costs are due to Novartis. Neurocrine is obligated to repay a portion of the development costs of any potential product developed pursuant to the collaboration unless the Company elects to convert to the right to receive royalty payments. There can be no assurance that the Company and Novartis will be successful in developing or commercializing any potential products. As a result, there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

ELI LILLY AND CO.

     On October 15, 1996, Neurocrine entered into a research and license agreement (the "Lilly Agreement") with Lilly to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. Neurocrine has received $10.4 million in research payments under the Lilly Agreement, of which $9.1 million was received in 1997. Neurocrine expects to receive an additional $11.6 million in research payments between January 1, 1998 and October 15, 1999, as well as additional sponsored research payments over the subsequent two-year period if certain milestones are met, and up to an additional $49.0 million in milestone payments for the first two products for dementia or obesity if certain development and regulatory milestones are achieved. The Company has granted Lilly an exclusive worldwide license to manufacture and market CRF binding protein ligand inhibitor products. Lilly is obligated to fund clinical development and marketing expenses (except as set forth below) and is responsible for clinical development, regulatory compliance, and manufacturing of products. Neurocrine is entitled to royalties on product sales. At its option, Neurocrine is entitled to receive a portion of the profits resulting from sales of products for the treatment of dementia in the United States subject to the Company's obligation to pay a portion of the development costs for such product. Lilly has agreed to provide the Company with access to a portion of its chemical compound library for screening against targets outside of the field of the Lilly Agreement and other Lilly program areas, subject to the Company's obligation to pay Lilly royalties on sales of products developed based on compounds in such library and milestone payments based upon certain development and regulatory milestones for such products. There can be no assurance that the Company's research under the Lilly Agreement will be successful in discovering any potential products or that Lilly will be successful in developing, receiving regulatory approvals, or commercializing any potential products that may be discovered.

As a result there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

NEUROSCIENCE PHARMA INC.

     In March 1996, Neurocrine formed Neuroscience Pharma (NPI) Inc. ("NPI"), a research and development company. Neurocrine licensed to NPI certain technology and Canadian marketing rights to the Company's Neurosteroid and Neurogenomics programs in exchange for 49% of the outstanding Common Stock of NPI. A group of Canadian institutional investors have invested approximately $9.5 million in NPI in exchange for Preferred Stock of NPI, which may be exchanged for an aggregate of approximately 1,279,758 shares of Common Stock of the Company. In December 1997, certain of such Canadian institutional investors exercised their right to exchange an aggregate of 610,000 shares of NPI Preferred Stock for warrants exercisable for an aggregate of 600,502 shares of Common Stock of the Company. In December 1997, such Canadian institutional investors exercised the warrants for 600,502 shares of Common Stock of the Company. Pursuant to a Research and Development Agreement with a wholly owned subsidiary of the Company, NPI has committed to expend an aggregate amount of $9.5 million for clinical development of the Neurosteroid program for Alzheimer's disease and for research activities related to the Neurogenomics program. Pursuant to such Research and Development Agreement, NPI is entitled to receive royalties on sales of products developed in these programs as well as exclusive Canadian marketing rights for such products in the event that the Company has not terminated the technology license and the marketing rights or that the investors have not exchanged their NPI Preferred Stock for shares of the Company's Common Stock. In connection with their initial investment in NPI, such investors also received warrants exercisable for 383,875 shares of the Company's Common Stock and are eligible to receive additional warrants in the future in the event that NPI receives certain Canadian government incentives for research activities.

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

     The Company cannot control the amount and timing of resources which its corporate partners devote to the Company's programs or potential products. If any of the Company's corporate partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical testing, clinical development or commercialization of product candidates will be delayed, and the Company will be required to devote additional resources to product development and commercialization, or terminate certain development programs. The Company's strategic alliances with Janssen, Novartis and Lilly are subject to termination by Janssen, Novartis, or Lilly, respectively. There can be no assurance that Janssen, Novartis, or Lilly will not elect to terminate its strategic alliance with the Company prior to its scheduled expiration. In addition, if the Company's corporate partners effect a merger with a third party, there can be no assurance that the strategic alliances will not be terminated or otherwise materially adversely affected. Ciba-Geigy Ltd. recently completed a merger with Sandoz Ltd., another major pharmaceutical company, becoming Novartis. The termination of any current or future strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations. Neurocrine's corporate partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any products or technology developed with corporate partners. These and other possible disagreements between corporate partners and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company has in the past utilized, and intends to continue to utilize, third-party manufacturing for the production of material for use in clinical trials and for the potential commercialization of future products. The Company has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, the Company is solely dependent on contract manufacturers for all production of products for development and commercial purposes. In the event that the Company is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its products as planned. The manufacture of the Company's products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. No assurance can be given that the Company's third-party manufacturers will comply with cGMP regulations or other regulatory requirements now or in the future. The Company's current dependence upon third parties for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to develop and deliver products on a timely and competitive basis.

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

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third-party payors for the Company's products, the market acceptance of these products would be materially adversely affected.

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

     Betaseron and Avonex, similar forms of beta-interferon marketed by Berlex BioSciences and Biogen, Inc., respectively, and Capoxen, a peptide polymer marketed by Teva, have been approved for the marketing in the United States and certain other countries for the treatment of relapsing remitting multiple sclerosis. Tacrine, marketed by Warner-Lambert Co., and Aricept, marketed by Pfizer Inc, have been approved for the treatment of Alzheimer's dementia. Sales of these drugs may reduce the available market for any product developed by the Company for these indications. The Company is developing products for the treatment of anxiety disorders, which will compete with well-established products in the benzodiazepene class, including Valium, marketed by Hoffman-La Roche, Inc., and depression, which will compete with well-established products in the anti-depressant class, including Prozac, marketed by Eli Lilly & Co. Certain technologies under development by other pharmaceutical companies could result in treatments for these and other diseases and disorders being pursued by the Company. For example, a number of companies are conducting research on molecules to block CRF to treat anxiety and depression. Other biotechnology and pharmaceutical companies are developing compounds to treat obesity. In the event that one or more of these products and/or programs are successful, the market for the Company's products may be reduced or eliminated.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company files patent applications both in the United States and in foreign countries, as it deems appropriate, for protection of its proprietary technology and products. As of December 31, 1997, only one patent has been issued to the Company; however, the Company otherwise owns or has received exclusive licenses to four issued patents. The Company owns or has exclusive rights to a total of approximately 120 patent applications pursuant to license agreements with academic and research institutions, including the Beckman Research Institute of the City of Hope, the Salk Institute for Biological Studies, and Leland Stanford Junior University. The Company intends to file additional United States and foreign applications in the future as appropriate.

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

     The Company may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that such products infringe the patent rights of others. At least one patent containing claims covering compositions of matter consisting of certain altered peptide ligand therapeutics for use in modulating the immune response has issued in Europe, and the Company believes that this patent has been licensed to a competitor of the Company. There can be no assurance that a patent containing corresponding claims will not issue in the United States. In addition, there can be no assurance that the claims of the European patent or any corresponding claims of any future United States patents or other foreign patents which may issue will not be infringed by the manufacture, use or sale of any potential altered peptide ligand therapeutics developed by the Company or Novartis. Furthermore, there can be no assurance that the Company or Novartis would prevail in any legal action seeking damages or injunctive relief for infringement of any patent that might issue under such applications or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. Failure to obtain a required license could prevent the Company and Novartis from commercializing any altered peptide ligand products which they may develop.

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

     As is commonplace in the biotechnology industry, the Company employs individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors of the Company. To the extent such Company employees are involved in research areas at the Company which are similar to those areas in which they were involved at their former employer, the Company may be subject to claims that such employees and/or the Company have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management, and which may have a material adverse effect on the Company, even if the Company were successful in defending such claims.

GOVERNMENT REGULATION

     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and in its ongoing research and product development activities. All of the Company's products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. Any failure by the Company or its collaborators or licensees to obtain, or any delay in obtaining or maintaining, regulatory approval could adversely affect the marketing of any products developed by the Company, its ability to receive product or royalty revenues and its liquidity and capital resources.

     Preclinical testing is generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. The results of these studies are submitted to the FDA as a part of an IND, which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process. In Phase I, clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism. In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large-scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate with substantial evidence the efficacy and safety required by the FDA. The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     A physician-IND is an IND that allows a physician to conduct a clinical trial under less rigorous regulatory review standards. A physician-IND clinical trial does not replace the need for Company-sponsored clinical trials, but can provide a preliminary indication as to whether further clinical trials are warranted and may sometimes facilitate the more formal regulatory review process.

     The results of preclinical testing and clinical trials are submitted to the FDA in the form of an NDA or BLA for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis (or at all). If approved, there can be no assurance that such approval will include acceptable labeling to adequately commercialize the product. Similar regulatory procedures must also be complied with in countries outside the United States.

     To date, the Company or its collaborators have submitted two IND applications in the United States and Canada with regard to its product candidates and has commenced clinical trials with regard to two potential products. A physician-IND Phase II clinical trial was initiated in March 1996 with regard to the use of DHEA for the treatment of Alzheimer's disease. However, such clinical trials are not under the full control of the Company. A multi-center Phase II/III clinical trial was initiated in Canada in early 1997 with respect to the same potential product under the regulatory authority of the Canadian HPB. However, a physician-IND clinical trial does not replace the need for Company-sponsored clinical trials. Even if Canadian regulatory approval is obtained, the Company will be required to undertake additional clinical testing to obtain FDA regulatory approval in the United States. No assurance can be given that the Company will be able to obtain FDA or other governmental regulatory approval for any products.

     In late 1997, the Company's corporate partner, Janssen, initiated Phase I clinical trials on a CRF receptor antagonist for anxiety and depression, representing the Company's first CRF product to enter clinical trials. However, results obtained in animals are not necessarily predictive of results obtained in man, and no assurance can be given that the Company's partner will successfully complete Phase I clinical testing or progress to later clinical trials in a timely manner, or at all.

     The results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials, and there can be no assurance that clinical trials conducted by the Company or its corporate partners will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products or marketable indications. In addition, late stage clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If the Company's drug candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company is required to conduct its research activities in compliance with good laboratory practice regulations enforced by FDA. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation which might result from future legislation or administrative action cannot be predicted accurately.

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

     Stephen M. Hedrick, Ph.D., is Professor and Chairman of Cell Biology at the University of California, San Diego. Dr. Hedrick is an expert in T-cell immunology and co-discovered the first T-cell receptor genes and identified the regions responsible for antigen binding. He is an editor for the Journal of Immunology.

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

EMPLOYEES

     As of December 31, 1997, the Company had 108 employees, consisting of 92 full-time and 16 part-time employees. Of the full-time employees, 39 hold Ph.D., M.D., or equivalent degrees. None of the Company's employees are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and a significant number of consultants to assist the Company in formulating its research and development strategy.

ITEM 2. PROPERTIES

     The Company leases approximately 48,000 square feet of corporate and laboratory facilities at 3050 Science Park Road, San Diego, California. The lease extends through 2006. The Company has sublet 19,000 square feet of this facility to a third party for up to four years. The Company has also leased an additional 2,000 square-foot animal facility for a term of two years. The Company believes that its facilities will be adequate to meet its research and development needs through 1998.

     In May 1997, the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. The Company sold one parcel to a third party in 1997, but expects to repurchase the land and lease the parcel to Science Park Center LLC, a California limited liability company (the "LLC"), of which the Company owns a minority interest. The LLC will construct an expanded laboratory and office complex which will be leased by the Company under a 15 year operating lease. The Company has the option to purchase the facility at any time during the lease at a predetermined price. The remaining parcel will be held by the Company until such time as the Company's growth requires additional expansion.

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

                                                             HIGH        LOW
                     FISCAL YEAR 1997                        ----        ---
4th Quarter................................................   11 7/8       7 1/2
3rd Quarter................................................   10 3/4       7 7/8
2nd Quarter................................................   10 1/2       7
1st Quarter................................................   13 1/4       8 5/8

                     FISCAL YEAR 1996
4th Quarter................................................   13           9 1/4
3rd Quarter................................................   12 3/8       6 1/2
2nd Quarter (from May 23, 1996)............................   13 1/4       8 1/8

     As of February 28, 1998, there were approximately 234 holders of record of Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the Financial Statements of the Company, which have been audited by Ernst & Young LLP. The information presented below should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-K. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

     The following tables set forth certain financial data with respect to the Company (in thousands, except net income (loss) per share). The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                       YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                         1997        1996        1995        1994       1993
                                        -------    --------    --------    --------    -------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Sponsored research..................  $11,250    $  7,344    $  3,000    $     --    $    --
  License fees........................       --       5,000       2,000          --         --
  Milestones..........................   10,250       4,000         750          --         --
  Other revenues......................    4,644       2,872         356         162         --
                                        -------    --------    --------    --------    -------
          Total revenues..............   26,144      19,216       6,106         162         --
Operating expenses:
  Research and development............   19,888      12,569       7,740       6,231      2,804
  General and administrative..........    5,664       3,697       2,728       2,223      1,550
                                        -------    --------    --------    --------    -------
          Total operating expenses....   25,552      16,266      10,468       8,454      4,354
Income (loss) from operations.........      592       2,950      (4,362)     (8,292)    (4,354)
Interest income, net..................    3,931       2,598         839         627        118
Other income (expense)................      818         574         177         (41)        --
                                        -------    --------    --------    --------    -------
Net income (loss) before income
  taxes...............................    5,341       6,122      (3,346)     (7,706)    (4,236)
Income taxes..........................      214         248          --          --         --
                                        -------    --------    --------    --------    -------
Net income (loss).....................  $ 5,127    $  5,874    $ (3,346)   $ (7,706)   $(4,236)
Earnings (loss) per share:
  Basic...............................  $  0.30    $   0.39    $  (0.29)   $  (0.70)   $ (0.69)
  Diluted.............................  $  0.28    $   0.36    $  (0.29)   $  (0.70)   $ (0.69)
Shares used in calculation of earnings
  (loss) per share
  Basic...............................   16,930      14,971      11,684      10,933      6,123
  Diluted.............................   18,184      16,127      11,684      10,933      6,123
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments*........................  $75,092    $ 69,920    $ 18,696    $ 18,228    $21,639
          Total assets................   91,903      77,957      24,012      22,344     24,436
Long-term debt........................      722         847       1,631       1,733        758
Accumulated deficit...................   (4,895)    (10,022)    (15,895)    (12,549)    (4,843)
          Total stockholders'
            equity....................   83,152      72,767      19,225      18,743     22,137

---------------
* Excludes funds held by NPI, which is available to fund certain of the Company's research and development activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") contains forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, and financial results and operations. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth below, and those outlined in "Item
1 -- Business" above.

OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues are expected to come from its strategic alliances for the next several years.

     Results of Operations. Revenues increased to $26.1 million in 1997 compared with $19.2 million in 1996 and $6.1 million in 1995. These increases were primarily due to increased sponsored research, license fees, and milestone revenues recognized under the Janssen, Novartis, and Eli Lilly collaborations.

     Research and development expenses increased to $19.9 million in 1997 compared with $12.6 million in 1996 and $7.7 million in 1995. These increases reflect continued additions to scientific personnel and related support expenditures as the Company increased its research, development, and clinical activities primarily in the CRF and Altered Peptide Ligand programs and the recognition of $1.1 million of research and development expenses related to the Company's minority owned investee, NPI.

     General and administrative expenses increased to $5.7 million in 1997 compared with $3.7 million in 1996 and $2.7 million in 1995. These increases reflect the additional administrative staff required to support increased research, development and clinical activities, increased facility expenses, increased patent costs and expanded business development activities.

     Interest income increased to $4.1 million in 1997 compared with $2.9 million in 1996 and $1.1 million in 1995. These increases were due to increased investment income attributable to increased cash and short-term investments purchased with proceeds from the Company's prior financings and corporate collaborators.

     Net income decreased to $5.1 million or $0.30 per share ($0.28 assuming dilution) in 1997 compared with net income of $5.9 million or $0.39 per share ($0.36 assuming dilution) for 1996 and increased compared to a net loss of $3.3 million or $0.29 per share in 1995. The decrease in net income from 1996 to 1997 was primarily due to increased research and development expenditures. The increase in net income from 1995 to 1996 was primarily attributable to increased revenues earned under the Company's collaborations. Neurocrine has incurred a cumulative deficit of approximately $4.9 million as of December 31, 1997 and expects to incur additional operating losses in the future which are potentially greater than losses in prior years.

     Liquidity and Capital Resources. At December 31, 1997 the Company's cash, cash equivalents, and short-term investments totaled $75.1 million. The Company invests its excess cash primarily in investment grade debt instruments, marketable debt securities of U.S. government agencies, and high grade commercial paper. Management has established guidelines relative to diversification and maturities that maintain safety and liquidity. The primary market risk associated with such investments is vulnerability to changes in short-term and long-term U.S. prime interest rates. See "Notes to Financial Statements -- Notes 1 and 2" below for further information regarding the Company's investments.

     Net cash provided by operating activities in 1997 increased to $11.0 million compared with $6.7 million in 1996 and net cash used of $2.4 million in 1995. The 1997 and 1996 increase in cash provided by operating activities and the 1995 decline in cash used in operating activities was primarily the result of the timing of cash receipts under the Janssen, Novartis and Eli-Lilly collaborations.

     Net cash used in investing activities was $7.2 million in 1997 compared with $48.6 million used in 1996 and $933,000 provided by investing activities in 1995. The cash used in investing activities in 1997 and 1996 resulted from the purchase of short-term investments with proceeds from the Company's prior financings and the sale of Common Stock to corporate collaborators. The cash provided by investing activities in 1995 resulted from the timing differences of various investment purchases and sales/maturities, in addition to the fluctuations in the Company's portfolio mix between cash and cash equivalent and short-term investment holdings.

     Net cash provided by financing activities was $659,000 in 1997 compared with $46.8 million in 1996 and $3.2 million in 1995. The cash provided in 1997 resulted from issuances of Common Stock upon the exercises of stock options and warrants and proceeds from a note payable used to finance the purchase of land. The 1997 decrease resulted from the decline in outside equity financings during this period. The 1996 increase resulted from proceeds received from the Company's initial public offering and the sale of Common Stock to corporate collaborators in May 1996.

     Neurocrine has primarily financed its operations through proceeds from the sale of Common Stock in various private and public offerings as well as to corporate collaborators.

     In February 1995, the Company entered into a three year collaborative research and development agreement with Janssen for the development of CRF receptor antagonists for the treatment of anxiety, depression and substance abuse. Janssen paid the Company $3.7 million in 1997 and $3.0 million in 1996 for sponsored research. Milestone payments totaled $1.5 million and $1.0 million for 1997 and 1996, respectively. The collaborative research portion of the agreement was completed as scheduled in 1997 with the selection of a clinical candidate and the commencement of clinical trials in Europe. The Company may continue to receive milestone payments and royalties upon the successful continuation of the development portion of the agreement.

     In January 1996, the Company entered into an agreement with Novartis to develop altered peptide ligands for the treatment of multiple sclerosis. Novartis paid the Company $7.2 million in 1997 and $8.5 million in 1996 for license fees and research funding. Milestone payments were $3.8 million and $3.0 million for 1997 and 1996, respectively.

     In March 1996, the Company participated in the formation of a research and development company, Neuroscience Pharma, Inc. (NPI), with a group of Canadian investors.

     In October 1996, the Company entered into a Collaborative Research Agreement with Eli Lilly and Company to discover and develop corticotropin releasing factor (CRF) -- binding protein ligand inhibitors for the treatment of central-nervous system disorders, including obesity and dementia, such as that associated with Alzheimer's disease. Lilly paid the Company $4.1 million in 1997 and $1.3 million in 1996 for research. Milestone payments totaled $5.0 million in 1997.

     In May 1997, the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. The Company sold one parcel to a third party in 1997, but expects to repurchase the land and lease the parcel to Science Park Center LLC, a California limited liability company (the "LLC"), of which the Company owns a minority interest. The LLC will construct an expanded laboratory and office complex which will be leased by the Company under a 15 year operating lease. The Company has the option to purchase the facility at any time during the lease at a predetermined price. The remaining parcel will be held by the Company until such time as the Company's growth requires additional expansion.

     In December 1997, the Company issued 600,502 shares of Common Stock upon the exercise of warrants by certain of the original investors in NPI.

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

     Year 2000 Compliance. The Company has implemented systems and software infrastructures which are Year 2000 compliant. Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurance that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors that it does business with currently, and in the future, will have systems that are Year 2000 compliant. The Company's operations could be affected to the extent that the firms and vendors would be unable to provide services and ship products. However, management does not believe that Year 2000 changes will have a material impact on its business, financial condition or results of operations.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc., as well as the preceding sections of this Annual Report on Form 10-K, contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty and profit-sharing payments, the anticipated dates of commencement of selection of development candidates and the commencement of clinical trials, the successful continuation of the Company's research and development programs and the potential development of future products, the period of time the Company's existing capital resources will meet its funding requirements, and the Company's financial results and operations. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those outlined in "Item
1 -- Business" above. The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development activities, including uncertainties associated with the successful continuation of the Company's strategic collaborations, uncertainties associated with the successful accomplishment of milestones pursuant to these collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with obtaining and enforcing its patents and with patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties, and uncertainties associated with dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.
    1. List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Ernst & Young LLP, Independent Accountants, are included in this report:

       Report of Ernst & Young LLP, Independent Auditors
       Balance Sheet as of December 31, 1997 and 1996
       Statement of Operations for the years ended December 31, 1997, 1996 and 1995
       Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995
       Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995
       Notes to Financial Statements

     2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

     3. List of Exhibits Required by Item 601 of Regulation S-K. See part (c) below.

(b)Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
3.1      Restated Certificate of Incorporation.(1)
3.2      Bylaws.(1)
3.3      Certificate of Amendment of Bylaws.
4.1      Form of Lock-Up Agreement.(1)
4.2      Form of Common Stock Certificate.(1)
4.3      Form of warrant issued to existing warrant holders.(1)
4.4      Form of Series A warrant issued in connection with the
         execution by the Company of the Unit Purchase Agreement (see below).(1)
4.5      New Registration Rights Agreement dated March 29, 1996 among the Company and the investors signatory thereto.(1)
4.6      Letter of Intent between Northwest NeuroLogic, Inc. and the
         Company dated February 27, 1998.(2)
10.1     Purchase and Sale Agreement and Escrow Instructions between
         MS Vickers II, LLC and the Company dated February 13,
         1997.(3)
10.2     1992 Incentive Stock Plan, as amended.
10.3     1996 Employee Stock Purchase Plan.(1)
10.4     1996 Director Stock Option Plan and form of stock option
         agreement.(1)
10.5     Form of Director and Officer Indemnification Agreement.(1)
10.6     Employment Agreement dated March 1, 1997, between the
         Registrant and Gary A. Lyons, as amended.(4)
10.7     Employment Agreement dated March 1, 1997, between the
         Registrant and Errol B. De Souza, Ph.D.(4)
10.8     Employment Agreement dated March 1, 1997, between the
         Registrant and Paul W. Hawran.(4)
10.9     Employment Agreement dated March 1, 1997, between the
         Registrant and Stephen Marcus, M.D.
10.10    Consulting Agreement dated September 25, 1992, between the
         Registrant and Wylie A. Vale, Ph.D.(1)
10.11    Consulting Agreement effective as of January 1, 1992,
         between the Registrant and Lawrence J. Steinman, M.D.(1)
10.12    Lease Agreement dated June 1, 1993, between the Registrant and Hartford Accident and Indemnity Company, as amended.(1)
10.13    Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the treatment of nervous system degeneration and Alzheimer's disease.(1)
10.14    Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the use of Pregnenolone for the enhancement of memory.(1)
10.15    License Agreement dated May 20, 1992, by and between The
         Salk Institute for Biological Studies and the Registrant.(1)
10.16    License Agreement dated July 17, 1992, by and between The
         Salk Institute for Biological Studies and the Registrant.(1)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.17    License Agreement dated November 16, 1993, by and between
         The Salk Institute for Biological Studies and the
         Registrant.(1)
10.18    License Agreement dated October 19, 1992, by and between The
         Board of Trustees of the Leland Stanford Junior University
         and the Registrant.(1)
10.19    Agreement dated January 1, 1995, by and between the
         Registrant and Janssen Pharmaceutica, N.V.(1)
10.20    Letter Agreement dated January 19, 1996, by and between the
         Registrant and Ciba-Geigy Limited.(1)
10.21+   Unit Purchase Agreement dated March 29, 1996, by and between
         Neuroscience Pharma (NPI) Inc., the Registrant and the
         investors signatory thereto.(1)
10.22+   Exchange Agreement dated March 29, 1996, by and between
         Neurocrine Biosciences (Canada) Inc., the Registrant and the
         investors signatory thereto.(1)
10.23+   Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada) Inc. and
         Neuroscience Pharma (NPI) Inc.(1)
10.24+   Intellectual Property and License Grants Agreement dated
         March 29, 1996, by and between the Registrant and Neurocrine
         Biosciences (Canada) Inc.(1)
10.25+   Development and Commercialization Agreement dated December
         20, 1996, by and between Ciba-Geigy Ltd. and the
         Registrant.(5)
10.26+   Letter and Purchase Order dated June 7, 1996, by and between
         Ciba-Geigy and the Registrant.(5)
10.27    Third Lease Amendment dated June 6, 1996, by and between
         Talcott Realty I Limited Partnership and the Registrant.(5)
10.28+   Research and License Agreement dated October 15, 1996,
         between the Registrant and Eli Lilly and Company.(5)
10.29+   Lease between Science Park Center LLC and the Company.(6)
10.30+   Option Agreement between Science Park Center LLC (Optionor)
         and the Company (Optionee).(6)
10.31+   Construction Loan Agreement.(6)
10.32    Secured Promissory Note.(6)
10.33+   Operating Agreement for Science Park Center LLC.(6)
10.34    Information and Registration Rights Agreement dated
         September 15, 1992, as amended to date.(1)
10.35    Form of incentive stock option agreement and nonstatutory
         stock option agreement for use in connection with 1992
         Incentive Stock Plan.(1)
21       Subsidiaries of the Company.
23       Consent of Ernst & Young LLP, Independent Auditors.
24       Power of Attorney (reference is made to the following page of this Form 10-K).
27.1     Financial Data Schedule for the fiscal year ended December
         31, 1997.
27.2     Financial Data Schedule for the fiscal year ended December
         31, 1996.

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-03172).

(2) Incorporated by reference to the Company's Report on Form 8-K filed on March 13, 1998.

(3) Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q filed on August 15, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 1997.

(5) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996, as amended.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 1997.

 * Confidential treatment has been requested with respect to certain portions of the exhibit.

 + Confidential treatment has been granted with respect to certain portions of the exhibit.

(d) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEUROCRINE BIOSCIENCES, INC.,
                                          a Delaware Corporation

                                          By:       /s/ GARY A. LYONS

                                            ------------------------------------
                                                       Gary A. Lyons
                                               President and Chief Executive
                                                           Officer

Date: March 31, 1998

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gary A. Lyons and Paul W. Hawran, jointly and severally his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                           DATE
              ---------                                    -----                           ----

          /s/ GARY A. LYONS            President, Chief Executive Officer and         March 31, 1998
------------------------------------   Director (Principal Executive Officer)
            Gary A. Lyons

         /s/ PAUL W. HAWRAN            Chief Financial Officer (Principal Financial   March 31, 1998
------------------------------------   and Accounting Officer)
           Paul W. Hawran

      /s/ HARRY F. HIXSON, JR.         Chairman of the Board of Directors             March 31, 1998
------------------------------------
        Harry F. Hixson, Jr.

        /s/ DAVID E. ROBINSON          Director                                       March 31, 1998
------------------------------------
          David E. Robinson

        /s/ JOSEPH A. MOLLICA          Director                                       March 31, 1998
------------------------------------
          Joseph A. Mollica

        /s/ ERROL B. DESOUZA           Executive Vice President, Research and         March 31, 1998
------------------------------------   Development and Director
          Errol B. DeSouza

          /s/ WYLIE W. VALE            Director                                       March 31, 1998
------------------------------------
            Wylie W. Vale

                          NEUROCRINE BIOSCIENCES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   32
Balance Sheet...............................................   33
Statement of Operations.....................................   34
Statement of Stockholders' Equity...........................   35
Statement of Cash Flows.....................................   36
Notes to Financial Statements...............................   37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

     We have audited the accompanying balance sheet of Neurocrine Biosciences, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurocrine Biosciences, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
                                          --------------------------------------
                                          ERNST & YOUNG LLP
San Diego, California
February 3, 1998,
except for Note 10,
for which the date is
February 27, 1998

                          NEUROCRINE BIOSCIENCES, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Current assets
Cash and cash equivalents...................................  $ 15,771,099    $ 11,325,361
  Short-term investments, available for sale................    59,321,095      58,594,853
  Receivable under collaborative agreements.................       193,784       1,329,513
  Other current assets......................................     1,091,653         840,962
                                                              ------------    ------------
          Total current assets..............................    76,377,631      72,090,689
Property and equipment, net.................................     8,846,179       3,546,420
Licensed technology and patent application costs, net.......     1,185,384       1,443,403
Investment in NPI...........................................     3,343,740              --
Other assets................................................     2,150,451         876,070
                                                              ------------    ------------
          Total assets......................................  $ 91,903,385    $ 77,956,582
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  1,822,173    $    800,157
  Accrued liabilities.......................................     2,756,352       1,564,889
  Deferred revenue..........................................     1,918,750         918,750
  Current portion of long-term debt.........................       872,595         783,718
                                                              ------------    ------------
          Total current liabilities.........................     7,369,870       4,067,514
Long-term debt..............................................       721,894         846,744
Deferred rent...............................................       659,146         275,356
Commitments
Stockholders' equity
  Preferred Stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding...........            --              --
  Common Stock, no par value: authorized
     shares -- 100,000,000 issued and outstanding
     shares -- 17,686,802 in 1997 and 16,776,614 in 1996....    88,604,106      83,251,404
  Deferred compensation.....................................      (439,582)       (377,057)
  Notes receivable from stockholders........................      (119,848)       (127,704)
  Unrealized gains on short-term investments................         2,500          41,870
  Accumulated deficit.......................................    (4,894,701)    (10,021,545)
                                                              ------------    ------------
          Total stockholders' equity........................    83,152,475      72,766,968
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 91,903,385    $ 77,956,582
                                                              ============    ============

                            See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.

                            STATEMENT OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                         ----        -----------    -----------
Revenues:
  Sponsored research................................  $11,250,000    $ 7,343,750    $ 3,000,000
  License fees......................................           --      5,000,000      2,000,000
  Milestones........................................   10,250,000      4,000,000        750,000
  Other revenues....................................    4,643,616      2,871,912        355,750
                                                      -----------    -----------    -----------
          Total revenues............................   26,143,616     19,215,662      6,105,750
Operating expenses:
  Research and development..........................   19,887,917     12,569,114      7,740,128
  General and administrative........................    5,663,580      3,696,515      2,728,342
                                                      -----------    -----------    -----------
          Total operating expenses..................   25,551,497     16,265,629     10,468,470
Income (loss) from operations.......................      592,119      2,950,033     (4,362,720)
Interest income.....................................    4,083,552      2,870,407      1,137,004
Interest expense....................................     (152,817)      (272,464)      (297,675)
Other income........................................      818,078        573,627        177,001
                                                      -----------    -----------    -----------
Income (loss) before income taxes...................    5,340,932      6,121,603     (3,346,390)
Income taxes........................................      214,088        247,683             --
                                                      -----------    -----------    -----------
Net income (loss)...................................  $ 5,126,844    $ 5,873,920    $(3,346,390)
                                                      ===========    ===========    ===========
Earnings (loss) per common share
  Basic.............................................  $      0.30    $      0.39    $     (0.29)
  Diluted...........................................  $      0.28    $      0.36    $     (0.29)
Shares used in the calculation of earnings (loss)
  per share
  Basic.............................................   16,929,925     14,970,734     11,683,877
  Diluted...........................................   18,184,458     16,127,034     11,683,877

                            See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                       UNREALIZED
                                                                                          GAINS
                                                                           NOTES        (LOSSES)
                                                                         RECEIVABLE        ON                           TOTAL
                                                           DEFERRED         FROM       SHORT-TERM    ACCUMULATED    STOCKHOLDERS'
                                 SHARES      AMOUNT      COMPENSATION   STOCKHOLDERS   INVESTMENTS     DEFICIT         EQUITY
                               ----------  -----------   ------------   ------------   -----------   ------------   -------------
Balance at December 31,
  1994.......................  11,059,426  $31,463,666    $      --      $(148,263)     $(23,535)    $(12,549,075)   $18,742,793
Issuance of Common Stock for
  cash.......................     659,635    3,730,000           --             --            --               --      3,730,000
Issuances of Common Stock for
  services...................       4,040       20,200           --             --            --               --         20,200
Payment on notes
  receivable.................          --           --           --         10,086            --               --         10,086
Deferred compensation related
  to grant of stock
  options....................          --      384,075     (384,075)            --            --               --             --
Amortization of deferred
  compensation...............          --           --       41,396             --            --               --         41,396
Unrealized gains on
  short-term investments.....          --           --           --             --        26,854               --         26,854
Net loss.....................          --           --           --             --            --       (3,346,390)    (3,346,390)
                               ----------  -----------    ---------      ---------      --------     ------------    -----------
Balance at December 31,
  1995.......................  11,723,101   35,597,941     (342,679)      (138,177)        3,319      (15,895,465)    19,224,939
Issuance of Common Stock for
  cash.......................   5,053,513   47,539,591           --             --            --               --     47,539,591
Payments on notes
  receivable.................          --           --           --         10,473            --               --         10,473
Deferred compensation related
  to grant of stock
  options....................          --      113,872     (113,872)            --            --               --             --
Amortization of deferred
  compensation...............          --           --       79,494             --            --               --         79,494
Unrealized gains on
  short-term investments.....          --           --           --             --        38,551               --         38,551
Net income...................          --           --           --             --            --        5,873,920      5,873,920
                               ----------  -----------    ---------      ---------      --------     ------------    -----------
Balance at December 31,
  1996.......................  16,776,614   83,251,404     (377,057)      (127,704)       41,870      (10,021,545)    72,766,968
Issuance of Common Stock for
  warrants...................     182,467       59,250           --             --            --               --         59,250
Issuance of Common Stock for
  stock options..............     105,686      453,301           --             --            --               --        453,301
Issuance of Common Stock
  under the Employee Stock
  Purchase Plan..............      21,533      174,411           --             --            --               --        174,411
Issuance of Common Stock in
  exchange for investment in
  NPI........................     600,502    4,473,740           --             --            --               --      4,473,740
Payments on notes
  receivable.................          --           --           --          7,856            --               --          7,856
Deferred compensation related
  to grant of stock
  options....................          --      192,000     (192,000)            --            --               --             --
Amortization of deferred
  compensation...............          --           --      129,475             --            --               --        129,475
Unrealized losses on
  short-term investments.....          --           --           --             --       (39,370)              --        (39,370)
Net income...................          --           --           --             --            --        5,126,844      5,126,844
                               ----------  -----------    ---------      ---------      --------     ------------    -----------
Balance at December 31,
  1997.......................  17,686,802  $88,604,106    $(439,582)     $(119,848)     $  2,500     $ (4,894,701)   $83,152,475
                               ==========  ===========    =========      =========      ========     ============    ===========

                            See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.

                            STATEMENT OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                      1997             1996            1995
                                                  -------------    ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)...............................  $   5,126,844    $  5,873,920    $ (3,346,390)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization.................      1,322,231         980,833         715,398
  Research and development expense related to
     NPI........................................      1,130,000              --              --
  Deferred revenue..............................      1,000,000         418,750         500,000
  Deferred rent.................................        383,790          61,431         213,925
  Compensation expense recognized for stock
     options....................................        129,475          79,494          41,396
  Common Stock issued for technology............             --              --          20,200
  Write-off of licensed technology and patent
     costs......................................         75,762              --              --
  Loss on sale of assets........................             --          25,370              --
  Change in operating assets and liabilities:
     Receivable under collaborative
       agreements...............................      1,135,729        (329,513)     (1,000,000)
     Other current assets.......................       (250,691)       (606,628)         67,797
     Other assets...............................     (1,274,381)       (486,774)          9,516
     Accounts payable and accrued liabilities...      2,213,479         664,876         356,429
                                                  -------------    ------------    ------------
Net cash flows provided by (used in) operating
  activities....................................     10,992,238       6,681,759      (2,421,729)
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of short-term investments.............   (113,080,238)    (85,171,207)    (17,854,139)
Sales/maturities of short-term investments......    112,314,626      38,918,365      19,098,351
Purchase of licensed technology and patent
  application costs, net........................             --        (663,796)       (263,261)
Purchases of property and equipment, net........     (6,439,733)     (1,640,337)        (47,657)
                                                  -------------    ------------    ------------
Net cash flows (used in) provided by investing
  activities....................................     (7,205,345)    (48,556,975)        933,294
CASH FLOW FROM FINANCING ACTIVITIES:
Issuance of Common Stock, net...................        686,962      47,539,591       3,730,000
Principal payments on obligations under capital
  leases........................................       (782,763)       (742,236)       (574,954)
Proceeds from note payable......................        746,790              --              --
Payments received on notes receivable from
  stockholders..................................          7,856          10,473          10,086
                                                  -------------    ------------    ------------
Net cash flows provided by financing
  activities....................................        658,845      46,807,828       3,165,132
                                                  -------------    ------------    ------------
Net increase in cash and cash equivalents.......      4,445,738       4,932,612       1,676,697
Cash and cash equivalents at beginning of
  year..........................................     11,325,361       6,392,749       4,716,052
                                                  -------------    ------------    ------------
Cash and cash equivalents at end of the year....  $  15,771,099    $ 11,325,361    $  6,392,749
                                                  =============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Interest paid.................................  $     152,817    $    272,464    $    298,332
                                                  =============    ============    ============
  Taxes paid....................................  $     250,000    $     40,000    $         --
                                                  =============    ============    ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
Furniture and equipment financed with
  obligations under capital leases..............  $          --    $         --    $    689,791
                                                  =============    ============    ============

                             See accompanying notes

                          NEUROCRINE BIOSCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

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

     Short-Term Investments Available-for-Sale: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities," short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     The Company invests its excess cash primarily in investment grade debt instruments, marketable debt securities of U.S. government agencies, and high grade commercial paper. Management has established guidelines relative to diversification and maturities that maintain safety and liquidity.

     Property and Equipment: Furniture, equipment and leasehold improvements are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, ranging from five to seven years, using the straight-line method.

     Licensed Technology and Patent Application Costs: Licensed technology consists of exclusive, worldwide, perpetual licenses to patents related to the Company's platform technology which are capitalized at cost and amortized over periods of 7 to 11 years.

     Asset Impairment: The Company accounts for its Long-Lived Assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". There were no material adjustments to the carrying values of these assets during 1997 and 1996.

     Research and Development Revenue and Expenses: Revenue under strategic alliances is recognized over the term of the agreement. Advance payments received in excess of amounts earned are classified as deferred revenue and recognized as income in the period earned. Research and development costs are expensed as incurred.

     Stock-Based Compensation: The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. The alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. As a result, deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Such deferred compensation is amortized over the vesting period of the options. Compensation expense recognized during the years ended December 31, 1997, 1996 and 1995 was $129,475, $79,494 and $41,396, respectively.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

     Earnings Per Share: In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (Statement No. 128). Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock.

     Comprehensive Income and Segment Information: In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Segment Information". Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss will be materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of the standard will have a material impact on the Company's financial statements.

     Reliance on Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

 2. SHORT-TERM INVESTMENTS

     The following is a summary of short-term investments classified as available-for-sale securities:

                                             DECEMBER 31, 1997                       DECEMBER 31, 1996
                            ---------------------------------------------------   ------------------------
                                            GROSS        GROSS       ESTIMATED                    GROSS
                             AMORTIZED    UNREALIZED   UNREALIZED      FAIR        AMORTIZED    UNREALIZED
                               COST         GAINS        LOSSES        VALUE         COST         GAINS
                            -----------   ----------   ----------   -----------   -----------   ----------
US Government
  securities..............  $11,974,539    $54,201      $     --    $12,028,740   $ 7,973,645    $ 24,706
Certificates of deposit...      246,639         --            --        246,639       484,022          --
Commercial paper..........    9,850,123         --            --      9,850,123     3,972,292          --
Corporate debt
  securities..............   37,143,192      3,590       (59,779)    37,087,003    46,123,024      80,288
Other.....................      104,102      4,488            --        108,590            --          --
                            -----------    -------      --------    -----------   -----------    --------
    Total debt
      securities..........  $59,318,595    $62,279      $(59,779)   $59,321,095   $58,552,983    $104,994
                            ===========    =======      ========    ===========   ===========    ========

                               DECEMBER 31, 1996
                            ------------------------
                              GROSS       ESTIMATED
                            UNREALIZED      FAIR
                              LOSSES        VALUE
                            ----------   -----------
US Government
  securities..............   $(26,388)   $ 7,971,963
Certificates of deposit...         --        484,022
Commercial paper..........         --      3,972,292
Corporate debt
  securities..............    (36,736)    46,166,576
Other.....................         --             --
                             --------    -----------
    Total debt
      securities..........   $(63,124)   $58,594,853
                             ========    ===========

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

     Gross realized gains and losses were not material for any of the reported periods. The amortized cost and estimated fair value of debt securities by contractual maturity, are shown below.

                                                     AMORTIZED      ESTIMATED
                                                       COST        FAIR VALUE
               AT DECEMBER 31, 1997                 -----------    -----------
Due in one year or less...........................  $16,181,291    $16,206,592
Due after one year through five years.............   43,137,304     43,114,503
                                                    -----------    -----------
                                                    $59,318,595    $59,321,095
                                                    ===========    ===========

 3. BALANCE SHEET DETAILS

     Other current assets at December 31, 1997 and 1996, consist of the following:

                                                          1997         1996
                                                       ----------    --------
Interest income receivable...........................  $  779,056    $381,947
Other................................................     312,597     459,015
                                                       ----------    --------
                                                       $1,091,653    $840,962
                                                       ==========    ========

     Property and equipment at December 31, 1997 and 1996, consist of the following:

                                                       1997           1996
                                                    -----------    -----------
Furniture and fixtures............................  $ 1,204,534    $ 1,123,956
Equipment.........................................    4,955,553      3,738,213
Land..............................................    4,985,314             --
Leasehold improvements............................      717,094        646,939
                                                    -----------    -----------
                                                     11,862,495      5,509,108
Less accumulated depreciation and amortization....   (3,016,316)    (1,962,688)
                                                    -----------    -----------
Net property and equipment........................  $ 8,846,179    $ 3,546,420
                                                    ===========    ===========

     Accrued liabilities at December 31, 1997 and 1996 consist of the following:

                                                         1997          1996
                                                      ----------    ----------
Accrued employee benefits...........................  $1,510,476    $  414,971
Accrued professional fees...........................     470,847       143,407
Accrued clinical trial costs........................     300,000       256,141
Income taxes payable................................     195,199       206,883
Other accrued liabilities...........................     279,830       543,487
                                                      ----------    ----------
                                                      $2,756,352    $1,564,889
                                                      ==========    ==========

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

     Long-term debt at December 31, 1997 and 1996 consist of the following:

                                                           1997        1996
                                                         --------    --------
Current portion of debt:
  Note payable to bank.................................  $149,358    $     --
  Obligations under capital leases.....................   723,237     783,718
                                                         --------    --------
                                                         $872,595    $783,718
                                                         --------    --------
Long-term portion of debt:
  Note payable to bank.................................  $597,432    $     --
  Obligations under capital leases.....................   124,462     846,744
                                                         --------    --------
                                                         $721,894    $846,744
                                                         ========    ========

     During 1997 the Company partially financed the purchase of land under a 5 year note payable for approximately $747,000, which bears interest at a floating rate of prime plus one quarter percent (8.75% at December 31, 1997). The note is repayable in equal monthly installments beginning February 1998.

 4. COMMITMENTS

     Leases: The Company leases its corporate and laboratory facilities under an operating lease which expires in June 2006. Rent expense and sublease rental revenue was approximately $2,139,000, $1,298,000, $798,000 and $917,000,
$598,000, $177,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     Furniture and equipment under capital leases were approximately $3,287,000 and $3,368,000 at December 31, 1997 and 1996, respectively. Accumulated depreciation of furniture and equipment under capital leases totaled approximately $2,226,000 and $1,679,000 at December 31, 1997 and 1996,
respectively.

     Future minimum payments at December 31, 1997 are as follows:

                                      CAPITAL      OPERATING
                                       LEASES       LEASES
                                      --------    -----------
1998................................  $758,411    $ 2,276,327
1999................................   129,239      3,698,216
2000................................        --      3,832,587
2001................................        --      3,971,926
2002................................        --      4,116,419
Thereafter..........................        --     44,927,206
                                      --------    -----------
          Total minimum payments....  $887,650    $62,822,681
                                                  ===========
Amount representing interest........    39,951
                                      --------
Present value of net minimum
  payments..........................   847,699
Less current portion................   723,237
                                      --------
Long-term obligations under capital
  leases............................  $124,462
                                      ========

     In May 1997, the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. The Company sold one parcel to a third party in 1997, but expects to repurchase the land and lease the parcel to Science Park Center LLC, a California limited liability company (the "LLC"), of which the Company owns a minority interest. The LLC will construct an expanded laboratory and office complex which will be leased by the Company under a 15 year operating lease. The Company has the option

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

to purchase the facility at any time during the lease at a predetermined price. The remaining parcel will be held by the Company until such time as the Company's growth requires additional expansion.

     Future minimum rental income to be received under non-cancelable subleases at December 31, 1997 will be $512,257, $527,625, $543,453 and $559,757 for the years ending December 31, 1998 through 2001, respectively.

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

 5. STOCKHOLDERS' EQUITY

     Common Stock Issuances: Since its inception, the Company has issued Common Stock in various private and public offerings as well as to corporate collaborators at prices between $5.00 and $10.50 per share resulting in aggregate net proceeds of approximately $78.6 million.

     Options: The Company has reserved 4,100,000 and 100,000 shares of Common Stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Option Plan ("The Plan") and 1996 Director Option Plan ("The Director Plan"), respectively. These plans provide for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under both plans have terms of up to 10 years from the date of grant and may be designated as incentive stock options or nonstatutory stock options under the Plan, and as nonstatutory options under The Director Plan.

     Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.8%, 6.1% and 6.1%; a dividend yield of 0.0% (for all years), volatility factors of the expected market price of the Company's common stock of .43, .41, and .41; and a weighted average expected life of the option of 5 years (for all years).

     For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1997, 1996 and 1995 follows:

                                                           1997      1996      1995
                                                          ------    ------    -------
Pro forma net income (loss) (in thousands)..............  $4,364    $5,375    $(3,474)
Pro forma income (loss) per share (diluted).............  $ 0.24    $ 0.33    $ (0.30)

     The pro forma effect on net income for 1997 and 1996 and net loss for 1995 is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect less than full vesting for options granted during these periods.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                    1997                              1996                              1995
                       -------------------------------   -------------------------------   -------------------------------
                                          WEIGHTED-                                                           WEIGHTED-
                          OPTIONS          AVERAGE          OPTIONS          WEIGHTED         OPTIONS          AVERAGE
                       (IN THOUSANDS)   EXERCISE PRICE   (IN THOUSANDS)   EXERCISE PRICE   (IN THOUSANDS)   EXERCISE PRICE
                       --------------   --------------   --------------   --------------   --------------   --------------
Outstanding --
  beginning of
  year...............      1,739            $4.48            1,415            $3.61              906            $3.22
Granted
  (below market).....        275            $7.43              255            $6.90              638            $4.28
Granted
  (at market)........        797            $8.02              123            $9.30               --               --
Exercised............       (100)           $4.10              (11)           $3.60               --               --
Forfeited............        (58)           $5.88              (43)           $4.41             (129)           $4.18
                           -----            -----            -----            -----            -----            -----
Outstanding -- year
  end................      2,653            $5.85            1,739            $4.48            1,415            $3.61
                           =====            =====            =====            =====            =====            =====

     A summary of options outstanding as of December 31, 1997 follows:

   OPTIONS          EXERCISE         WEIGHTED-         WEIGHTED-          OPTIONS          EXERCISE         WEIGHTED-
 OUTSTANDING          PRICE           AVERAGE           AVERAGE         OUTSTANDING          PRICE           AVERAGE
(IN THOUSANDS)        RANGE        EXERCISE PRICE   CONTRACTUAL LIFE   (IN THOUSANDS)        RANGE        EXERCISE PRICE
--------------   ---------------   --------------   ----------------   --------------   ---------------   --------------
      515             $2.50            $2.50           5.6 years          515                $2.50            $2.50
      807        $4.25 to $5.95        $4.42           7.2 years          536           $4.25 to $5.95        $4.41
    1,331        $6.91 to $10.25       $8.02           9.2 years          218           $6.91 to $10.25       $8.17

     Warrants: The Company has outstanding warrants to purchase 531,465 shares of Common Stock at exercise prices of $5.00 and $10.50 per share. The warrants generally expire between 1998 and 2007. At December 31, 1997, all outstanding warrants were exercisable.

     Employee Stock Purchase Plan: The Company has reserved 125,000 shares of Common Stock for issuance under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of Common Stock on the start date of an offering period or on the date on which the shares are purchased. Through December 31, 1997, 21,533 shares had been issued pursuant to the Purchase Plan.

     Shares reserved for future issuances:

Stock options.............................................  2,640,901
Warrants..................................................    531,465
Employee stock purchase plan..............................    103,467
Director option plan......................................    100,000
                                                            ---------
          Total...........................................  3,375,833
                                                            =========

     Of the shares available for future issuance under the Plan, 2,603,174 are outstanding grants and 37,727 remain available for future grant.

6. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Janssen: In January 1995, the Company entered into a research and development agreement (the "Janssen Agreement") with Janssen, under which Janssen paid the Company $2.0 million in up-front license

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

fees and $3.7 million, $3.0 million and $3.0 million in sponsored research payments in 1997, 1996 and 1995, respectively.

     Under the Janssen Agreement, Neurocrine is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression and substance abuse, and up to $9.0 million in milestone payments for other indications, if certain development milestones are achieved; $1.5 million, $1.0 million and $750,000 was received in 1997, 1996 and 1995, respectively. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on product sales throughout the world. The Company has certain rights to co-promote such products in North America. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any.

     The collaborative research portion of the agreement was completed as scheduled in 1997 with the selection of a clinical candidate and the commencement of clinical trials in Europe. The Company may continue to receive milestone payments and royalties upon the successful continuation of the development portion of the agreement.

     Janssen has the right to terminate the Agreement upon six months notice. However, in the event of termination, other than termination by Janssen for cause or as a result of the acquisition of Neurocrine, all product and technology rights become the exclusive property of Neurocrine.

     Novartis: In January 1996, the Company entered into an agreement with Novartis under which Novartis paid the Company $5.0 million in up-front fees and is obligated to provide Neurocrine with $7.0 million in research and development funding during the first two years of the agreement and up to $15.5 million in further research and development funding thereafter. The Company received $7.2 million and $3.5 million of research and development funding in 1997 and 1996, respectively. In addition, the Company is also entitled to receive milestone payments if certain development and regulatory milestones are achieved, of which $3.8 million and $3.0 million was received in 1997 and 1996, respectively. In return, Novartis received manufacturing and marketing rights outside of North America and will receive a percentage of profits on any sales in North America. The Company will receive royalties for all sales which may occur outside North America and a percentage of profits on sales in North America, which the Company may at its option convert to a right to receive royalties on product sales. Neurocrine is obligated to repay a portion of the development costs for potential products developed in such collaboration unless the Company elects to convert to the right to receive royalty payments. Novartis has the right to terminate the agreement on six months notice.

     Eli Lilly: In October 1996, the Company entered into an agreement with Eli Lilly and Company ("Eli Lilly") under which the Company expects to receive $22.0 million in research payments. The Company is also entitled to milestone payments if certain development and regulatory accomplishments are achieved. Eli Lilly paid the Company $9.1 million and $1.3 million in research payments in 1997 and 1996, respectively. The Company will have the option to receive co-promotion rights and share profits from commercial sales of select products, which may result from the collaboration in the U.S. or receive royalties on U.S. product sales. The Company will receive royalties on any product sales for the rest of the world.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

 7. NEUROSCIENCE PHARMA, INC. (NPI)

     In March 1996, the Company established Neuroscience Pharma, Inc. ("NPI") with a group of Canadian institutional investors (the "Canadian Investors"). The Company licensed to NPI certain technology, which had no accounting basis, and Canadian marketing rights to such technology, for 49% of the Common Stock of NPI. The Canadian Investors invested approximately $9.5 million cash in NPI in exchange for Preferred Stock of NPI, as well as a 51% ownership interest in NPI's Common Stock. The Preferred Stock was exchangeable at the option of the Canadian Investors into approximately 1,279,758 shares of the Company's Common Stock, using an exchange ratio based on the assumed fair value of the Company's Common Stock in March 1996. NPI has committed to use these funds for research and clinical development of certain of the Company's programs in exchange for royalties on sales of products developed in these programs as well as exclusive Canadian marketing rights for such products in certain situations. The Company has the right to terminate the agreement under certain conditions by purchasing the shares of NPI Preferred Stock held by the Canadian Investors in exchange for cash or the Company's Common Stock at a predetermined price.

     In December 1997, certain of the Canadian Investors exchanged their NPI Preferred Stock into 600,502 shares of the Company's Common Stock. The Company recorded the issuance of its equity at the agreed-upon exchange rate, which approximated the fair market value of the Company's Common Stock at such date, and recorded an investment of $4,473,740 in NPI.

     In accordance with the equity method of accounting, the Company has recognized $1,130,000 of research and development expense, representing its share of NPI's losses since inception, of which $970,000 relates to 1997 and $160,000 relates to 1996.

     As of December 31, 1997, NPI has total assets of approximately $6.9 million, consisting primarily of cash, cash equivalents and short-term investments. The Company's investment in NPI is carried at approximately $3.3 million.

     In connection with their investment in NPI, the Canadian Investors also received warrants exercisable for 383,875 shares of the Company's Common Stock at an exercise price of $10.50 per share and are eligible to receive additional warrants in the future upon attainment of certain Canadian government incentives for research activities.

 8. INCOME TAXES

     At December 31, 1997, the Company had federal income tax net operating loss and research tax credit carryforwards of approximately $2.8 million and $935,000, respectively, which will begin to expire in 2007 unless utilized. The Company also has federal Alternative Minimum Tax credit carryforwards of approximately $241,000, which will carryforward indefinitely.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred during 1992 and 1993. However, the Company does not believe such changes will have a material impact upon the utilization of these carryforwards.

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

     Significant components of the Company's deferred tax assets as of December 31, 1997 and 1996 are shown below. A valuation allowance of $3,474,000 and $4,647,000 at December 31, 1997 and 1996, respectively, have been recognized to offset the net deferred tax assets, as realization of such assets is uncertain.

                                                               1997           1996
                                                            -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards........................  $   993,000    $ 3,038,000
  Tax credit carryforwards................................    1,176,000        946,000
  Capitalized research and development....................      525,000        594,000
  Other, net..............................................      780,000         69,000
                                                            -----------    -----------
          Total deferred tax assets.......................    3,474,000      4,647,000
Valuation allowance for deferred tax assets...............   (3,474,000)    (4,647,000)
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 1997 and 1996, due to the following:

                                                                 1997          1996
                                                              ----------    ----------
Federal income taxes at 34%.................................  $1,816,000    $2,081,000
State income tax, net of federal benefit....................      86,787            --
Tax effect on non-deductible expenses.......................      21,000        17,000
Benefit of net operating loss carryforwards.................  (1,837,000)   (2,098,000)
Alternative minimum taxes...................................     127,301       247,683
                                                              ----------    ----------
                                                              $  214,088    $  247,683
                                                              ==========    ==========

     The provision for taxes based on income at December 31, 1997 and 1996, consists of the following:

                                           1997        1996
                                         --------    --------
Current
  Federal..............................  $127,301    $247,683
  State................................    86,787          --
Deferred
  Federal..............................        --          --
  State................................        --          --
                                         --------    --------
          Total........................  $214,088    $247,683
                                         ========    ========

                          NEUROCRINE BIOSCIENCES, INC.

                               DECEMBER 31, 1997

 9. EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock, as of the years ended December 31.

                                                 1997           1996           1995
                                              -----------    -----------    -----------
Numerator:
  Net income (loss).........................  $ 5,126,844    $ 5,873,920    $(3,346,390)
  Effect of dilutive securities.............           --             --             --
                                              -----------    -----------    -----------
  Numerator for earnings (loss) per share...    5,126,844      5,873,920     (3,346,390)
Denominator:
  Denominator for basic earnings (loss) per
     share..................................   16,929,925     14,970,734     11,683,877
  Effect of dilutive securities:
     Employee stock options.................      909,264        795,697    Antidilutive
     Convertible preferred stock............      203,998        182,964    Antidilutive
     Warrants...............................      141,271        177,639    Antidilutive
                                              -----------    -----------    -----------
  Dilutive potential of common shares.......    1,254,533      1,156,300             --
                                              -----------    -----------    -----------
  Denominator for diluted earnings (loss)
     per share..............................   18,184,458     16,127,034     11,683,877
                                              ===========    ===========    ===========
  Basic earnings (loss) per share...........  $      0.30    $      0.39    $     (0.29)
                                              ===========    ===========    ===========
  Diluted earnings (loss) per share.........  $      0.28    $      0.36    $     (0.29)
                                              ===========    ===========    ===========

10. SUBSEQUENT EVENT

     On February 27, 1998, the Company signed a letter of intent to acquire Northwest NeuroLogic, Inc., an Oregon-based corporation, in a 100% stock transaction valued at approximately $4.0 million.

                               INDEX OF EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Restated Certificate of Incorporation.(1)
      3.2     Bylaws.(1)
      3.3     Certificate of Amendment of Bylaws.
      4.1     Form of Lock-Up Agreement.(1)
      4.2     Form of Common Stock Certificate.(1)
      4.3     Form of warrant issued to existing warrant holders.(1)
      4.4     Form of Series A warrant issued in connection with the
              execution by the Company of the Unit Purchase Agreement (see below).(1)
      4.5     New Registration Rights Agreement dated March 29, 1996 among the Company and the investors signatory thereto.(1)
      4.6     Letter of Intent between Northwest NeuroLogic, Inc. and the
              Company dated February 27, 1998.(2)
     10.1     Purchase and Sale Agreement and Escrow Instructions between
              MS Vickers II, LLC and the Company dated February 13,
              1997.(3)
     10.2     1992 Incentive Stock Plan, as amended.
     10.3     1996 Employee Stock Purchase Plan.(1)
     10.4     1996 Director Stock Option Plan and form of stock option
              agreement.(1)
     10.5     Form of Director and Officer Indemnification Agreement.(1)
     10.6     Employment Agreement dated March 1, 1997, between the
              Registrant and Gary A. Lyons, as amended.(4)
     10.7     Employment Agreement dated March 1, 1997, between the
              Registrant and Errol B. De Souza, Ph.D.(4)
     10.8     Employment Agreement dated March 1, 1997, between the
              Registrant and Paul W. Hawran.(4)
     10.9     Employment Agreement dated March 1, 1997, between the
              Registrant and Stephen Marcus, M.D.
     10.10    Consulting Agreement dated September 25, 1992, between the
              Registrant and Wylie A. Vale, Ph.D.(1)
     10.11    Consulting Agreement effective as of January 1, 1992,
              between the Registrant and Lawrence J. Steinman, M.D.(1)
     10.12    Lease Agreement dated June 1, 1993, between the Registrant and Hartford Accident and Indemnity Company, as amended.(1)
     10.13    Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the treatment of nervous system degeneration and Alzheimer's disease.(1)
     10.14    Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the use of Pregnenolone for the enhancement of memory.(1)
     10.15    License Agreement dated May 20, 1992, by and between The
              Salk Institute for Biological Studies and the Registrant.(1)
     10.16    License Agreement dated July 17, 1992, by and between The
              Salk Institute for Biological Studies and the Registrant.(1)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.17    License Agreement dated November 16, 1993, by and between
              The Salk Institute for Biological Studies and the
              Registrant.(1)
     10.18    License Agreement dated October 19, 1992, by and between The
              Board of Trustees of the Leland Stanford Junior University
              and the Registrant.(1)
     10.19    Agreement dated January 1, 1995, by and between the
              Registrant and Janssen Pharmaceutica, N.V.(1)
     10.20    Letter Agreement dated January 19, 1996, by and between the
              Registrant and Ciba-Geigy Limited.(1)
     10.21+   Unit Purchase Agreement dated March 29, 1996, by and between
              Neuroscience Pharma (NPI) Inc., the Registrant and the
              investors signatory thereto.(1)
     10.22+   Exchange Agreement dated March 29, 1996, by and between
              Neurocrine Biosciences (Canada) Inc., the Registrant and the
              investors signatory thereto.(1)
     10.23+   Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada) Inc. and
              Neuroscience Pharma (NPI) Inc.(1)
     10.24+   Intellectual Property and License Grants Agreement dated
              March 29, 1996, by and between the Registrant and Neurocrine
              Biosciences (Canada) Inc.(1)
     10.25+   Development and Commercialization Agreement dated December
              20, 1996, by and between Ciba-Geigy Ltd. and the
              Registrant.(5)
     10.26+   Letter and Purchase Order dated June 7, 1996, by and between
              Ciba-Geigy and the Registrant.(5)
     10.27    Third Lease Amendment dated June 6, 1996, by and between
              Talcott Realty I Limited Partnership and the Registrant.(5)
     10.28+   Research and License Agreement dated October 15, 1996,
              between the Registrant and Eli Lilly and Company.(5)
     10.29+   Lease between Science Park Center LLC and the Company.(6)
     10.30+   Option Agreement between Science Park Center LLC (Optionor)
              and the Company (Optionee).(6)
     10.31+   Construction Loan Agreement.(6)
     10.32    Secured Promissory Note.(6)
     10.33+   Operating Agreement for Science Park Center LLC.(6)
     10.34    Information and Registration Rights Agreement dated
              September 15, 1992, as amended to date.(1)
     10.35    Form of incentive stock option agreement and nonstatutory
              stock option agreement for use in connection with 1992
              Incentive Stock Plan.(1)
     21       Subsidiaries of the Company.
     23       Consent of Ernst & Young LLP, Independent Auditors.
     24       Power of Attorney (reference is made to the following page of this Form 10-K).
     27.1     Financial Data Schedule for the fiscal year ended December
              31, 1997.
     27.2     Financial Data Schedule for the fiscal year ended December
              31, 1996.

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-03172).

(2) Incorporated by reference to the Company's Report on Form 8-K filed on March 13, 1998.

(3) Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q filed on August 15, 1997.

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 1997.

(5) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996, as amended.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 1997.

 * Confidential treatment has been requested with respect to certain portions of the exhibit.

 + Confidential treatment has been granted with respect to certain portions of the exhibit.