Form 10-Q
period 1998-03-31
NEUROCRINE BIOSCIENCES INC
filed 1998-05-15
CIK 914475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

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

                                    Yes X No

     The number of outstanding shares of the registrant's Common Stock, no par value, was 17,721,805 as of April 30, 1998.

                           NEUROCRINE BIOSCIENCES, INC
                                    FORM 10-Q
                                      INDEX


                                                                                              PAGE
PART I.        FINANCIAL INFORMATION

ITEM 1:        Financial Statements.........................................................   3

               Condensed Balance Sheets as of March 31, 1998 and December 31, 1997..........   3

               Condensed Statements of Operations for the three months ended
               March 31, 1998 and 1997......................................................   4

               Condensed Statements of Cash Flows for the three months
               ended March 31, 1998 and 1997................................................   5

               Notes to Condensed Financial Statements......................................   6

ITEM 2:        Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................................   7

               Overview.....................................................................   7

               Results of Operations........................................................   7

               Liquidity and Capital Resources..............................................   8

PART II.       OTHER INFORMATION

ITEM 6:        Exhibits and Reports on Form 8-K.............................................   9

               27.1    Financial Data Schedule - 1998
               27.2    Financial Data Schedule - 1997 (Restated)

SIGNATURES..................................................................................   10

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.

                            CONDENSED BALANCE SHEETS

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1998            1997
                                                                     ------------    ------------
                                                                     (UNAUDITED)        (NOTE)
                            ASSETS
Current assets
    Cash and cash equivalents                                        $ 14,136,961    $ 15,771,099
    Short-term investments, available-for-sale                         54,761,587      59,321,095
    Receivable under collaborative agreements                           1,967,755         193,784
    Other current assets                                                2,283,210       1,091,653
                                                                     ------------    ------------
      Total current assets                                             73,149,513      76,377,631

Property and equipment, net                                             8,947,805       8,846,179
Licensed technology and patent application costs, net                   1,130,733       1,185,384
Investment in NPI                                                       2,943,817       3,343,740
Other assets                                                            2,090,031       2,150,451
                                                                     ============    ============
      Total assets                                                   $ 88,261,899    $ 91,903,385
                                                                     ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                 $    488,101    $  1,822,173
    Accrued expenses, other current liabilities and current
      portion of long-term debt                                         4,332,859       5,547,697
                                                                     ------------    ------------
      Total current liabilities                                         4,820,960       7,369,870

Long-term liabilities                                                   1,242,008       1,381,040

Stockholders' equity
    Preferred Stock, $0.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 100,000,000 shares authorized, issued and outstanding shares - 17,708,815 in 1998
      and 17,686,802 in 1997                                           88,278,798      88,047,176
    Accumulated deficit                                                (6,079,867)     (4,894,701)
                                                                     ------------    ------------
      Total stockholders' equity                                       82,198,931      83,152,475

                                                                     ============    ============
      Total liabilities and stockholders' equity                     $ 88,261,899    $ 91,903,385
                                                                     ============    ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principals.

            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Revenues under collaborative research agreements
    Sponsored research                                        $  1,887,500    $  2,637,500
    Milestones                                                   1,250,000       5,000,000
    Other revenues                                                 998,971       1,216,391
                                                              ------------    ------------
      Total revenues                                             4,136,471       8,853,891

Operating expenses
    Research and development                                     5,041,036       4,589,078
    General and administrative                                   1,528,480       1,144,549
                                                              ------------    ------------
      Total operating expenses                                   6,569,516       5,733,627

Income (loss) from operations                                   (2,433,045)      3,120,264

Interest income                                                  1,119,472         923,231
Interest expense                                                   (34,133)        (47,626)
Other income                                                       162,540         199,513
                                                              ------------    ------------
Income (loss) before income taxes                               (1,185,166)      4,195,382

Provision for income taxes                                            --            54,000
                                                              ------------    ------------

Net income (loss)                                             $ (1,185,166)   $  4,141,382
                                                              ============    ============

Earnings (loss) per common share

    Basic                                                     $      (0.07)   $       0.25
    Diluted                                                   $      (0.07)   $       0.22
Shares used in the calculation of earnings (loss) per share
    Basic                                                       17,706,576      16,830,804
    Diluted                                                     17,706,576      19,248,181

            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                          ----------------------------
                                                                              1998            1997
                                                                          ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                         $ (1,185,166)   $  4,141,382
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                             377,260         222,031
     Research and development expense related to NPI                           399,923            --
     Deferred revenue                                                         (875,000)           --
     Deferred rent                                                              85,357         110,211
     Deferred compensation expenses                                             96,706          39,042
     Change in operating assets and liabilities:
         Receivables under collaborative agreements                         (1,773,971)     (1,792,372)
         Other current assets                                               (1,262,231)       (460,618)
         Other assets                                                          131,090        (389,949)
         Accounts payable and accrued liabilities                           (1,665,703)        456,259
                                                                          ------------    ------------
Net cash flows (used in) provided by operating activities                   (5,671,735)      2,325,986

Cash flows from investing activities:
Purchases of short-term investments                                        (15,082,101)    (23,407,959)
Sales/maturities of short-term investments                                  19,658,681      17,307,653
Purchases of property and equipment, net                                      (424,235)       (413,527)
                                                                          ------------    ------------
Net cash flows provided by (used in) investing activities                    4,152,345      (6,513,833)

Cash flows from financing activities:
Issuance of Common Stock, net                                                  134,550         303,021
Principal payments on obligations under capital leases and note payable       (249,298)       (224,842)
Payments received on notes receivable from stockholders                           --             2,617
                                                                          ------------    ------------
Net cash flows (used in) provided by financing activities                     (114,748)         80,796

Net decrease in cash and cash equivalents                                   (1,634,138)     (4,107,051)
Cash and cash equivalents at beginning of period                            15,771,099      11,325,361
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $ 14,136,961    $  7,218,310
                                                                          ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid                                                        $     34,133    $     47,626
                                                                          ============    ============
     Taxes paid                                                           $     10,000    $    100,000
                                                                          ============    ============

            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim unaudited condensed financial statements contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   NET INCOME PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"), basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. As required by SFAS 128, the Company has restated the March 31, 1997 earnings per share presentation.

3.   COMPREHENSIVE INCOME

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income" ("SFAS 130"), which applies to financial statements issued for periods beginning after December 15, 1997. SFAS 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. Comprehensive income includes changes in equity during a period from transactions and other events and circumstances generated from nonowner sources. For the periods ended March 31, 1998 and 1997, comprehensive income is calculated as follows:

                                                               Quarter ended March 31,
                                                             ----------------------------
                                                                 1998            1997
                                                             ------------    ------------
Net income (loss)                                            $ (1,185,166)   $  4,141,382
Other comprehensive income (loss)
    Net change in unrealized gains/(losses) on investments         17,072         (83,160)
                                                             ============    ============
Comprehensive income (loss)                                  $ (1,168,094)   $  4,058,222
                                                             ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time the Company's existing capital resources will meet its funding requirements, and financial results and operations. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and those outlined in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company's revenues are expected to come from its strategic alliances. The Company expects to generate further net losses as its operating expenses are anticipated to rise significantly in future periods as products are advanced through the various stages of clinical development. Neurocrine has incurred a cumulative deficit of approximately $6.1 million as of March 31, 1998 and expects to incur operating losses in the future, which are potentially greater than losses in prior years.

RESULTS OF OPERATIONS

     Revenues for the first quarter of 1998 were $4.1 million compared to $8.9 million for the comparable period last year. Sponsored research revenues were lower due to the successful completion of the research phase of the Janssen Collaboration, which has resulted in a clinical compound (R121919). Janssen is currently conducting Phase I trials with R121919 for anxiety/depression. In addition, revenues were higher for the first quarter of 1997 due to the initial milestone payment received pursuant to the Company's collaboration with Eli Lilly.

     Research and development expenses increased to $5.0 million for the first quarter of 1998 compared to $4.6 million for the same period in 1997. This increase reflects higher costs associated with increased scientific personnel and related support expenditures as the Company increased its development activities.

     General and administrative expenses increased to $1.5 million during 1998 compared to $1.1 million for the same period last year. This increase resulted from additional administrative personnel, patent costs and related expenses to support the increased research and clinical efforts.

     Interest income increased to $1.1 million during the first quarter of 1998 compared to $923,000 for the same period last year. This increase was due to higher effective interest yields on the Company's investment portfolio during the first quarter of 1998.

     Net losses for the first quarter of 1998 were $1.2 million or $0.07 per share compared to net income of $4.1 million or $0.25 per share ($0.22 per share assuming dilution) for the same period in 1997. The decrease in net earnings and earnings per share was primarily attributable to the decreased revenues under the Company's collaborations.

     To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company's cash, cash equivalents, and short-term investments totaled $68.9 million. Cash held by the Company excludes $2.0 million due from corporate collaborators of which $1.7 million was collected in April 1998. Total cash, cash equivalents, and short-term investments also excludes approximately $7.3 million held by Neuroscience Pharma ("NPI") Inc., which is available to fund certain of the Company's research and development activities.

     Cash used in operating activities during the three months ended March 31, 1998 was $5.7 million compared to net cash provided of $2.3 million for the same period in 1997. The increase in cash used in operating activities during the first quarter of 1998 was primarily the result of decreased revenues under the Company's collaborations, collection of trade and other receivables and payment of current liabilities.

     Cash provided by investing activities during the three months ended March 31, 1998 was $4.2 million compared to net cash used of $6.5 million for the same period in 1997. The increase in cash provided was primarily the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

     Cash used in financing activities during the three months ended March 31, 1998 was $115,000 compared to net cash provided of $81,000 for the same period in 1997. The increase in net cash used was primarily due to a decrease in issuances of the Company's Common Stock and an increase in principal payments on long-term obligations.

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least through the year 2000. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs.

     Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company's operations could be affected to the extent that firms and vendors would be unable to provide services or ship products. However, management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations.

     The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development activities, including the successful continuation of the Company's strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with obtaining and enforcing its patents and patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

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

     Continued profitability is not expected as the Company's operating expenses are anticipated to rise significantly in future periods as products are advanced through the various development and clinical stages. Neurocrine expects to incur additional operating expenses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

               27.1 Financial Data Schedule - 1998
               27.2 Financial Data Schedule - 1997 (Restated)

          (b) On March 13, 1998, the Company filed a Current Report on form 8-K dated February 27, 1998 to disclose that a letter of intent was entered into by and between the Company and Northwest Neurologic, Inc. pursuant to which the Company is expected to acquire all of the business, assets and obligations of Northwest Neurologic, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEUROCRINE BIOSCIENCES, INC.

Dated: 05/14/98                         /s/ Paul W. Hawran
                                        -----------------------------------
                                        PAUL W. HAWRAN
                                        Senior Vice President and
                                        Chief Financial Officer