Form 10-Q
period 1998-06-30
NEUROCRINE BIOSCIENCES INC
filed 1998-08-14
CIK 914475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from ________ to _________

                         Commission file number 0-28150

                          NEUROCRINE BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 33-0525145
        (State or other jurisdiction of (IRS Employer Identification No.)
                         incorporation or organization)

                           10555 SCIENCE CENTER DRIVE
                           SAN DIEGO, CALIFORNIA 92121
                    (Address of principal executive offices)

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

                                    Yes X No

    The number of outstanding shares of the registrant's Common Stock, par value of $.001, was 18,161,626 as of July 31, 1998.


                           NEUROCRINE BIOSCIENCES, INC
                                    FORM 10-Q
                                      INDEX

                                                                                                               PAGE
PART I.     FINANCIAL INFORMATION

       Item 1:  Financial Statements                                                                             3

                Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                  3

                Condensed Consolidated Statements of Operations for the three and six months
                     ended June 30, 1998 and 1997                                                                4

                Condensed Consolidated Statements of Cash Flows for the six months
                     ended June 30, 1998 and 1997                                                                5

                Notes to Condensed Consolidated Financial Statements                                             6

       Item 2:  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                                   7

                Overview                                                                                         7

                Results of Operations                                                                            7

                Liquidity and Capital Resources                                                                  9

    PART II.    OTHER INFORMATION

       Item 2:  Changes in Securities and Use of Proceeds                                                       10

       Item 4:  Submission of Matters to a Vote of Security Holders                                             10

       Item 6:  Exhibits and Reports on Form 8-K                                                                13

                SIGNATURES                                                                                      13

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,           December 31,
                                                                                     1998                 1997
                                                                            -------------------  -------------------
                                                                                  (Unaudited)             (Note)
                        SETS
   Current assets
     Cash and cash equivalents                                                    $ 10,643,020         $ 15,771,099
     Short-term investments, available-for-sale                                     54,555,970           59,321,095
     Receivables under collaborative agreements                                        225,302              193,784
     Receivables from related parties and other                                        695,795              940,100
     Prepaid expenses                                                                  425,268              151,553
                                                                            -------------------  -------------------
        Total current assets                                                        66,545,355           76,377,631

     Property and equipment, net                                                     9,853,342            8,846,179
     Licensed technology and patent application costs, net                           1,076,079            1,185,384
     Investment in Neuroscience Pharma, Inc.                                         3,901,288            3,343,740
     Other assets                                                                    2,159,877            2,150,451
                                                                            ===================  ===================
        Total assets                                                              $ 83,535,941         $ 91,903,385
                                                                            ===================  ===================

                     LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
     Accounts payable                                                             $    614,357         $  1,822,173
     Accrued expenses, other current liabilities
        and current portion of long-term debt                                        2,791,852            5,547,697
                                                                            -------------------  -------------------
        Total current liabilities                                                    3,406,209            7,369,870

     Long-term liabilities                                                           1,705,871            1,381,040

   Stockholders' equity
     Preferred Stock, $0.001 par value, 5,000,000 shares
        authorized, no shares issued and outstanding
     Common stock, $0.001 par value, 100,000,000 shares
        authorized, issued and outstanding shares -
        18,144,225 in 1998 and 17,686,802 in 1997                                   92,479,580           88,047,176

     Accumulated deficit                                                           (14,055,719)          (4,894,701)
                                                                            -------------------  -------------------
        Total stockholders' equity                                                  78,423,861           83,152,475

                                                                            ===================  ===================
        Total liabilities and stockholders' equity                                $ 83,535,941         $ 91,903,385
                                                                            ===================  ===================


Note: The balance sheet at December 31, 1997 was derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principals.

     See accompanying notes to condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended                       Six Months Ended
                                                      June 30,                                June 30,
                                               1998              1997                 1998                1997
   Sponsored research                          $ 1,887,500       $ 2,637,500           $ 3,775,000        $ 5,275,000
   Milestones                                            -         1,000,000             1,250,000          6,000,000
   Other revenues                                  403,265         1,163,694             1,402,236          2,380,085
                                        ------------------- -----------------  -------------------- ------------------
     Total revenues                              2,290,765         4,801,194             6,427,236         13,655,085

Operating expenses
   Research and development                      4,866,448         4,440,251             9,907,484          9,029,329
   General and administrative                    1,338,838         1,343,901             2,867,318          2,488,450
   Special charges                               5,509,701                 -             5,509,701                  -
                                        ------------------- -----------------  -------------------- ------------------
     Total operating expenses                   11,714,987         5,784,152            18,284,503         11,517,779

Income (loss) from operations                   (9,424,222)         (982,958)          (11,857,267)         2,137,306

Other income and expenses
   Interest income                               1,000,038           910,037             2,119,511          1,833,268
   Interest expense                                (30,072)          (40,785)              (64,205)           (88,411)
   Other income                                    478,404           239,512               640,943            439,025
                                        ------------------- -----------------  -------------------- ------------------
Income (loss) before income taxes               (7,975,852)          125,806           (9,161,018)          4,321,188

Income taxes                                             -            22,393                     -             76,393
                                        ------------------- -----------------  -------------------- ------------------

Net income (loss)                              $(7,975,852)       $  103,413           $(9,161,018)       $ 4,244,795
                                        =================== =================  ==================== ==================

Earnings (loss) per common
 Share
   Basic                                      $     (0.45)        $     0.01          $     (0.51)         $     0.25
   Diluted                                    $     (0.45)        $     0.01          $     (0.51)         $     0.22

Shares used in the calculation
 of earnings (loss) per share
   Basic                                        17,874,018        16,889,170            17,790,297         16,859,987
   Diluted                                      17,874,018        19,190,139            17,790,297         19,219,160


     See accompanying notes to condensed consolidated financial statements.


                          NEUROCRINE BIOSCIENCES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                 1998                  1997
                                                                           ------------------   -------------------
   Cash flow from operating activities:
   Net income (loss)                                                             $(9,161,018)          $ 4,244,795
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
       Non-cash portion of special charges                                         4,799,984                     -
       Depreciation and amortization                                                 780,837               559,185
       Deferred revenues                                                          (1,750,000)            1,750,000
       Deferred expenses                                                             241,303               272,639
       Change in operating assets and liabilities:
           Other current assets                                                     (60,928)            (6,810,888)
           Other non-current assets                                                 (566,974)           (3,718,032)
           Accounts payable and accrued liabilities                               (2,066,403)              (83,934)
                                                                           ------------------   -------------------
   Net cash flows used in operating activities                                    (7,783,199)           (3,786,235)

   Cash flow from investing activities:
   Purchases of short-term investments                                           (27,062,723)          (38,986,324)
   Sales/maturities of short-term investments                                     31,832,942            56,870,228
   Purchases of property and equipment, net                                       (1,678,695)           (2,437,681)
                                                                           ------------------   -------------------
   Net cash flows provided by investing activities                                 3,091,524            15,446,223

   Cash flow from financing activities:
   Issuance of Common Stock, net                                                     109,320               365,781
   Principal payments on long term                                                  (546,772)             (410,898)
   Notes receivable payments from stockholders                                         1,048                 5,237
                                                                           ------------------   -------------------
   Net cash flows used in financing activities                                      (436,404)              (39,880)
                                                                           ------------------   -------------------

   Net (decrease) increase in cash and cash equivalents                           (5,128,079)           11,620,108
   Cash and cash equivalents at beginning of the period                           15,771,099            11,325,361
                                                                           ------------------   -------------------
   Cash and cash equivalents at end of the period                                $10,643,020           $22,945,469
                                                                           ==================   ===================

  Supplemental schedule of non-cash investing and financing activities:
      During 1998, the Company recorded non-cash items of $1.4 million relating to the conversion of a note receivable to an investment in NPI and $4.2 million for the acquisition of NNL.


     See accompanying notes to condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited. These financial statements include the accounts of Neurocrine Biosciences, Inc. and Northwest NeuroLogic, Inc., a wholly owned subsidiary since its acquisition on May 28, 1998. All significant intercompany transactions were eliminated in consolidation.

    The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  NET INCOME PER SHARE

    In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"), basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. As required by SFAS 128, the Company has restated the earnings per share presentations for the periods ended June 30, 1997.

3.  COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Comprehensive Income" ("SFAS 130"), which applies to financial statements issued for periods beginning after December 15, 1997. SFAS 130 requires the disclosure of all components of comprehensive income, including net income and other comprehensive income. Comprehensive income includes changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. For the three and six months ended June 30, 1998 and 1997, comprehensive income is calculated as follows:

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                      1998             1997               1998              1997
                                              ----------------------------------  ----------------------------------
Net income (loss)                                   $(7,975,852)        $ 103,413        $(9,161,018)      $4,244,795
Unrealized gains (losses) on investments                (11,978)            3,482              5,094          (79,678)
                                                ----------------- ----------------  -----------------  ---------------
Comprehensive income (loss)                         $(7,987,830)        $ 106,895        $(9,155,924)      $4,165,117
                                                ================= ================  =================  ===============


4.    ACCOUNTING FOR PENSIONS AND HEDGING ACTIVITIES

    In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employee's Disclosures about Pension and Other Post-retirement Benefits", which is effective for periods beginning after December 15, 1997 ("SFAS 132"). SFAS 132 revises disclosures about pension and other post-retirement benefit plans. The Company believes this statement will have no material impact on its financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently evaluating the impact SFAS No. 133 will have on its financial statements, if any.



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

OVERVIEW

    Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company's revenues are expected to come from its strategic alliances. The Company expects to generate further net losses as its operating expenses are anticipated to rise significantly in future periods as products are advanced through the various stages of clinical development. Neurocrine has incurred a cumulative deficit of approximately $14.1 million as of June 30, 1998 and expects to incur operating losses in the future, which are potentially greater than losses in prior years.

RESULTS OF OPERATIONS

       Three months ended June 30, 1998 compared with three months ended
                                  June 30, 1997

    Revenues for the second quarter of 1998 were $2.3 million compared to $4.8 million for the comparable period in 1997. The decline of $2.5 million in revenues resulted from the completion of sponsored research under the Janssen collaboration and milestone payments received under the Novartis collaboration during 1997.

    The research completed under the Janssen collaboration resulted in a clinical compound (R121919). Janssen is currently conducting Phase I trials with R121919 for anxiety/depression and is expected to progress to Phase II trials near the end of the third quarter of 1998. Phase II trials for multiple sclerosis under the Novartis collaboration is currently in progress.

    Research and development expenses increased to $4.9 million for the second quarter of 1998 compared to $4.4 million for the same period in 1997. This increase reflects higher costs associated with increased scientific personnel and related support expenditures as the Company broadens its research and clinical development pipeline. General and administrative expenses remained constant at $1.3 million during the second quarter of 1998 compared to the same period in 1997.

    Special charges for the second quarter of 1998 consisted of $4.2 million related to the acquisition of Northwest Neurologic, Inc. ("NNL"), $1.3 million related to the in-licensing of two chemical compounds for insomnia and glioblastoma, and additional investment in the Company's Canadian affiliate.

    Interest income increased to $1.0 million during the second quarter of 1998 compared to $910,000 for the same period last year. This increase was due to higher effective interest yields on the Company's investment portfolio during the second quarter of 1998.

    Net losses for the second quarter of 1998 were $8.0 million or $0.45 per share ($0.14 per share excluding special charges) compared to net income of $103,000 or approximately $0.01 per share for the same period in 1997. The decrease in net earnings and earnings per share resulted primarily from non-recurring collaborative revenues of $2.5 million reported in 1997 and special charges of $5.5 million reported during the second quarter of 1998.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

         Six months ended June 30, 1998 compared with six months ended
                                 June 30, 1997

    Revenues for the first half 1998 were $6.4 million compared to $13.7 million for the comparable period in 1997. The decline in revenues of $7.3 million resulted from the completion of sponsored research under Janssen collaboration, milestone payments received under the Novartis collaboration and a $5.0 million research support payment received under the Eli Lilly collaboration during 1997.

    The research completed under the Janssen collaboration resulted in a clinical compound (R121919). Janssen is currently conducting Phase I trials with R121919 for anxiety/depression and is expected to progress to Phase II trials near the end of the third quarter of 1998. Phase II trials for multiple sclerosis under the Novartis collaboration is in progress.

    Research and development expenses increased to $9.9 million for the first half of 1998 compared with $9.0 million for the same period in 1997. This increase reflects higher costs associated with increased scientific personnel and related support expenditures as the Company broadens its research and clinical development pipeline.

    General and administrative expenses increased to $2.9 million during the first half of 1998 compared to $2.5 million for the same period in 1997. The increase resulted primarily from additional administrative personnel, business development and professional service expenses to support the expanded research and clinical development efforts.

    Special charges for the first half of 1998 consisted of $4.2 million related to the acquisition of Northwest Neurologic, Inc. ("NNL"), $1.3 million related to the in-licensing of two chemical compounds for insomnia and glioblastoma, and additional investment in the Company's Canadian affiliate.
    Interest income increased to $2.1 million during the first half of 1998 compared to $1.8 million for the same period last year. This increase primarily resulted from higher effective interest yields on the Company's investment portfolio during 1998.

    Net losses for the first half of 1998 were $9.2 million or $0.51 per share ($0.21 per share excluding special charges) compared to net income of $4.2 million or $0.25 per share ($0.22 per share assuming dilution) for the same period in 1997. The decrease of $13.4 million in net earnings resulted primarily from $7.3 million of non-recurring collaborative revenues recorded in 1997, including a $5.0 million research support payment received from Eli Lilly, and special charges of $5.5 million reported in 1998.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company's cash, cash equivalents, and short-term investments totaled $65.2 million. Cash held by the Company excludes approximately $5.9 million held by NPI, which is available to fund certain of the Company's research and development activities.

    Cash used in operating activities during 1998 was $7.8 million compared to net cash provided of $2.3 million for the same period in 1997. The increase in cash used in operating activities during 1998 was primarily the result of the recognition of deferred revenues, decreased revenues under the Company's collaborations and payment of current liabilities.

    Cash provided by investing activities during 1998 was $3.1 million compared to net cash used of $6.5 million during the same period in 1997. The increase in cash provided was primarily the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

    Cash used in financing activities during 1998 was $436,000 compared to net cash provided of $81,000 for the same period in 1997. The increase in net cash used was primarily due to principal payments on long-term obligations.

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

OTHER EVENTS

    The Company entered into a patent license agreement with David Fitzgerald and Ira Pastan on April 28, 1998, and with the National Institutes of Health on May 7, 1998 (collectively the "Patent Agreements"). Under the Patent Agreements, the Company obtained an exclusive license covering the therapeutic application of an anti-cancer compound referred to as IL-4(38-37)-PE38KDEL (IL-4 Fusion Toxin). The Company is obligated to make milestone payments upon attainment of certain clinical development and regulatory accomplishments and royalty payments based upon sales by the Company of products developed under the Patent Agreements. During the quarter ended June 30, 1998, the Company initiated Phase I human clinical trials with the anti-cancer compound in patients with malignant brain tumors.

    On May 28, 1998, the Company acquired Northwest NeuroLogic, Inc., an Oregon corporation ("NNL"). The Company purchased all of the outstanding capital stock of NNL and assumed all of its outstanding stock options in exchange for 392,608 shares of the Company's Common Stock and options to purchase 105,414 shares of Common Stock. The acquisition was accounted for as a purchase transaction. The aggregate purchase price of $4.2 million was allocated to the fair value of the net assets acquired, the majority of which was acquired in-process research and development. There can be no assurance that the Company will be successful in developing these compounds, that they will receive necessary FDA approvals to proceed to the next phase of clinical testing, or that they will ultimately be developed into commercially viable products.

    The Company's results of operations include NNL's results of operations from the date of acquisition. There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with the transaction or that the Company will be successful in its efforts to integrate the operations of NNL into those of the Company.

    The Company may make further acquisitions and investments and enter into further collaborations, joint ventures and strategic alliances, some of which may be material, when it believes such transactions will complement its overall business strategy. However, such transactions, and in particular the acquisitions of research and development companies, are inherently risky and there can be no assurance that the recently completed acquisition or any such future transactions or joint ventures will be successful and will not adversely affect the Company's business, operating results, or financial condition.

     On June 30, 1998, the Company entered into a Sublicense and Development Agreement (the "Sublicense Agreement") with DOV Pharmaceutical, Inc. ("DOV"). Under the Sublicense Agreement, the Company obtained an exclusive sublicense to the patent rights and know-how relating to NBI-34060, a compound in clinical development, for the treatment of insomnia and all therapeutic indications. Under the Sublicense Agreement, the Company will be responsible for worldwide development and commercialization of this compound. In conjunction with the Sublicense Agreement, the Company made an equity investment in DOV and will make milestone payments based upon the attainment of certain clinical development and regulatory accomplishments. DOV will also receive royalties on the worldwide sales by the Company of approved products resulting from the collaboration. In addition, the Company issued warrants (the "Warrants") exercisable for an aggregate of 75,000 shares of Common Stock at an exercise price of approximately $8.04 per share upon the occurrence of certain events.

YEAR 2000 COMPLIANCE

    Although the Company believes its key financial, information and operational systems are Year 2000 compliant, there can be no assurances that other defects will not be discovered in the future. The Company is unable to control whether the firms and vendors it does business with currently, and in the future, will have systems which are Year 2000 compliant. The Company has not yet verified that the parties it conducts business with are Year 2000 Compliant. The Company's operations could be affected to the extent that firms and vendors would be unable to provide services or ship products. However, management does not believe the Year 2000 changes will have a material impact on its business, financial condition or results of operations.

CAUTION ON FORWARD-LOOKING STATEMENTS

    The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development activities, including the successful continuation of the Company's strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with obtaining and enforcing its patents and patent rights of others, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

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



PART II.  OTHER INFORMATION

Item 2.              CHANGES IN SECURITIES AND USE OF PROCEEDS

   On May 28, 1998, the Company acquired Northwest NeuroLogic, Inc. ("NNL"), pursuant to the Agreement and Plan of Reorganization dated May 1, 1998 (the "Agreement"). In connection with the acquisition of NNL, the Company issued an aggregate of 392,608 shares of the Company's Common Stock (the "Merger Shares") to the existing stockholders of NNL in exchange for all of the outstanding shares of capital stock of NNL. The Merger Shares were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), afforded by Section 4 (2) thereof. The stockholders of NNL had access to all relevant information regarding the Company necessary to evaluate the investment and represented that the shares were being acquired for investment intent. Additionally, the stockholders of NNL were provided with information statements prior to the vote to approve the transaction. There was no general solicitation or advertising involved in the acquisition, and the Company used reasonable care to assure that the stockholders of NNL were not underwriters. At the closing of the acquisition, the Company assumed the outstanding stock options held by NNL optionees based on an exchange ratio as set forth in the Agreement. The 105,414 shares of Common Stock underlying the options were registered on a Registration Statement on Form S-8 filed with the Commission on June 26, 1998.

    On June 30, 1998, the Company issued to certain investors warrants (the "Warrants") to purchase shares of Common Stock of the Company in connection with the Sub-License and Development Agreement between the Company and DOV Pharmaceutical, Inc. dated June 30, 1998. The Warrants are exercisable for an aggregate of 75,000 shares of Common Stock at an exercise price of approximately $8.04 per share.

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Company's Annual Meeting of Stockholders was held on May 27, 1998 (the "Annual Meeting").

   (b) The following Class II Directors were elected at the Annual Meeting:

         Name                         Position                  Term Expires
         ----                         --------                  ------------
         Richard Pops                 Class II Director             2001
         David Robinson               Class II Director             2001

    The following Class I and III Directors continue to serve their respective terms which expire on the Company's Annual Meeting of Stockholders in the year as noted:

         Name                         Position                    Term Expires
         ----                         --------                    ------------
         Joseph Mollica               Class I Director               2000
         Wylie Vale                   Class I Director               2000
         Errol DeSouza                Class I Director               2000
         Gary Lyons                   Class III Director             1999
         Harry Hixson                 Class III Director             1999

   (c) At the Annual Meeting, stockholders voted on four matters: (i) the election of two Class II directors for a term of three years expiring in 2001,
(ii) the amendment of the 1992 Incentive Stock Plan (the "1992 Plan") to increase the number of shares of Common Stock reserved for issuance thereunder from 4,100,000 to 4,700,000 shares, (iii) the amendment of the 1996 Director Option Plan (the "Director Plan") to increase the number of shares of Common Stock reserved for issuance thereunder from 100,000 to 200,000 shares, and (iv) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. The matters voted upon at the meeting and the voting results were as follows:

       (i) The election of Richard Pops and David Robinson as Class II Directors for a term of three years: For 12,404,075, Withhold 51,324.

       (ii)Approval of amendment to the Company's 1992 Incentive Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 4,100,000 to 4,700,000 Shares: For 11,845,420, Against 581,914,
           Abstain 28,065.

       (iii) Approval of amendment to the Company's 1996 Director Option Plan, increasing the number of shares of Common Stock reserved for issuance from 100,000 to 200,000 Shares: For 11,941,921, Against 479,139,
           Abstain 34,339.

       (iv)Ratification  of the  appointment of Ernst & Young LLP as independent
           auditors  for  the  fiscal  year  ending   December  31,  1997:   For
           12,423,485, Against 17,754, Abstain 14,160.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) The exhibits to this report are listed in the table below.


       Exhibit No.      Exhibit Description
       2.1*             Agreement and Plan of Reorganization dated May 1, 1998, between
                        Northwest  NeuroLogic,  Inc.,  NBI  Acquisition  Corp.  and the
                        Registrant.

       2.2*             Registration Rights Agreement dated May 28, 1998, between certain investors and the Registrant.

       2.3              Form of Warrant pursuant to the Agreement and Plan of Reorganization dated
                        May 1, 1998.

       10.1*            Patent License Agreement dated May 7, 1998 between the U.S. Public Health
                        Service and the Registrant.

       10.2*            Patent License Agreement dated April 28, 1998, between and among Ira Pastan,
                        David Fitzgerald and the Registrant.

       10.3*            Sub-License and Development Agreement dated June 30, 1998, by and between
                        DOV Pharmaceutical, Inc. and the Registrant.

       10.4*            Warrant Agreement dated June 30, 1998, between DOV Pharmaceutical, Inc. and the
                        Registrant.

       10.5*            Warrant Agreement dated June 30, 1998, between Jeff Margolis and the
                        Registrant.

       10.6*            Warrant Agreement dated June 30, 1998, between Stephen Ross and the
                        Registrant.

       27.1             Financial Data Schedule

* Portions of this Exhibit have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission.

   (b) Reports on Form 8-K. During the quarter ended June 30, 1998, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NEUROCRINE BIOSCIENCES, INC.

Dated:  08/14/98             /s/ Paul W. Hawran
                             PAUL W. HAWRAN
                             Senior Vice President and Chief Financial Officer
                             (Principal Financial and Accounting Officer)