Form 10-Q
period 1998-09-30
NEUROCRINE BIOSCIENCES INC
filed 1998-11-16
CIK 914475

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITES AND EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1998

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

                               Yes X      No

    The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 18,208,786 as of October 31, 1998.

                           NEUROCRINE BIOSCIENCES, INC
                                    FORM 10-Q
                                      INDEX


                                                                          PAGE
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements .......................................    3

           Condensed Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997 ..................    3

           Condensed Consolidated Statements of Operations for the
             three and nine months ended September 30, 1998 and 1997 ..    4

           Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 1998 and 1997 .................    5

           Notes to Condensed Consolidated Financial Statements .......    6

  Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................    6

           Overview ...................................................    6

           Results of Operations ......................................    7

           Liquidity and Capital Resources ............................    8

           Year 2000 ..................................................    9

PART II    OTHER INFORMATION

  Item 5   Deadline for Recdipt of Stockholder Proposals ..............   10

  Item 6   Exhibits and Reports on Form 8-K ...........................   10

           SIGNATURES .................................................   11


PART I.    FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                                           Sept 30,     Dec 31,
                                                            1998         1997
                                                         ----------   ----------
                                                         (Unaudited)    (Note)
                                   ASSETS
Current assets

    Cash and cash equivalents ..........................   $ 18,562    $ 15,771
    Short-term investments, available-for-sale .........     47,526      59,321
    Receivables under collaborative agreements .........      1,062         194
    Receivables from related parties and other .........        338         940
    Other current assets ...............................        408         152
                                                           --------    --------
       Total current assets ............................     67,896      76,378

Property and equipment, net ............................      7,333       5,362
Investment in Neuroscience Pharma, Inc. ................      5,044       3,343
Notes receivable .......................................      4,286       4,089
Other assets ...........................................      2,319       2,731
                                                           ========    ========
       Total assets ....................................   $ 86,878    $ 91,903
                                                           ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable ...................................   $  1,145    $  1,822
    Accrued expenses, other current liabilities
       and current portion of long-term liabilities ....      3,916       5,548
                                                           --------    --------
       Total current liabilities .......................      5,061       7,370

Long-term liabilities ..................................      3,153       1,381
                                                           --------    --------
        Total liabilities ..............................      8,214       8,751

Stockholders' equity
    Preferred Stock, $0.001 par value, 5,000,000 shares
       authorized, no shares issued and outstanding
    Common stock, $0.001 par value, 100,000,000 shares
       authorized, issued and outstanding were
       18,208,743 shares in 1998 and 17,686,802
       shares in 1997 ..................................         18          18
    Additional Paid in Capital .........................     97,118      88,586
    Unrealized gains (losses) on marketable securities .         23           2
    Deferred stock compensation and shareholder notes ..       (403)       (559)
    Accumulated deficit ................................    (18,092)     (4,895)
                                                           --------    --------
       Total stockholders' equity ......................     78,664      83,152

                                                           ========    ========
       Total liabilities and stockholders' equity ......   $ 86,878    $ 91,903
                                                           ========    ========

Note: The balance sheet at December 31, 1997 was derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

     See accompanying notes to condensed consolidated financial statements.



                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited; in thousands, except earnings per share data)

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                  --------------------    --------------------
                                     1998       1997        1998       1997
                                  ---------   --------    --------   ---------
REVENUES
    Sponsored research ........   $  1,888    $  2,988    $  5,662    $  8,263
    Milestones ................        750       1,750       2,000       7,750
    Other revenues ............      2,416       1,503       3,819       3,883
                                  --------    --------    --------    --------
       Total revenues .........      5,054       6,241      11,481      19,896

OPERATING EXPENSES
    Research and development ..      8,692       4,998      18,599      14,027
    General and administrative       1,814       1,566       4,682       4,055
    Special charges ...........         --          --       5,510          --
                                  --------    --------    --------    --------
       Total operating expenses     10,506       6,564      28,791      18,082

INCOME (LOSS) FROM OPERATIONS .     (5,452)       (323)    (17,310)      1,814

OTHER INCOME AND EXPENSES
    Interest income ...........      1,174       1,059       3,294       2,892
    Interest expense ..........        (23)        (35)        (87)       (123)
    Other income ..............        264         257         905         696
                                  --------    --------    --------    --------
INCOME (LOSS) BEFORE
    INCOME TAXES ..............     (4,037)        958     (13,198)      5,279

Income taxes ..................         --         145          --         222
                                  --------    --------    --------    --------

NET INCOME (LOSS) .............   $ (4,037)   $    813    $(13,198)   $  5,057
                                  ========    ========    ========    ========

EARNINGS (LOSS) PER SHARE
    Basic .....................   $  (0.22)   $   0.05    $  (0.74)   $   0.30
    Diluted ...................   $  (0.22)   $   0.04    $  (0.74)   $   0.26

SHARES USED IN THE CALCULATION
  OF EARNINGS (LOSS) PER SHARE
    Basic .....................     18,189      16,950      17,925      16,906
    Diluted ...................     18,189      19,327      17,925      19,271


     See accompanying notes to condensed consolidated financial statements.


                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in thousands)


                                                             Nine Months Ended
                                                            September 30, 1998
                                                           ---------------------
                                                              1998       1997
                                                           ----------  ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) ......................................   $(13,198)   $  5,057
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:

  Acquisition of Northwest NeuroLogic for Common Stock ..     4,200          --
  Writedown of investment in Neuroscience Pharma .......      1,281          --
  Depreciation and amortization ........................      1,261         890
  Deferred revenues ....................................       (875)        125
  Deferred expenses ....................................        185         391
  Changes in operating assets and liabilities:
    Other current assets ...............................       (522)     (2,416)
    Other non-current assets ...........................        924      (3,869)
    Accounts payable and accrued liabilities ...........     (1,249)      1,360
                                                           --------    --------
Net cash flows (used in) provided by
 operating activities ..................................     (7,993)      1,538

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ....................    (31,144)    (85,019)
Sales/maturities of short-term investments .............     42,961      89,932
Purchases of property and equipment, net ...............     (3,069)     (2,548)
                                                           --------    --------
Net cash flows provided by investing activities ........      8,748       2,365

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ...............................        477         452
Proceeds from capital lease financing ..................      2,334          --
Principal payments on long-term obligations ............       (776)       (594)
Payments received on shareholder notes receivable ......          1           8
                                                           --------    --------
Net cash flows provided by (used in)
 financing activities ..................................      2,036        (134)
                                                           --------    --------
Net increase in cash and cash equivalents ..............      2,791       3,769

Cash and cash equivalents at beginning of the period ...     15,771      11,325
                                                           --------    --------
Cash and cash equivalents at end of the period .........   $ 18,562    $ 15,094
                                                           ========    ========

SUPPLEMENTAL DISCLOSURES
Schedule of noncash investing and financing activities:
  Conversion of note receivable to investment in NPI ...   $  1,401    $     --
  Conversion of NPI Preferred Stock to investment in NPI      3,855          --
  Sold land for note receivable ........................      3,485          --




     See accompanying notes to condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited. These financial statements include the accounts of Neurocrine Biosciences, Inc. (the "Company") and its wholly owned subsidiary, Northwest NeuroLogic, Inc. ("NNL"). All significant intercompany transactions have been eliminated in consolidation. The Company's minority ownership interest in Neuroscience Pharma, Inc. ("NPI") has been accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 1998.

    The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of the Securities and Exchange Commission on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

    The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.  NET INCOME PER SHARE

    In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128"), basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. As required by SFAS 128, the Company has restated the earnings per share presentations for the periods ended September 30, 1997.

NOTE 3.  COMPREHENSIVE INCOME

    On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Comprehensive Income" ("SFAS 130. SFAS 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Other comprehensive income consisted of gains (losses) on short-term investments of $16,000 and $21,000 for the three and nine months ended September 30, 1998, respectively, and $230,000 and $150,000 for the respective periods in 1997.

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

OVERVIEW

    Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. Revenues are expected to come from the Company's strategic alliances. The Company expects to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of September 30, 1998, Neurocrine has incurred a cumulative deficit of approximately $18.1 million and expects to incur operating losses in the future, which may be potentially greater than losses in prior years.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues for the third quarter of 1998 were $5.1 million compared to $6.2 million for the comparable period in 1997. The decline of $1.1 million in revenues resulted primarily from non-recurring 1997 revenues including $1.1 million in sponsored research payments received under the Janssen collaboration and $1.0 million in milestone payments received under the Novartis collaboration. Other revenues in 1998 included sponsored development reimbursements of $2.1 million from NPI.

    Research and development expenses increased to $8.7 million for the third quarter of 1998 compared to $5.0 million for the same period in 1997. This increase reflects higher costs associated with increased scientific personnel and related expenditures as the Company broadens its clinical development pipeline.

     General and administrative expenses increased to $1.8 million during thrid quarter of 1998 compared to $1.6 million for the same period in 1997. The increase resulted primarily from additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts.

    Interest income increased to $1.2 million during the third quarter of 1998 compared to $1.1 million for the same period last year. This increase was due to higher effective interest yields on the Company's investment portfolio during the third quarter of 1998 compared to the same period last year.

    Net loss for the third quarter of 1998 was $4.0 million or $0.22 per share compared to net income of $813,000 or $0.05 per share ($0.04 per share assuming dilution) for the same period in 1997. The decrease in net earnings and earnings per share resulted primarily from an increase in 1998 research and development expenses of $3.7 million related to the Company's efforts to broaden its clinical development pipeline and $1.1 million of non-recurring sponsored research and milestone revenues received in 1997.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues for the nine months ended September 30, 1998 were $11.5 million compared to $19.9 million for the comparable period in 1997. The decline in revenues of $8.4 million resulted primarily from non-recurring 1997 revenues including $2.6 million in sponsored research payments received under the Janssen collaboration, $1.0 million in milestone payments received under the Novartis collaboration and a $5.0 million research support payment received under the Eli Lilly collaboration. Revenues in 1998 include a $250,000 milestone payment received under the Janssen collaboration and $2.1 million of sponsored development reimbursements from NPI.

    Research and development expenses increased to $18.6 million for the nine months ended September 30, 1998 compared with $14.0 million for the same period in 1997. This increase reflects higher costs associated with increased scientific personnel and related expenditures as the Company broadens its clinical development pipeline.

    General and administrative expenses increased to $4.7 million during the nine months ended September 30, 1998 compared to $4.1 million for the same period in 1997. The increase resulted primarily from additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts.

    Special charges for the nine months ended September 30, 1998 of $5.5 million consisted of $4.2 million related to the acquisition of Northwest Neurologic, Inc. ("NNL") and $1.3 million related to the in-licensing of two chemical compounds for insomnia and glioblastoma and non-cash charges associated with the Company's minority-owned Canadian affiliate.

    Interest income increased to $3.3 million during the nine months ended September 30, 1998 compared to $2.9 million for the same period last year. This increase primarily resulted from higher effective interest yields on the Company's investment portfolio during 1998.

    Net loss for the nine months ended September 30, 1998 was $13.2 million or $0.74 per share ($0.43 per share excluding special charges) compared to net income of $5.1 million or $0.30 per share ($0.26 per share assuming dilution) for the same period in 1997. The decline in net earnings and earnings per share resulted primarily from special charges of $5.5 million (of which $4.9 million were non-cash charges), increased operating expenses of $5.2 million related to the Company's broadened clinical development pipeline, and $8.4 million of non-recurring 1997 revenues.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1998, the Company's cash, cash equivalents, and short-term investments totaled $66.1 million. Cash held by the Company excludes approximately $2.9 million held by NPI, which is available to fund certain of the Company's research and development activities.

    Cash used in operating activities during 1998 was $8.0 million compared to net cash provided of $1.5 million for the same period in 1997. The increase in cash used in operating activities during 1998 was primarily the result of decreased earnings and payment of current liabilities.

    Cash provided by investing activities during 1998 was $8.7 million compared to $2.4 million during the same period in 1997. The increase in cash provided was primarily the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

    Cash provided by financing activities during 1998 was $2.0 million compared to net cash used of $134,000 for the same period in 1997. The increase in net cash provided was primarily due to proceeds received from capital lease financing of $2.3 million.

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

YEAR 2000

    The "Year 2000" issue generally describes the various problems which may result from the improper processing of dates and date-sensitive calculations. Computers and other equipment containing computer-related components (such as programmable logic controllers and other embedded systems) using two digits to identify the year in a date may not be able to distinguish between dates in the 20th century versus the 21st century. This issue could cause system or equipment malfunctions resulting in material and adverse interruptions in operations.

    The Company uses and relies on a variety of information technologies, computer systems and scientific equipment which could be affected by the "Year 2000" issue. In general, the Company has identified two areas for Year 2000 review: internal systems and operations, and external systems and services. The Company believes it has identified and corrected all Year 2000 issues related to its information technology ("IT") systems. The Company is currently analyzing its non-information technology ("Non-IT") systems and expects to have identified risks and planned for corrections within the next few months. Although the analysis of Non-IT systems is not complete, the Company believes that costs to correct any issues identified will be less than $100,000.

    In addition to its internal systems review, the Company plans to contact all of its significant vendors and collaborators to ascertain their Year 2000 readiness and to identify risks associated with external system failures. At that time, the Company will determine the nature and extent of contingency plans it may need to reduce risks of operational interruptions. The Company anticipates that its assessments of its significant third party relationships will be completed by mid 1999.

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


CAUTION ON FORWARD-LOOKING STATEMENTS

    The Company's business is subject to significant risks, including but not limited to, the risks inherent in its research and development activities, including the successful continuation of the Company's strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing its own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if the Company's product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

    Neurocrine will require additional funding for the continuation of its research and product development programs, for progress with preclinical testing and clinical trials, for operating expenses, for the pursuit of regulatory approvals for its product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company may seek to access the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off balance sheet financing. There can be no assurance that adequate funding will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

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


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

DEADLINE FOR RECEIPT OF STOCKHOLDER PROPOSALS

    Stockholders are entitled to present proposals for action at a forthcoming meeting if they comply with the requirements of the proxy rules established by the Securities and Exchange Commissions. Proposals of stockholders of the Company that are intended to be presented by such stockholders at the Company's 1999 Annual Meeting of Stockholders must be received by the Company no later than December 18, 1998 in order that they may be considered for inclusion in the proxy statement and form of proxy relating to that matter.

    If a stockholder intends to submit a proposal at the Company's Annual Meeting, which is not eligible for inclusion in the proxy statement relating to that meeting, the stockholder must give the Company notice in accordance with the requirements set forth in the Securities Exchange Act of 1934, as amended, no later than February 8, 1999. If such a stockholder fails to comply with the foregoing notice provision, the proxy holders will be allowed to use their discretionary authority when and if the proposal is raised at the Company's Annual Meeting in 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of, or incorporated by reference into this report:

         27       Financial Data Schedule

(b) Reports on Form 8-K. During the quarter ended September 30, 1998, the Company filed no current Reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               NEUROCRINE BIOSCIENCES, INC.

Dated:  11/13/98               /s/ Paul W. Hawran
                               PAUL W. HAWRAN
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)