Form 10-K
period 1998-12-31
NEUROCRINE BIOSCIENCES INC
filed 1999-03-31
CIK 914475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

                                   (Mark One)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number: 0-28150
                          NEUROCRINE BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

                               Delaware 33-0525145
                  (State or other jurisdiction (I.R.S. Employer
            of incorporation or organization) Identification Number)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 10555 Science Center Drive, San Diego, CA 92121
               (Address of principal executive office) (Zip Code)
--------------------------------------------------------------------------------

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

         The aggregate market value of the voting stock of the issuer held by non-affiliates of the issuer on March 15, 1999 was approximately $88,054,931, based upon the closing price of such stock of $6.31 on March 15, 1999. As of March 15, 1999, 18,960,581 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Parts I and III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1999 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998.


================================================================================

                                     PART I

ITEM 1. BUSINESS

BACKGROUND

     Neurocrine Biosciences, Inc. is a leading neuroscience company focused on the discovery and development of novel therapeutics for neuropsychiatric, neuroinflammatory and neurodegenerative diseases and disorders. The Company's neuroscience, endocrine and immunology disciplines provide a unique biological understanding of the molecular interaction between central nervous, immune and endocrine systems for the development of therapeutic interventions for anxiety, depression, Alzheimer's disease, insomnia, stroke, glioblastoma, multiple sclerosis, obesity and diabetes.

     The following Business section contains forward-looking statements concerning the continuation of the Company's strategic alliances and the receipt of payments thereunder, the identification of drug targets and selection of lead compounds for clinical development, the commencement and successful conclusion of clinical trials, the receipt of regulatory approvals, and the potential development of future commercial products. Such forward-looking statements necessarily involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, without limitation, that research funding and development will continue under the Company's collaborations, that research and development candidates will successfully proceed through pre-clinical and early stage clinical trials, that development candidates will prove effective for treatment in humans in later stage clinical trials, the timely receipt of regulatory clearances required for clinical testing, manufacturing and marketing of products, the potential adverse impact of competitive technologies, products, and intellectual property rights of third parties, and the failure to achieve product development and commercialization goals. Actual results and the timing of certain events could differ materially from those indicated in the forward-looking statements as a result of these and other factors. See "Risk Factors."

     Neurocrine currently has five programs in clinical development. The Company's CRF receptor antagonist project is currently in Phase II clinical development with its partner, Janssen Pharmaceutica, for anxiety/depression. Neurocrine and its partner, Novartis Pharmaceuticals, are conducting their second Phase II clinical trial with Neurocrine's Altered Peptide Ligand (APL) compound in patients with multiple sclerosis. Neurocrine is conducting a Phase I/II trial with for its IL-4 Fusion Toxin for glioblastoma (malignant brain tumors). The Company has also completed a Phase Ib clinical trial in insomnia with a GABA receptor subtype agonist and recently announced that it commenced a Phase I safety and dose escalating clinical study with an APL compound for Type I Diabetic patients.

PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Neurocrine's most advanced products in research and clinical development. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K.

------------------------------------------------------------------------------------------------------------------------
Program                                    Indication                    Status                Commercial Rights
-------                                    ----------                    ------                -----------------
CRF Receptor Antagonist                    Anxiety/Depression             Phase II             Janssen/Neurocrine
Altered Peptide Ligand                     Multiple Sclerosis             Phase II             Novartis/Neurocrine
IL-4 Fusion Toxin                          Glioblastoma                   Phase I/II           Neurocrine
GABA Receptor Subtype Agonist              Insomnia                       Phase I/II           Neurocrine
Altered Peptide Ligand                     Type I diabetes                Phase I              Neurocrine

CRF Receptor Antagonist                    Stroke                         Development          Neurocrine
CRF / Urocortin Agonist                    Alzheimer's/Obesity            Research             Lilly/Neurocrine
Excitatory Amino Acid Transporters         Stroke                         Research             Wyeth-Ayerst/Neurocrine
Melanocortin Receptor Antagonist           Obesity                        Research             Neurocrine
Chemokine Antagonist                       Inflammatory Disorders         Research             Neurocrine
GNRh                                       Endometriosis                  Research             Neurocrine
Neurogenomics                              Neurodegenerative              Research             NPI/Neurocrine
------------------------------------------------------------------------------------------------------------------------

       (1) "Research" indicates identification and evaluation of compounds in in vitro and animal models.

        "Development" indicates that lead compounds have been discovered that meets certain in vitro and in vivo criteria. These compounds may undergo structural modification and more extensive evaluation prior to selection for preclinical development.


        "Phase I" indicates that Neurocrine or its collaborative partner is conducting clinical trials to determine safety, the maximally tolerated dose and pharmacokinetics of the compound in human volunteers.


        "Phase II" indicates that the Company has received FDA approval to evaluate one of the Company's products in humans to determine safety and efficacy in an expanded patient population.


Neurocrine's Research and Development Programs


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

     The body has several mechanisms to regulate the effects of CRF. The Company's cloning of human CRF receptors and binding proteins suggests that the diverse functions of CRF are mediated through distinct receptor subtypes which are differentially distributed in specific brain areas and in tissues outside of the central nervous system. These targets may offer a mechanism to modulate specific actions of CRF without affecting the broad range of its activities. There are several diseases and disorders such as anxiety, depression and substance abuse in which CRF levels are increased. The deleterious effects of high levels of CRF may be countered by the administration of selective CRF receptor antagonists.

Anxiety

     Anxiety is among the most commonly observed group of CNS disorders, which includes phobias or irrational fears, panic attacks, obsessive-compulsive disorders and other fear and tension syndromes. Estimates by the National Institute of Mental Health suggest that the most commonly diagnosed forms of anxiety disorders may affect 10% of the United States population. Of the pharmaceutical agents that are currently marketed for the treatment of anxiety disorders, a class of compounds known as the benzodiazepines, which includes Valium, is the most frequently prescribed. In spite of their therapeutic efficacy, several side effects limit the utility of these anti-anxiety drugs. Most problematic among these are drowsiness, ataxia (the inability to stand up), amnesia, drug dependency and withdrawal reactions following the cessation of therapy.

     Neurocrine  is  developing  a  new  class  of  therapeutics   that  targets
stress-induced anxiety. In view of the evidence implicating CRF in anxiety-related disorders, Neurocrine is developing small molecule CRF receptor antagonists as anti-anxiety agents that block the effects of overproduction of CRF. The Company believes that these compounds represent a class of molecules based on a novel mechanism of action that may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects. In animal studies used to evaluate anti-anxiety drugs, Neurocrine scientists have demonstrated the efficacy of its clinical compound candidates following oral administration without evidence of apparent side effects. Neurocrine's corporate partner, Janssen, selected a CRF-1 receptor antagonist drug candidate for preclinical testing in 1996 and commenced and completed Phase I clinical trials on the compound in late 1998. Results in animal models of anxiety are not necessary predictive of efficacy in human clinical trials and there can be no assurance that these compounds will demonstrate clinical efficacy in humans. In addition, no assurance can be given that Janssen will successfully initiate and complete Phase II clinical testing or progress to later clinical trials in a timely manner.



Depression

     Depression is one of a group of neuropsychiatric disorders that includes extreme feelings of elation and despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. This condition is believed to result from a combination of environmental factors, including stress, as well as an individual's biochemical vulnerability, which is genetically predetermined. The biochemical basis of depression is thought to involve elevated secretion of CRF and abnormally low levels of other neurotransmitters in the brain such as serotonin. Clinical depression was reported to affect 6% of the population or approximately 25 million individuals in the United States in 1998. Current antidepressant therapies, including Prozac, increase the levels of serotonin and several other chemicals in the brain. Because these drugs affect a wide range of neurotransmitters, they have been associated with a number of side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. Another limitation to most existing antidepressant therapies is slow onset of action.

     Neurocrine and its corporate partner are developing small molecule therapeutics to block the effects of overproduction of CRF for the treatment of depression. The Company has developed several distinct chemical series of CRF receptor antagonists. Janssen selected a drug candidate in 1996 for preclinical testing and commenced Phase I clinical trials on the compound in late 1997 and completed these in 1998. In late 1998 a Phase II open label trial was initiated in patients with major depression. Results from this trial are expected to be available in second half of 1999. No assurance can be given that Janssen will successfully complete Phase II clinical testing of this candidate or that the Phase II data will support continuation of the program and additional clinical trials.

Stroke

     Stroke is an acute neurologic event caused by blockage or rupture of vessels, which supply blood to the brain leading to nerve cell death. Neuronal damage progresses over a period of four to six hours. According to the National Institutes of Health ("NIH") estimates, approximately 500,000 patients experience a stroke in the United States each year, with an approximately equal incidence in the rest of the world. Stroke results in an estimated 150,000 fatalities each year, making it the leading cause of death behind heart disease and cancer, and an estimated additional 150,000 stroke victims suffer permanent neurological damage. Survivors of stroke are at significantly increased risk of suffering another episode. Current treatments for stroke consist of surgery, steroid therapy and anti-platelet therapy. These treatments may help increase blood flow but do not affect the secondary mechanisms which cause nerve cell death.

     Neurocrine believes its CRF receptor antagonist program may have utility in the treatment of stroke. Preliminary experiments in animal models of stroke show enhancement of neuronal survival following treatment with a CRF receptor antagonist. Results obtained in animals are not necessarily predictive of results obtained in humans, and no assurance can be given that the Company will successfully complete pre-clinical development of CRF antagonist drug candidates appropriate for stroke and enter into or complete clinical trials in a timely manner, if at all.

Altered Peptide Ligands

     In North America, five percent of adults, more than two-thirds of them women, suffer from autoimmune diseases (including multiple sclerosis, rheumatoid arthritis, Type I diabetes, systemic lupus erythematosus, and thyroiditis). The body's immune system employs highly specific T cells that recognize and attack foreign antigens that invade the body. Occasionally, certain T cells arise that inappropriately recognize the body's own tissues as foreign. While virtually every individual possesses these self-reactive T cells, in only a fraction of these people do the immune cells actually attack healthy tissue and cause an autoimmune disease. In a healthy individual, the activity of these self-reactive T cells is held in check by other T cells that regulate their function (regulatory T cells). If a defect in regulatory T cell function occurs, or the environment favors the activity of self-reactive T cells, an autoimmune disease results. While it is not clear what triggers the immune attack, a current hypothesis suggests that people who are genetically predisposed to autoimmune diseases come in contact with certain infectious viruses or bacteria. In the process of controlling the infection, the immune system targets an antigen on the infectious agent that resembles a self-antigen. These cells then begin to attack self-tissue, resulting in autoimmune disease. Thus, a failure in regulation of the immune system at the level of dysfunctional regulatory T cells predisposes an individual to autoimmune disease. Current reasoning suggests that the development of immune specific drugs that suppress the action of self-reactive T cells and/or restore the function of regulatory T cells might prove advantageous for the prevention/cure or treatment of an autoimmune disease.

     The T cells involved in the autoimmune disease achieve specificity in their various functions via their cell surface molecules known as T cell antigen receptors ("TCR"). Each T cell expresses its own specific TCR on its surface. T cells recognize antigens, whether foreign or self-derived in the context of a MHC molecule. This then represents the ligand that hooks up and binds to such a TCR. In this manner, a peptide fragment can send a signal to the T cell via an antigen-specific TCR that binds specifically to this antigen. After receiving this signal through its TCR, the T cell will divide, proliferate, secrete cytokines and/or destroy healthy cells.

     If the structure of such a peptide fragment is altered, such that it binds to its specific TCR with much less affinity, this altered peptide ligand ("APL") sends an incomplete signal to the T cell. This incomplete or altered signal can trick a T cell and prevent it from dividing, proliferating, secreting cytokines and/or destroying normal cells. Indeed, if such an APL can be designed to prevent "killer" T cells from destroying healthy cells, it would represent a very useful antigen-specific therapy to prevent the onset of an autoimmune disease.

Multiple Sclerosis ("MS")

     Multiple sclerosis is a chronic immune mediated disease characterized by recurrent attacks of neurologic dysfunction due to damage in the central nervous system ("CNS"). The classic clinical features of MS include impaired vision and weakness or paralysis of one or more limbs. Patients develop a slow, steady deterioration of neurologic function over an average duration of approximately 30 years. The cause of MS is unknown but immunologic or infectious factors have been implicated. According to the National Multiple Sclerosis Society, there are an estimated 350,000 cases of multiple sclerosis in the United States and an equal number of patients in Europe with approximately 20,000 new cases diagnosed worldwide each year. Currently available treatments for MS offer only limited efficacy. Steroids have been used to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immunosuppressive agents has shown limited success. Betaseron (a form of beta-interferon) has been shown to delay the onset of flare-ups of the symptoms in patients and has been approved for marketing by the FDA. In addition, Avonex, a similar form of beta-interferon, and Copaxone, a random peptide polymer, have received FDA approval for relapsing remitting MS. In clinical trial with the beta-interferon products, these therapies slowed progression of disease in MS patients, yet lead to a variety of side effects including "flu-like" symptoms.

     Neurocrine's cofounder, Dr. Lawrence Steinman, identified the dominant invading T cell in the brains of patients who had died of MS. Dr. Steinman further identified the dominant target or recognition site on the myelin sheath to which invading T cells bind. Neurocrine has exclusively licensed this technology and has designed altered peptide ligands, which resemble native disease-causing molecules of the myelin sheath. These molecules have been altered to attract and bind to disease-causing T cells and inhibit their destructive capabilities. Neurocrine's altered peptide ligand for the treatment of MS has been shown to reverse disease in animal models of MS and decrease the production of cytokines such as gamma interferon and tumor necrosis factor-alpha which contribute to the disease. These same molecules demonstrate the ability to silence pathogenic T cells from MS patients in vitro. Together with Novartis, the Company's collaborative partner for this program, Neurocrine filed an IND and received approval in 1996 to commence clinical trials. The Company and Novartis subsequently completed Phase I clinical trials, and two Phase II clinical trials currently underway in North America and Europe and are scheduled to complete by the fourth quarter of 1999 or the first quarter 2000. Results obtained in animal models of MS are not necessarily predictive of results obtained in man, and Phase I trials are not designed to predict efficacy. No assurance, therefore, can be given that Novartis will successfully complete the current Phase II clinical studies or that results of these studies will warrant additional clinical development of potential product.

Type I Diabetes

     Utilizing its experience in the development of APL for Multiple Sclerosis, Neurocrine has extended this approach to Type I or juvenile-onset diabetes. Like MS, in Type I diabetes the immune system has erroneously targeted healthy tissue, in this case the pancreatic cells responsible for the production of insulin. Type I diabetes is one of the most prevalent chronic conditions in the North America, afflicting approximately 890,000 patients in 1997. Diabetics suffer from a number of complications of the disease including heart disease, circulatory problems, kidney failure, neurologic disorders and blindness. Current therapy for Type I diabetes consists of daily insulin injections to regulate blood glucose levels.

     The Company believes that an altered peptide ligand specific for autoimmune T cells involved in diabetes may stop the destruction of the insulin secreting cells in pre-diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. Working with a leading Diabetologist at the Barbara Davis Center for Childhood Diabetes at the University of Colorado, Neurocrine scientists have engineered one of the dominant pancreatic antigens which is no longer recognized by the pathogenic immune cell. In preclinical models this APL was capable of eliciting a protective immune response by generating cells that secrete factors capable of regulating the destructive cells reducing the incidence of diabetes. In addition, experiments using immune cells derived from the blood of Type 1 diabetes patients indicate that APL are recognized by immune cells response to insulin, suggesting that the APL may have the potential to intervene in the disease process in humans. Neurocrine is currently conducting a Phase I safety and dose escalating clinical program in diabetic patients in Europe. The results of the Company's preclinical studies in animals and cells derived from Type I diabetes patients are not necessarily predictive of the results the Company will see treating Type I diabetes patients. There can be no assurance that the APL will prove safe in Phase I studies or that the Company will conduct additional clinical trials.

IL-4 Fusion Toxin

     IL-4 receptors are highly expressed in malignant brain tumors as well as in cancers of the breast, kidney, lung, colon, stomach, ovary, prostate, and in melanoma and mesothelioma. Immunotoxins are a novel form of anticancer therapy under investigation in a variety of clinical situations. The immunotoxin is designed to carry a cellular toxin, such as Pseudomonas exotoxin, to a target antigen, expressed on cancer cells. Targeted toxins have several theoretical advantages over conventional chemotherapy in that they may be extremely potent and effective in chemotherapy-resistant T cells.

     Malignant brain tumors, both primary and metastatic, are a major cause of cancer death. Despite current therapeutic options such as surgery, radiation, and chemotherapy, the median survival rate for malignant brain cancer is only in the range of 9-12 months. Approximately 17,400 new cases of primary brain cancer and 75,000 cases of metastatic brain tumor are diagnosed in the United States each year, with comparable incidence numbers in Europe. According to the American Cancer Society, the incidence of malignant brain tumors is rising. Glioblastoma (grade 4 astrocytoma) is the most common primary malignant brain tumor. These tumors arise within the brain and generally remain confined to the brain. The clinical course of glioblastoma is characterized by relentless loss of vital neurological functions and death within approximately twelve months.

     In 1998, the Company exclusively licensed from the National Institutes of Health an anti-cancer compound, referred to as IL-4 Fusion Toxin. NBI-3001, or IL-4 Fusion Toxin is an immunotoxin which fuses interleukin-4 ("IL-4"), a cytokine, to Pseudomonas exotoxin. This molecule was designed as a result of a collaboration between the FDA and the National Cancer Institute. IL-4 receptors Fusion Toxin is a chimeric protein in which a cytokine (blood cell growth factor) known as interleukin 4 (IL-4) has been joined together with another molecule, an exotoxin that can destroy cancer cells. The IL-4 portion of the Fusion Toxin preferentially binds to human cancer cells, which express elevated levels of high affinity receptors for IL-4 on their surface. The advantage of targeting the IL-4 receptor is that expression of the receptor is absent or undetectable in normal brain tissue.

     In the preclinical setting, NBI-3001 has been found to be highly cytotoxic to brain tumor cell lines in vitro, and exhibits anti-tumor activity in in vivo models of brain tumor. NBI-3001 has completed a Phase I safety trial under an Investigator sponsored IND in which (9) patients with recurrent malignant glioblastoma were treated. Results were presented at The Society for Neuro-Oncology Meeting in an abstract entitled "A Circularly Permuted Interleukin-4 Pseudomonas Exotoxin for Treatment of Malignant Gliomas." In this study, NBI-3001 produced no evident systemic or neurological toxicities as documented by serum chemistry, hematology screen including liver panels and neurological examinations. A physician-IND clinical trial does not replace the need for Company-sponsored clinical trials, but can provide a preliminary indication as to whether further clinical trials are warranted. However, results from the Physician IND sponsored clinical study may not be repeated in a larger study. NBI-3001 is currently undergoing a Phase I/II trial targeting enrollment of thirty (30) subjects with recurrent glioblastoma in which the primary endpoints are safety, tumor regression, and progression free survival. The Company intends to complete enrollment of this trial in 1999, and if results warrant, commence an efficacy trial for NBI-3001 in early 2000. No assurance can be given that the Company will successfully complete clinical testing or progress to later clinical trials in a timely manner, or at all.

GABA Subtype Receptor Agonists

Insomnia

     The term "insomnia" is used to describe all conditions related to the perception of inadequate or non-restful sleep by the patient. According to a Gallup Survey conducted on behalf of the National Sleep Foundation, 49% of all Americans say that they have trouble sleeping. Often undiagnosed or dismissed, insomniacs have trouble falling asleep, remaining asleep or staying awake. Insomnia was also shown to be related to the age and sex of the individuals, the prevalence of which is higher in older individuals and females. While insomnia is reported to be a major problem in the adult population worldwide, only approximately 10% of such patients seek prescription sleeping medications for their condition. This fact may result from the perceived side effect profile of currently marketed sedative-hypnotics.

     In the recent past, the majority of patients treated for insomnia have utilized non-benzodiazepine compounds, which show an improved side effect profile over the benzodiazepine class of sedative-hypnotics utilized during the 1980's. However, currently marketed products continue to exhibit certain unfavorable side effects, including synergy with other CNS depressants (especially alcohol), the development of tolerance upon repeat dosing, rebound insomnia following discontinuation of dosing, hangover effects the next day, and impairment of psychomotor performance and memory. Memory impairment, which can include amnesia for events occurring prior to and after drug administration, is of particular concern in the elderly whose cognitive function may already be impaired by the aging process. The elderly population, which represent a large portion of the insomnia market, would especially benefit from a novel therapeutic with an improved safety profile, rapidity of onset, and decrease in memory impairment.

     In 1998 the Company signed an exclusive worldwide licensing agreement with DOV Pharmaceuticals, Inc. for a compound in clinical development for the treatment of insomnia. The compound, NBI-34060, works through the activation of the benzodiazepine site on a GABA receptor subtype. It is through this mechanism that the currently marketed therapeutics produces their sleep-promoting effects. However, NBI-34060, a next generation compound, is chemically distinct from the benzodiazepines with a potentially improved pharmacokinetic profile and receptor subtype selectivity, which may reduce the side effects characteristic of the currently marketed products.

     Receptor binding studies and preclinical animal studies on NBI-34060 indicate that it is a highly potent GABAA receptor agonist specific for the Type 1 site. In animal studies, NBI-34060 shows a reduced tolerance to sedation, suggesting a lower potential for abuse, and a reduced tendency to potentiate the deleterious effects of alcohol. In addition, in animal models NBI-34060 appears to be devoid of next day hangover effects and is expected to have a considerably reduced amnestic potential.

     Prior to licensure by the Company, a Phase I clinical trial was conducted in forty-two (42) subjects. The study was designed to determine the safety and tolerance of NBI-34060, and provide a preliminary evaluation of the sedative-hypnotic potential in normal volunteers as reflected in self-ratings of drowsiness, disruption of memory, and impairment of psychomotor performance. NBI-34060 was well tolerated, with no serious or unexpected adverse events ("AEs") reported. The only consistently reported side effect was drowsiness, indicating strong potential for the sedative-hypnotic properties of the compound.

     Based on results from this Phase I study, in the first quarter of 1999, Neurocrine completed a Phase Ib clinical trial in thirty (30) healthy volunteers to further explore the safety and kinetic profile of NBI-34060. As demonstrated in the first Phase I trail, NBI-34060 demonstrated an adequate safety profile. The Company currently intends to conduct a Phase II clinical program in 1999 to evaluate the efficacy of NBI-34060 in subjects with chronic insomnia, and if results warrant, initiate a pivotal Phase III trial in 2000. There can be no assurance that the side effects and efficacy profile of NBI-34060 seen in the Company's animal models and Phase I trials will be confirmed in the Phase II trial or that the results of the Phase II trial will warrant further study.

CRF / Urocortin Agonist

     The body has several mechanisms to regulate the effects of CRF. CRF-binding protein ("CRF-BP") binds to CRF and holds it in an inactive state, tightly regulating levels of CRF in certain brain regions. CRF-BP may provide a novel target to selectively increase levels of CRF in diseases that are associated with decreased levels of CRF, such as Alzheimer's disease and obesity. In addition, agonists of the CRF-2 receptor may represent a therapeutic strategy to elevate CRF and a related neuropeptide urocortin for the treatment of these disorders.

Alzheimer's Disease

     Alzheimer's disease is a neurodegenerative brain disorder that leads to progressive memory loss and dementia. Alzheimer's disease generally follows a predictable course of deterioration over eight years or more, with the earliest symptom being impairment of short-term memory. Gradually, memory loss increases, reasoning abilities deteriorate, and individuals become depressed, agitated, irritable and restless. In the final stages of the disease, patients become unable to care for themselves. According to the National Alzheimer's Association, in 1994 over four million individuals in the United States suffered from Alzheimer's disease. Alzheimer's disease is the fourth leading cause of death for adults, responsible for over 100,000 deaths in 1994. Marketed therapies currently available for the treatment of Alzheimer's disease are severely limited. Tacrine and Aricept have been recently approved for this indication, but, show limited memory improvement in Alzheimer's patients; concerns regarding drug-induced elevations in liver enzymes and other side effects have limited the widespread use of these products.

     Neurocrine scientists have found that there are significant decreases in CRF levels in the brain areas that are affected in Alzheimer's disease. In spite of reduced CRF concentrations, CRF-BP levels are not decreased in areas of the brain affected by Alzheimer's disease, thereby providing the Company with a novel target for drug intervention. Consequently, Neurocrine is developing CRF-BP antagonists to displace CRF from the binding protein and effectively increase the amount of "free CRF" available to interact with the CRF receptors. This strategy is expected to selectively raise the concentration of CRF in brain areas involved in learning and memory processes. Because the therapeutic is designed to restore normal levels of CRF only in these areas, the Company believes that the drug will not induce the side effects associated with administering CRF directly, such as anxiety. Current efforts are underway to identify and optimize molecules through high-throughput screening of small molecule libraries. However, no assurance can be given that the Company and its corporate partner, Eli Lilly, will successfully identify suitable candidate compounds for development in a timely manner, or at all.

Obesity

     Obesity is the most common nutritional disorder in Western societies. As many as three in ten adult Americans weigh at least 20% in excess of their ideal body weight, and 35 million people in the United States are characterized as clinically obese. Increased body weight is a significant public health problem because it is associated with a number of serious diseases, including Type II diabetes, hypertension, hyperlipidemia and several cancers. Although obesity has been commonly considered to be a behavioral problem, there is now evidence that body weight is physiologically regulated. The regulation of body weight is complex and appears to consist of both centrally and peripherally acting mechanisms.

     Preliminary data indicates that CRF and a related neuropeptide, urocortin, may act as central regulators of both appetite and metabolism. Neurocrine has evaluated CRF-BP antagonists and CRF receptor agonists in various animal models of obesity and have shown effects of reduced food intake and weight loss. Neurocrine and its corporate partner Eli Lilly are screening and optimizing small molecule compounds for evaluation in confirmatory preclinical studies. However, no assurance can be given that the Company and its corporate partner will successfully identify CRF and urocortin agonists suitable as anti-obesity therapeutics in a timely manner, or at all. Further, even if the Company and Lilly are successful in identifying drug candidates, the results obtained in animals are not necessarily predictive of results obtained in humans, and no assurance can be given that the Company will progress to clinical trials or successfully complete clinical trials in a timely manner, if at all.

Excitatory Amino Acid Transporters ("EAATs")

     EAATs serve as novel targets for the development of drugs, which modulate toxic levels of glutamate in the brain. Neurotransmitter transporters play an important role in regulating the levels of neurotransmitters, and some of the most successful CNS drugs are ones that selectively target these transporters. For example, the Selective Serotonin Reuptake Inhibitors ("SSRIs") such as Prozac selectively inhibit the serotonin transporter modulating the serotonin levels for therapeutic benefit. Similarly, Neurocrine is targeting the EAATs to selectively modulate the levels of the excitatory neurotransmitter glutamate to produce a therapeutic benefit in disorders where glutamate levels are abnormal such as in stroke, head trauma, retinal ischemia, schizophrenia and other neurodegenerative and psychiatric disorders. Neurocrine has entered into collaboration with Wyeth-Ayerst focusing on modulating glutamate transporter function as a novel strategy for the treatment of neurodegenerative disorders. Neurocrine and Wyeth-Ayerst will target the EAATs to selectively modulate the levels of the excitatory neurotransmitter glutamate to produce a therapeutic benefit in disorders where glutamate levels are abnormal. These activities will include basic research to understand the function and regulation of the transporters, the identification of suitable chemical hits, along with the identification and characterization of chemical and biological leads. There can be no assurance that the Company and Wyeth-Ayerst will be successful in demonstrating EAATs as therapeutic targets or that they will identify any product candidates for pre-clinical or subsequent clinical development.

Melanocortin Receptor Antagonists

     Melanocortin receptors are involved in the control of endocrine, autonomic and central nervous system function. To date, a family of five melanocortin receptor subtypes has been identified; several of which have been cloned by the Company's consultants and scientists. One of the melanocortin receptor subtypes, MC4, has recently been identified as an important regulating mechanism for appetite, body weight and insulin secretion which represents a novel target for the treatment of obesity and diabetes. This technology combined with Neurocrine's expertise in obesity, anorexia nervosa and diabetes provides additional avenues for the discovery of effective therapies for the treatment of other endocrine functions and brain disorders.

Chemokines

     Chemokines are immune / inflammatory mediators considered central to the trafficking of leukocytes. Restricted and sub-type specific expression of their receptors in different pathologies and on T lymphocytes, dendritic cells and CNS tissue, suggests a role for these mediators in diseases characterized by CNS inflammation and leukocyte invasion. All ligand-receptor interactions lead to migration of the cell types expressing the receptor, hinting at a central role for these molecules in the recruitment / invasion of the diseased tissue by these cells and their potential role in the ensuing destruction. Antagonism of this effect may, therefore, be of benefit. In addition to an in-depth program of discovery research, the Company has decided to screen our library against these receptor systems in order to identify small molecule antagonists. Since chemokines are large proteins and have multiple interaction sites with their receptors, the design of specific, high-affinity competitive antagonists will be required. Antagonists are being tested in inflammatory animal models including experimental autoimmune encephalomyelitis (EAE, for MS), arthritis, and diabetes.

     Given the complexity of the chemokine area, Neurocrine has focused on the more recently discovered receptors in an attempt to generate small molecule antagonists. To that end, numerous chemokine receptors have been expressed, screened against our small molecule library, and structure activity studies undertaken. There can be no assurance that the Company's research in this area will lead to product candidates.

Gonadotrophin-Releasing Hormone (GnRH) Receptor

     Gonadotrophin-releasing hormone is a hypothalamic decapeptide that stimulates the secretion of the pituitary gonadotropins, luteinizing hormone
(LH) and follicle-stimulating hormone (FSH). The gonadotropins, in turn, are necessary for gonadal steroid production and normal reproductive function. Chronic administration of GnRH superagonist peptides has been found to cause down regulation of the GnRH receptor resulting in a paradoxical reduction in circulating levels of testosterone or estrogen, equivalent to surgical castration or oophorectomy, respectively. This reversible shutdown of the reproductive endocrine axis has proven clinically useful in treating hormone dependent proliferative diseases such as endometriosis, prostate carcinoma, and breast cancer, and resulted in several peptide drugs such as Lupron and Zoladex, with an estimated market in excess of $1 billion. However, current peptide agonist based drugs have several drawbacks. They require 3-4 weeks before the regulatory activities are observed, and during this period their stimulatory effects can result in a worsening of the disease. Being peptides they also require subcutaneous injection or nasal administration and are expensive to manufacture.

     The Company has screened its small molecule library and has conducted structure activity studies aimed at producing a small molecule GnRH antagonist. Several series of small molecule compounds have been identified and are being evaluated as candidates for further development.

Neurogenomics

     The brain and spinal cord are comprised of two major cell types - glial cells and neurons. Glial cells are the most prevalent cell types in the central nervous system, comprising over 75% of all brain cells. The gene products from these cells are crucial for the survival and development of neurons. Neurons are CNS cells that transmit and receive complex electrical and chemical messages from other neurons to control all cognitive processes. In certain pathological states, excessive glial activity results in the activation of cytosine and related genes. The proteins encoded by these genes may be implicated in the degenerative cascade leading to neurological disorders such as Alzheimer's disease, stroke, multiple sclerosis, Parkinson's disease, epilepsy and AIDS dementia. For example, in AIDS, the HIV virus does not attack neurons but does infect glial cells which in turn release inflammatory cytokines and other factors which are toxic to neurons. Similarly, in Alzheimer's disease, accumulating evidence suggests complex interactions between neurons, glia and a protein fragment known as beta amyloid leading to formation of senile plaques and neurodegeneration. Currently, it is estimated that only a small fraction of genes involved in neurodegeneration or regeneration has been identified. The identification of novel CNS genes involved in the neurodegenerative process may yield new therapeutic opportunities.

Neurodegenerative Diseases and Disorders

     Neurodegenerative diseases and disorders involve damage to the cellular structure of the brain either acutely, as in stroke or trauma, or chronically, as in epilepsy and Alzheimer's disease. To date, only a limited number of effective therapeutics exists to treat neurological disorders, resulting in significant economic and social costs. In 1998, over 26 million people are estimated in the United States to be affected by neurological disorders.

     Activation of glial cells is a common feature of many neurodegenerative diseases. The primary goal of Neurocrine's Neurogenomics program is to identify and characterize novel genes that are induced in glial cells under conditions that lead to neurodegeneration or regeneration. The Company is focusing on stroke, multiple sclerosis, AIDS dementia, epilepsy, Parkinson's disease and Alzheimer's disease. The unique conditions leading to neurodegeneration in each of the disorders have been established in both animal and cellular models of the disease. Neurocrine is actively isolating and analyzing genes associated with neuronal cell death utilizing state of the art molecular biology, gene sequencing and bioinformatics. In addition, activated genes that are neuroprotective or allow for the regeneration of neurons may also be identified.

     Novel neurodegenerative genes that are discovered may include proteins, enzymes or receptors. Protein signaling molecules or the genes encoding such molecules may be utilized as therapeutics, while enzymes and receptors may serve as new targets for drug discovery. Neurocrine currently intends to place the receptors and enzymes encoded by these genes in high-throughput screens in an attempt to discover small molecule therapeutics to treat neurodegenerative disorders. To date, the Company has identified novel genes of which a number are undergoing biological evaluation in in vitro and animal models. The Company currently intends to identify candidate genes as drugs or drug targets for one or more neurological diseases. However, there can be no assurance that the Company will successfully identify suitable gene candidates for development in a timely manner, or at all.



BUSINESS STRATEGY

     The Company's strategy is to utilize its understanding of the biology of the central nervous, immune and endocrine systems to identify and develop novel therapeutics. There are five key elements to the Company's business strategy:

     Target Multiple Product Platforms. The Company believes certain central nervous system drug targets, such as CRF, EAATs and MCH represent significant market opportunities in psychiatric, neurologic and metabolic disorders. Immunological targets, such as altered peptide ligands, offer therapeutic strategies related to autoimmune diseases. Neurogenomics and chemokines allow the Company to combine its neuroscience and immunology expertise with new drug discovery technologies to identify novel gene-related product or gene therapy opportunities.

     Identify Novel Neuroscience and Immunology Drug Targets for the Development of Therapeutics Which Address Large Unmet Market Opportunities. Neurocrine employs molecular biology as an enabling discipline to identify novel drug targets such as receptors, genes and gene-related products. The Company uses advanced technologies, including combinatorial chemistry, high-throughput screening, gene sequencing and bioinformatics, to discover and develop novel small molecule therapeutics for diseases and disorders of the central nervous and immune systems including anxiety, depression, Alzheimer's disease, multiple sclerosis, neurodegeneration, diabetes, obesity and insomnia.

     Leverage Strategic Alliances to Enhance Development and Commercialization Capabilities. Neurocrine intends to leverage the development, regulatory and commercialization expertise of its corporate partners to accelerate the development of its potential products, while retaining commercial or co-promotion rights in North America. The Company intends to further leverage its resources by continuing to enter into strategic alliances and novel financing mechanisms to enhance its internal development and commercialization capabilities.

     To date, Neurocrine has entered into strategic alliances with Janssen focusing on CRF receptor antagonists to treat anxiety, depression, and substance abuse; with Novartis to develop altered peptide ligands for the treatment of MS; and with Lilly to collaborate in the discovery, development and commercialization of CRF-BP antagonists and CRF agonists for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. More recently, the Company entered into a collaboration with Wyeth-Ayerst Laboratories for the research; development and commercialization of compounds with modulate excitatory amino acid transporters. The Company has also formed NPI, a research and development subsidiary, to finance its Neurosteroid clinical development program, which has been discontinued and its Neurogenomics programs. In 1999 the Company entered into a collaboration agreement with Wyeth-Ayerst to research, develop and commercialize compounds which modulate excitatory amino acid transporters ("EAATs") for the treatment of neurodegenerative and psychiatric diseases.

     In addition, in 1998 Neurocrine entered into two alliances with other companies to enhance its drug discovery and development capabilities. The first alliance is with Medtronic Inc. to study the stability and compatibility of IL-4 Fusion Toxin in Medtronic's implantable drug pump and catheter system. The second alliance is with Caliper Technologies. Neurocrine and Caliper are collaborating to apply Caliper's microfluidics technology to the ultra-high throughput screening of Neurocrine's proprietary targets.

     Outsource Capital Intensive and Non-Strategic Activities. Neurocrine intends to focus its resources on research and development activities by outsourcing its requirements for manufacturing, preclinical testing and clinical monitoring activities. The Company utilizes contract current Good Manufacturing Processes ("cGMP") manufacturing for clinical programs including the IL-4 Fusion Toxin program, insomnia and diabetes. Neurocrine believes that availability of skilled contract manufacturers and contractors will allow the Company to focus on its core discovery and development programs to generate additional product opportunities.

     Acquire Complementary Research and Development Drug Candidates. Neurocrine plans to continue to selectively acquire rights to products in various stages of research and clinical development in the fields of neurology and immunology to take advantage of the development and future commercialization capabilities it is developing in cooperation with its strategic partners. In 1998 the Company licensed from the National Institutes of Health an IL-4 Fusion Toxin which is currently in Phase I/II clinical trials for recurrent glioblastoma. In May 1998 the Company completed the acquisition of Northwest NeuroLogic, Inc. (NNL), acquiring the intellectual property surrounding the Excitatory Amino Acid Transporters (EAATs) 1 through 5 and Melanocortin receptors. In addition, the scientific founders of NNL, Drs. Roger Cone and Susan Amara, of the Vollum Institute became exclusive consultants to the Company. Also in June 1998, the Company exclusively licensed worldwide commercial rights from DOV Pharmaceuticals, Inc. for a compound which has completed Phase I clinical development for the treatment of insomnia.



TECHNOLOGY

     Neurocrine utilizes advanced technologies to enhance its drug discovery capabilities and to accelerate the drug development process. These technologies include:

     High-Throughput Screening ("HTS"). Neurocrine has assembled a chemical library of diverse, low molecular weight organic molecules for lead compound identification. The Company has implemented robotics screening capabilities linked to its library of compounds that facilitate the rapid identification of new drug candidates for multiple drug targets. The Company believes that the utilization of high-throughput screening and medicinal and peptide chemistry will enable the rapid identification and optimization of lead molecules.

     Combinatorial Chemistry. Recent developments in both computational and combinatorial chemistry have shown that it is now possible to design small libraries focused around hits emerging from HTS both to evaluate rapidly the quality of such hits and also subsequently optimize the selected hits into advanced lead candidates. The approach involves learning from the set of hits as a whole and using this information to design libraries of compounds that may be structurally independent of the original hits. Neurocrine is acquiring the necessary technologies to facilitate the process of library design, parallel synthesis and rapid purification and characterization of compounds. Neurocrine will use the same process to supplement the corporate compound library with structures relevant for internal projects and hence improve the likelihood that HTS will discover a meaningful array of useful hits.

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

     Bioinformatics. Neurocrine's Neurogenomics program creates a significant amount of genetic sequence information. Applied genomics relies on information management systems to collect, store and rapidly analyze thousands of gene sequences. Neurocrine has developed a bioinformatics system, which the Company believes will allow it to identify novel genes, which are involved in neurodegeneration. Data are collected by automated instruments and stored and analyzed by Neurocrine using customized computational tools. To date, Neurocrine's molecular biologists have identified over 4,500 novel genes.



STRATEGIC ALLIANCES

     The Company's business strategy is to utilize strategic alliances and novel
financing   mechanisms  to  enhance  its   development   and   commercialization
capabilities. To date, Neurocrine has completed the following alliances:

JANSSEN PHARMACEUTICA, N.V.

     On January 1, 1995,  Neurocrine  entered  into a research  and  development agreement with Janssen to collaborate in the discovery, development and commercialization of CRF receptor antagonists focusing on the treatment of anxiety, depression and substance abuse (the "Janssen Agreement"). The collaboration utilizes Neurocrine's expertise in cloning and characterizing CRF receptor subtypes, CRF pharmacology and medicinal chemistry. Pursuant to the Janssen Agreement, the Company has received $2.0 million in license payments. In connection with the Janssen Agreement, Johnson & Johnson Development Corporation ("JJDC") purchased $5 million of the Company's Common Stock. The collaborative research portion of the Janssen Agreement was completed as scheduled in 1997.

     In 1996 Janssen selected a clinical candidate and commenced clinical trials in Europe. Under the Janssen Agreement, Neurocrine is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression, and substance abuse, and up to $9.0 million in milestone payments for other indications, in each case upon achievement of certain development and regulatory goals. As of December 31, 1998 the Company has received $3.5 million in milestone payments from Janssen. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on Janssen product sales throughout the world. The Company has certain rights to co-promote such products in North America. There can be no assurance that the Company and its corporate partner will be successful in developing, receiving regulatory approvals or commercializing any potential products discovered under the Janssen Agreement. As a result, there can be no assurance that any product development milestone or royalty payments will be made.
NOVARTIS

     In January 1996, the Company entered into a binding letter agreement with Ciba-Geigy (which subsequently became Novartis) to develop altered peptide ligand therapeutics for the treatment of MS based upon the Company's drug development candidates and expertise in immunology and protein chemistry. In December 1996, the Company and Novartis entered into a definitive agreement (the "Novartis Agreement") incorporating the terms and conditions set forth in the letter agreement and certain other terms and conditions agreed to by the Company and Novartis. Novartis paid the Company a $5.0 million non-refundable fee prior to executing the Novartis Agreement. In connection with the Novartis Agreement, Novartis purchased $10.0 million of the Company's Common Stock. Pursuant to the Novartis Agreement, Novartis is obligated to provide the Company with $3.5 million in research and development funding, plus certain other program expenses, each year for five years ending on December 31, 2000. In event that no biological license application ("BLA") has been filed as a result of the collaboration by December 31, 2000, then Novartis may be obligated to provide the Company with an additional $2.5 million per year thereafter until a Product License Application is filed, except in certain circumstances. As of December 31, 1998 the Company has received a total of $20.2 million in license fees and research funding under the Novartis Agreement (including the $5.0 million non-refundable fee). Neurocrine is also entitled to receive milestone payments if certain research, development and regulatory milestones are achieved. Milestone payments were $3.8 million and $2.3 million in 1997 and 1998, respectively. Novartis has the right to terminate the Novartis Agreement on six months' notice, which may be given at any time after December 30, 1997.

     The Company has granted Novartis an exclusive license outside of the United States and Canada to market altered peptide ligand products developed under the Novartis Agreement for multiple sclerosis. Neurocrine is entitled to receive royalties on product sales in these territories. The Novartis Agreement provides that the Company and Novartis will collaborate in the marketing of products developed under the Novartis Agreement in the United States and Canada. Neurocrine is entitled to receive a share of the profits resulting from sales of altered peptide ligand products in the United States and Canada subject to the recoupment of a portion of Novartis's development costs. Neurocrine retains the right to convert its profit share to the right to receive royalty payments at its sole discretion in which case no repayment of development costs are due to Novartis and Novartis will have exclusive marketing rights. Neurocrine is obligated to repay a portion of the development costs of any potential product developed pursuant to the collaboration unless the Company elects to convert to the right to receive royalty payments. There can be no assurance that the Company and Novartis will be successful in developing or commercializing any potential products. As a result, there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

ELI LILLY AND CO.

     On October 15, 1996, Neurocrine entered into a research and license agreement (the "Lilly Agreement") with Lilly to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease and CRF-2 agonists for CNS mediated diseases and disorders. Neurocrine has received $14.5 million in research payments under the Lilly Agreement, of which $4.0 million was received in 1998. Neurocrine expects to receive an additional $3.0 million in research payments through October 31, 1999, as well as additional sponsored research payments over the subsequent two-year period if certain milestones are met, and up to an additional $49.0 million in milestone payments for the first two products for dementia or obesity if certain development and regulatory milestones are achieved. The Company has granted Lilly an exclusive worldwide license to manufacture and market CRF binding protein ligand antagonists and CRF-2 agonist products. Lilly is obligated to fund clinical development and marketing expenses (except as set forth below) and is responsible for clinical development, regulatory compliance, and manufacturing of products. Neurocrine is entitled to royalties on product sales. At its option, Neurocrine is entitled to receive a portion of the profits resulting from sales of products for the treatment of dementia in the United States (subject to the Company's obligation to pay a portion of the development costs for such product). Lilly has agreed to provide the Company with access to a portion of its chemical compound library for screening against targets outside of the field of the Lilly Agreement and other Lilly program areas, subject to the Company's obligation to pay Lilly royalties on sales of products developed based on compounds in such library and milestone payments based upon certain development and regulatory milestones for such products. There can be no assurance that the Company's research under the Lilly Agreement will be successful in discovering any potential products or that Lilly will be successful in developing, receiving regulatory approvals, or commercializing any potential products that may be discovered. As a result there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

WYETH-AYERST

     Effective January 1, 1999, the Company entered into a Collaboration and License Agreement relating to the research, development and commercialization of compounds which modulate excitatory amino acid transporters ("EAATs") for the treatment of neurodegenerative and psychiatric diseases. Pursuant to the agreement, Wyeth-Ayerst will provide the Company with up to $13 million in research and development funding. The initial term of the funded research will be three years, subject to earlier termination or extension upon achievement of certain benchmarks upon mutual agreement of the parties. The Company is also entitled to receive up to $69.2 million in milestones upon achievement of certain research, development and regulatory events.

     In addition, under certain circumstances the Company may have the opportunity to co-promote products with Wyeth-Ayerst in the United States and Canada. There can be no assurance that the Company and Wyeth-Ayerst will be successful in research and drug discovery based on this technology, that any pre-clinical and clinical drug candidates arising from the collaboration will generate commercial product candidates that have viable clinical, regulatory and intellectual property profiles or that any commercial products arising from the collaboration will enjoy market acceptance. Therefore, there can be no assurance that any milestones or royalty income will be payable to the Company under its agreement with Wyeth-Ayerst.

NEUROSCIENCE PHARMA INC.

    In March 1996, Neurocrine formed Neuroscience Pharma, Inc. ("NPI"), a research and development company. Neurocrine licensed to NPI certain technology and Canadian marketing rights to the Company's Neurosteroid and Neurogenomics programs in exchange for 49% of the outstanding Common Stock of NPI. A group of Canadian institutional investors invested approximately $9.5 million in NPI in exchange for Preferred Stock of NPI, which could be exchanged for shares of Neurocrine's Common Stock. During 1997 and 1998 these investors redeemed the Preferred Stock for an aggregate of 1,279,758 shares of Common Stock of the Company. Pursuant to a Research and Development Agreement with a wholly owned subsidiary of the Company, NPI committed to expend an aggregate amount of $9.5 million for clinical development of DHEA, a neurosteroid for Alzheimer's Disease. The DHEA Neurosteroid Program was discontinued in March 1999 following results from the Phase II/III trial. Despite suggestion of efficacy from a previously completed 60 patient Phase II trial, the results of its Phase II/III trial did not demonstrate a difference in efficacy between patients treated with DHEA versus placebo. Based on these results, NPI has discontinued further development of DHEA. NPI will continue its research activities in the area of neurogenomics. Pursuant to such Research and Development Agreement, NPI is entitled to receive royalties on sales of products developed in these programs as well as exclusive Canadian marketing rights for such products in the event that the Company has not terminated the technology license and the marketing rights. In connection with their initial investment in NPI, such investors also received warrants exercisable for 383,875 shares of the Company's Common Stock and are eligible to receive additional warrants in the future in the event that NPI receives certain Canadian government incentives for research activities.



RISK FACTORS

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

     The Company cannot control the amount and timing of resources that its corporate partners devote to the Company's programs or potential products. If any of the Company's corporate partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical testing, clinical development or commercialization of product candidates will be delayed, and the Company will be required to devote additional resources to product development and commercialization, or terminate certain development programs. The Company's strategic alliances with Janssen, Novartis, Lilly, and Wyeth-Ayerst are subject to termination by Janssen, Novartis, Lilly, or Wyeth-Ayerst, respectively. There can be no assurance that Janssen, Novartis, Lilly, or Wyeth-Ayerst will not elect to terminate its strategic alliance with the Company prior to its scheduled expiration. In addition, if the Company's corporate partners effect a merger with a third party, there can be no assurance that the strategic alliances will not be terminated or otherwise materially adversely affected. The termination of any current or future strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations. Neurocrine's corporate partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the corporate partners or to which the corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any products or technology developed with corporate partners. These and other possible disagreements between corporate partners and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company has in the past utilized, and intends to continue to utilize, third party manufacturing for the production of material for use in clinical trials and for the potential commercialization of future products. The Company has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, the Company is solely dependent on contract manufacturers for all production of products for development and commercial purposes. In the event that the Company is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its products as planned. The manufacture of the Company's products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. No assurance can be given that the Company's third-party manufacturers will comply with cGMP regulations or other regulatory requirements now or in the future. The Company's current dependence upon third parties for the manufacture of its products may adversely affect its profit margin, if any, on the sale of future products and the Company's ability to develop and deliver products on a timely and competitive basis.

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

     The Company's business may be materially adversely affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control in such jurisdictions. In addition, an increasing emphasis on managed care in the United States has put, and will continue to put, pressure on pharmaceutical pricing. Such initiatives and proposals, if adopted, could decrease the price that the Company receives for any products it may develop and sell in the future, and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on other pharmaceutical companies that corporate partners or prospective corporate partners for certain of the Company's potential products, the Company's ability to commercialize its potential products may be materially adversely affected.

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products developed by the Company. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If adequate coverage and reimbursement levels are not provided by government and third party payors for the Company's products, the market acceptance of these products would be materially adversely affected.

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

     Betaseron and Avonex, similar forms of beta-interferon marketed by Berlex BioSciences and Biogen, Inc., respectively, and Copaxone a peptide polymer marketed by Teva, have been approved for the marketing in the United States and certain other countries for the treatment of relapsing remitting multiple sclerosis. Tacrine, marketed by Warner-Lambert Co., and Aricept, marketed by Pfizer Inc, have been approved for the treatment of Alzheimer's dementia. Sales of these drugs may reduce the available market for any product developed by the Company for these indications. The Company is developing products for the treatment of anxiety disorders, which will compete with well-established products in the benzodiazepine class, including Valium, marketed by Hoffman-La Roche, Inc., and depression, which will compete with well-established products in the anti-depressant class, including Prozac, marketed by Eli Lilly & Co. Certain technologies under development by other pharmaceutical companies could result in treatments for these and other diseases and disorders being pursued by the Company. For example, a number of companies are conducting research on molecules to block CRF to treat anxiety and depression. Other biotechnology and pharmaceutical companies are developing compounds to treat obesity. In the event that one or more of these products and/or programs are successful, the market for the Company's products may be reduced or eliminated.

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

PATENTS AND PROPRIETARY RIGHTS

     The Company  files  patent  applications  both in the United  States and in foreign countries, as it deems appropriate, for protection of its proprietary technology and products. As of December 31, 1998, 4 patents have been issued to the Company; and the Company has received licenses to 5 issued patents. The Company owns or has exclusive rights to a total of approximately 122 patent applications pursuant to license agreements with academic and research institutions, including the Beckman Research Institute of the City of Hope, the Salk Institute for Biological Studies, and Leland Stanford Junior University. The Company intends to file additional United States and foreign applications and license additional technologies from third parties in the future as appropriate. However, there can be no assurances that licenses to third party technologies that may be required by or advantageous to the Company will be obtained on commercially reasonable terms or at all.

     The Company's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally.

     Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, the Company intends to seek patent protection for its proprietary technology and compounds. There can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of the Company's proprietary technology or compounds, or that the Company will be able to adequately enforce any such claims to protect its proprietary technology and compounds. Since patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Litigation, which could result in substantial cost to the Company, may be necessary to enforce the Company's patent and license rights.

     The degree of patent protection afforded to pharmaceutical inventions is uncertain and any patents that may issue with regard to the Company's potential products will be subject to this uncertainty. There can be no assurance that competitors will not develop competitive products outside the protection that may be afforded by the claims of the Company's patents. Other potential products that the Company may develop may not consist of novel compounds and therefore would not be covered by composition of matter patent claims. In addition, the Company is aware of a number of patent applications, both domestic and European, relating to neurological compounds, and in particular CRF receptor antagonist potential therapeutics, that have been filed by or are controlled by other entities, including competitors and potential competitors of the Company. There can be no assurance that the Company's potential products can be commercialized without a license to any patents which may issue from such applications.

     The Company may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential products may give rise to claims that such products infringe the patent rights of others. At least one patent containing claims covering compositions of matter consisting of certain altered peptide ligand therapeutics for use in modulating the immune response has issued in Europe, and the Company believes that this patent has been licensed to a competitor of the Company. There can be no assurance that a patent containing corresponding claims will not issue in the United States. Although the Company is engaged in an opposition proceeding with respect to the European patent, there can be no guarantee that the Company will be successful in this opposition. Further, there can be no assurance that the claims of the European patent or any corresponding claims of any future United States patents or other foreign patents which may issue will not be infringed by the manufacture, use or sale of any potential altered peptide ligand therapeutics developed by the Company or Novartis. Although the Company has been granted claims to a European patent covering altered peptide ligand therapeutics, there can be no assurance that the Company or Novartis would prevail in any legal action seeking damages or injunctive relief for infringement of any such claims or any patent that might issue under such applications or that any license required under any such patent would be made available or, if available, would be available on acceptable terms. Failure to obtain a required license could prevent the Company and Novartis from commercializing any altered peptide ligand products that they may develop.

     The Company is aware of an issued U.S. patent directed toward an excitatory amino acid transporter included within the subject matter of its corporate collaboration with Wyeth-Ayerst. Although the Company believes that it will be found to have superior rights to this transporter through an anticipated interference proceeding, there can be no assurance that the Company will be successful in such an interference.

     In 1998 a patent application filed by a third party outside of the United States pursuant to the Patent Cooperation Treaty was published claiming priority from a United States patent application and came to the attention of the Company and Janssen, the Company's corporate partner in the field of corticotropin-releasing factor antagonists. This application claims a genus of chemical compounds that includes the lead product candidate currently under development by Janssen. This application appears to predate the filing by the Company and Janssen with respect to such compound. The Company and Janssen are engaged in discussions with the third party with regard to a licensing arrangement. There can be no assurance that such discussions will be successful or that such a license will be available on commercially reasonable terms. If the third party's patent application was determined to predate the filing by the Company and Janssen and were to issue in its current form, Janssen may be unable to commercialize the current lead compound in the countries which the third party patent issues and may elect to select a new lead clinical candidate. While the Company and Janssen have filed patent applications directed to chemical compounds not covered by the third party's application, selection of a new lead clinical candidate may delay the Company's realization of milestone and royalty income under its agreement with Janssen. As noted above, the patent positions of pharmaceutical and biotechnology companies, including the Company, involve complex legal and factual issues. It is not certain that, with respect to the United States, the third party's date of invention will pre-date that of the Company, that outside of the United States the third party's patent application will be determined to predate filing by the Company and Janssen or that the third party application will issue as a patent. In addition, if the third party's patent does eventually issue, it is not certain that the form in which it issues will present an impediment to Janssen's CRF antagonist development and commercialization program or lead to delays in the Company's realization of milestone and royalty income derived therefrom. The Company's independent CRF antagonist program is not impacted and will continue without regard to this application.

     No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert such claims of infringement to enforce patents issued to the Company to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, the Company. In addition, there can be no assurance that these efforts by the Company would be successful.

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with its commercial partners, collaborators, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that a person not bound by an invention assignment agreement will not develop relevant inventions. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

     As is commonplace in the biotechnology industry, the Company employs individuals who were previously employed at other biotechnology or pharmaceutical companies, including competitors or potential competitors of the Company. To the extent such Company employees are involved in research areas at the Company which are similar to those areas in which they were involved at their former employer, the Company may be subject to claims that such employees and/or the Company have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management, and which may have a material adverse effect on the Company, even if the Company was successful in defending such claims.

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

     To date, the Company or its collaborators have submitted five IND or equivalent applications in the United States, Canada and/or Europe with regard to its product candidates and has commenced clinical trials. Even if Canadian or European regulatory authorities approve the product, the Company will be required to undertake additional clinical testing to obtain FDA regulatory approval in the United States. No assurance can be given that the Company will be able to obtain FDA or other governmental regulatory approval for any products.

     Neurocrine currently has five programs in clinical development. The Company's CRF receptor antagonist project is currently in Phase II clinical development with its partner, Janssen Pharmaceutica, for anxiety/depression. Neurocrine and its partner, Novartis Pharmaceuticals, are conducting their second Phase II clinical trial with Neurocrine's APL compound in patients with multiple sclerosis. Neurocrine is conducting a Phase I/II trial with an IL-4 Fusion Toxin for glioblastoma (malignant brain tumors). The Company has also completed a Phase Ib clinical trial for insomnia and recently announced that it commenced a Phase I safety and dose escalating clinical study for and APL compound for Type I diabetics.

     The results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. As a result, there can be no assurance that clinical trials conducted by the Company or its corporate partners will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products or marketable indications. In addition, late stage clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If the Company's drug candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The rate of completion of clinical trials conducted by the Company or its corporate partners may be delayed by many factors, including slower than expected patient recruitment or unforeseen safety issues. Any delays in, or termination of, the Company's clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that Neurocrine or its corporate partners will be permitted by regulatory authorities to undertake clinical trials for its products or, if such trials are conducted, that any of the Company's product candidates will prove to be safe and efficacious or will receive regulatory approvals.

     The Company is required to conduct its research activities in compliance with good laboratory practice regulations enforced by FDA. The Company is also subject to various Federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory manufacturing practices, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with the Company's research. The extent of government regulation that might result from future legislation or administrative action cannot be predicted accurately.

SCIENTIFIC ADVISORY BOARD

     Neurocrine has assembled a Scientific Advisory Board that currently consists of 16 individuals. Members of the Scientific Advisory Board are leaders in the fields of neurobiology, immunology, endocrinology, psychiatry and medicinal chemistry. Scientific Advisory Board members meet at least yearly to advise the Company in the selection, implementation and prioritization of its research programs. Certain members meet more frequently to advise the Company with regard to its specific programs.

     The  Scientific   Advisory  Board  presently   consists  of  the  following
individuals:

     Susan G. Amara, Ph.D. a Senior Scientist and Professor, Vollum Institute for Advanced Biomedical Research is an expert on the cellular and molecular biology of neurotransmitter transporters, excitatory amino acid transporter structure and regulation and signaling roles of neurotransmitter transporters.

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

     Roger D. Cone, Ph.D., a senior scientist at the Vollum Institute for Advanced Biomedical Research, is an international expert on the neuroendocrine system, with particular expertise on the melanocortin system and the hypothalamic control of energy homeostasis.
Dr. Cone is an editor of the journal, Endocrinology.

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

     Stephen M. Hedrick, Ph.D., is Professor and Chairman of Cell Biology at the University of California, San Diego. Dr. Hedrick is an expert in T cell immunology and co-discovered the first T cell receptor genes and identified the regions responsible for antigen binding. He is an editor for the Journal of Immunology.

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

     Phillip J. Lowry, Ph.D., is Professor and Head of the Department of Biochemistry and Physiology at the University of Reading in Great Britain. Dr. Lowry is an internationally recognized biochemical endocrinologist whose work has focused on the purification and characterization of some of the key hormonal mediators of the endocrine response to stress. Dr. Lowry is a member of the European Neuroscience Steering Committee, the European Neuroendocrine Association and the Committee of British Endocrinology

     Bruce S. McEwen, Ph.D., is Professor and Head of the Harold and Margaret Milliken Hatch Laboratory of Neuroendocrinology at The Rockefeller University. Dr. McEwen has identified and studied the function of intracellular receptors for neuroactive steroid hormones in the brain and immune system, in relation to stress and sex differences. Dr. McEwen is also President of the Society for Neuroscience.

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

     Thomas Roth, Ph.D., is the Head of the Division of Sleep Disorder Research at the Henry Ford Hospital Research Institute. Dr. Roth is an internationally recognized expert in the field of sleep research. His areas of specialization are sleep homeostasis and neuropharmacology of sleep.

     Lawrence J. Steinman, M.D., is Chief Scientific Advisor, Neuroimmunology of the Company and a member of Neurocrine's Founding Board of Scientific and Medical Advisors and its Executive Committee.

     Wylie W. Vale, Ph.D., is Chief Scientific Advisor, Neuroendocrinology of the Company and a member of Neurocrine's Founding Board of Scientific and Medical Advisors and its Executive Committee. See "Item 10 -- Executive Officers and Directors of the Registrant."

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

     Each of the members of the Scientific Advisory Board have signed consulting agreements that contain confidentiality provisions and restrict the members of the Scientific Advisory Board from competing with the Company for the term of the agreement. Each member of the Scientific Advisory Board receives either a per diem consulting fee or a retainer fee. Each member also has received stock or stock options in the Company, which vest over time. All members of the Scientific Advisory Board are full-time employees of a university or research institute that has regulations and policies which limit the ability of such personnel to act as part-time consultants or in other capacities for any commercial enterprise, including the Company. A change in these regulations or policies could adversely affect the relationship of the Scientific Advisory Board member with the Company.

INSURANCE

     The Company maintains product liability insurance for clinical trials. The Company intends to expand its insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect the Company against losses due to liability. There can also be no assurance that the Company will be able to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on its business, financial condition and results of operations.

EMPLOYEES


     As of December 31, 1998, the Company had 149 employees, consisting of 135 full-time and 14 part-time employees. Of the full-time employees, 46 hold Ph.D., M.D., or equivalent degrees. None of the Company's employees are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and a significant number of consultants to assist the Company in formulating its research and development strategy.


ITEM 2.  PROPERTIES


     The Company leases approximately 93,000 square feet of space at its headquarters facility, of which approximately 80% is laboratory facilities dedicated to research and development. The facility was constructed in 1998 and is under lease through August 2013. The Company has sublet approximately 13,000 square feet of this facility through August 2000. In addition, the Company leases approximately 19,000 square feet of laboratory and office space, which has been sublet to a third party. The lease and sublease on this property expire in June 2000. The Company's facilities are located in San Diego, California.


     The Company believes that its property and equipment are generally well maintained, in good operating condition and adequate for its current needs.


ITEM 3.  LEGAL PROCEEDINGS


     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol NBIX since the Company's initial public offering on May 23, 1996. Prior to that time there was no established public trading market for the Company's Common Stock. The following table sets forth for the periods indicated the high and low sale price for the Common Stock as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.
                                1998                        1997
                    -------------------------   -------------------------
                        High         Low            High         Low
                    -------------------------   -------------------------
  1st Quarter ........$ 10.13      $ 7.56         $ 13.25      $ 8.63
  2nd Quarter ........   9.06        7.38           10.50        7.00
  3rd Quarter ........   8.13        4.00           10.75        7.88
  4th Quarter ........   8.00        4.13           11.88        7.50

     As of March 15, 1999, there were approximately 211 stockholders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.


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

     The following tables set forth certain financial data with respect to the Company (in thousands, except per share data). The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                           Year Ended December 31,
                                                    -----------------------------------------------------------
                                                         1998(1)      1997        1996       1995        1994
                                                    -----------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues
      Sponsored research and development ...........   $  8,751    $ 14,985    $  9,092    $  3,000    $     --
      Sponsored research and development from
          related party ............................      3,610          --          --          --          --
      Milestones and license fees ..................      2,500      10,250       9,000       2,750          --
      Grant income and other revenues ..............      1,176         909       1,124         356         162
                                                       ---------------------------------------------------------
      Total revenues ...............................     16,037      26,144      19,216       6,106         162
Operating expenses
      Research and development .....................     21,803      18,758      12,569       7,740       6,231
      General and administrative ...................      6,594       5,664       3,697       2,728       2,223
      Write-off of acquired in-process research
          and development and licenses .............      4,910          --          --          --          --
                                                        --------------------------------------------------------
      Total operating expenses .....................     33,307      24,422      16,266      10,468       8,454
Income (loss) from operations ......................    (17,270)      1,722       2,950      (4,362)     (8,292)
      Interest income, net .........................      4,000       3,931       2,598         839         627
      Other income (expense) .......................        504         818         574         177         (41)
      Equity in NPI net losses and other adjustments     (7,188)     (1,130)         --          --          --
                                                        --------------------------------------------------------
Net income (loss) before income taxes ..............    (19,954)      5,341       6,122      (3,346)     (7,706)
      Income taxes .................................          1         214         248          --          --
                                                        --------------------------------------------------------
Net income (loss) ..................................   $(19,955)   $  5,127    $  5,874    $ (3,346)   $ (7,706)
                                                        ========================================================
Earnings per shares
      Basic ........................................   $  (1.10)   $   0.30    $   0.39    $  (0.29)   $  (0.70)
      Diluted ......................................   $  (1.10)   $   0.28    $   0.36    $  (0.29)   $  (0.70)
Shares used in calculation of earnings per share
      Basic ........................................     18,141      16,930      14,971      11,684      10,933
      Diluted ......................................     18,141      18,184      16,127      11,684      10,933

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments(2)     62,670      75,092      69,920      18,696      18,228
Total assets .......................................     80,529      91,903      77,957      24,012      22,344
Long-term debt and capital lease obligations .......      2,247         722         847       1,631       1,733
Accumulated deficit ................................    (24,850)     (4,895)    (10,022)    (15,895)    (12,549)
Total stockholders' equity .........................     71,958      83,152      72,767      19,225      18,743
----------------------------------------------------------------------------------------------------------------

(1)  Includes  results  of  operations  and  financial   position  of  Northwest
     NeuroLogic, Inc. from May 28, 1998, the date of acquisition (See Note 2 of the Notes to the Consolidated Financial Statements).

(2) Excludes funds held by NPI, which is available to fund certain of the Company's research and development activities.


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company"), as well as the preceding sections of this Annual Report on Form 10-K, contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty and profit-sharing payments, the anticipated dates of commencement of selection of development candidates and the commencement of clinical trials, the successful continuation of the Company's research and development programs and the potential development of future products, the period of time the Company's existing capital resources will meet its funding requirements, and the Company's financial results of operations. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth below, and those outlined in the Business section of Item 1.


Overview

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. The Company's revenues are expected to come from its strategic alliances. Neurocrine has incurred a cumulative deficit of approximately $25 million as of December 31, 1998 and expects to incur additional operating losses in the future, which are potentially greater than losses in prior years.


Results of Operations

     The Company's revenue from collaborative research and development agreements was $16.0 million for the year ended December 31, 1998 compared with $26.1 million in 1997, and $19.2 million in 1996. The decline in 1998 revenues compared to 1997 revenues resulted primarily from non-recurring 1997 revenues related to the completion of the sponsored research portion of the Janssen collaboration, a one-time research support payment received under the Eli Lilly collaboration, sponsored development payments received under the Novartis collaboration and the timing of milestone achievements received under all three collaborations. Revenues in 1998 included $3.6 million of sponsored development received from the Company's Canadian affiliate, NPI. The increase in 1997 revenues compared to 1996 revenues resulted primarily to increased sponsored research, license fees and milestone revenues recognized under the Janssen, Novartis and Eli Lilly collaborations.

     Research and development expenses increased to $21.8 million during 1998 compared with $18.8 million in 1997 and $12.6 million in 1996. These increases reflect higher costs associated with the addition of scientific personnel and costs to advance compounds into preclinical and clinical trials. The Company expects to incur significant increases in future periods as compounds are advanced through the clinical development process.

     General and administrative expenses increased to $6.6 million during 1998 compared with $5.7 million in 1997 and $3.7 million in 1996. These increases resulted primarily from additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts. The Company anticipates slight increases in general and administrative expenses over the next few years as the Company's clinical efforts continue to expand.

     During 1998, the Company wrote-off acquired in-process research and development costs of $4.9 million. In May 1998, the Company acquired the assets, liabilities and the in-process research and development programs of Northwest NeuroLogic, Inc. ("NNL") in exchange for Company's Common Stock and stock options valued at $4.2 million. The acquired in-process research and development consisted of Melanocortin ("MCR"), a brain receptor technology relating to obesity and Excitatory Amino Acid Transporters ("EAATs"), a technology relating to neurodegeneration and stroke. In June 1998, the Company purchased licenses for the use of technology in programs relating to insomnia ("NBI-34060") from DOV Pharmaceuticals and brain cancer ("IL-4 Fusion Toxin") from the National Institute of Health for $710,000. The acquired in-process research and development projects and the licensed technologies are in the early stages of development, have not reached technological feasibility and have no known alternative uses.

     The nature and efforts required to develop the acquired in-process research and development into commercially viable products include completion of the development stages of a compound, pre-clinical development, clinical trial testing, FDA approval and commercialization. Due to the nature of the pharmaceutical development process, the Company anticipates incurring substantial costs to develop the compounds into products. However, there is no certainty that any of these development efforts will result in commercially viable products. During the upcoming fiscal year, the Company anticipates research and development expenditures of $2.8 million for EAATs, $1.7 million for MCR, $6.1 million for IL-4 Fusion Toxin and $5.0 million for NBI-34060.

     The value of the acquired in-process research and development was determined by estimating the projected net cash flows related to such products, including costs to complete the development, and future revenues to be earned upon commercialization of the products. These cash flows were discounted back to their net present value using a discount factor of 35%. The resulting projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects. Management also reviewed the probability of product success, which were estimated using certain probability factors for each stage of development.

     Interest income increased to $4.2 million during 1998 compared with $4.1 million for 1997 and $2.9 million in 1996. The increase over 1997 primarily resulted from higher effective interest yields on the Company's investment portfolio during 1998. The increase over 1996 primarily resulted from higher effective interest yields in addition to higher average cash balances throughout the year. Management anticipates lower interest income in future periods as clinical efforts increase operating requirements and cash available for investment declines.

     Equity in NPI losses recorded in 1998 were $3.4 million compared with $1.1 million in 1997. In addition to the equity in NPI losses during 1998, the Company recorded a write-down in the value of its investment in NPI, totaling $3.8 million.

     Net loss for 1998 was $20.0 million or $1.10 per share compared to net income of $5.1 million or $0.30 per share for 1997 and $5.9 million or $0.39 per share in 1996. Management expects to incur substantial operating losses in future periods as its clinical development efforts continue to grow.

     To date, the Company's revenues have come principally from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Company had cash, cash equivalents and short-term investments of $62.7 million. The Company invests its excess cash primarily in investment grade debt instruments, marketable debt securities of U.S. government agencies and high-grade commercial paper. Management has established guidelines relative to diversification and maturities that maintain safety and liquidity. The primary market risk associated with such investments is vulnerability to changes in short-term and long-term U.S. prime interest rates. For further information regarding the Company's investments, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.

     Net cash used by operating activities during 1998 was $10.7 million compared with net cash provided of $11.0 million in 1997 and $6.7 million in 1996. The increase in cash used in operations during 1998 compared with 1997, resulted primarily from increased sponsored research and milestone revenues received under the Company's collaborations during 1997 and an increase in 1998 operating expenses as the Company expands its clinical development activities. The increase in cash provided during 1997 compared with 1996, resulted primarily from increased sponsored research and milestone revenues received under the Company's collaborations during 1997.

     Net cash provided by investing activities during 1998 was $4.7 million compared with net cash used of $7.2 million and $48.6 million in 1997 and 1996, respectively. The cash provided by investing activities during 1998 resulted primarily from sales of short-term investments. The cash used in investing activities during 1997 and 1996 resulted from the purchase of short-term investments with proceeds from the Company's prior financings and the sale of Common Stock to corporate collaborators.

     Net cash provided by financing activities during 1998 was $1.9 million compared with $659,000 and $46.8 million during 1997 and 1996, respectively. Cash provided during 1998 resulted from proceeds received under capital lease financing of equipment purchases. Cash provided during 1997 resulted from the issuance of the Company's Common Stock upon the exercises of stock options and warrants and proceeds received from a note payable used to finance the purchase of land. Cash provided during 1996 resulted from proceeds received from the Company's initial public offering and sale of the Company's Common Stock to corporate collaborators in May 1996.

     Neurocrine has primarily financed its operations through proceeds received from the sale of its Common Stock in various private and public offerings, as well as revenues received under corporate collaborations.

     In February 1995, the Company entered into a three year collaborative research and development agreement with Janssen for the development of CRF receptor antagonists for the treatment of anxiety, depression and substance abuse. Janssen paid the Company $3.7 million and $3.0 million for sponsored research during 1997 and 1996, respectively. Milestone payments totaled $250,000, $1.5 million and $1.0 million during 1998, 1997 and 1996, respectively. The collaborative research portion of the agreement was completed as scheduled in 1997 with the selection of a clinical candidate and the commencement of clinical trials in Europe. The Company may continue to receive milestone payments and royalties upon the successful continuation of the development portion of the agreement.

     In January 1996, the Company entered into an agreement with Novartis to develop altered peptide ligands for the treatment of multiple sclerosis. Novartis paid the Company for license fees and research funding totaling $4.5 million, $7.2 million and $8.5 during 1998, 1997 and 1996, respectively. Milestone payments were $2.3 million, $3.8 million and $3.0 million during 1998, 1997 and 1996, respectively.

     In March 1996, the Company participated in the formation of a research and development company, Neuroscience Pharma, Inc. ("NPI"), with a group of Canadian investors. At the same time, the Company entered into a sponsored research agreement with NPI. The terms of the agreement called for NPI to fund additional research efforts on technologies licensed to NPI by the Company. During 1998, the Company recognized $3.6 million in revenues associated with costs of research on the Neurogenomics and DHEA programs.

     In May 1997, the Company purchased two adjacent parcels of land in San Diego for approximately $5.0 million in cash. One parcel was sold to Science Park Center, LLC. ("LLC"), of which the Company owns a minority interest, in exchange for a note receivable of $3.5 million plus interest. However, for accounting purposes, this transaction does not qualify as a sale under SFAS No. 98 and therefore, the entire amount of the note receivable is included in land. The amount included in land at December 31, 1998 and 1997 was $3.8 million and $3.5 million, respectively. During 1998, the LLC constructed an expanded laboratory and office complex on the property and leased the facility to the Company under a 15 year operating lease. The Company has the option to purchase the facility at any time during the lease at a predetermined price. The Company will hold the remaining parcel until such time as the Company's growth requires additional expansion.

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


INTEREST RATE RISK

     The Company is exposed to changes in interest rates primarily from its investments in certain available-for-sale securities and secondarily from its long-term debt. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

     The Company's investments are primarily in fixed income, investment-grade securities and are not restricted. The investment policy emphasizes return on principal and liquidity and is focused on fixed returns, which limit volatility and risk of principal. At December 31, 1998, the Company had available-for-sale securities of $51.0 million. Interest risk exposure on long-term debt relates to the Company's note payable which bears of floating interest rate of prime plus one quarter percent (8.00% at December 31, 1998). At December 31, 1998, the note balance was approximately $610,000, payable in equal monthly installments through January 2003. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments nor the costs associated with the long-term debt.


IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will not be required to modify or replace significant portions of hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications and replacement of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are Year 2000 compliant. That assessment did, however, indicated that software and hardware (embedded chips) used in some scientific equipment were at risk. Affected systems include several robotics systems used for high through-put screening. The Company is currently assessing cost comparisons on whether to remediate or replace this equipment and expects to have the equipment corrected and re-tested by May 1, 1999. The Company has gathered information about the Year 2000 compliance status of its significant suppliers and contractors and continues to monitor their compliance.

     For its information technology exposures, to date the Company is 99% complete on the remediation phase and expects to complete software reprogramming and replacement no later than April 15, 1999. To date, the Company has completed 100% of its testing and has implemented 90% of its remediated systems for its scientific equipment. The remediation phase for all significant systems is expected to be complete by May 1, 1999, with all remediated systems fully tested by June 1, 1999.

     The Company has queried its important suppliers and contractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent Year 2000 issue that would materially impact the company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and scientific equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at approximately $175,000 and is being funded through operating cash flows and capital equipment financing. To date, the Company has incurred approximately $100,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $40,000 is attributable to the purchase of new software, $25,000 for new scientific equipment, which will be capitalized, and $10,000 for the repair of hardware and software.

     The Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     The Company has not completed a formal contingency plan for non-compliance, but it is developing a plan based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a contingency plan in place by mid-1999, which will include development of backup procedures, identification of alternate suppliers and possible increases in supplies inventory levels. The Company has not identified its most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis in mid-1999.

     The information above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements about the Year 2000 should be read in conjunction with the Company's disclosures under the heading: "Caution on forward-looking statements".


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative  Disclosures about Market Risk is contained in
Item 7. Management Discussion and Analysis--Interest Rate Risk, on page 26 of this report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See the list of the Company's Financial Statements filed with this Form 10-K under Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.


                                    PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998. Such information is incorporated herein by reference.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report
           1. List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:
                Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheet as of December 31, 1998 and 1997
                Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996 Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996 Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996 Notes to the Consolidated Financial Statements

           2.   List of all  Financial  Statement  schedules.  All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.


           3. List of Exhibits  required by Item 601 of Regulation S-K. See part
              (c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number           Description
------------------------------------------------------------------------------------------------------------------------
2.1             Agreement and Plan of Reorganization dated May 1, 1998, between Northwest NeuroLogic, Inc. NBI
                Acquisition Corporation and the Registrant (7)
2.2*            Registration Rights Agreement dated May 28, 1998, between certain investors and the Registrant (7)
2.3             Form of Warrant pursuant to the Agreement and Plan of Reorganization dated May 1, 1998. (7)
3.1             Restated Certificate of Incorporation (1)
3.2             Bylaws (1)
3.3             Certificate of Amendment of Bylaws (1)
4.1             Form of Lock-Up Agreement (1)
4.2             Form of Common Stock Certificate (1)
4.3             Form of warrant issued in existing warrant holders (1)
4.4             Form of Series A warrant issued in connection with the execution by the Company of the Unit Purchase
                Agreement (see below) (1)
4.5             New Registration Rights Agreement dated March 29, 1996 among the Company and the investors signatory thereto (1)
4.6             Letter of Intent between Northwest NeuroLogic, Inc. and the Company dated February 27, 1998 (2)
10.1            Purchase and Sale Agreement and Escrow Instructions between MS Vickers II, LLC and the Company dated
                February 13, 1997 (3)
10.2            1992 Incentive Stock Plan, as amended
10.3            1996 Employee Stock Purchase Plan (1)
10.4            1996 Director Stock Option Plan and form of stock option agreement (1)
10.5            Form of Director and Officer Indemnification Agreement (1)
10.6            Employment Agreement dated March 1, 1997,  between the Registrant and Gary A. Lyons, as amended (4)
10.7            Employment Agreement dated March 1, 1997, between the Registrant and Errol B. De Souza, as amended (4)
10.8            Employment Agreement dated  March  1,  1997,  between  the  Registrant and Paul W. Hawran  (4)
10.9            Employment Agreement dated March 1, 1997,  between the  Registrant and Stephen Marcus, MD (4)
10.10           Consulting Agreement dated September 25, 1992, between the Registrant and Wylie A. Vale,  Ph.D. (1)
10.11           Consulting Agreement effective January 1, 1992,  between the Registrant and Lawrence J. Steinman,  MD (1)
10.12           Lease Agreement dated June 1, 1993, between the Registrant and Hartford Accident and Indemnity Company,
                as amended (1)
10.13           Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the treatment of nervous system degeneration and
                Alzheimer's disease (1)
10.14           Exclusive  License  Agreement  dated as of July 1, 1993,  by and between the Beckman  Research  Institute of the City of Hope and the Registrant covering the use of Pregnenolone for the enhancement of memory (1)
10.15           License Agreement dated May 20, 1992, by and between The Salk Institute for Biological Studies and the
                Registrant (1)
10.16           License Agreement dated July 17, 1992, by and between The Salk Institute for Biological Studies and the Registrant (1)
10.17           License Agreement dated November 16, 1993, by and between The Salk Institute for Biological Studies and the Registrant (1)
10.18           License Agreement dated October 19, 1992, by and between the Board of Trustees of the Leland Stanford
                Junior University and the Registrant (1)
10.19           Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica,  N.V. (1)
10.20           Letter Agreement dated January 19, 1996, by and between the Registrant and Ciba-Geigy Limited (1)
10.21*          Unit Purchase Agreement dated March 29, 1996, by and between Neuroscience Pharma, Inc. the Registrant and the investors signatory thereto (1)
10.22*          Exchange Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada), Inc., the
                Registrant and the investors signatory thereto (1)
10.23*          Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences
                (Canada), Inc. and Neuroscience Pharma, Inc. (1)
10.24*          Intellectual Property and License Grants Agreement dated March 29, 1996, by and between the Registrant and Neurocrine Biosciences (Canada), Inc. (1)
10.25*          Development and Commercialization Agreement dated December 20, 1996, by and between Ciba-Geigy Ltd.
                And the Registrant (5)
10.26*          Letter and Purchase  Order dated June 7, 1996, by and between  Ciba-Geigy and the  Registrant (5)
10.27           Third Lease Amendment dated June 6, 1996, by and between Talcott Realty I Limited Partnership and the
                Registrant (5)
10.28*          Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and
                Company (5)
10.29*          Lease between Science Park Center LLC and the Company (6)
10.30*          Option Agreement between Science Park Center LLC (Optionor) and the Company (Optionee) (6)
10.31*          Construction Loan Agreement (6)
10.32           Secured Promissory Note (6)
10.33*          Operating Agreement for Science Park Center LLC (6)
10.34           Information and Registration Rights Agreement dated September 15, 1992, as amended  to date  (1)
10.35           Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (1)
10.36*          Patent License Agreement dated May 7, 1998, between the US Public Health Service and the Registrant (7)
10.37*          Patent License Agreement dated April 28, 1998, between and among Ira Pastan, David Fitzgerald and the
                Registrant (7)
10.38*          Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (7)
10.39*          Warrant Agreement dated June 30, 1998, between DOV Pharmaceutical, Inc. and the Registrant (7)
10.40*          Warrant Agreement dated June 30, 1998, between Jeff Margolis and the Registrant (7)
10.41*          Warrant Agreement dated June 30, 1998, between Stephen Ross and the Registrant (7)
10.42+          Collaboration and License Agreement dated January 1, 999, by and between American Home Products
                Corporation acting through its Wyeth-Ayerst Laboratories Division and the Registrant
10.43+          Employment Agreement dated January 1, 1999, between the Registrant and Margaret Valeur-Jensen
10.44+          Employment Agreement dated February 9, 1998, between the Registrant and Bruce Campbell
21              Subsidiaries of the Company
23              Consent of Ernst & Young LLP, Independent Auditors
24              Power of Attorney (see page 33)
27              Financial Data Schedule

------------------------------------------------------------------------------------------------------------------------

       (1)      Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No.
                333-03172)
       (2)      Incorporated by reference to the Company's  Report on Form 8-K filed on March 13, 1998.
       (3)      Incorporated by reference to the Company's amended
                Quarterly Report on Form 10-Q filed on August 15, 1997
       (4)      Incorporated by reference to the Company's  Quarterly Report on Form
                10-Q  filed on August  14,  1997
       (5)      Incorporated  by  reference  to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996
       (6)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 1997
       (7)      Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 16, 1998.

         *      Confidential treatment has been granted with respect to certain portions of the exhibit.
         +      Confidential treatment has been requested with respect to certain portions of the exhibit.

(d) Financial Statement Schedules
       See Item 14(a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEUROCRINE BIOSCIENCES, INC.
                              A Delaware Corporation



                      By:     /s/ Gary A. Lyons
                              Gary A. Lyons
                              President and Chief Executive Officer

                              Date: March 31, 1999




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


Signature                Title                                        Date
--------------------------------------------------------------------------------

/s/ Gary A. Lyons        President, Chief Executive Officer and   March 31, 1999
-----------------------  Director (Principal Executive Officer)
Gary A. Lyons


/s/ Paul W. Hawran       Chief Financial Officer                  March 31, 1999
-----------------------  (Principal Financial and Accounting Officer)
Paul W. Hawran

/s/ Joseph A. Mollica    Chairman of the Board of Directors       March 31, 1999
-----------------------
Joseph A. Mollica.

/s/ Richard F. Pops      Director                                 March 31, 1999
-----------------------
Richard F. Pops

/s/ Harry F. Hixson, Jr. Director                                 March 31, 1999
-----------------------
Harry F. Hixson, Jr.

/s/ Wylie W. Vale        Director                                 March 31, 1999
-----------------------
Wylie W. Vale

                          NEUROCRINE BIOSCIENCES, INC.
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS




                                                                            Page

Report of Ernst & Young LLP, Independent Auditors  ........................   35

Consolidated Balance Sheet ................................................   36

Consolidated Statement of Operations ......................................   37

Consolidated Statement of Stockholders' Equity ............................   38

Consolidated Statement of Cash Flows ......................................   39

Notes to the Consolidated Financial Statements ............................   40

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Neurocrine Biosciences, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                              /s/ ERNST & YOUNG LLP
                              ERNST & YOUNG LLP

San Diego, California
January 26, 1999,
except for Note 13, as to which the date is March 2, 1999

                          NEUROCRINE BIOSCIENCES, INC.
                           Consolidated Balance Sheet
                                 (in thousands)
                                  December 31,
                                                          --------------------
                                                            1998         1997
                                                          ---------   --------

               ASSETS
Current assets:
    Cash and cash equivalents ...........................  $ 11,708    $ 15,771
    Short-term investments, available-for-sale ..........    50,962      59,321
    Receivables under collaborative agreements ..........       863         194
    Receivables from related parties ....................       544         156
    Other current assets ................................     1,556         936
                                                           --------    --------
       Total current assets .............................    65,633      76,378

    Property and equipment, net .........................    10,899       8,846
    Licensed technology and patent applications costs, net      967       1,185
    Investment in Neuroscience Pharma, Inc. .............     1,411       3,343
    Other assets ........................................     1,619       2,151
                                                           ========    ========
       Total assets .....................................  $ 80,529    $ 91,903
                                                           ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................... $  2,481    $  1,822
    Accrued liabilities ..................................    2,077       2,402
    Deferred revenues ....................................      169       1,919
    Current portion of long-term debt ....................      149         149
    Current portion of capital lease obligations .........      693         724
                                                            --------    --------
       Total current liabilities .........................    5,569       7,016

    Long-term debt, net of current portion ...............      461         597
    Capital lease obligations, net of current portion ....    1,786         125
    Deferred rent ........................................      257         659
    Other liabilities ....................................      498         354
                                                            --------    --------
       Total liabilities .................................    8,571       8,751

Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued and outstanding ......       --          --
    Common Stock, $0.001 par value; 100,000,000 shares
       authorized; issued and outstanding shares were
       18,930,865 in 1998 and 17,686,802 in 1997 .........       19          18
    Additional paid in capital ...........................   97,064      88,586
    Deferred compensation ................................     (187)       (439)
    Stockholder notes ....................................     (119)       (120)
    Accumulated other comprehensive income ...............       31           2
    Accumulated deficit ..................................  (24,850)     (4,895)
                                                            --------    --------
       Total stockholders' equity ........................   71,958      83,152
                                                            --------    --------
       Total liabilities and stockholders' equity ........ $ 80,529    $ 91,903
                                                            ========    ========

                             See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
                      Consolidated Statement of Operations
                                 (in thousands)

                                                                           Year-ended December 31,
                                                                      --------------------------------
                                                                        1998        1997        1996
                                                                      --------    --------    --------
Revenues:
    Sponsored research and development ............................   $  8,751    $ 14,985    $  9,092
    Sponsored research and development from related party .........      3,610        --          --
    Milestones and license fees ...................................      2,500      10,250       9,000
    Grant income and other revenues ...............................      1,176         909       1,124
                                                                      --------    --------    --------
       Total revenues .............................................     16,037      26,144      19,216
Operating expenses:
    Research and development ......................................     21,803      18,758      12,569
    General and administrative ....................................      6,594       5,664       3,697
    Write-off of acquired in-process research and
    development and licenses ......................................      4,910        --          --
                                                                      --------    --------    --------
       Total operating expenses ...................................     33,307      24,422      16,266

Income (loss) from operations .....................................    (17,270)      1,722       2,950
Other income and expenses:
    Interest income ...............................................      4,151       4,084       2,870
    Interest expense ..............................................       (151)       (153)       (272)
    Equity in NPI losses and other adjustments ....................     (7,188)     (1,130)       --
    Other income ..................................................        504         818         574
                                                                      --------    --------    --------
Income (loss) before taxes ........................................    (19,954)      5,341       6,122
Income taxes ......................................................          1         214         248
                                                                      --------    --------    --------
Net income (loss) .................................................   $(19,955)   $  5,127    $  5,874
                                                                      ========    ========    ========
Earnings (loss) per common share:
    Basic .........................................................   $  (1.10)   $   0.30    $   0.39
    Diluted .......................................................   $  (1.10)   $   0.28    $   0.36

Shares used in the calculation of earnings (loss) per common share:
    Basic .........................................................     18,141      16,930      14,971
    Diluted .......................................................     18,141      18,184      16,127


                             See accompanying notes.

                                                    NEUROCRINE BIOSCIENCES, INC.
                                            Consolidated Statement of Stockholders' Equity
                                                            (in thousands)


                                                                                        Notes      Accumulated
                                                    Common Stock  Additional Unearned Receivable       Other     Accumu-    Total
                                                   --------------  Paid In   Compen-    from       Comprehensive  lated Stockholders
                                                    Shares Amount  Capital   sation  Stockholders  Income (Loss) Deficit   Equity
                                                   ---------------------------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1995 ..............   11,723   $12  $ 35,586    $(342)   $(138)          $  3      $(15,896)  $ 19,225
Net income .....................................       --    --        --       --       --             --         5,874      5,874
Unrealized gain on short-term investments ......       --    --        --       --       --             39            --         39
                                                                                                                            --------
Comprehensive income ...........................       --    --        --       --       --             --            --      5,913
Issuance of common stock for cash ..............    5,054     5    47,535       --       --             --            --     47,540
Payments received on stockholder notes .........       --    --        --       --       10             --            --         10
Deferred compensation and related
  amortization, net                                    --    --       113      (34)      --             --            --         79
                                                   ---------------------------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1996 ..............   16,777    17    83,234     (376)    (128)            42       (10,022)    72,767
Net income .....................................       --    --        --       --       --             --         5,127      5,127
Unrealized loss on short-term investments ......       --    --        --       --       --            (40)           --        (40)
                                                                                                                            --------
Comprehensive income ...........................       --    --        --       --       --             --            --      5,087
Issuance of common stock for warrants ..........      182    --        59       --       --             --            --         59
Issuance of common stock for option exercises ..      106    --       453       --       --             --            --        453
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan .................       22    --       175       --       --             --            --        175
Issuance of common stock in exchange for
  NPI Preferred Stock ..........................      600     1     4,473       --       --             --            --      4,474
Payments received on stockholder notes .........       --    --        --       --        8             --            --          8
Deferred compensation and related
  amortization, net ............................       --    --       192      (63)      --             --            --        129
                                                   ---------------------------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1997 ..............   17,687    18    88,586     (439)    (120)             2        (4,895)    83,152
Net loss .......................................       --    --        --       --       --             --       (19,955)   (19,955)
Unrealized gain on short-term investments ......       --    --        --       --       --             29            --         29
                                                                                                                            --------
Comprehensive loss .............................       --    --        --       --       --             --            --    (19,926)
Issuance of common stock for warrants ..........       60    --       142       --       --             --            --        142
Issuance of common stock for option exercises ..       81    --       286       --       --             --            --        286
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan .................       30    --       205       --       --             --            --        205
Issuance of common stock in exchange for
  NPI Preferred Stock ..........................      679     1     3,854       --       --             --            --      3,855
Issuance of common stock for NNL Acquisition ...      392    --     4,032       --       --             --            --      4,032
Issuance of common stock for milestone achievement      2    --        17       --       --             --            --         17
Payments received on stockholder notes .........       --    --        --       --        1             --            --          1
Amortization of deferred compensation, net .....       --    --       (58)     252       --             --            --        194
                                                    -------------------------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1998 ..............    18,931  $19  $ 97,064    $(187)   $(119)          $ 31      $(24,850)  $ 71,958
                                                    ===============================================================================

                                                        See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)


                                                                   Twelve Months Ended December 31,
                                                                  ---------------------------------
                                                                    1998         1997        1996
                                                                  --------    ---------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income .............................................   $(19,955)   $   5,127    $  5,874
Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
      Acquisition of Northwest NeuroLogic for Common Stock ....      4,200           --          --
      Equity in NPI losses and other adjustments ..............      7,188        1,130          --
      Depreciation and amortization ...........................      1,720        1,322         981
      Loss on abandonment of assets ...........................        460           76          25
      Gain on sale of equipment ...............................        (15)          --          --
      Deferred revenues .......................................     (1,750)       1,000         419
      Deferred rent ...........................................       (402)         384          61
      Compensation expenses recognized for stock options ......        194          129          79
      Change in operating assets and liabilities,
        net of acquired business:
          Accounts receivable and other current assets ........     (2,898)         885        (936)
          Other non-current assets ............................        291       (1,274)       (486)
          Accounts payable and accrued liabilities ............        271        2,213         665
                                                                  --------    ---------    --------
Net cash flows (used in) provided by operating activities .....    (10,696)      10,992       6,682

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ...........................    (41,618)    (113,080)    (85,171)
Sales/maturities of short-term investments ....................     50,006      112,315      38,918
Proceeds from sale of equipment ...............................         72           --          --
Purchases of property and equipment ...........................     (3,755)      (6,440)     (2,304)
                                                                   --------    ---------    --------
Net cash flows provided by (used in) investing activities .....      4,705       (7,205)    (48,557)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ......................................        433          687      47,540
Proceeds received from long-term obligations ..................      2,500          747          --
Principal payments on long-term obligations ...................     (1,006)        (783)       (742)
Payments received on notes receivable from stockholders .......          1            8          10
                                                                  --------    ---------    --------
Net cash flows provided by financing activities ...............      1,928          659      46,808
                                                                  --------    ---------    --------
Net decrease in cash and cash equivalents .....................     (4,063)       4,446       4,933

Cash and cash equivalents at beginning of the period ..........     15,771       11,325       6,392
                                                                  --------    ---------    --------
Cash and cash equivalents at end of the period ................   $ 11,708    $  15,771    $ 11,325
                                                                  ========    =========    ========


SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
      Interest paid ...........................................   $    150    $     153     $   272
      Taxes paid ..............................................          1          250          40

Schedule of noncash investing and financing activities in 1998:
      Conversion of note receivable to investment in NPI ......   $  1,401           --          --
      Conversion of NPI Preferred Stock to investment in NPI ..      3,855        4,474          --


                                                        See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1998

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITIES: Neurocrine Biosciences, Inc. (the "Company") was incorporated in California on January 17, 1992 and was reincorporated in Delaware in March 1996. The Company is engaged in the discovery and development of therapeutics for the treatment of diseases and disorders of the central nervous and immune systems which includes anxiety, depression, Alzheimer's disease, obesity, stroke and multiple sclerosis.

     PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Neurocrine Biosciences, Inc. (the "Company") and its wholly owned subsidiary, Northwest NeuroLogic, Inc. ("NNL"). Significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.
Actual results could differ from those estimates.

     CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

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

     The Company invests its excess cash primarily in investment grade debt instruments, marketable debt securities of U.S. government agencies, and high-grade commercial paper. Management has established guidelines relative to diversification and maturities that maintain safety and liquidity.

     PROPERTY AND EQUIPMENT: Property and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, ranging from three to ten years, using the straight-line method.

     LICENSED TECHNOLOGY AND PATENT APPLICATION COSTS: Licensed technology consists of exclusive, worldwide, perpetual licenses to patents related to the Company's platform technology which are capitalized at cost and amortized over periods of 7 to 11 years. These costs are regularly reviewed to determine that they include costs for patent applications the Company is pursuing. Costs related to applications that are not being actively pursued are evaluated under Accounting Principles Board Statement 17 "Intangible Assets" and are adjusted to an appropriate amortization period which generally results in immediate write-off. Accumulated amortization at December 31, 1998 and 1997 was $679,000 and $461,000, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS: The Company routinely assesses the recoverability of long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

     INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION: The Company operates in a single industry segment - the discovery and development of therapeutics for the treatment of diseases and disorders of the central nervous and immune. The Company has no foreign operations.

     RESEARCH AND DEVELOPMENT REVENUE AND EXPENSES: Revenues under collaborative research agreements are recognized over the period specified in the related agreement. Advance payments received in excess of amounts earned are classified as deferred revenue and recognized as income in the period earned. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred. Research and development costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements. Research and development expenses relating to collaborative agreements and grants were approximately $12.0 million, $9.4 million and $8.3 million during 1998, 1997 and 1996, respectively.

     STOCK-BASED COMPENSATION: The Company accounts for stock option grants to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations because the Company believes the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Deferred compensation is recorded only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Such deferred compensation is amortized over the vesting period of the options. Compensation expense recognized during the years ended December 31, 1998, 1997 and 1996 was $194,000, $129,000 and $79,000,
respectively.

     EARNINGS PER SHARE: Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "Earnings per Share". All earnings per share amounts for all periods have been presented, and where appropriate, were restated to conform to the requirements of Statement No. 128.

    COMPREHENSIVE INCOME: Comprehensive income is calculated in accordance with FASB Statement No. 130, "Comprehensive Income". The Statement requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's other comprehensive income consisted of gains and losses on short-term investments and is reported in the consolidated statement of stockholders' equity.

     RECLASSIFICATIONS: Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 1998.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of the Statement will have a significant effect on its results of operations or financial position.


2.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND LICENSES

     NORTHWEST NEUROLOGIC, INC: In May 1998, the Company acquired the assets and liabilities of Northwest NeuroLogic, Inc. ("NNL"), a neurodegenerative research and development company, in exchange for 392,608 shares of Company's Common Stock and 105,414 of stock options valued at $4.2 million. The operations of NNL are included in the consolidated statement of operations from the date of acquisition.

     The acquisition was accounted for as a purchase and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of the acquisition. The amount allocated to in-process research and development was charged to expense because the technology has not reached technological feasibility and has no future alternative uses. The purchase price was allocated as follows (in thousands):

     Current assets ..............................  $   180
     Furniture and equipment .....................       49
     Liabilities assumed .........................     (207)
     In-process research and development .........    4,200
                                                    -------
     Total purchase price ........................  $ 4,222
                                                    =======

     The acquired in-process research and development consisted of Melanocortin ("MCR"), a brain receptor technology relating obesity and Excitatory Amino Acid Transporters ("EAATs"), a technology relating to neurodegeneration and stroke. Both in-process research and development are in early developmental stages.

    The nature and efforts required to develop the acquired in-process research and development into commercially viable products include completion of the development stages of a compound, pre-clinical development, clinical trial testing, FDA approval and commercialization. Due to the nature of the pharmaceutical development process, the Company anticipates substantial further research and clinical expenditures to develop the products. There is, however, no certainty that either of these programs will result in viable products.

     The following are the pro forma unaudited results of operations for the years ended December 31, 1998 and 1997, had the purchase of NNL been consummated as of January 1, of the respective years:

                                               1998                1997
                                           ------------------------------------
                                          (in thousands, except per share data)

               Revenues ..................  $ 16,325             $ 26,783
               Net income (loss) .........   (20,013)                 975
               Earnings (loss) per share:
               Basic .....................  $  (1.09)              $ 0.06
               Diluted ...................     (1.09)                0.05

     This pro forma information is not necessarily indicative of the actual results that would have been achieved had NNL been acquired on January 1, 1997, nor is it necessarily indicative of future results.

     OTHER: During 1998, the Company purchased licenses for technologies relating to insomnia in the amount of $440,000 and brain cancer in the amount of $270,000. These projects are in the early stages of development, have not reached technological feasibility and have no known alternative uses. Consequently, the costs of these licenses were expensed.


3.   SHORT-TERM INVESTMENTS

     The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

                           -----------------------------------------------------
                                            Gross          Gross       Estimated
                            Amortized     Unrealized     Unrealized      Fair
                              Cost          Gains          Losses        Value
                           -----------------------------------------------------
December 31, 1998
US Government securities    $  6,000     $     17         $   --       $  6,017
Certificates of deposit .        260           --             --            260
Commercial paper ........      5,420           --             --          5,420
Corporate debt securities     39,141           61            (87)        39,115
Other ...................        110           40             --            150
                            ----------------------------------------------------
         Total securities   $ 50,931     $    118        $   (87)      $ 50,962
                            ========     ========        ========      ========

December 31, 1997
US Government securities    $ 11,975     $     54         $   --       $ 12,029
Certificates of deposit .        247           --             --            247
Commercial paper ........      9,850           --             --          9,850
Corporate debt securities     37,143            4            (60)        37,087
Other ...................        104            4             --            108
                            ----------------------------------------------------
         Total securities   $ 59,319     $     62        $   (60)      $ 59,321
                            ========     ========        ========      ========



     Gross realized gains and losses were not material for any of the reported periods. The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 1998, are shown below (in thousands).

                                                 Amortized      Estimated
                                                   Cost         Fair Value
                                                 -------         --------
  Due in one year or less .....................  $22,883          $23,002
  Due after one year through five years .......   28,048           27,960
                                                  ------           ------
                                                 $50,931          $50,962
                                                 =======          =======


4.         PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997, consist of the following (in thousands):

                                                     1998           1997
                                                   -------        ------
Land ..........................................    $5,299          $4,985
Furniture and fixtures ........................     1,856           1,204
Equipment .....................................     7,356           4,956
Leasehold improvements ........................       562             717
                                                   ------         -------
                                                   15,073          11,862
Less accumulated depreciation and amortization     (4,174)         (3,016)
                                                  --------         -------
Net property and equipment ....................   $ 10,899        $ 8,846
                                                  ========        ========

     Furniture and equipment under capital leases were $5.8 million and $3.3 million at December 31, 1998 and 1997, respectively. Accumulated depreciation of furniture and equipment under capital leases totaled $3.1 million and $2.2 million at December 31, 1998 and 1997, respectively. The Company received proceeds of $2.5 million for equipment that it sold and subsequently leased back under capital lease obligations in 1998. No similar transactions were conducted in 1997.

5.   ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1998 and 1997 consist of the following (in thousands):
                                                         1998       1997
                                                       -------    -------
                  Accrued employee benefits .........  $ 1,120    $ 1,162
                  Accrued professional fees .........      438        470
                  Accrued development costs .........      333        300
                  Taxes payable .....................       15        195
                  Other accrued liabilities .........      171        275
                                                       -------    -------
                                                        $2,077     $2,402
                                                       =======    =======


6.  LONG-TERM DEBT

     During 1997, the Company partially financed the purchase of land under a 5 year note payable for approximately $747,000, which bears interest at a floating rate of prime plus one quarter percent (8.00% at December 31, 1998). The note is repayable in equal monthly installments beginning February 1998.

     At December 31, 1998, the repayment schedule for the note was $149,000 for each year 1999 through 2002 and $13,000 in the year 2003.


7.  COMMITMENTS AND CONTINGENCIES

     CAPITAL LEASE OBLIGATIONS: The Company has financed certain equipment under capital lease obligations which expire on various dates through the year 2002 and bear interest at rates between 7.6% and 11.6%. The lease commitments are repayable in monthly installments.

     OPERATING Leases: In May 1997, the Company purchased two adjacent parcels of land in San Diego for $5.0 million. In August 1997, the Company sold one parcel to Science Park Center LLC, a California limited liability company (the "LLC"), of which the Company owns a minority interest, in exchange for a note receivable in the amount of $3.5 million plus interest of 8.25%. However, for accounting purposes, this transaction does not qualify as a sale under SFAS No. 98 and therefore, the entire amount of the note receivable is included in land. The amount included in land at December 31, 1998 and 1997 was $3.8 million and $3.5 million, respectively.

     During 1998, the LLC constructed an expanded laboratory and office complex which was leased by the Company under a 15 year operating lease, commencing September 1998. The Company has the option to purchase the facility at any time during the term of the lease at a predetermined price. The lease contains a 4% per year escalation in base rent fees, effective with each anniversary. In November 1998, the Company subleased a portion of this facility to an unrelated third party for a term of 20 months. The Company will hold the second parcel of land until such a time as additional facilities are required.

     In November 1998, the lease obligation relating to the Company's former operating facility was amended to reduce the amount of square footage leased and to shorten the lease term to conclude in June 2000. The Company currently subleases this space to an unrelated third party and is obligated to continue this arrangement through June 2000.

     Repayment schedules for the capital lease obligations and operating lease commitments at December 31, 1998 are as follows (in thousands):

                                                 Capital        Operating
   Fiscal Year:                                   Leases          Leases
                                                --------         --------
   1999 ........................................   $863           $2,924
   2000 ........................................    733            2,731
   2001 ........................................    900            2,525
   2002 ........................................    350            2,626
   2003 ........................................     --            2,731
   Thereafter ..................................     --           32,721
                                                --------         --------
   Total minimum payments ......................  2,846          $46,258
                                                                 ========
   Less:  amounts representing interest ........   (367)
                                                --------
   Future minimum payments .....................  2,479
   Less:  current portion ......................   (693)
                                                --------
  Future payments on capital lease obligations . $1,786
                                                ========

     Rent expense was $2,379,000, $2,139,000, and $1,298,00 for the years ended December 31, 1998, 1997 and 1996, respectively. Sublease income was $837,000, $917,000 and $598,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future  minimum  sublease  income  to  be  received  under   non-cancelable
subleases at December 31, 1998 will be $985,000 and $506,000 for the years ending December 31, 1999 and 2000, respectively.

     Licensing and Research Agreements: The Company has entered into licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company has received licenses to technology, or technology claimed, in certain patents or patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of a patent, and, certain agreements require minimum royalty payments. Certain agreements also require the Company to make payments upon the achievement of specified milestones.


8.   STOCKHOLDERS' EQUITY

     Common Stock Issuances: From inception through 1996, the Company has issued Common Stock in various private and public offerings, as well as to corporate collaborators, at prices between $5.00 and $10.50 per share resulting in aggregate net proceeds of approximately $72.1 million.

     Options: The Company has authorized 5,005,414 shares of its Common Stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Option Plan, 1996 Director Option Plan and the 1997 NNL Stock Option Plan (collectively "the Plan"). These plans provide for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under these plans have terms of up to 10 years from the date of grant and may be designated as incentive stock options or nonstatutory stock options under the Plan.


     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                           1998                       1997                        1996
                               --------------------------  ---------------------------  --------------------------
                                                 Weighted                    Weighted                   Weighted
                                                 Average                     Average                    Average
                                   Options       Exercise       Options      Exercise      Options      Exercise
                                 (in thousands)   Price     (in thousands)    Price      (in thousands)   Price
                               ---------------------------  --------------------------  --------------------------
Outstanding at January 1, .....     2,653         $5.84          1,739         $4.48         1,415        $3.61
Granted .......................       677         $6.26          1,072         $7.86           378        $7.92
Exercised .....................       (81)        $3.64           (100)        $4.10           (11)       $3.60
Canceled ......................      (456)        $5.76            (58)        $5.88           (43)       $4.41
                               ----------------------------  --------------------------  ------------------------
Outstanding at December 31, ...     2,793         $6.02          2,653         $5.85          1,739       $4.48
                               ============================  ==========================  ========================

    A summary of options outstanding as of December 31, 1998 follows:

                       Options Outstanding                                      Options Exercisable
------------------------------------------------------------------     --------------------------------------
                                      Weighted
                                       Average
                    Outstanding       Remaining         Weighted        Exercisable         Weighted
   Range of           as of         Contractual         Average          As of             Average
 Exercise Prices     12/31/98          Life         Exercise Price      12/31/98        Exercise Price
-------------------------------------------------------------------------------------------------------------
 $0.02 to $2.50         492           5.4 years           $2.24             427               $2.40
      $4.25             553           6.2 years           $4.25             474               $4.25
 $5.00 to $7.01         486           8.6 years           $6.36             104               $5.64
 $7.38 to $7.86         678           8.5 years           $7.62             228               $7.58
 $8.00 to $10.25        584           8.2 years           $8.73             294               $8.73
                  -------------------------------------------------------------------------------------------
                      2,793           7.5 years           $6.02           1,527               $5.19

     The weighted average fair values of the options granted during 1998, 1997 and 1996 were $5.59, $5.01 and $5.79, respectively.

     Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.5%, 5.8% and 6.1%; a dividend yield of 0.0% (for all years), volatility factors of the expected market price of the Company's common stock of .88, .43 and .41; and a weighted average expected life of the option of 5 years (for all years presented).

     For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The pro forma effect on net income loss for 1998 and net income in 1997 and 1996, is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect less than full vesting for options granted during these periods. The Company's pro forma information for the years ended December 31, 1998, 1997 and 1996 follows (in thousands, except for per share data):

                                                   1998       1997       1996
                                              ---------------------------------
 Pro forma net income (loss) .................  $(20,758)     $4,364     $5,375
 Pro forma income (loss) per share (diluted) .    $(1.14)      $0.24      $0.33


     EMPLOYEE STOCK PURCHASE PLAN: The Company has reserved 125,000 shares of Common Stock for issuance under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of Common Stock on the start date of an offering period or on the date on which the shares are purchased. Through December 31, 1998, 51,082 shares had been issued pursuant to the Purchase Plan.

     WARRANTS: The Company has outstanding warrants to purchase 388,185 shares of Common Stock at exercise prices of $5.00 and $10.50 per share. The warrants generally expire between 1998 and 2007. At December 31, 1998, all outstanding warrants were exercisable.

     The following shares of Common Stock are reserved for future issuance at December 31, 1998:

         Stock option plans .....................   3,465,465
         Employee stock purchase plan ...........      73,918
         Warrants ...............................     388,185
                                                   ----------
         Total ..................................   3,927,568
                                                   ==========

     Of the shares available for future issuance under the Plan, 2,792,987 are outstanding grants and 672,478 remain available for future grant.


9.   COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     JANSSEN: In January 1995, the Company entered into a research and development agreement (the "Janssen Agreement") with Janssen, under which Janssen paid the Company $2.0 million in up-front license fees and $9.7 million in sponsored research payments during the three-year term of the collaborative research portion of the agreement. The research portion of the agreement was completed in 1997.

     Under the Janssen Agreement, the Company is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression and substance abuse, and up to $9.0 million in additional milestone payments for other indications. Milestone payments of $3.5 million have been received through December 31, 1998. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on worldwide product sales and has certain rights to co-promote such products in North America. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any.

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

     NOVARTIS: In January 1996, the Company entered into an agreement with Novartis under which Novartis paid the Company $5.0 million in up-front license fees and is obligated to provide Neurocrine with $7.0 million in research and development funding during the first two years of the agreement and up to $15.5 million in further research and development funding thereafter. As of December 31, 1998, the Company has received $15.2 million in sponsored research and development payments. In addition, the Company is also entitled to receive milestone payments for certain development and regulatory achievements. The Company has received $9.1 million of milestone payments through December 31, 1998 of which $2.3 million was received in 1998.

     In return, Novartis received manufacturing and marketing rights outside of North America and will receive a percentage of profits on sales in North America. The Company will receive royalties for all sales outside North America and a percentage of profits on sales in North America, which the Company may at its option convert to a right to receive royalties on product sales. Neurocrine is obligated to repay a portion of the development costs for potential products developed in such collaboration unless the Company elects to convert to the right to receive royalty payments. Novartis has the right to terminate the agreement upon six months notice.

     ELI LILLY: In October 1996, the Company entered into an agreement with Eli Lilly and Company under which the Company expects to receive $22.0 million in research payments of which $14.5 million have been received as of December 31, 1998. The Company is also entitled to milestone payments for certain development and regulatory accomplishments. The Company will have the option to receive co-promotion rights and share profits from commercial sales of select products, which result from the collaboration in the U.S. or receive royalties on U.S. product sales. The Company will receive royalties on product sales for the rest of the world.


10.  RELATED PARTY TRANSACTIONS

     Neuroscience Pharma, Inc: In March 1996, the Company along with a group of Canadian institutional investors (the "Canadian Investors") established Neuroscience Pharma Inc. ("NPI"). The Company's contribution was to license certain technology and Canadian marketing rights to NPI. The Canadian Investors contributed approximately $9.5 million in cash in exchange for Preferred Stock of NPI, which could be converted into 1,279,758 shares of the Company's Common Stock at the option of the investors. Upon conversion of the Preferred Shares, ownership of the shares transfer to the Company and is redeemable for approximately $9.5 million in cash at the option of the Company.

     NPI has committed to use these funds for research and clinical development of certain of the Company's programs in exchange for royalties on sales of products developed, as well as, exclusive Canadian marketing rights for such products in certain situations. The Company has the right to terminate this agreement upon the conversion of the Preferred Shares. In connection with their investment in NPI, the Canadian Investors also received warrants exercisable for 383,875 shares of the Company's Common Stock at an exercise price of $10.50 per share and are also eligible to receive additional warrants in the future upon attainment of certain additional funding.

     During December 1997 and October 1998, the Canadian Investors converted their Preferred Shares to Neurocrine Common Stock. As a result, the Company recorded an investment in NPI equal to the market value of Common Stock issued in exchange for the Preferred Shares and has recognized its proportionate share of NPI net losses in accordance with the equity method of accounting.

     The Preferred Shares are redeemable for approximately $9.5 million in cash at the Company's option. The redemption feature of the Preferred Shares limits their value to the balance of cash and cash equivalents maintained by NPI.
Consequently, the Company reduced the value of its NPI investment by $3.8 million during 1998. Equity in NPI losses was $3.4 million and $1.1 million in 1998 and 1997, respectively. The balance of the Company's investment in NPI was $1.4 million and $3.3 million at December 31, 1998 and 1997, respectively.

     During 1996, the Company entered into a sponsored research agreement with NPI. The terms of the agreement called for NPI to fund additional research efforts on technologies licensed to NPI by the Company. During 1998, the Company recognized $3.6 million in revenues associated with costs of research on the Neurogenomics and DHEA programs.


11.   INCOME TAXES

     At December 31, 1998, the Company had federal and California income tax net operating loss carryforwards of approximately $9.3 million and $8.3 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2009 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1.6 million and $271,000, respectively, which will begin to expire in 2007 and 2012, respectively, unless previously utilized. The Company has federal Alternative Minimum Tax credit carryforwards of approximately $257,000, which will carryforward indefinitely.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred during 1992 and 1993. However, the Company does not believe such change will have a material impact upon the utilization of these carryforwards.

     Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are shown below. A valuation allowance of $6,470,000 and $3,474,000 at December 31, 1998 and 1997, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

                                             1998       1997
                                           --------   --------
Deferred tax assets:
  Net operating loss carryforwards ....... $ 3,744      $ 993
  Tax credit carryforwards ...............   2,069      1,176
  Capitalized research and development ...     453        525
  Other, net .............................     204        780
                                           --------   --------
  Total deferred tax assets ..............   6,470      3,474
  Valuation allowance ....................  (6,470)    (3,474)
                                           --------   --------
  Net deferred tax assets ................ $    --    $    --
                                           ========   ========

    The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 1998, 1997 and 1996, due to the following:
                                                 1998        1997         1996
                                               --------    --------     --------

    Federal income taxes at 34% .............  $(6,785)    $ 1,816       $2,081
    State income tax, net of federal benefit         1          87           --
    Tax effect on non-deductible expenses ...    4,213          21           17
    Increase in valuation allowance and other    2,572      (1,837)      (2,098)
    Alternative minimum taxes ...............       --         127          248
                                              --------    --------      --------
                                               $     1     $   214      $   248
                                              ========    =========     ========

     The provision for taxes based on income at December 31, 1998, 1997 and 1996 consist of the following:

                         1998        1997        1996
                        ------      ------      ------
        Current:
          Federal .....   $ --        $127        $248
          State .......      1          87          --
        Deferred:
          Federal .....     --          --          --
          State .......     --          --          --
                        ------      ------      ------
          Total .......   $  1        $214        $248
                        ======      ======      ======



12.   Earnings per Share

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock (in thousands except for earning per share data):

                                                                    Year Ended December 31,
                                                           ---------------------------------------------

                                                                 1998             1997            1996
                                                              ---------        ---------       ---------
Numerator:
      Net income (loss) .................................     $(19,955)          $5,127          $5,874
      Effect of dilutive securities .....................           --               --              --
                                                              ---------        ---------       ---------
      Numerator for earnings (loss) per share ...........     $(19,955)          $5,127          $5,874
                                                              =========        =========       =========
Denominator:
      Denominator for basic earnings (loss) per share ...        18,141          16,930          14,971
      Effect of dilutive securities:
          Employee stock options ........................  Antidilutive             909             796
          Convertible preferred stock ...................  Antidilutive             204             183
          Warrants ......................................  Antidilutive             141             177
                                                           ------------        ---------       ---------
      Dilutive potential of common shares ...............            -            1,254           1,156
                                                              ---------        ---------       ---------
      Denominator for diluted earnings (loss) per share .        18,141          18,184          16,127
                                                              =========        =========       =========

      Basic earnings (loss) per share ...................      $  (1.10)         $ 0.30          $ 0.39
      Diluted earnings (loss) per share .................      $  (1.10)         $ 0.28          $ 0.36


13.       SUBSEQUENT EVENT

     On March 2, 1999, the Company entered into a collaboration agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation on the research, development and commercialization of compounds which modulate excitatory amino acid transporters ("EAATs") for the treatment of neurodegenerative and psychiatric diseases. The agreement, valued up to $78 million, provided that marketable products for these disorders result from the collaboration, includes sharing proprietary technologies between the two companies; funding for research and milestone achievements and potential royalties on world-wide sales of products resulting from the collaboration. The Company expects to receive three to five years of funding for research and development activities, in addition to access to Wyeth's chemical libraries for screening within the collaborative field.