Form 10-Q
period 1999-03-31
NEUROCRINE BIOSCIENCES INC
filed 1999-05-11
CIK 914475

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------


                                    FORM 10-Q

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

                           Yes X              No

     The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 18,960,581 as of April 30, 1999.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC
                                 FORM 10-Q INDEX


                                                                            PAGE
PART I.    FINANCIAL INFORMATION

 ITEM 1:      Financial Statements ........................................... 3

              Condensed Consolidated Balance Sheets as of March 31, 1999
                   and December 31, 1998 ..................................... 3

              Condensed Consolidated Statements of Operations for the
                   three months ended March 31, 1999 and 1998 ................ 4

              Condensed Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1999 and 1998 ................ 5

              Notes to the Condensed Consolidated Financial Statements ....... 6

 ITEM 2:      Management's Discussion and Analysis of Financial Condition
                   and Results of Operations ................................. 7

 ITEM 3:      Quantitative and Qualitative Disclosures About Market Risk .... 11


PART II.   OTHER INFORMATION

 ITEM 6:      Exhibits and Reports on Form 8-K .............................. 12

              SIGNATURES .................................................... 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         March 31,  December 31,
                                                           1999       1998
                                                        ---------   ---------
                                                        (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents .........................   $ 6,160    $11,708
    Short-term investments, available-for-sale ........    51,778     50,962
    Receivables under collaborative agreements ........       644        863
    Receivables from related parties ..................     1,038        544
    Other current assets ..............................       801      1,556
                                                          -------    -------
      Total current assets ............................    60,421     65,633

    Property and equipment, net .......................    10,900     10,899
    Other assets ......................................     3,322      3,997
                                                          -------    -------
      Total assets ....................................   $74,643    $80,529
                                                          =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................       688      2,481
    Accrued liabilities ...............................     1,486      2,077
    Deferred revenues and current
     portion of long-term obligations .................     1,497      1,011
                                                          -------    -------
      Total current liabilities .......................     3,671      5,569

    Long-term debt and capital lease obligations ......     2,058      2,247
    Other liabilities .................................       924        755
                                                          -------    -------
      Total liabilities ...............................     6,653      8,571

Stockholders' equity:
    Preferred Stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued and outstanding ....        --         --
    Common Stock, $0.001 par value; 100,000,000 shares
      authorized; issued and outstanding shares were
      18,960,581 in 1999 and 18,930,865 in 1998 .......        19         19
    Additional paid in capital ........................    97,254     97,064
    Deferred compensation and shareholder notes .......      (340)      (306)
    Accumulated other comprehensive income ............        (4)        31
    Accumulated deficit ...............................   (28,939)   (24,850)
                                                          -------    -------
      Total stockholders' equity ......................    67,990     71,958
                                                          -------    -------

   Total liabilities and stockholders' equity .........    74,643     80,529
                                                          =======    =======



   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            (unaudited; in thousands except earnings per share data)


                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
Revenues:
    Sponsored research and development ....................  $ 2,789    $ 2,661
    Milestones ............................................       --      1,250
    Grant income and other revenues .......................      762        225
                                                             --------   --------
       Total revenues .....................................    3,551      4,136

Operating expenses:
    Research and development ..............................    6,371      4,641
    General and administrative ............................    1,706      1,528
                                                             --------   --------
       Total operating expenses ...........................    8,077      6,169

Income (loss) from operations .............................   (4,526)    (2,033)

Other income and (expenses):
    Interest income .......................................      892      1,119
    Interest expense ......................................      (46)       (34)
    Equity in NPI loss and other adjustments ..............     (749)      (400)
    Other income ..........................................      340        163
                                                             --------   --------
Income (loss) before taxes ................................   (4,089)    (1,185)

Income taxes ..............................................       --         --
                                                             --------   --------
Net income (loss) .........................................  $(4,089)   $(1,185)
                                                             ========   ========

Earnings (loss) per common share:
    Basic and Diluted .....................................  $ (0.22)   $ (0.07)

Shares used in the calculation of
  earnings (loss) per common share:
    Basic and Diluted .....................................   18,955     17,707






   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited; in thousands)

                                                              Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income .......................................  $ (4,089)   $ (1,185)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
      Equity in NPI losses and other adjustments ........       749         400
      Depreciation and amortization .....................       632         377
      Deferred revenues .................................       525        (875)
      Deferred rent .....................................       197          85
      Compensation expense for stock options ............        31          97
      Change in operating assets and liabilities:
        Accounts receivable and other current assets ...        480      (3,036)
        Other non-current assets .......................       (147)        131
        Accounts payable and accrued liabilities .......     (2,412)     (1,666)
                                                            --------    --------
Net cash flows used in by operating activities .........     (4,034)     (5,672)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ....................     (5,851)    (15,082)
Sales/maturities of short-term investments .............      5,000      19,659
Purchases of property and equipment ....................       (560)       (424)
                                                            --------    --------
Net cash flows (used in) provided by
 investing activities ..................................     (1,411)      4,153

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ...............................        125         135
Principal payments on long-term obligations ............       (228)       (250)
                                                            --------    --------
Net cash flows used in financing activities ............       (103)       (115)
                                                            --------    --------
Net decrease in cash and cash equivalents ..............     (5,548)     (1,634)

Cash and cash equivalents at beginning of the period ...     11,708      15,771
                                                            --------    --------
Cash and cash equivalents at end of the period .........   $  6,160    $ 14,137
                                                            ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein are unaudited. These financial statements include the accounts of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") and its wholly owned subsidiary, Northwest NeuroLogic, Inc. ("NNL"). All significant intercompany transactions have been eliminated in consolidation. The Company's minority ownership interest in Neuroscience Pharma, Inc. ("NPI") has been accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 1999.

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

    The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NET INCOME PER SHARE

    In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. For the quarters ended March 31, 1999 and 1998, potentially dilutive securities were excluded from the diluted earnings per share calculation as their effects were antidilutive.

     COMPREHENSIVE INCOME

     Financial Accounting Standards Board Statement No. 130, "Comprehensive Income", requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Other comprehensive income consisted of gains (losses) on short-term investments of ($35,000) and $17,000 for the three months ended March 31, 1999 and 1998, respectively.

     SEGMENT INFORMATION

     Financial Accounting Standards Board Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. The Company is engaged in the discovery and development of prescription drugs and considers its operations to be a single reportable segment. Financial results of this reportable segment are presented in the accompanying financial statements. The Company has no foreign operations.


      ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time the Company's existing capital resources will meet its funding requirements, and financial results and operations. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and those outlined in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


     OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company has funded its operations primarily through public offering and payments under research and development agreements. The Company is developing a number of products with corporate collaborators and will rely on those collaborators and new collaborators to meet funding requirements. Revenues are expected to come from the Company's strategic alliances. The Company expects to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of March 31, 1999, Neurocrine has incurred a cumulative deficit of $28.9 million and expects to incur operating losses in the future, which may be greater than losses in prior years.


     RESULTS OF OPERATIONS

     Revenues decreased to $3.6 million for the first quarter 1999 compared with $4.1 million respective period last year. The decline in revenues resulted primarily from the timing of milestone achievements under the Company's collaborative agreements. To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues vary from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings.
Accordingly, results and earnings of one period are not predictive of future periods.

     Research and development expenses increased to $6.4 million for the first quarter 1999 compared with $4.6 million for the respective period in 1998. Increased expenses resulted primarily from the advancement of drug candidates into clinical testing and the addition of clinical personnel needed to manage these efforts. The Company anticipates substantial increases in future development expenses as it continues to advance drug candidates into various stages of clinical development.

     General and administrative expenses increased to $1.7 million for first quarter 1999 compared with $1.5 million during the same period last year. Increased expenses resulted from additional administrative personnel, business development and professional services needed to support the Company's expanded clinical development efforts.

     Interest income decreased to $892,000 during the first quarter of 1999 compared with $1.1 million for the same period last year. This decrease was due to a decline in the effective interest yields and average cash balances. The effective interest yield during the first quarter of 1999 was 6.0% on an average cash, cash equivalents and short-term investments balance of $59.3 million compared with a yield of 6.2% on an average balance of $71.1 million during the first quarter of 1998. The Company anticipates further decline in interest income as it uses cash reserves to fund progressive clinical trials.

     Net loss for the first quarter of 1999 was $4.1 million or $0.22 per share compared with $1.2 million or $0.07 per share for the same period in 1998. The decrease in net earnings and earnings per share resulted primarily from the timing of milestone revenues received under the Company's collaborative agreements and the increase in development expenses as the Company advances it's drug candidates into clinical testing. The Company anticipates substantial losses in future periods as these activities mature.


     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company's cash, cash equivalents, and short-term investments totaled $57.9 million compared with $62.7 million at December 31, 1998. The decline in cash balances in 1999 reflects the funding of clinical development and the purchase of equipment.

     Cash used in operating activities during the first quarter of 1999 was $4.0 million compared to $5.7 million for the same period last year. Cash used during the first quarter of 1999 reflects the payment of clinical development expenses and other accrued liabilities. Cash used during 1998 reflects the increase in accounts receivable and payment of liabilities.

     Cash used in investing activities during the first quarter of 1999 was $1.4 million compared to cash provided of $4.2 million during the same period in 1998. The increase in cash used was primarily the result of timing differences in investment purchases and sales/maturities and fluctuations in the Company's portfolio mix between cash equivalent and short-term investment holdings.

     Cash used in financing activities during the first quarter of 1999 was $103,000 compared to $115,000 for the same period last year. The issuances of Common Stock and principal payments on long-term obligations were consistent between periods. Beginning with the second quarter of 1999, the Company expects to enter into new capital leasing obligations to finance its current year equipment purchases.

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least through the year 2000. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs. Failure of a corporate collaborator to meet its contractual obligations could have a material adverse effect on the Company's financial position and results of operations.


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

     Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The Company's investments are primarily in fixed income, investment-grade securities that are not restricted. The investment policy emphasizes return on principal and liquidity and is focused on fixed returns, which limit volatility and risk of principal. At March 31, 1999 and December 31, 1998, the Company had available-for-sale securities of $51.8 million and $51.0 million, respectively.

     Interest risk exposure on long-term debt relates to the Company's note payable which bears a floating interest rate of prime plus one quarter percent (8.00% at March 31, 1999 and December 31, 1998). At March 31, 1999 and December 31, 1998, the note balance was approximately $573,000 and $610,000, respectively. This note is payable in equal monthly installments through January 2003.


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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are Year 2000 compliant. That assessment did, however, indicated that software and hardware (embedded chips) used in some scientific equipment were at risk. The Company is currently assessing cost comparisons on whether to remediate or replace this equipment and expects to have the equipment corrected and re-tested by mid-1999. The Company has gathered information about the Year 2000 compliance status of its significant suppliers and contractors and continues to monitor their compliance.

     For its information technology exposures, to date the Company is 99% complete on the remediation phase and expects to complete software reprogramming and replacement no later than May 31, 1999. To date, the Company has completed 100% of its testing and has implemented 90% of its remediated systems for its scientific equipment. The remediation phase for all significant systems is expected to be complete by May 31, 1999, with all remediated systems fully tested by mid-1999.

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

     The Company's plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including continued availability of certain resources, and other factors. Estimates on the status of completion and the expected completion dates are based on costs incurred to date compared to total expected costs. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     The Company has not completed a formal contingency plan for non-compliance, but it is developing a plan based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a contingency plan in place by mid-1999, which will include development of backup procedures, identification of alternate suppliers and possible increases in supplies inventory levels. The Company has not identified its most likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis by mid-1999.

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

     Neurocrine will require additional funding for the continuation of its research and product development programs, for progress with preclinical testing and clinical trials, for operating expenses, for the pursuit of regulatory approvals for its product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and any possible acquisitions, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company may seek to access the public or private equity markets whenever conditions are favorable. The Company may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off-balance sheet financing. There can be no assurance that adequate funding will be available on terms acceptable to the Company, if at all. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research or development programs or obtain funds through arrangements with collaborative partners or others. This may require the Company to relinquish rights to certain of its technologies or product candidates.

     The Company believes that its existing capital resources will be adequate to satisfy its current and planned operations through the year 2000. The Company's operating expenses are anticipated to rise significantly in future periods as products are advanced through the various development and clinical stages. Neurocrine expects to incur additional operating expenses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

     In particular, see "Risk Factors" referenced in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A discussion of the Company's exposure to, and management of, market risk appears in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Interest Rate Risk".

                           PART II: OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

     27       Financial Data Schedule

(B) Reports on Form 8-K. During the quarter ended March 31, 1999, the Company filed no current reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   05/11/99              /s/ Paul W. Hawran
                               Paul W. Hawran
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)