Form 10-Q
period 1999-06-30
NEUROCRINE BIOSCIENCES INC
filed 1999-08-11
CIK 914475

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

                  For the quarterly period ended JUNE 30, 1999

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

                                    Yes X No

    The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 18,984,198 as of July 31, 1999.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC
                                 FORM 10-Q INDEX

                                                                           PAGE
PART I    FINANCIAL INFORMATION

 ITEM 1:  Financial Statements ...........................................    3

          Condensed Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998 .....................................    3

          Condensed Consolidated Statements of Operations for the three
               and six months ended June 30, 1999 and 1998 ...............    4

          Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1999 and 1998 .......................    5

          Notes to the Condensed Consolidated Financial Statements .......    6

 ITEM 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................    7

 ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk .....   12

PART II   OTHER INFORMATION

 ITEM 4:  Submission of Matters to a Vote of Security Holders ............   12

 ITEM 5:  Other Information ..............................................   13

 ITEM 6:  Exhibits and Reports on Form 8-K ...............................   13

          SIGNATURES .....................................................   13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                        Jun 30,  Dec 31,
                                                         1999     1998
                                                       --------  --------
                                                     (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents ........................    $ 11,900  $ 11,708
Short-term investments, available-for-sale .......      41,198    50,962
Receivables under collaborative agreements .......       1,689       863
Receivables from related parties .................       1,045       544
Other current assets .............................         687     1,556
                                                      --------  --------
Total current assets .............................      56,519    65,633

Property and equipment, net ......................      11,100    10,899
Other assets .....................................       2,964     3,997
                                                      --------  --------

Total assets .....................................    $ 70,583  $ 80,529
                                                      ========  ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .................................    $  1,237  $  2,481
Accrued liabilities ..............................       1,471     2,077
Deferred revenues and current
  portion of long-term obligations ...............         986     1,011
                                                      --------  --------
Total current liabilities ........................       3,694     5,569

Long-term debt and capital lease obligations .....       2,287     2,247
Other liabilities ................................       1,268       755
                                                      --------  --------
Total liabilities ................................       7,249     8,571

Stockholders' equity:

Preferred Stock, $0.001 par value; 5,000,000 shares
  authorized; no shares issued and outstanding ...        --        --
Common Stock, $0.001 par value; 100,000,000 shares
  authorized; issued and outstanding shares were
  18,962,083 in 1999 and 18,930,865 in 1998 ......          19        19
Additional paid in capital .......................      97,325    97,064
Deferred compensation and shareholder notes ......        (315)     (306)
Accumulated other comprehensive income ...........        (119)       31
Accumulated deficit ..............................     (33,576)  (24,850)
                                                      --------  --------
Total stockholders' equity .......................      63,334    71,958

                                                      --------  --------
Total liabilities and stockholders' equity .......    $ 70,583  $ 80,529
                                                      ========  ========


   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except loss per share data)


                                         Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                          -----------------   -----------------
                                            1999      1998      1999      1998
                                          -------   -------   -------   -------
Revenues:
 Sponsored research and development ... $ 2,762 $ 1,976 $ 5,551 $ 4,637 Sponsored research and development
 from related party ...................      --        --         494      --
 Milestones ...........................       750      --         750     1,250
 Grant income and other revenues ......       298       315       566       540
                                          -------   -------   -------   -------
Total revenues .......................      3,810     2,291     7,361     6,427

Operating expenses:
 Research and development .............     7,182     4,423    13,562     9,064

 General and administrative ...........     2,008     1,339     3,705     2,867
 Write-off of acquired in-process research
 and development and licenses .........      --       4,910      --       4,910
                                           -------   -------   -------   -------
 Total operating expenses .............     9,190    10,672    17,267    16,841

Loss from operations ..................    (5,380)   (8,381)   (9,906)  (10,414)

 Other income and (expenses):
 Interest income ......................       694     1,000     1,586     2,119
 Interest expense .....................       (64)      (30)     (110)      (64)
 Equity in NPI loss and other .........      (141)   (1,043)     (890)   (1,443)
 Other income .........................       254       478       594       641
                                          -------   -------   -------   -------
 Loss before income taxes .............    (4,637)   (7,976)   (8,726)   (9,161)

 Income taxes .........................      --        --        --        --
                                          -------   -------   -------   -------

 Net loss .............................   $(4,637)  $(7,976)  $(8,726)  $(9,161)
                                          ========  ========  ========  ========
Loss per common share:
 Basic and Diluted ....................   $ (0.24)  $ (0.45)  $ (0.46)  $ (0.51)

Shares used in the calculation of
 loss per common share:
 Basic and Diluted ....................    18,958     18,961    17,874    17,790



     See accompanying notes to condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                              1999      1998
                                                           --------- ---------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss ..............................................   $ (8,726) $ (9,161)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Acquisition of NNL ....................................       --       4,200
  Equity in NPI losses and other adjustments ............        890       600
  Depreciation and amortization .........................        959       781
  Deferred revenues .....................................         43    (1,750)
  Deferred expenses .....................................        504       241
  Change in operating assets and liabilities,
    net of acquired business:
    Accounts receivable and other current assets ........       (458)      (61)
    Other non-current assets ............................         33      (567)
    Accounts payable and accrued liabilities ............     (1,850)   (2,066)
                                                           --------- ---------
  Net cash flows used in operating activities ...........     (8,605)   (7,783)

  CASH FLOW FROM INVESTING ACTIVITIES
  Purchases of short-term investments ...................     (5,890)  (27,063)
  Sales/maturities of short-term investments ............     15,504    31,833
  Purchases of property and equipment ...................     (1,050)   (1,679)
                                                           --------- ---------
  Net cash flows provided by investing activities .......      8,564     3,091

  CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock ..............................        261       109
  Proceeds from capital lease financing .................        437      --
  Principal payments on long-term obligations ...........       (465)     (546)
  Payments received on notes receivable
    from stockholders ...................................       --           1
                                                           --------- ---------
  Net cash flows provided by (used in)
  financing activities ..................................        233      (436)
                                                           --------- ---------
  Net increase (decrease) in cash and cash equivalents ..        192    (5,128)

  Cash and cash equivalents at beginning of the period ..     11,708    15,771
                                                           --------- ---------
  Cash and cash equivalents at end of the period ........   $ 11,900  $ 10,643
                                                           ========= =========


   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited. These financial statements include the accounts of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") and its wholly owned subsidiary, Northwest NeuroLogic, Inc. ("NNL"). All significant intercompany transactions have been eliminated in consolidation. The Company's minority ownership interest in Neuroscience Pharma, Inc. ("NPI") has been accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and six months ended June 30, 1999.

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

2.  NET INCOME PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. For the three and six months ended June 30, 1999 and 1998, potentially dilutive securities were excluded from the diluted earnings per share calculation as their effects were antidilutive.

3.  COMPREHENSIVE INCOME

     Financial Accounting Standards Board Statement No. 130, "Comprehensive Income", requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Other comprehensive income consisted of gains (losses) on short-term investments of ($115,000) and ($150,000) for the three and six months ended June 30, 1999; and ($12,000) and 5,000 for the same periods in 1998, respectively.

4.  SEGMENT INFORMATION

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

5.  SUBSEQUENT EVENTS

     On July 7, 1999, Novartis Pharma A.G. ("Novartis"), the successor in rights of Ciba-Geigy, Limited, exercised its right to terminate the Development and Commercialization Agreement, effective January 7, 2000. As a result, Neurocrine will reacquire the worldwide rights to its multiple sclerosis compound, MSP771.

     On July 20, 1999, the Data and Safety Monitoring Board for the MSP771 Phase II trials recommended that the administration of the drug be stopped due to a number of patients reporting hypersensitivity-type reactions. As defined in the protocol, all patients treated with MSP771 will be followed to establish a complete safety and efficacy database. The results of the analysis should be completed by year-end 1999.


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


     OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company has funded its operations primarily through public offering and payments under research and development agreements. The Company is developing a number of products with corporate collaborators and will rely on those collaborators and new collaborators to meet funding requirements. Revenues are expected to come from the Company's strategic alliances. The Company expects to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of June 30, 1999, Neurocrine has incurred a cumulative deficit of $33.6 million and expects to incur operating losses in the future, which may be greater than losses in prior years.


     RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998

    Revenues for the second quarter of 1999 were $3.8 million compared to $2.3 million for the respective period in 1998. The increase in revenues primarily resulted from the 1999 collaboration with Wyeth-Ayerst. This agreement included a number of milestone payments, one of which was achieved during the second quarter earning a $750,000 payment in addition to quarterly sponsored research payments of $750,000.

    Research and development expenses increased to $7.2 million for the second quarter of 1999 compared to $4.4 million for the same period in 1998. The increase reflects higher costs associated with increased scientific personnel and related expenditures as the Company advances its drug candidates through clinical testing. Currently, the Company has five compounds in clinical development.

    General and administrative expenses increased to $2.0 million during the second quarter of 1999 compared to $1.3 million for the same period in 1998. The increase resulted primarily from additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts.

     During 1998, the Company wrote-off acquired in-process research and development fees of $4.9 million. Of that total, $4.2 million were non-cash charges relating to the acquisition of NNL.

    Interest income decreased to $694,000 during the second quarter of 1999 compared to $1.0 million for the same period last year. The decrease was primarily due to a decline in investment balances. The Company anticipates further decline in interest income as cash reserves are used to fund progressive clinical trials.

    Net loss for the second quarter of 1999 was $4.6 million or $0.24 per share compared to $8.0 million or $0.45 per share for the same period in 1998. The decrease in net loss resulted from higher revenues primarily associated with the Wyeth-Ayerst collaboration offset by the write-off of acquired in-process research and development during 1998.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

    Revenues for the six months ended June 30, 1999 were $7.4 million compared to $6.4 million for the same period in 1998. The 15% increase in revenues included $2.3 million in milestones and development funding from the 1999 collaboration with Wyeth-Ayerst, and $540,000 of development funding from the Company's Canadian affiliate, NPI. The 1998 revenues under the Novartis and Janssen collaborations exceed those earned in 1999 by $1.6 million and $250,000, respectively.

         Research and development expenses increased to $13.6 million for the six months ended June 30, 1999 compared to $9.1 million for the same period in 1998. The increase reflects higher costs associated with increased scientific personnel and development costs as the Company advances its drug candidates through the clinical testing The Company has five compounds in clinical development.

    General and administrative expenses increased to $3.7 million during the six months ended June 30, 1999 compared to $2.9 million for the same period last year. The increase is attributable to additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts.

     During 1998, the Company wrote-off acquired in-process research and development fees of $4.9 million. Of that total, $4.2 million were non-cash charges relating to the acquisition of NNL.

    Interest income decreased to $1.6 million during the six months ended June 30, 1999 compared to $2.1 million for the same period last year. The decline in interest income resulted from lower investment balances. The Company anticipates further decline in interest income as cash reserves are used to fund progressive clinical trials.

    Net loss for the six months ended June 30, 1999 was $8.7 million or $0.46 per share compared to $9.1 million or $0.51 per share for the same period in 1998. The decrease in net loss resulted from higher revenues associated with the 1999 collaboration with Wyeth-Ayerst, net of the increased funding of progressive clinical trials and the write-off of acquired in-process research and development during 1998.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company's cash, cash equivalents, and short-term investments totaled $53.1 million compared with $62.7 million at December 31, 1998. The decline in cash balances during 1999 reflects the increased losses associated with the increasing costs of clinical development and the addition of scientific personnel.

     Net cash used in operating activities during the first half of 1999 was $8.6 million compared with $7.8 million for the same period last year. Net cash used during 1999 and 1998 reflects the payment of clinical development expenses and other accrued liabilities. The Company anticipates further funding of clinical trials to use cash in future periods.

     Net cash provided by investing activities during 1999 was $8.5 million compared with $3.1 million during 1998. The increase in cash provided was primarily the result of timing differences in the investment purchases and sales/maturities and the fluctuations in the Company's portfolio mix between cash equivalents and short-term investment holdings.

     Net cash provided by financing activities during the first half of 1999 was $233,000 compared with net cash used of $436,000 during the same period in 1998. Proceeds capital lease financing provided cash during 1999. Payment on long-term debts used cash during 1998.

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least through the year 2001. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs. Failure of a corporate collaborator to meet its contractual obligations could have a material adverse effect on the Company's financial position and results of operations.


     INTEREST RATE RISK

     The Company is exposed to changes in interest rates primarily from its long-term debt. The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments nor the costs associated with the long-term debt.

      Interest risk exposure on long-term debt relates to the Company's note payable which bears a floating interest rate of prime plus one quarter percent (8.00% at June 30, 1999 and December 31, 1998). At June 30, 1999 and December 31, 1998, the note balance was $535,000 and $610,000, respectively. This note is payable in equal monthly installments through January 2003.

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

     The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems are Year 2000 compliant. That assessment did, however, indicated that software and hardware (embedded chips) used in some scientific equipment were at risk. The Company is currently assessing cost comparisons on whether to remediate or replace this equipment and expects to have the equipment corrected and re-tested by September 30, 1999. The Company has gathered information about the Year 2000 compliance status of its significant suppliers and contractors and continues to monitor their compliance.

     For its information technology exposures, to date the Company is 99% complete on the remediation phase and expects to complete software reprogramming and replacement by September 30, 1999. To date, the Company has completed 100% of its testing and has implemented 95% of its remediated systems for its scientific equipment. The remediation phase for all significant systems is expected to be complete and fully tested by September 30, 1999.

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

     The Company will utilize both internal and external resources to reprogram, or replace, test and implement the software and scientific equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at approximately $175,000 and is being funded through operating cash flows and capital equipment financing. To date, the Company has incurred approximately $140,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $25,000 is for the replacement scientific capital equipment and $10,000 for the remediation of other hardware and software.

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

     The Company has not completed a formal contingency plan for non-compliance, but it is developing a plan based on the information obtained from third parties and an on-going evaluation of the Company's own systems. The Company anticipates having a contingency plan in place by September 30, 1999, which will include development of backup procedures, identification of alternate suppliers and possible increases in supplies inventory levels. The Company has not identified its most likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. The Company plans on completing this analysis by October 30, 1999.

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

     For a further discussion of the risks assoicaited with an investment in the Company, please see the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A discussion of the Company's exposure to, and management of, market risk appears in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Interest Rate Risk".


                           PART II: OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) The Company's Annual Meeting of Stockholders was held on May 21, 1999 (the "Annual Meeting").

   (b) The following Class III Directors were elected at the Annual Meeting:


       Name                           Position                    Term Expires
       ----                           --------                    ------------
       Gary A. Lyons                  Class III Director              2002
       Harry F. Hixson, Jr.           Class III Director              2002


     The following Class I and II Directors continue to serve their respective terms which expire on the Company's Annual Meeting of Stockholders in the year as noted:

       Name                           Position                    Term Expires
       ----                           --------                    ------------
       Joseph A. Mollica              Class I Director                2000
       Wylie W. Vale                  Class I Director                2000
       Stephen A. Sherwin             Class II Director               2001
       Richard F. Pops                Class II Director               2001

     (c) At the Annual Meeting, stockholders voted on three matters: (i) the election of two Class III directors for a term of three years expiring in 2002,
(ii) the amendment of the 1992 Incentive Stock Plan (the "1992 Plan") to increase the number of shares of Common Stock reserved for issuance thereunder from 4,700,000 to 5,300,000 shares, and (iii) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. The voting results were as follows:

     (i) The election of Gary A. Lyons and Harry F. Hixson, Jr. as Class III Directors for a term of three years:
          For 13,502,854          Withhold 408,452

     (ii) Approval to amend the Company's 1992 Incentive Stock Plan, increasing the number of shares of Common Stock reserved for issuance from 4,700,000 to 5,300,000 Shares:
          For 13,027,929          Against 853,922          Abstain 29,455

     (iii)Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999:
          For 13,886,053          Against 16,993           Abstain 8,260

ITEM 5.  OTHER INFORMATION

     On July 7, 1999, Novartis exercised its right to terminate the Development and Commercialization Agreement, effective January 7, 2000. Please see note 5 to
Item 1 for discussion of this event.

     On July 19, 1999, the Board of Directors of the Company amended and restated the Rights Agreement by and between the Company and American Stock & Trust Company (as amended and restated, the "Rights Agreement") to, among other things, remove both the continuing director provisions and the 10-day redemption window following the Shares Acquisition Date (as defined in the Rights Agreement). The Rights Agreement is attached hereto as Exhibit 4.1 and is incorporated herein by reference.

     On July 20, 1999, the Data and Safety Monitoring Board for the MSP771 Phase II trials recommended that the administration of the drug be stopped due to a number of patients reporting hypersensitivity-type reactions. Please see note 5 to Item 1 for discussion of this event.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) Exhibits. The following exhibits are filed as part of this report:

          4 Amended and Restated Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of July 19, 1999.

          10 Amended 1992 Incentive Stock Plan, as amended May 27, 1997, May 27, 1998 and May 21, 1999.

          27        Financial Data Schedule.


     (B) Reports on Form 8-K. During the quarter ended June 30, 1999, the Company filed no current reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   08/11/99              /s/ Paul W. Hawran
                               Paul W. Hawran
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


     4 Amended and Restated Rights Agreement by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, dated as of July 19, 1999.

     10 Amended 1992 Incentive Stock Plan, as amended May 27, 1997, May 27, 1998 and May 21, 1999.

     27   Financial Data Schedule.