Form 10-Q
period 1999-09-30
NEUROCRINE BIOSCIENCES INC
filed 1999-11-12
CIK 914475

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

                For the quarterly period ended SEPTEMBER 30, 1999

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

                                 (858) 658-7600
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes X No

    The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 19,081,984 as of October 31, 1999.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC
                                 FORM 10-Q INDEX


                                                                            PAGE
PART I.         FINANCIAL INFORMATION

  ITEM 1:  Financial Statements...........................................     3

           Condensed Consolidated Balance Sheets as of September 30, 1999
            and December 31, 1998.........................................     3

           Condensed Consolidated Statements of Operations for the three
            and nine months ended September 30, 1999 and 1998.............     4

           Condensed Consolidated Statements of Cash Flows for nine months
            ended September 30, 1999 and 1998.............................     5

           Notes to the Condensed Consolidated Financial Statements.......     6

  ITEM 2:  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     7

  ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk....     11

PART II.        OTHER INFORMATION

  ITEM 5:  Other Information.............................................     12

  ITEM 6:  Exhibits and Reports on Form 8-K..............................     12

  SIGNATURES.............................................................     12

  INDEX TO EXHIBITS......................................................     13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          NEUROCRINE BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                            Sep 30,     Dec 31,
                                                             1999        1998
                                                          ----------  ----------
                                                          (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ..........................   $  7,591    $ 11,708
    Short-term investments, available-for-sale .........     40,946      50,962
    Receivables under collaborative agreements .........      3,591         863
    Receivables from related parties ...................      1,045         544
    Other current assets ...............................      1,059       1,556
                                                            --------    --------
       Total current assets ............................     54,232      65,633

    Property and equipment, net ........................     11,521      10,899
    Other assets .......................................      2,534       3,997
                                                            --------    --------
       Total assets ....................................   $ 68,287    $ 80,529
                                                            ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...................................   $    811    $  2,481
    Accrued liabilities ................................      2,532       2,077
    Deferred revenues ..................................        736         169
    Current portion of long-term debt ..................        149         149
    Current portion of capital lease obligations .......        772         693
                                                            --------    --------
       Total current liabilities .......................      5,000       5,569


    Long-term debt .....................................        349         461
    Capital lease obligations ..........................      1,882       1,786
    Deferred rent ......................................        834         257
    Other liabilities ..................................        929         498
                                                            --------    --------
      Total liabilities ...............................      8,994       8,571

Stockholders' equity:
    Preferred Stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued and outstanding ....       --          --
    Common Stock, $0.001 par value; 100,000,000 shares
       authorized; issued and outstanding shares were
       19,080,853 in 1999 and 18,930,865 in 1998 .......         19          19
    Additional paid in capital .........................     97,864      97,064
    Deferred compensation and shareholder notes ........       (496)       (306)
    Accumulated other comprehensive (loss) income ......       (111)         31
    Accumulated deficit ................................    (37,983)    (24,850)
                                                            --------    --------
       Total stockholders' equity ......................     59,293      71,958
                                                            --------    --------
       Total liabilities and stockholders' equity ......   $ 68,287    $ 80,529
                                                            ========    ========

   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except loss per share data)


                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                             ---------------------   ---------------------
                                                 1999        1998        1999        1998
                                             ---------------------   ---------------------
Revenues:
    Sponsored research and development ...   $  4,209    $  2,112    $  9,760    $  6,749
    Sponsored research and development
     from related party ..................       --         2,066         501       2,066
    Milestones ...........................        750         750       1,500       2,000
    Grant income and other revenues ......        272         126         831         666
                                              --------    --------    --------    --------
       Total revenues ....................      5,231       5,054      12,592      11,481

Operating expenses:
    Research and development .............      8,331       6,393      21,893      15,457
    General and administrative ...........      1,882       1,814       5,587       4,681
    Write-off of acquired in-process
     research and development and licenses       --          --          --         4,910
                                              --------    --------    --------    --------
       Total operating expenses ..........     10,213       8,207      27,480      25,048

Loss from operations .....................     (4,982)     (3,153)    (14,888)    (13,567)

Other income and (expenses):
    Interest income ......................        623       1,174       2,209       3,293
    Interest expense .....................        (59)        (23)       (169)        (87)
    Equity in NPI loss and
     other adjustments ...................       (284)     (2,299)     (1,174)     (3,742)
    Other income .........................        295         264         889         905
                                              --------    --------    --------    --------
Loss before taxes ........................     (4,407)     (4,037)    (13,133)    (13,198)

Income taxes .............................       --          --          --          --
                                              --------    --------    --------    --------
Net loss .................................   $ (4,407)   $ (4,037)   $(13,133)   $(13,198)
                                              ========    ========    ========    ========

Loss per common share:
    Basic & Diluted                          $  (0.23)   $  (0.22)   $  (0.69)   $  (0.74)

Shares used in the calculation
 of loss per common share:
    Basic & Diluted                            19,006      18,189       18,975     17,925


   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                            Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            1999          1998
                                                         ----------  -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ..............................................   $(13,133)   $(13,198)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Acquisition of NNL ..............................       --         4,200
      Equity in NPI losses and other adjustments ......      1,175       1,281
      Depreciation and amortization ...................      1,532       1,261
      Deferred revenues ...............................        567        (875)
      Deferred expenses ...............................      1,260         185
      Change in operating assets and liabilities,
        net of acquired business:
           Accounts receivable and other current assets     (2,732)       (522)
           Other non-current assets ...................        124         924
           Accounts payable and accrued liabilities ...     (1,215)     (1,249)
                                                           --------    --------
Net cash flows used in operating activities ...........    (12,422)     (7,993)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ...................    (26,763)    (31,144)
Sales/maturities of short-term investments ............     36,637      42,961
Purchases of property and equipment ...................     (1,990)     (3,069)
                                                           --------    --------
Net cash flows provided by investing activities .......      7,884       8,748

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ..............................        358         477
Proceeds from capital lease financing .................        771       2,334
Principal payments on long-term obligations ...........       (708)       (776)
Payments received on notes receivable from stockholders       --             1
                                                           --------    --------
Net cash flows provided by financing activities .......        421       2,036

                                                           --------    --------
Net (decrease) increase in cash and cash equivalents ..     (4,117)      2,791

Cash and cash equivalents at beginning of the period ..     11,708      15,771
                                                           --------    --------
Cash and cash equivalents at end of the period ........   $  7,591    $ 18,562
                                                           ========    ========


   See accompanying notes to the condensed consolidated financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein are unaudited. These financial statements include the accounts of Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") and its wholly owned subsidiary, Northwest NeuroLogic, Inc. ("NNL"). All significant intercompany transactions have been eliminated in consolidation. The Company's minority ownership interest in Neuroscience Pharma, Inc. ("NPI") has been accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 1999.

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

2.  NET INCOME PER SHARE

     In accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company such as common stock which may be issuable upon exercise of outstanding common stock options, warrants and preferred stock. These shares are excluded when their effects are antidilutive. For the three and nine months ended September 30, 1999 and 1998, potentially dilutive securities were excluded from the diluted earnings per share calculation.

3.  COMPREHENSIVE INCOME

     Financial Accounting Standards Board Statement No. 130, "Comprehensive Income", requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. Other comprehensive income consisted of gains (losses) on short-term investments of $8,000 and ($142,000) for the three and nine months ended September 30, 1999; and $16,000 and $21,000 for the same periods in 1998, respectively.

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


     OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company has funded its operations primarily through public offering and payments under research and development agreements. The Company is developing a number of products with corporate collaborators and will rely on those collaborators and new collaborators to meet funding requirements. Revenues are expected to come from the Company's strategic alliances. The Company expects to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of September 30, 1999, Neurocrine has incurred a cumulative deficit of $38.0 million and expects to incur operating losses in the future, which may be greater than losses in prior years.


     RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 ----------------------------------------------

    Revenues for the third quarter of 1999 were $5.2 million compared to $5.1 million for the respective period in 1998. The increase in revenues primarily resulted from the 1999 collaborations with Wyeth-Ayerst and Janssen Pharmaceutica, a subsidiary of Johnson & Johnson. The Wyeth-Ayerst agreement included a number of milestone payments, one of which was achieved during the third quarter earning a $750,000 payment in addition to quarterly sponsored research payments of $750,000. The Janssen agreement contributed sponsored research and development revenues of $1.7 million to third quarter revenues. Revenues in 1998 included $2.1 million in sponsored development from NPI and a $750,000 milestone payment from Novartis.

    Research and development expenses increased to $8.3 million for the third quarter of 1999 compared to $6.4 million for the same period in 1998. The increase reflects higher costs associated with increased scientific personnel and related expenditures as the Company advances its drug candidates through clinical testing. Currently, the Company has five compounds in clinical development.

    General and administrative expenses increased to $1.9 million during the third quarter of 1999 compared to $1.8 million for the same period in 1998. The increase resulted primarily from additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts.

    Interest income decreased to $623,000 during the third quarter of 1999 compared to $1.2 million for the same period last year. The decrease was primarily due to a decline in investment balances. The Company anticipates further decline in interest income as cash reserves are used to fund progressive clinical trials.

    Net loss for the third quarter of 1999 was $4.4 million or $0.23 per share compared to $4.0 million or $0.22 per share for the same period in 1998. Increased revenues of $177,000 were used to finance the $2.0 million increase in operating expenses primarily related to clinical development costs. Interest income declined by $551,000 and non-cash charges relating to NPI equity transactions decreased by $2.0 million.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                  ---------------------------------------------

    Revenues for the nine months ended September 30, 1999 were $12.6 million compared to $11.5 million for the same period in 1998. The increase in revenues primarily resulted from the 1999 collaborations with Wyeth-Ayerst and Janssen Pharmaceutica, a subsidiary of Johnson & Johnson. The Wyeth-Ayerst agreement included a number of milestone payments, two of which were achieved earning a $1.5 million payment in addition to quarterly sponsored research payments of $750,000. The Janssen agreement contributed sponsored research and development revenues of $1.7 million to third quarter 1999 revenues. Revenues in 1998 included $2.1 million in sponsored development from NPI and a $750,000 milestone payment from Novartis.

         Research and development expenses increased to $21.9 million for the nine months ended September 30, 1999 compared to $15.5 million for the same period in 1998. The increase reflects higher costs associated with increased scientific personnel and development costs as the Company advances its drug candidates through the clinical testing. The Company currently has five compounds in clinical development.

    General and administrative expenses increased to $5.6 million during the nine months ended September 30, 1999 compared to $4.7 million for the same period last year. The increase is attributable to additional administrative personnel, business development and professional service expenses to support the expanded clinical development efforts.

    During 1998, the Company wrote-off acquired in-process research and development fees of $4.9 million. Of that total, $4.2 million were non-cash charges relating to the acquisition of NNL. The balance is attributable to the in-licensing of compounds for insomnia and glioblastoma. Both compounds are currently in clinical development programs.

    Interest income decreased to $2.2 million during the nine months ended September 30, 1999 compared to $3.3 million for the same period last year. The decline in interest income resulted from lower investment balances. The Company anticipates further decline in interest income as cash reserves are used to fund progressive clinical trials.

    Net loss for the nine months ended September 30, 1999 was $13.1 million or $0.69 per share compared to $13.2 million or $0.74 per share for the same period in 1998. During 1999, increased revenues of $1.1 million were used to finance the $7.3 million increase in operating expenses related to clinical development and administration. Write-off of acquired in-process research and development costs and equity transactions related to NPI decreased by $7.5 million. In addition, the Company experienced a decline of $1.1 million in interest income.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company's cash, cash equivalents, and short-term investments totaled $48.5 million compared with $62.7 million at December 31, 1998. The decline in cash balances during 1999 reflects the increased losses associated with the progressive clinical development programs and the addition of scientific personnel.

     Net cash used in operating activities during the first nine months of 1999 was $12.4 million compared with $8.0 million for the same period last year. Net cash used during 1999 and 1998 reflects the payment of clinical development expenses and other accrued liabilities. The Company anticipates continued funding of clinical trials to use cash in future periods.

     Net cash provided by investing activities during 1999 was $7.9 million compared with $8.7 million during 1998. The increase in cash provided was primarily the result of timing differences in the investment purchases and sales/maturities and the fluctuations in the Company's portfolio mix between cash equivalents and short-term investment holdings, net of capital asset purchases of $2.0 and $3.1 million during 1999 and 1998, respectively.

     Net cash provided by financing activities during 1999 was $421,000 compared to $2.0 million in 1998. Cash provided by proceeds from Common Stock issuances and capital lease financing, net of payments on long-term obligations, resulted in net cash provided during 1999 and 1998.

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

      Interest risk exposure on long-term debt relates to the Company's note payable which bears a floating interest rate of prime plus one quarter percent (8.50% at September 30, 1999 and 8.00% at December 31, 1998). At September 30, 1999 and December 31, 1998, the note balance was $498,000 and $610,000, respectively. This note is payable in equal monthly installments through January 2003.


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

     In the normal course of business over the past two years, the Company has made incremental modifications and improvements to all of its operational and financial software. An integral part of this process has been to ensure that all newly purchased software and hardware are Year 2000 compliant. The Company has completed an evaluation of all of the existing software and hardware used in its internal systems and operations and is now Year 2000 compliant. The Company has also evaluated and replaced or remediated various hardware components used in its laboratory operations and now believes it is Year 2000 compliant in this area as well. In general, the Company management is satisfied with its efforts to be Year2000 prepared, however, it will continue to monitor and reassess systems through the end of the year.

     Because third party failures could have a material adverse impact on the Company's ability to conduct business, the Company has requested written assurances from all material customers and vendors that their systems are or will be Year 2000 compliant. The Company has received such assurances from many of its domestic material customers and vendors as well as many of its international customers and vendors; however, this is an on-going process. The business interruption of any of the Company's significant customers, materials suppliers and service providers resulting from their Year 2000 issues, could have a material adverse impact on the Company's revenues and results of operations.

     Based on information obtained from third parties and on-going evaluations of the Company's own systems, management believes it has identified the most reasonably likely worst case scenario with respect to possible losses in connection with Year 2000 related problems. Based on this scenario, the Company has developed contingency plans for restoration of financial and scientific data, replacement of material suppliers and service providers and the building of safety stocks of critical materials in the event that current vendors experience Year 2000 compliance issues.

     The incremental cost to the Company of Year 2000 compliance was approximately $175,000. The expensed costs do not include internal costs, as the Company does not separately track the internal costs of Year 2000 compliance. Such internal costs are principally the related payroll costs for the Company's information technology group.

     There are many factors outside the Company's control that could cause the Year 2000 problem to seriously disrupt its operations. However, the Company has identified certain risks and has developed contingency plans in order to reduce its exposure in these areas. The scope of the Company's efforts regarding each risk is limited to the Company's key products, key compounds, subsidiaries, critical suppliers, and major customers. The most critical of these risks are: a disruption in the supply of product with particular emphasis on failures of raw material suppliers, commercial partners, and external distribution channels; internal infrastructure failures such as utilities, communications, internal information technology services and integrated information technology systems.

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


     For a further discussion of the risks associated with an investment in the Company, please see the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A discussion of the Company's exposure to, and management of, market risk appears in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Interest Rate Risk".

                           PART II: OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

     The Company has been advised, that due to personal commitments, Harry F. Hixson, Jr. will be resigning from the Board of Directors effective December 31, 1999. The Company has not identified a replacement director as of the date of this report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits. The following exhibits are filed as part of this report:


    *10.1 Agreement  by  and  among  Dupont  Pharmaceuticals   Company,  Janssen
          Pharmaceutica, N.V. and Neurocrine Biosciences, Inc.

    *10.2 Amendment Number One to the Agreement between Neurocrine  Biosciences,
          Inc. and Janssen Pharmaceutica, N.V.

     27   Financial Data Schedule.
    ---------------

     *Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.


     Reports on Form 8-K. During the quarter ended September 30, 1999, the Company filed no current reports on Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated: 11/12/99               /s/ Paul W. Hawran
                               Paul W. Hawran
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


*10.1 Agreement   by  and   among   Dupont   Pharmaceuticals   Company,  Janssen
     Pharmaceutica, N.V. and Neurocrine Biosciences, Inc.

*10.2 Amendment Number One to the Agreement between Neurocrine Biosciences, Inc.
     and Janssen Pharmaceutica, N.V.

 27   Financial Data Schedule.
 ---------------

     *Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission. The omitted portions have been filed separately with the Commission.