Form 10-K
period 1999-12-31
NEUROCRINE BIOSCIENCES INC
filed 2000-03-30
CIK 914475

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31,
                                      1999

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

       Registrant's telephone number, including area code: (858) 658-7600


     Securities registered pursuant to Section 12(b) of the Act: None
     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2000 totaled approximately $527.6 million based on the closing stock price as reported by the Nasdaq National Market. As of March 15, 2000, there were 21,830,471 shares of the Registrant's Common Stock, $.001 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2000 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999.


================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Neurocrine Biosciences, Inc. (the "Company") was incorporated in California on January 17, 1992 and was reincorporated in Delaware in March 1996. The Company is a neuroscience-based company focused on the discovery and development of novel therapeutics for neuropsychiatric, neuroinflammatory and neurodegenerative diseases and disorders. The Company's neuroscience, endocrine and immunology disciplines provide a unique biological understanding of the molecular interaction between central nervous, immune and endocrine systems for the development of therapeutic interventions for anxiety, depression, insomnia, stroke, malignant brain tumors, multiple sclerosis, obesity and diabetes.

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

     Neurocrine currently has five programs in clinical development. The Company's CRF receptor antagonist project is currently in Phase II clinical development with its partner, Janssen Pharmaceutica, N.V. ("Janssen"), for anxiety/depression. In 1999 the Company completed a Phase II clinical trial in transient insomnia with a GABA receptor subtype agonist and a second Phase II clinical trial with Neurocrine's Altered Peptide Ligand (APL) compound in patients with multiple sclerosis. The Company is currently conducting a Phase I/II trial with its IL-4 Fusion Toxin for glioblastoma (malignant brain tumors) and a Phase I safety and dose escalating clinical study with its APL compound for Type I Diabetic patients.

PRODUCTS UNDER DEVELOPMENT

     The following table summarizes Neurocrine's most advanced products in research and clinical development. This table is qualified in its entirety by reference to the more detailed descriptions appearing elsewhere in this Form 10-K.

------------------------------------------------------------------------------
Program                   Indication              Status*    Commercial Rights
------------------------------------------------------------------------------
CRF Receptor Antagonist    Anxiety/Depression   Phase II      Janssen/
                                                                Neurocrine

GABA Receptor Subtype      Insomnia             Phase II      Neurocrine
  Agonist

IL-4 Fusion Toxin          Glioblastoma         Phase I/II    Neurocrine


Altered Peptide Ligand     Multiple Sclerosis   Phase II      Neurocrine

Altered Peptide Ligand     Diabetes             Phase I       Neurocrine/
                                                                Taisho*

GnRH Antagonist            Endometriosis        Development   Neurocrine

CRF Receptor Antagonist    Anxiety/Depression   Development   Neurocrine
                           Stroke

Excitatory Amino Acid      Neurodegenerative    Research      Wyeth-Ayerst /
  Transporters                Diseases                          Neurocrine

Melanocortin Receptor      Obesity              Research      Neurocrine
  Antagonist

Chemokine Antagonist       Inflammatory         Research      Neurocrine
                             Disorders

Orexin                     Sleep Disorders      Research      Neurocrine

Urocortin/CRF Agonist      Obesity              Research      Lilly
----------
    *Subject to exercise of Option Agreement by Taisho. See discussion of Strategic Alliances regarding Taisho on page 13.

    "Research" indicates identification and evaluation of compounds in in vitro and animal models.

     "Development" indicates that lead compounds have been discovered that meets certain in vitro and in vivo criteria. These compounds may undergo structural modification and more extensive evaluation prior to selection for preclinical development.

     "Phase I" indicates that  Neurocrine  and/or its  collaborative  partner is
          conducting   clinical  trials  to  determine  safety,   the  maximally
          tolerated  dose  and   pharmacokinetics   of  the  compound  in  human
          volunteers.

     "Phase II" indicates that Neurocrine and/or its collaborative partner is conducting clinical trials in humans to determine safety and efficacy in an expanded patient population.


NEUROCRINE'S RESEARCH AND DEVELOPMENT PROGRAMS

     CORTICOTROPIN RELEASING FACTOR ("CRF"). Corticotropin releasing factor, the central regulator of the body's overall response to stress, affects multiple systems by functioning both as an endocrine factor and a neurotransmitter. CRF acts as a hormone at the pituitary gland causing the secretion of the steroid cortisol from the adrenal glands resulting in a number of metabolic effects, including suppression of the immune system. CRF also functions as a neurotransmitter in the brain and plays a critical role in coordinating psychological and behavioral responses to stress such as increased heart rate, anxiety, arousal and reduced appetite. In addition to neuroendocrine and neurotransmitter roles, accumulating evidence suggests that CRF may also integrate actions between the immune and central nervous systems in response to physiological and psychological stressors.

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

     Anxiety. Anxiety is among the most commonly observed group of CNS disorders, which includes phobias or irrational fears, panic attacks, obsessive-compulsive disorders and other fear and tension syndromes. Estimates by the National Institute of Mental Health suggest that the most commonly diagnosed forms of anxiety disorders may affect 10% of the United States population. Of the pharmaceutical agents that are currently marketed for the treatment of anxiety disorders, a class of compounds known as the benzodiazepines, which includes Valium, is the most frequently prescribed. In spite of their therapeutic efficacy, several side effects limit the utility of these anti-anxiety drugs. Most problematic among these are drowsiness, ataxia (the inability to stand up), amnesia, drug dependency and withdrawal reactions following the cessation of therapy.

     Neurocrine  is  developing  a  new  class  of  therapeutics   that  targets
stress-induced anxiety. In view of the evidence implicating CRF in anxiety-related disorders, Neurocrine is developing small molecule CRF receptor antagonists as anti-anxiety agents that block the effects of overproduction of CRF. The Company believes that these compounds represent a class of molecules based on a novel mechanism of action that may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects. In animal studies used to evaluate anti-anxiety drugs, Neurocrine scientists have demonstrated the efficacy of its clinical compound candidates following oral administration without evidence of apparent side effects. Neurocrine currently has two CRF development programs. In the more advanced program, Neurocrine's corporate partner, Janssen, selected a CRF-1 receptor antagonist drug candidate for preclinical testing in 1996, commenced and completed Phase I clinical trials on the compound in late 1998 and initiated a Phase II open label study in 1999.

Preliminary safety and efficacy results on 20 patients in this study were shown to have an improvement in widely accepted measures of anxiety and depression. In addition to the CRF program partnered with Janssen, Neurocrine is conducting an independent CRF program focused on a series of chemical compounds that are proprietary to Neurocrine. Neurocrine plans to select a lead clinical candidate from this program in 2000. There can be no assurance that CRF antagonist compounds will be effective and safe therapeutics for the treatment of anxiety, depression or any other conditions. Results in animal models of anxiety are not necessary predictive of efficacy in human clinical trials and there can be no assurance that in larger placebo-controlled clinical trials these compounds will demonstrate clinical efficacy in humans. In addition, no assurance can be given that Janssen will successfully complete Phase II clinical testing or progress to later clinical trials in a timely manner.

     Depression. Depression is one of a group of neuropsychiatric disorders that includes extreme feelings of elation and despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. This condition is believed to result from a combination of environmental factors, including stress, as well as an individual's biochemical vulnerability, which is genetically predetermined. The biochemical basis of depression is thought to involve elevated secretion of CRF and abnormally low levels of other neurotransmitters in the brain such as serotonin. Clinical reports indicate that at least 25 million people worldwide experience major depressive disorders and another 45 million people experience other depressive disorders. In the United States 6% of the population is affected by major depression. The most frequent prescribed antidepressant therapies are selective serotonin reuptake inhibitors (SSRIs) such as Prozac, Zoloft, Paxil and Celexa which act to increase the levels of serotonin and several other chemicals in the brain. Because these drugs affect a wide range of neurotransmitters, they have been associated with a number of side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. Another limitation to most existing antidepressant therapies is slow onset of action.

     Neurocrine and its corporate partner, Janssen are developing small molecule therapeutics to block the effects of overproduction of CRF for the treatment of depression. The Company has developed several distinct chemical series of CRF receptor antagonists. Janssen selected a drug candidate in 1996 for preclinical testing, commenced Phase I clinical trials on the compound in late 1997 and completed these in 1998. In late 1998 a Phase II open label trial was initiated in patients with major depression. No assurance can be given that Janssen will successfully complete Phase II clinical testing of this candidate or that the Phase II data will support continuation of the program and additional clinical trials.

     Stroke. Stroke is an acute neurologic event caused by blockage or rupture of vessels, which supply blood to the brain leading to nerve cell death. Neuronal damage progresses over a period of four to six hours. According to the National Institutes of Health ("NIH") estimates, approximately 500,000 patients experience a stroke in the United States each year, with an approximately equal incidence in the rest of the world. Stroke results in an estimated 150,000 fatalities each year, making it the leading cause of death behind heart disease and cancer, and an estimated additional 150,000 stroke victims suffer permanent neurological damage. Survivors of stroke are at significantly increased risk of suffering another episode. Current treatments for stroke consist of surgery, steroid therapy and anti-platelet therapy. These treatments may help increase blood flow but do not affect the secondary mechanisms which cause nerve cell death.

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

     GABA SUBTYPE RECEPTOR AGONISTS. The term "insomnia" is used to describe all conditions related to the perception of inadequate or non-restful sleep by the patient. According to a Gallup Survey conducted on behalf of the National Sleep Foundation, 49% of all Americans say that they have trouble sleeping. Often undiagnosed or dismissed, insomniacs have trouble falling asleep, remaining asleep or staying awake. Insomnia was also shown to be related to the age and sex of the individuals, the prevalence of which is higher in older individuals and females. While insomnia is reported to be a major problem in the adult population worldwide, only approximately 10% of such patients seek prescription sleeping medications for their condition. This fact may result from the perceived side effect profile of currently marketed sedative-hypnotics.

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

     Prior to licensure of NBI-34060 by the Company, Dov Pharmaceuticals conducted an NBI-34060 Phase I clinical study. The study was designed to determine the safety and tolerance of NBI-34060, and provide a preliminary evaluation of the sedative-hypnotic potential in 42 normal volunteers as reflected in self-ratings of drowsiness, disruption of memory, and impairment of psychomotor performance. NBI-34060 was well tolerated, with no serious or unexpected adverse events ("AEs") reported. The only consistently reported side effect was drowsiness, indicating strong potential for the sedative-hypnotic properties of the compound. In the first quarter of 1999, Neurocrine completed a Phase Ib clinical trial in 30 healthy volunteers to further explore the safety and kinetic profile of NBI-34060. As demonstrated in the first Phase I trail, NBI-34060 demonstrated an acceptable safety profile. The Company recently completed a Phase II placebo-controlled multi-center clinical study evaluating the efficacy of NBI-34060 in 228 subjects with transient insomnia. The data from this study indicate that NBI-34060 is safe and effective in helping subjects with transient insomnia achieve rapid sleep without the next day residual effects associated with most currently marketed sleep hypnotics. Statistical significance was reached for the primary clinical endpoint Latency to Persistent Sleep (LPS) with patients receiving NBI-34060 achieving sleep in a median LPS of 9 minutes compared to a median LPS in the placebo group of 23 minutes. Additional Phase II studies, including dose evaluation in chronic insomnia, will be conducted in 2000. There can be no assurance that the side effects and efficacy profile of NBI-34060 seen in the Company's animal models and Phase I and II trials will be confirmed in additional trials or that the results of future trials will warrant further study.

     ALTERED PEPTIDE LIGANDS. In North America, 5% of adults, more than two-thirds of them women, suffer from autoimmune diseases (including multiple sclerosis, rheumatoid arthritis, Type I diabetes, systemic lupus erythematosus, and thyroiditis). The body's immune system employs highly specific T cells that recognize and attack foreign antigens that invade the body. Occasionally, certain T cells arise that inappropriately recognize the body's own tissues as foreign. While virtually every individual possesses these self-reactive T cells, in only a fraction of these people do the immune cells actually attack healthy tissue and cause an autoimmune disease. In a healthy individual, the activity of these self-reactive T cells is held in check by other T cells that regulate their function (regulatory T cells). If a defect in regulatory T cell function occurs, or the environment favors the activity of self-reactive T cells, an autoimmune disease results. While it is not clear what triggers the immune attack, a current hypothesis suggests that people who are genetically predisposed to autoimmune diseases come in contact with certain infectious viruses or bacteria. In the process of controlling the infection, the immune system targets an antigen on the infectious agent that resembles a self-antigen. These cells then begin to attack self-tissue, resulting in autoimmune disease. Thus, a failure in regulation of the immune system at the level of dysfunctional regulatory T cells predisposes an individual to autoimmune disease. Current reasoning suggests that the development of immune specific drugs that suppress the action of self-reactive T cells and/or restore the function of regulatory T cells might prove advantageous for the prevention/cure or treatment of an autoimmune disease.

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

     Multiple Sclerosis ("MS"). Multiple sclerosis is a chronic immune mediated disease characterized by recurrent attacks of neurologic dysfunction due to damage in the central nervous system ("CNS"). The classic clinical features of MS include impaired vision and weakness or paralysis of one or more limbs. Patients develop a slow, steady deterioration of neurologic function over an average duration of approximately 30 years. The cause of MS is unknown but immunologic or infectious factors have been implicated. According to the National Multiple Sclerosis Society, there are an estimated 350,000 cases of multiple sclerosis in the United States and an equal number of patients in Europe with approximately 20,000 new cases diagnosed worldwide each year. Currently available treatments for MS offer only limited efficacy. Steroids have been used to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immunosuppressive agents has shown limited success. Betaseron (a form of beta-interferon) has been shown to delay the onset of flare-ups of the symptoms in patients and has been approved for marketing by the United States Food and Drug Administration ("FDA"). In addition, Avonex, a similar form of beta-interferon, and Copaxone, a peptide polymer, have received FDA approval for relapsing remitting MS. In clinical trial with the beta-interferon products, these therapies slowed progression of disease in MS patients, yet lead to a variety of side effects including "flu-like" symptoms.

     Neurocrine's cofounder, Dr. Lawrence Steinman, identified the dominant invading T cell in the brains of patients who had died of MS. Dr. Steinman further identified the dominant target or recognition site on the myelin sheath to which invading T cells bind. Neurocrine has exclusively licensed this technology and has designed altered peptide ligands, which resemble native disease-causing molecules of the myelin sheath. These molecules have been altered to attract and bind to disease-causing T cells and inhibit their destructive capabilities. Neurocrine's altered peptide ligand for the treatment of MS, NBI-5788, has been shown to reverse disease in animal models of MS and decrease the production of cytokines such as gamma interferon and tumor necrosis factor-alpha which contribute to the disease. These same molecules demonstrate the ability to silence pathogenic T cells from MS patients in vitro. Together with Novartis Pharmaceuticals Corporation ("Novartis"), the Company's former collaborative partner for this program, Neurocrine filed an IND and received approval in 1996 to commence clinical trials. The Company and Novartis subsequently completed Phase I clinical trials, and two Phase II clinical trials were initiated in 1999 in North America and Europe. In July 1999 while the Phase II trials were underway, Novartis exercised its right to terminate the collaboration with the Company effective January 2000. Subsequently, the Data and Safety Monitoring Board for the study recommended that administration of study drug be discontinued based on certain reports of patients experiencing systemic hypersensitivity-type reactions. Neurocrine and Novartis continued to evaluate all of the enrolled patients in the study through December 1999 in accordance with the Protocol. Neurocrine reacquired all rights to the program from Novartis on January 7, 2000 and initiated data analysis. No assurance, therefore, can be given that Neurocrine will initiate or complete additional Phase II or Phase III studies or that results of any such studies will warrant additional clinical development of potential product.

     Type I Diabetes. Utilizing its experience in the development of APL for Multiple Sclerosis, Neurocrine has extended this approach to Type I or juvenile-onset diabetes. Like MS, in Type I diabetes the immune system has erroneously targeted healthy tissue, in this case the pancreatic cells responsible for the production of insulin. Type I diabetes is one of the most prevalent chronic conditions in North America, afflicting approximately one million patients in 1999. Diabetics suffer from a number of complications of the disease including heart disease, circulatory problems, kidney failure, neurologic disorders and blindness. Current therapy for Type I diabetes consists of daily insulin injections to regulate blood glucose levels.

     The Company believes that an altered peptide ligand specific for autoimmune T cells involved in diabetes may stop the destruction of the insulin secreting cells in pre-diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. Working with a leading Diabetologist at the Barbara Davis Center for Childhood Diabetes at the University of Colorado, Neurocrine scientists have engineered one of the dominant pancreatic antigens which is no longer recognized by the pathogenic immune cell. In preclinical models this APL, NBI-6024, was capable of eliciting a protective immune response by generating cells that secrete factors capable of regulating the destructive cells reducing the incidence of diabetes. In addition, experiments using immune cells derived from the blood of Type 1 diabetes patients indicate that NBI-6024 is recognized by immune cells response to insulin, suggesting that it may have the potential to intervene in the disease process in humans. Neurocrine is currently conducting an NBI-6024 Phase I safety and dose escalating clinical program in diabetic patients. In January 2000, Neurocrine announced that it had entered into an agreement with Taisho Pharmaceuticals Co., Ltd. ("Taisho") providing to Taisho an exclusive option to obtain European and Asian rights to NBI-6024, Neurocrine's APL Diabetes product. There can be no assurance that Taisho will elect to exercise its option with respect to the technology or that the results of the Company's preclinical studies in animals and cells derived from Type I diabetes patients will be predictive of the results the Company will see treating Type I diabetes patients.

     IL-4 FUSION TOXIN. IL-4 receptors are highly expressed in malignant brain tumors as well as in cancers of the breast, kidney, lung, colon, stomach, ovary, prostate, and in melanoma and mesothelioma. Immunotoxins are a novel form of anticancer therapy under investigation in a variety of clinical settings. Immunotoxin therapeutics are designed to carry a cellular toxin, such as Pseudomonas exotoxin, to a target antigen, expressed on cancer cells. Targeted immunotoxins have several theoretical advantages over conventional chemotherapy in that they may be extremely selective and potent and effective in chemotherapy-resistant T cells.

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

     In 1998, the Company exclusively licensed from the National Institutes of Health an immunotoxin compound, NBI-3001 or IL-4 Fusion Toxin. IL-4 Fusion Toxin was designed as a result of collaboration between the FDA and the National Cancer Institute. IL-4 Fusion Toxin is a chimeric protein in which interleukin 4 (IL-4), a cell growth factor has been joined together with Pseudomonas exotoxin, a toxin that can kill cells. The IL-4 portion of the Fusion Toxin preferentially binds to human cancer cells because the cancer cells express elevated levels of high affinity receptors for IL-4 on their surface, while IL-4 receptor expression is absent or undetectable in normal brain tissue. Once the IL-4 portion of the IL-4 Fusion Toxin targets the toxin to the cancer cells, the Pseudomonas exotoxin portion of the molecule preferentially kills the cancer cells.

     In the preclinical setting, NBI-3001 has been found to be highly cytotoxic to brain tumor cell lines in vitro, and exhibits anti-tumor activity in in vivo models of brain tumor. A Phase I safety trial with NBI-3001 has been completed under an Investigator sponsored IND in which 9 patients with recurrent malignant glioblastoma were treated. Results were presented at The Society for Neuro-Oncology Meeting in an abstract entitled "A Circularly Permuted Interleukin-4 Pseudomonas Exotoxin for Treatment of Malignant Gliomas." In this study, NBI-3001 produced no evident systemic or neurological toxicities as documented by serum chemistry, hematology screen including liver panels and neurological examinations. While a physician-IND clinical trial does not replace the need for Company-sponsored clinical trials, the Company felt that this study provided a preliminary indication that further clinical trials were warranted. In 1999 the Company initiated a Phase I/II trial of NBI-3001 in patients with recurrent glioblastoma in which the primary endpoints are safety and tumor regression. The Company intends to complete enrollment of this trial in early 2000, and if results warrant, commence a Phase III efficacy trial for NBI-3001 in 2000. In October 1999, the FDA granted Fast Track Designation to the Company for NBI-3001. Fast Track Designation allows the Company to accelerate its clinical program for NBI-3001 and expedite receipt of regulatory approvals. No assurance can be given that the Company will successfully complete clinical testing or progress to later clinical trials in a timely manner, or at all.

     In conjunction with the Company's clinical studies in glioblastoma, the Company and others are investigating the safety and efficacy of IL-Fusion Toxin in in vitro models of different cancers and by different routes of administration. Research teams from the FDA and NIH have published results with IL-4 Fusion Toxin demonstrating a high level of binding and destruction of malignant tumor cells obtained from patients with colon cancer, breast cancer, gastric cancer, prostate cancer, kidney cancer, lymphoma, melanoma and malignant brain tumors. The Company is also conducting pre-clinical research in this area. There can be no assurance that the results of the in vitro models will be indicative of results in animal models, that IL-4 Fusion Toxin will prove safe or efficacious in any of these settings or that the Company will initiate clinical trials in cancers other than glioblastoma.

     GONADOTROPIN-RELEASING HORMONE (GNRH) RECEPTOR. Gonadotropin-releasing hormone is a hypothalamic decapeptide that stimulates the secretion of the pituitary gonadotropins, luteinizing hormone (LH) and follicle-stimulating hormone (FSH). The gonadotropins, in turn, are necessary for gonadal steroid production and normal reproductive function. Chronic administration of GnRH superagonist peptides has been found to cause down regulation of the GnRH receptor resulting in a paradoxical reduction in circulating levels of testosterone or estrogen, equivalent to surgical castration or oophorectomy, respectively. This reversible shutdown of the reproductive endocrine axis has proven clinically useful in treating hormone dependent proliferative diseases such as endometriosis, prostate carcinoma, and breast cancer, and resulted in several peptide drugs such as Lupron(R) and Zoladex(R), with an estimated market in excess of $1 billion. However, current peptide agonist based drugs have several drawbacks. They require 3-4 weeks before the regulatory activities are observed, and during this period their stimulatory effects can result in a worsening of the disease. Being peptides they also require subcutaneous injection or nasal administration and are expensive to manufacture.

     The Company has screened its small molecule library and has conducted structure activity studies aimed at producing a small molecule GnRH antagonist. Several series of small molecule compounds have been identified and are being evaluated as candidates for further development. There can be no assurance that the Company's work in this area will lead to clinical candidates or that any such clinical candidates will be found to be safe and efficacious.

     EXCITATORY AMINO ACID TRANSPORTERS ("EAATs"). EAATs serve as novel targets for the development of drugs, which modulate toxic levels of glutamate in the brain. Neurotransmitter transporters play an important role in regulating the levels of neurotransmitters, and some of the most successful CNS drugs are ones that selectively target these transporters. For example, the Selective Serotonin Reuptake Inhibitors ("SSRIs") such as Prozac selectively inhibit the serotonin transporter modulating the serotonin levels for therapeutic benefit. Similarly, Neurocrine is targeting the EAATs to selectively modulate the levels of the excitatory neurotransmitter glutamate to produce a therapeutic benefit in disorders where glutamate levels are abnormal such as in stroke, head trauma, retinal ischemia, schizophrenia and other neurodegenerative and psychiatric disorders. Neurocrine has entered into collaboration with American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division ("Wyeth-Ayerst") focusing on modulating glutamate transporter function as a novel strategy for the treatment of neurodegenerative disorders. Neurocrine and Wyeth-Ayerst will target the EAATs to selectively modulate the levels of the excitatory neurotransmitter glutamate to produce a therapeutic benefit in disorders where glutamate levels are abnormal. These activities will include basic research to understand the function and regulation of the transporters, the identification of suitable chemical hits, along with the identification and characterization of chemical and biological leads. There can be no assurance that the Company and Wyeth-Ayerst will be successful in demonstrating EAATs as therapeutic targets or that they will identify any product candidates for pre-clinical or subsequent clinical development.

     MELANOCORTIN RECEPTOR ANTAGONISTS. Melanocortin receptors are involved in the control of endocrine, autonomic and central nervous system function. To date, a family of five melanocortin receptor subtypes has been identified; several of which have been cloned by the Company's consultants and scientists. One of the melanocortin receptor subtypes, MC4, has recently been identified as an important regulating mechanism for appetite, body weight and insulin secretion which represents a novel target for the treatment of obesity and diabetes. This technology combined with Neurocrine's expertise in obesity, anorexia nervosa and diabetes provides additional avenues for the discovery of effective therapies for the treatment of other endocrine functions and brain disorders. There can be no assurance that the Company's research in this area will lead to product candidates.

     CHEMOKINES. Chemokines are immune/inflammatory mediators considered central to the trafficking of leukocytes. Restricted and sub-type specific expression of their receptors in different pathologies and on T lymphocytes, dendritic cells and CNS tissue, suggests a role for these mediators in diseases characterized by CNS inflammation and leukocyte invasion. All ligand-receptor interactions lead to migration of the cell types expressing the receptor, hinting at a central role for these molecules in the recruitment/invasion of the diseased tissue by these cells and their potential role in the ensuing destruction. Antagonism of this effect may, therefore, be of benefit. In addition to an in-depth program of discovery research, the Company has decided to screen our library against these receptor systems in order to identify small molecule antagonists. Since chemokines are large proteins and have multiple interaction sites with their receptors, the design of specific, high-affinity competitive antagonists will be required. Antagonists are being tested in inflammatory animal models including experimental autoimmune encephalomyelitis (EAE, for MS), arthritis, and diabetes.

     Given the complexity of the chemokine area, Neurocrine has focused on the more recently discovered receptors in an attempt to generate small molecule antagonists. To that end, numerous chemokine receptors have been expressed, screened against the Company's small molecule library, and structure activity studies undertaken. There can be no assurance that the Company's research in this area will lead to product candidates.

     OREXIN. The orexins consist of two small peptides (28 and 33 amino acids) that are expressed in the brain and have been linked to a variety of activities including, the control of feeding, cardiovascular regulation, water intake and sleep. There are two closely related receptors (1 and 2) for the orexin peptides that are expressed in different areas of the brain and most likely mediate different functions of the orexin peptides. Both orexin receptor agonists
(narcolepsy) and antagonists (insomnia) may have potential value for drug development. Narcolepsy is characterized by excessive daytime sleepiness and abnormal REM sleep and affects 0.02% to 0.06% of the population in the United States and Western Europe. As discussed above, insomnia affects 49% of all Americans. The Company has screened a small molecule library to identify agonists and antagonists for the orexin receptors and is in the process of optimizing the compounds that resulted from the screens and using these compounds to further characterize the orexin system. There can be no assurance that the Company's research in this area will lead to product candidates.

     CRF BINDING PROTEIN/ UROCORTIN AGONIST. The body has several mechanisms to regulate the effects of CRF. CRF-binding protein ("CRF-BP") binds to CRF and holds it in an inactive state, tightly regulating levels of CRF in certain brain regions. Neurocrine scientists have found that there are significant decreases in CRF levels in the brain areas that are affected in Alzheimer's disease. In spite of reduced CRF concentrations, CRF-BP levels are not decreased in these areas suggesting that CRF-BP may be a novel target for drug intervention.
Consequently, in 1996 Neurocrine and its partner Eli Lilly and Company ("Lilly"), initiated a 3 year research collaboration to screen and optimize CRF-BP antagonists to displace CRF from the binding protein to selectively raise the concentration of CRF in brain areas involved in learning and memory processes. In October 1999, the funded research portion of the program was completed as scheduled and Lilly has retained control of the program. No assurance can be given that Lilly will successfully identify suitable candidate compounds for development in a timely manner, or at all.

     Similarly, agonists of the CRF-2 receptor may represent a therapeutic strategy to elevate CRF and a related neuropeptide urocortin. Preliminary data indicates that CRF and urocortin may act as central regulators of both appetite and metabolism. Neurocrine has evaluated CRF-BP antagonists and CRF-2 receptor agonists in various animal models of obesity and have shown effects of reduced food intake and weight loss. In 1996 Neurocrine and its partner Eli Lilly and Company, initiated a 3 year research collaboration to screen and optimize small molecule compounds for evaluation in confirmatory preclinical studies. In October 1999, the funded research portion of the program was completed as scheduled and Lilly has retained control of the program. No assurance can be given that Lilly will successfully identify CRF and urocortin agonists suitable as anti-obesity therapeutics in a timely manner, or at all.

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

     To date, Neurocrine has entered into strategic alliances with Janssen focusing on CRF receptor antagonists to treat anxiety, depression, and substance abuse; with Novartis to develop altered peptide ligands for the treatment of MS; and with Lilly to collaborate in the discovery, development and commercialization of CRF-BP antagonists and CRF agonists for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease. In 1999 the Company entered into a collaboration agreement with Wyeth-Ayerst to research, develop and commercialize compounds which modulate EAATs for the treatment of neurodegenerative and psychiatric diseases.

     In addition, in 1999 Neurocrine entered into three technology alliances with other companies to enhance its drug discovery and development capabilities. The first alliance is with Array Biopharma Inc. to design and synthesize a focused library around small molecules targeted at the G protein-coupled receptor superfamily. The second alliance is with Arena Pharmaceuticals involving the application of Arena's constitutive activation technology to three Neurocrine orphan G-coupled receptors. The third alliance is with Trega Biosciences, Inc. directed to screening of Trega's proprietary chemical libraries.

     OUTSOURCE CAPITAL INTENSIVE AND NON-STRATEGIC ACTIVITIES. Neurocrine intends to focus its resources on research and development activities by outsourcing its requirements for manufacturing, preclinical testing and clinical monitoring activities. The Company utilizes contract current Good Manufacturing Processes ("cGMP") manufacturing for clinical programs including the NBI-34060 program for insomnia, the APL ligand programs for MS and Diabetes and the IL-4 Fusion Toxin program. Neurocrine believes that availability of skilled contract manufacturers and contractors will allow the Company to focus on its core discovery and development programs to generate additional product opportunities.

     ACQUIRE COMPLEMENTARY RESEARCH AND DEVELOPMENT DRUG CANDIDATES. Neurocrine plans to continue to selectively acquire rights to products in various stages of research and clinical development in the fields of neurology and immunology to take advantage of the development and future commercialization capabilities it is developing in cooperation with its strategic partners. In 1998, the Company licensed from the National Institutes of Health an IL-4 Fusion Toxin which is currently in Phase I/II clinical trials for recurrent glioblastoma. In May 1998, the Company acquired Northwest NeuroLogic, Inc. (NNL), and the intellectual property surrounding the EAATs 1 through 5 and Melanocortin receptors. In addition, the scientific founders of NNL, Drs. Roger Cone and Susan Amara, of the Vollum Institute became exclusive consultants to the Company. Also in June 1998, the Company exclusively licensed worldwide commercial rights from DOV Pharmaceuticals, Inc. for a compound for the treatment of insomnia.


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

     COMBINATORIAL CHEMISTRY. Recent developments in both computational and combinatorial chemistry have shown that it is now possible to design small libraries focused around hits emerging from HTS both to evaluate rapidly the quality of such hits and also subsequently optimize the selected hits into advanced lead candidates. The approach involves learning from the set of hits as a whole and using this information to design libraries of compounds that may be structurally independent of the original hits. Neurocrine has acquired the necessary technologies to facilitate the process of library design, parallel synthesis and rapid purification and characterization of compounds. Neurocrine will use the same process to supplement the corporate compound library with structures relevant for internal projects and hence improve the likelihood that HTS will discover a meaningful array of useful hits.

     MOLECULAR MODELING. Neurocrine uses an array of medicinal chemistry, computational and combinatorial tools to facilitate the drug discovery process. At the start of a new project, when there is relatively little known about the selected molecular target, it is necessary to analyze screening data using relatively crude 2-dimensional descriptors of molecular properties. Thus, the BCUT methodology, introduced by Professor Perleman (Kansas), allows Company chemists to search large virtual libraries of novel, readily synthesizable compounds and select for parallel synthesis only those which match the collective properties of the screening hits. Later in the project, once more robust data becomes available, the BCUT filter is combined with computational more intensive 3-dimensional searches such as using CATALYST-derived (MSI) pharmacophore models. Other such tools in concert with medicinal chemistry intuition and detailed pharmacokinetic measurements can then be used to turn potent ligands into truly drug-like molecules ready for pre-clinical development.

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

     JANSSEN PHARMACEUTICA, N.V. In January 1995, Neurocrine entered into a research and development agreement with Janssen to collaborate in the discovery, development and commercialization of small molecule CRF receptor antagonists focusing on the treatment of anxiety, depression and substance abuse (the "Original Janssen Agreement"). The collaboration utilizes Neurocrine's expertise in cloning and characterizing CRF receptor subtypes, CRF pharmacology and medicinal chemistry. Pursuant to the Janssen Agreement, the Company has received $2.0 million in license payments. In addition, Johnson & Johnson Development Corporation ("JJDC") purchased $5.0 million of the Company's Common Stock. In 1996 Janssen selected a clinical candidate from the compounds discovered in connection with the Original Janssen Agreement and commenced clinical trials in Europe. The collaborative research portion of the Original Janssen Agreement was completed as scheduled in 1997. In September 1999, the Company and Janssen elected to expand their research and development efforts to identify additional small molecule CRF antagonists for the treatment of psychiatric disorders (the "Expanded Janssen Agreement'). In connection with the Expanded Janssen Agreement, Neurocrine received an initial payment and will receive two years of research funding for the Company's scientists working in collaboration with Janssen.

     Under both the Original Janssen Agreement and Expanded Janssen Agreement, Neurocrine is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression, and substance abuse, and up to $9.0 million in milestone payments for other indications, in each case upon achievement of certain development and regulatory goals. As of December 31, 1999, the Company has received $11.6 million in sponsored research, $3.5 million in milestones, $2.0 million in license fees and $500,000 for prior research under the agreements. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Original Janssen Agreement and Expanded Janssen Agreement. The Company is entitled to receive royalties on Janssen product sales throughout the world. The Company has certain rights to co-promote such products in North America. There can be no assurance that the Company and its corporate partner will be successful in developing, receiving regulatory approvals or commercializing any potential products discovered under the Janssen agreements. As a result, there can be no assurance that any product development milestone or royalty payments will be made.

     DUPONT PHARMACEUTICALS COMPANY. In September 1999, the Company and Janssen entered into a three-way license agreement with Dupont Pharmaceuticals Company ("Dupont") relating to certain patents and patent applications owned by the parties covering a series of small molecule CRF antagonist compounds. In connection with this agreement, Dupont received exclusive rights to a subset of CRF receptor antagonist compounds independently discovered by Neurocrine. Dupont will make milestone payments to Neurocrine in the event Dupont achieves certain developmental and regulatory milestones and pay a royalty to Neurocrine in the event such compounds are successfully commercialized. There can be no assurance that Dupont will elect to develop these compounds, or that if Dupont so elects, that it will be successful and the Company will receive any milestone or royalty payments.

     WYETH-AYERST LABORATORIES. Effective January 1999, the Company entered into a Collaboration and License Agreement with Wyeth-Ayerst Laboratories (the "Wyeth-Ayerst Agreement") relating to the research, development and commercialization of compounds which modulate excitatory amino acid transporters ("EAATs") for the treatment of neurodegenerative and psychiatric diseases. Pursuant to the Wyeth-Ayerst Agreement, Wyeth-Ayerst will provide the Company with up to $11.5 million in research and development funding. The initial term of the funded research will be three years, subject to earlier termination or extension upon achievement of certain benchmarks upon mutual agreement of the parties. The Company is also entitled to receive up to $69.2 million in milestones upon achievement of certain research, development and regulatory events. As of December 31, 1999 the Company had received a total of $3.0 million in research and development funding and $3.0 million in milestone payments under the Wyeth-Ayerst Agreement.

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

     TAISHO PHARMACEUTICAL CO., LTD. In December 1999, Neurocrine entered into an exclusive agreement (the "Taisho Agreement") with Taisho Pharmaceutical Co., Ltd. providing to Taisho an exclusive option to obtain European and Asian development and commercialization rights for Neurocrine's altered peptide ligand product, NBI-6024, for Type I Diabetes. In the event Taisho exercises its option under the Taisho Agreement, Taisho and Neurocrine will form a steering committee to oversee the worldwide development of NBI-6024 Neurocrine will receive option fees, license fees, milestone payments and reimbursement of 50% of worldwide development expenses. In addition, Neurocrine will receive royalties on product sales in Europe and Japan. Neurocrine has retained all rights to NBI-6024 in North America. There can be no guarantee that Taisho will exercise its option to receive rights to NBI-6024 or that following exercise of the option that Neurocrine and Taisho will be successful in developing and commercializing NBI-6024. There can be no assurance therefore, that Neurocrine will receive any milestone or royalty income under the Taisho Agreement.

     NOVARTIS PHARMACEUTICALS COMPANY. In January 1996, the Company entered into a binding letter agreement with Ciba-Geigy (which subsequently became Novartis) to develop altered peptide ligand therapeutics for the treatment of Multiple Sclerosis based upon the Company's drug development candidates and expertise in immunology and protein chemistry. In July 1999, Novartis exercised its right under the Novartis Agreement to terminate the collaboration effective January 7, 2000. Pursuant to the termination provisions of the agreement, Novartis was required to continue all funding commitments relating to the collaborative program, including costs to complete the ongoing Phase II study. In December 1999, the Phase II study was completed and the locked database delivered to the Company. On January 7, 2000 the Company reacquired the rights to the program and initiated analysis of the data. No assurance, therefore, can be given that Neurocrine will initiate or complete additional Phase II or Phase III studies or that results of any such studies will warrant additional clinical development of potential product.

     ELI LILLY AND COMPANY. In October 1996, Neurocrine entered into a research and license agreement (the "Lilly Agreement") with Eli Lilly and Company to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias such as Alzheimer's disease and CRF-2 agonists for CNS mediated diseases and disorders. Under the Lilly Agreement, Neurocrine was entitled to receive 3 years of funded research payments. Neurocrine has received $17.7 million in research payments under the Lilly Agreement, of which $3.2 million was received in 1999. In October 1999, the funded portion of the research program concluded as scheduled. The Company has granted Lilly an exclusive worldwide license to manufacture and market CRF binding protein ligand antagonists and CRF-2 agonist products. At its option, Neurocrine is entitled to receive a portion of the profits resulting from sales of products for the treatment of dementia in the United States (subject to the Company's obligation to pay a portion of the development costs for such product). There can be no assurance that Lilly's continued research under the Lilly Agreement will be successful in discovering any potential products or that Lilly will be successful in developing, receiving regulatory approvals, or commercializing any potential products that may be discovered. As a result there can be no assurance that any product development milestone, royalty, or profit sharing payments will be made.

     NEUROSCIENCE PHARMA INC. In March 1996, Neurocrine formed Neuroscience Pharma, Inc. ("NPI"), a research and development company. Neurocrine licensed to NPI certain technology and Canadian marketing rights to the Company's Neurosteroid and Neurogenomics programs in exchange for 49% of the outstanding Common Stock of NPI. A group of Canadian institutional investors invested approximately $9.5 million in NPI in exchange for Preferred Stock of NPI, which could be exchanged for shares of Neurocrine's Common Stock. During 1997 and 1998 these investors exchanged the Preferred Stock for an aggregate of 1,279,758 shares of Company's Common Stock. In connection with their initial investment in NPI, such investors also received warrants exercisable for 383,875 shares of the Company's Common Stock and are eligible to receive additional warrants in the future in the event that NPI receives certain Canadian government incentives for research activities. In December 1999, the Company sold its interest in NPI.


RISK FACTORS

     ALL  OF  THE  COMPANY'S  PRODUCT  CANDIDATES  ARE  AT  AN  EARLY  STAGE  OF
DEVELOPMENT. All of the Company's product candidates are in research or development. Neurocrine has not requested or received regulatory approval to commercialize any product from the United States Food and Drug Administration ("FDA") or any other regulatory body. Any products that may result from the Company's research and development programs are not expected to be commercially available for the foreseeable future, if at all.

     The development of new pharmaceutical products is highly uncertain and subject to a number of significant risks. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. Such reasons include the possibilities that the potential products will:

     o be found ineffective or cause harmful side effects during preclinical testing or clinical trials
     o    fail to receive necessary regulatory approvals
     o    be difficult to manufacture on a large scale
     o    be uneconomical or fail to achieve market acceptance
     o be precluded from commercialization by proprietary rights of third parties

     The Company's product candidates require significant additional research and development efforts. Neurocrine cannot guarantee that:

     o regulatory authorities will approve the continued development of the Company's development candidates
     o clinical development of any of the Company's development candidates will successfully proceed through clinical trials
     o later stage clinical trials of the Company's development candidates will show that they are effective in treatment humans
     o required regulatory approvals will be obtained on a timely basis, if at all
     o any products for which approval is obtained will be approved for the indications requested or be commercially successful

     If any of these potential problems occurs, the Company's business would be materially affected and the price of the Company's stock could decline.

     THE COMPANY IS DEPENDENT ON STRATEGIC ALLIANCES. The Company is dependent upon its corporate partners to provide adequate funding for certain of its programs. Under these arrangements, the Company's corporate partners are responsible for (i) selecting compounds for subsequent development as drug candidates, (ii) conducting preclinical testing and clinical trials and obtaining required regulatory approvals for such drug candidates, and/or (iii) manufacturing and commercializing any resulting drugs. If the Company's partners fail to select a compound the Company has discovered for subsequent development, fail to gain the requisite regulatory approvals or fail to successfully commercialize such products it will have a material adverse effect on the Company's business, financial condition and results of operations. The Company's strategy for development and commercialization of its products is dependent upon entering into additional arrangements with research collaborators, corporate partners and others, and upon the subsequent success of these third parties in performing their obligations. There can be no assurance that the Company will be able to enter into additional strategic alliances on favorable terms, or at all. If the Company fails to enter into additional strategic alliances, it would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company cannot control the amount and timing of resources that its corporate partners devote to the Company's partnered programs or potential products. If any of the Company's corporate partners breach or terminate their agreements with the Company or otherwise fail to conduct their collaborative activities in a timely manner, the preclinical testing, clinical development or commercialization of product candidates will be delayed, and the Company will be required to devote additional resources to product development and commercialization, or terminate certain development programs. The Company's strategic alliances with Janssen, Lilly, Taisho and Wyeth-Ayerst are subject to termination by Janssen, Lilly, Taisho or Wyeth-Ayerst, respectively. There can be no assurance that Janssen, Lilly, Taisho or Wyeth-Ayerst will not elect to terminate its strategic alliance with the Company prior to its scheduled expiration. In addition, if the Company's corporate partners effect a merger with a third party, there can be no assurance that the strategic alliances will not be terminated or otherwise materially adversely affected. The termination of any current or future strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's corporate partners may develop, either alone or with others, products that compete with the development and marketing of the Company's products. Competing products, either developed by the Company's corporate partners or to which the Company's corporate partners have rights, may result in their withdrawal of support with respect to all or a portion of the Company's technology, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that disputes will not arise in the future with respect to the ownership of rights to any products or technology developed with corporate partners. These and other possible disagreements with the Company's corporate partners could lead to delays in the collaborative research, development or commercialization of certain of the Company's product candidates or could require or result in litigation or arbitration, which would be time-consuming and expensive, and would have a material adverse effect on the Company's business, financial condition and results of operations.

     THE COMPANY HAS NO MANUFACTURING CAPABILITIES AND RELIES ON THIRD PARTY CONTRACTORS. The Company has in the past utilized, and intends to continue to utilize, third party manufacturing for the production of material for use in the Company's clinical trials and for the potential commercialization of the Company's future products. The Company has no experience in manufacturing products for commercial purposes and does not have any manufacturing facilities. Consequently, the Company is solely dependent on contract manufacturers for all production of products for development and commercial purposes. In the event that the Company is unable to obtain or retain third-party manufacturing, it will not be able to commercialize its products as planned. The manufacture of the Company's products for clinical trials and commercial purposes is subject to cGMP regulations promulgated by the FDA. No assurance can be given that the Company's third-party manufacturers will comply with cGMP regulations or other regulatory requirements now or in the future. The Company's current dependence upon third parties for the manufacture of its products may adversely affect the Company's profit margin, if any, on the sale of the its future products and its ability to develop and deliver products on a timely and competitive basis.

     THE COMPANY HAS NO MARKETING OR SALES FORCE; THE COMPANY'S PRODUCTS WILL BE SUBJECT TO SALES AND PHARMACEUTICAL PRICING CONTROLS. The Company has retained certain marketing or co-promotion rights in North America to certain of its products under development, and plans to establish its own North American marketing and sales organization. The Company currently has no experience in marketing or selling pharmaceutical products and does not have a marketing and sales staff. In order to achieve commercial success for any product candidate approved by the FDA, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell its products. There can be no assurance that the Company will successfully develop such experience or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If the Company develops its own marketing and sales capabilities, it will compete with other companies that currently have experienced and well funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues it receives will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

     The Company's business may be materially adversely affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government control in such jurisdictions. In addition, an increasing emphasis on managed care in the United States has put, and will continue to put, pressure on pharmaceutical pricing. Such initiatives and proposals, if adopted, could decrease the price that Neurocrine receives for any products it may develop and sell in the future, and thereby have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent that such proposals or initiatives have a material adverse effect on other pharmaceutical companies that may be corporate partners or prospective corporate partners for certain the Company's potential products, the Company's ability to commercialize the its potential products may be materially adversely affected.

     The Company's ability to commercialize pharmaceutical products may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available from government health administration authorities, private health insurers and other third-party payers. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that any third-party insurance coverage will be available to patients for any products the Company develops. Government and other third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new therapeutic products, and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. If government and third party payors do not provide adequate coverage and reimbursement levels for the Company's products, the market acceptance of the Company's products would be materially adversely affected.

     THE COMPANY FACES INTENSE COMPETITION. The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. The Company faces, and will continue to face, competition in the development and marketing of its product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may arise from other drug development technologies, methods of preventing or reducing the incidence of disease, including vaccines, and new small molecule or other classes of therapeutic agents. There can be no assurance that developments by others will not render the Company's product candidates or technologies obsolete or noncompetitive.

      The Company is developing products for the treatment of anxiety disorders and depression which will compete with well-established products including Valium(R), marketed by Hoffman-La Roche, Inc., Prozac(R) marketed by Eli Lilly & Co., Zoloft(R) marketed by Pfizer, Paxil(R) marketed by Smith Kline Beecham and Celexa(R) marketed by Forrest Labs. Certain technologies under development by other pharmaceutical companies could result in treatments for these and other diseases and disorders. In addition, a number of companies are conducting research on molecules to block CRF to treat anxiety and depression.

     The Company is also developing a non-benzodiazepine GABA-A agonist for the treatment of Insomnia. Ambien(R) and Sonata(R) are non-benzodiazepine GABA-A agonists currently marketed for the treatment of Insomnia by Searle/Sanofi-Synthelabo and American Home Products, respectively.

     Guilford Pharmaceuticals, Inc. has developed Gliadel(R) which has been approved for use as an adjunct to surgery to prolong survival in patients with recurrent multiforme glioblastoma for whom surgical resection is indicated and will compete with the Company's IL-4 Fusion toxin product NBI-3001. Temozolomide(R) marketed by Schering Plough may also compete with NBI-3001.

     Products that may be competitive with NBI-5788 APL for Multiple Sclerosis include Betaseron(R) and Avonex(R), similar forms of beta-interferon marketed by Berlex BioSciences and Biogen, Inc., respectively. Copaxone(R), a peptide polymer marketed by Teva, has also been approved for the marketing in the United States and certain other countries for the treatment of relapsing remitting multiple sclerosis.

     There are a number of competitors to products in the Company's research pipeline. Tacrine(R), marketed by Warner-Lambert Co., and Aricept(R), marketed by Pfizer Inc, have been approved for the treatment of Alzheimer's dementia. Sales of these drugs may reduce the available market for any product Neurocrine develops for these indications. Other biotechnology and pharmaceutical companies are developing compounds to treat obesity. In the event that one or more of these products and/or programs are successful, the market for the Company's products may be reduced or eliminated.

     In addition, if the Company receives regulatory approvals for its products, manufacturing efficiency and marketing capabilities are likely to be significant competitive factors. At the present time, the Company has no commercial manufacturing capability, sales force or marketing experience. In addition, many of the Company's competitors and potential competitors have substantially greater capital resources, research and development resources, manufacturing and marketing experience and production facilities than the Company does. Many of these competitors also have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and obtaining FDA and other regulatory approvals.

     THE COMPANY'S SUCCESS IS DEPENDENT ON PATENTS AND PROPRIETARY RIGHTS. The Company's success will depend on the Company's ability to obtain patent protection for the Company's products, preserve the Company's trade secrets, prevent third parties from infringing upon the Company's proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, Neurocrine intends to seek patent protection for the Company's proprietary technology and compounds. There can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of the Company's proprietary technology or compounds, or that the Company will be able to adequately enforce any such claims to protect its proprietary technology and compounds. Since patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of inventions covered by pending patent applications or that it was the first to file patent applications for such inventions. Litigation, which could result in substantial cost, may be necessary to enforce the Company's patent and license rights.

     The degree of patent protection afforded to pharmaceutical inventions is uncertain and any patents that may issue with regard to the Company's potential products will be subject to this uncertainty. There can be no assurance that competitors will not develop competitive products outside the protection that may be afforded by the claims of the Company's patents. Other potential products that the Company may develop may be novel and therefore would not be covered by composition of matter patent claims. In addition, the Company is aware of a number of patent applications, both domestic and European, relating to neurological compounds, and in particular CRF receptor antagonist potential therapeutics, that have been filed by or are controlled by other entities, including the Company's competitors and potential competitors. There can be no assurance that the Company's potential products can be commercialized without a license to any patents which may issue from such applications.

     The Company may be required to obtain licenses to patents or proprietary rights of others. As the biotechnology industry expands and more patents are issued, the risk increases that the Company's potential product may require licenses of third party technologies. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on acceptable terms, or at all. If Neurocrine does not obtain such licenses, it could encounter delays in product introductions to design around such patents, or it could find that the development, manufacture or sale of products requiring such licenses could be foreclosed. Litigation may be necessary to defend against or assert such claims of infringement to enforce the Company's issued patents and to protect the Company's trade secrets or know-how, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to the Company's patent applications or those of the Company's licensors. Litigation or interference proceedings could result in substantial costs to and diversion of effort by, and may have a material adverse impact on, us. In addition, there can be no assurance that the Company's efforts would be successful.

     The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain the Company's competitive position, which it seeks to protect, in part, by confidentiality agreements with the Company's commercial partners, collaborators, employees and consultants. The Company has invention or patent assignment agreements its employees and certain, but not all, commercial partners and consultants. There can be no assurance that a person not bound by an invention assignment agreement will not develop relevant inventions. There can be no assurance that binding agreements will not be breached, that the Company will have adequate remedies for any breach, or that its trade secrets will not otherwise become known or be independently discovered by competitors.

     As is commonplace in the biotechnology industry, the Company employs individuals who were previously employed at other biotechnology or pharmaceutical companies, including the Company's competitors or potential competitors. To the extent the Company's employees are involved in research areas at the Company which are similar to those areas in which they were involved at their former employer, the Company may be subject to claims that such employees and/or the Company have inadvertently or otherwise used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims, which could result in substantial costs and be a distraction to management, and which may have a material adverse effect on the Company, even if the Company is successful in defending such claims.

     THE COMPANY AND ITS PRODUCTS ARE SUBJECT TO STRICT GOVERNMENT REGULATION. Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of the Company's proposed products and in the Company's ongoing research and product development activities. All of the Company's products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. Various federal and state statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and record-keeping related to such products and their marketing. The process of obtaining these approvals and the subsequent substantial compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. If the Company or the Company's collaborators or licensees fail to obtain, or encounter delays in obtaining or maintaining, regulatory approvals it could adversely affect the marketing of any products the Company develops, the Company's ability to receive product or royalty revenues and the Company's liquidity and capital resources.

     Preclinical testing is generally conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. The results of these studies are submitted to the FDA as a part of an Investigational New Drug Application ("IND"), which must be approved before clinical trials in humans can begin. Typically, clinical evaluation involves a time consuming and costly three-phase process.

Phase I Clinical trials are conducted with a small number of subjects to determine the early safety profile, the pattern of drug distribution and metabolism.

Phase II Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III      Large-scale,  multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data to demonstrate with substantial evidence the efficacy and safety required by the FDA.

     The FDA closely monitors the progress of each of the three phases of clinical trials and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.

     The results of preclinical testing and clinical trials are submitted to the FDA in the form of a New Drug Application ("NDA") or Biologics License Application ("BLA") for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not satisfy its regulatory approval criteria. There can be no assurance that approvals will be granted on a timely basis (or at all). If approved, there can be no assurance that such approval will include acceptable labeling to adequately commercialize the product. Similar regulatory procedures must also be complied with in countries outside the United States.

     The results from preclinical testing and early clinical trials may not be predictive of results obtained in later clinical trials. As a result, there can be no assurance that clinical trials the Company conducts or the Company's corporate partners conduct will demonstrate sufficient safety and efficacy to obtain the requisite regulatory approvals or will result in marketable products or marketable indications. In addition, late stage clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial results. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. If the Company's drug candidates are not shown to be safe and effective in clinical trials, the resulting delays in developing other compounds and conducting related preclinical testing and clinical trials, as well as the potential need for additional financing, would have a material adverse effect on the Company's business, financial condition and results of operations.

     The rate of completion of clinical trials the Company or its corporate partners conduct may be delayed by many factors, including slower than expected patient recruitment or unforeseen safety issues. Any delays in, or termination of, the clinical trials for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company or its Company's corporate partners will be permitted by regulatory authorities to undertake clinical trials for the Company's products or, if such trials are conducted, that any of the Company's product candidates will prove to be safe and efficacious or will receive regulatory approvals.

     THERE CAN BE NO ASSURANCE THAT THE COMPANY'S PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE. The commercial success of the Company's products that are approved for marketing will depend upon their acceptance by the medical community as safe and effective. Factors the Company believes will materially affect the market acceptance of the Company's products are timing of receipt of marketing approvals, safety and efficacy of the product, emergence of equivalent or superior products and cost effectiveness of the product

     THE COMPANY WILL REQUIRE ADDITIONAL FUNDING. The Company will require substantial additional funding in order to continue the Company's research and product development programs, including preclinical testing and clinical trials of the Company's product candidates, for operating expenses, and for the pursuit of regulatory approvals for product candidates. The Company may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company believes that its existing capital resources, together with interest income and future payments due under strategic alliances, will be sufficient to satisfy the Company's current and projected funding requirements through 2003. However, such resources might be insufficient to conduct research and development programs as planned. The Company's future capital requirements will depend on many factors, including:

o    continued scientific progress in its research and development programs,
o    the magnitude of the Company's R&D programs,
o    progress with preclinical testing and clinical trials,
o    the time and costs involved in obtaining regulatory approvals,
o the costs involved in filing and prosecuting patent applications and enforcing patent claims,
o    competing technological and market developments,
o    the establishment of additional strategic alliances,
o the cost of manufacturing facilities and of commercialization activities and arrangements, and
o    the cost of product in-licensing and any possible acquisitions.

     The Company's cash reserves and other liquid assets together with funding that may be received under the Company's strategic alliances, and interest income earned thereon, might be inadequate to satisfy the Company's capital and operating requirements.

     The Company intends to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of the Company's securities, including equity securities. In addition, the Company has obtained equipment leases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of the Company's research and development programs and/or obtain funds through arrangements with corporate partners or others that may require us to relinquish rights to certain of the Company's technologies or product candidates.

     THE COMPANY DEPENDS ON KEY MANAGEMENT AND EMPLOYEES. The Company is highly dependent on the principal members of its management and scientific staff. The loss of any of these people could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. The Company might be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and a significant number of consultants to assist us in formulating the its research and development strategy. All of the Company's consultants and members of the Scientific Advisory Board are employed by employers other than the Company. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to the Company.

     POTENTIAL PRODUCT LIABILITY EXPOSURE AND LIMITED INSURANCE COVERAGE. The use of any of the Company's potential products in clinical trials, and the sale of any approved products, may expose the Company to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling such products. The Company has obtained limited product liability insurance coverage for the Company's clinical trials in the amount of $5.0 million per occurrence and $5 million in the aggregate. The Company intends to expand or insurance coverage to include the sale of commercial products if marketing approval is obtained for products in development. However, insurance coverage is becoming increasingly expensive, and the Company might not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. The Company may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. A successful product liability claim or series of claims brought against the Company could have a material adverse effect on the Company's business and cause the Company's stock price to fall.

     THE COMPANY'S ACTIVITIES INVOLVE HAZARDOUS MATERIALS. The Company's research activities involve the controlled use of hazardous materials. The Company can not eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, the Company may be held liable for any resulting damages, which may materially and adversely affect the Company's financial condition and results of operations.

     THE PRICE OF THE COMPANY'S COMMON STOCK IS VOLATILE. The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies (See price information on page 24). The following factors may have an adverse effect on the Company's stock price:

o        fluctuations in operating results
o announcements of technological innovations or new therapeutic products by the Company or others
o        clinical trial results
o        developments concerning strategic alliance agreements,
o        government regulation
o        developments in patent or other proprietary rights
o        public concern as to the safety of the Company's drugs
o future sales of substantial amounts of the Company's Common Stock by existing stockholders
o        comments by securities analysts and general market conditions

     The realization of any of the risks described in these "Risk Factors" could cause the Company's stock price to fall dramatically.

     POTENTIAL ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS. The Company's Certificate of Incorporation provides for staggered terms for the members of the Company's Board of Directors and does not provide for cumulative voting in the election of Directors. In addition, the Company's Board of Directors has the authority, without further action by the stockholders, to fix the rights and preferences of, and issue shares of, Preferred Stock. In April 1997, the Company adopted a Stockholder Rights Plan, commonly referred to as a "Poison Pill". Further, the Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% of more of the corporation's outstanding voting stock for a period of three years from the date the stockholder becomes an interested stockholder. The Stockholder Rights Plan, staggered board terms, lack of cumulative voting, Preferred Stock provisions and other provisions of the Company's charter and Delaware corporate law may discourage certain types of transactions involving an actual or potential change in control of the Company.


SCIENTIFIC ADVISORY BOARD

     Neurocrine has assembled a Scientific Advisory Board that currently consists of 12 individuals. Members of the Scientific Advisory Board are leaders in the fields of neurobiology, immunology, endocrinology, psychiatry and medicinal chemistry. Scientific Advisory Board members meet at least yearly to advise the Company in the selection, implementation and prioritization of its research programs. Certain members meet more frequently to advise the Company with regard to its specific programs.

     The  Scientific   Advisory  Board  presently   consists  of  the  following
individuals:

     SUSAN G. AMARA, PH.D., a Senior Scientist and Professor, Vollum Institute for Advanced Biomedical Research is an expert on the cellular and molecular biology of neurotransmitter transporters, excitatory amino acid transporter structure and regulation and signaling roles of neurotransmitter transporters.

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


EMPLOYEES

     As of December 31, 1999, the Company had 151 employees, consisting of 142 full-time and 9 part-time employees. Of the full-time employees, 50 hold Ph.D., M.D., or equivalent degrees. None of the Company's employees are represented by a collective bargaining arrangement, and the Company believes its relationship with its employees is good. The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and a significant number of consultants to assist the Company in formulating its research and development strategy.

ITEM 2.  PROPERTIES

     The Company leases approximately 93,000 square feet of space at its headquarters facility, of which approximately 65% is laboratory facilities dedicated to research and development. The facility was constructed in 1998 and is under lease through August 2013. The Company has sublet approximately 13,000 square feet of this facility through August 2000. In addition, the Company leases approximately 19,000 square feet of laboratory and office space, which has been sublet to a third party. The lease and sublease on this property expire in June 2000. The Company's facilities are located in San Diego, California.

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
                                              1999           1998
                                       -------------  --------------
                                        High   Low     High    Low
                                       -------------  --------------

         1st Quarter ................. $7.50  $4.88   $10.13   $7.56
         2nd Quarter .................  5.88   4.00     9.06    7.38
         3rd Quarter .................  5.94   3.75     8.13    4.00
         4th Quarter ................. 29.63   5.38     8.00    4.13

     As of March 15, 2000, there were approximately 160 stockholders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying cash dividends in the foreseeable future.

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


                                                         1999       1998(1)     1997         1996       1995
                                                       -------     -------     -------      ------      ------
STATEMENT OF OPERATIONS DATA
Revenues

      Sponsored research and development ........      $12,171      $8,751     $14,985      $9,092      $3,000
      Sponsored research and development from
          related party .........................          491       3,610        --          --          --
      Milestones and license fees ...............        3,000       2,500      10,250       9,000       2,750
      Grant income and other revenues ...........        1,129       1,176         909       1,124         356
                                                       -------     -------     -------      ------      ------
      Total revenues ............................       16,791      16,037      26,144      19,216       6,106

Operating expenses
      Research and development ..................       29,169      21,803      18,758      12,569       7,740
      General and administrative ................        7,476       6,594       5,664       3,697       2,728
      Write-off of acquired in-process research
          and development and licenses ..........         --         4,910        --          --          --
                                                       -------     -------     -------      ------      ------
      Total operating expenses ..................       36,645      33,307      24,422      16,266      10,468

Income (loss) from operations ...................      (19,854)    (17,270)      1,722       2,950      (4,362)

         Interest income, net ...................        2,851       4,000       3,931       2,598         839
         Other income (expense) .................        1,066         504         818         574         177
         Equity in NPI net losses and other
            adjustments .........................         (885)     (7,188)     (1,130)       --          --
                                                       -------     -------     -------      ------      ------
Net income (loss) before income taxes ...........      (16,822)    (19,954)      5,341       6,122      (3,346)
         Income taxes ...........................         --             1         214         248        --
                                                       -------     -------     -------      ------      ------
Net income (loss) ...............................     $(16,822)   $(19,955)     $5,127      $5,874     $(3,346)
                                                      ========    ========      ======      ======     =======
Earnings per share
      Basic .....................................       $(0.88)     $(1.10)     $ 0.30      $ 0.39     $ (0.29)
      Diluted ...................................        (0.88)      (1.10)       0.28        0.36       (0.29)
Shares used in calculation of earnings per share
      Basic .....................................       19,072      18,141      16,930      14,971      11,684
      Diluted ...................................       19,072      18,141      18,184      16,127      11,684

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments     $ 91,098    $ 62,670    $ 75,092    $ 69,920    $ 18,696
Total assets ....................................      109,222      80,529      91,903      77,957      24,012
Long-term debt and capital lease obligations ....        2,139       2,247         722         847       1,631
Accumulated deficit .............................      (41,672)    (24,850)     (4,895)    (10,022)    (15,895)
Total stockholders' equity ......................       96,354      71,958      83,152      72,767      19,225
----------

(1)  Includes  results  of  operations  and  financial   position  of  Northwest
     NeuroLogic, Inc. from May 28, 1998, the date of acquisiton (See Note 8 of the Notes to the Consolidated Financial Statements).

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


OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues for the foreseeable future. Revenues are expected to come from the Company's strategic alliances. Neurocrine has incurred a cumulative deficit of approximately $41.7 million as of December 31, 1999 and expects to incur additional operating losses in the future, which may be potentially greater than losses in prior years.


     Since inception, Neurocrine has primarily financed its operations through proceeds received from the sale of its Common Stock in various private and public offerings, as well as revenues received under corporate collaborations. The Company operates in a single business segment and has no foreign operations.


RESULTS OF OPERATIONS

    The Company's revenues for the year ended December 31, 1999 were $16.8 million compared with $16.0 million in 1998, and $26.1 million in 1997. Although similar in amount, revenues for 1999 and 1998 have a different composition resulting from several significant events. During 1999, the Company entered into a collaborative agreement with Wyeth-Ayerst ("Wyeth") and agreed to a two-year extension of its 1995 collaboration with Janssen Pharmaceutica, Inc. ("Janssen"). Revenues received in 1999 under the new agreements consisted of $5.4 million of sponsored research and development funding and $3.0 million in milestone achievements.

    The increase in 1999 revenues generated by the new agreements was offset by a decline of in revenues received under the Eli Lily, Novartis and NPI collaborations that were concluded during the year. Revenues in 1998 for sponsored research and development funding and milestone achievements under these agreements were $5.0 million and $2.3 million, respectively.

    Revenues recorded during 1997 included the initiation of the Eli Lily collaboration and the final year of sponsored research funding under the 1995 Janssen agreement. Revenues in 1997 for sponsored research and development funding and milestone achievements under these and the Novartis agreements were higher than those recorded in 1999 by $12.2 million and $5.3 million, respectively.

     Research and development expenses increased to $29.2 million during 1999 compared with $21.8 million in 1998 and $18.8 million in 1997. Increased expenses reflect advancement of the Company's drug candidates through progressive clinical development phases. The Company expects to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies and number of patients treated.

     General and administrative expenses increased to $7.5 million during 1999 compared with $6.6 million in 1998 and $5.7 million in 1997. Increased expenses resulted from additional professional services, including patent and legal services, to support the Company's expanded clinical development efforts. The Company anticipates similar increases in general and administrative expenses in the future as these efforts continue.

     During 1998, the Company wrote-off acquired in-process research and development costs of $4.9 million. This amount included the acquisition of NNL and the in-licensing of drug candidates for the Company's insomnia and glioblastoma programs. Both of the in-licensed programs are currently under clinical development.

     Interest income decreased to $3.1 million during 1999 compared with $4.2 million for 1998 and $4.1 million in 1997. The decrease in 1999 compared with 1998 and 1997 primarily resulted from lower investment balances. Management anticipates an increase in interest income during future periods resulting from cash reserves generated by the sale of the Company's Common Stock in December 1999 and increased revenues from anticipated collaborations.

     In December 1999, the Company sold its investment in NPI. The Company's proportionate share of NPI operating losses during 1999, 1998 and 1997 were $764,000, $3.4 million and $1.1 million, respectively. In addition, the Company recorded a write-down in the investment value of $646,000 during 1999 and $3.8 million during 1998 relating to the decline in cash redemption value of the NPI Preferred Shares.

     Net loss for 1999 was $16.8 million or $0.88 per share compared to net loss of $20.0 million or $1.10 per share for 1998 and net income of $5.1 million or $0.30 per share for 1997. Management expects to incur similar operating losses in the next two to three years as its clinical development efforts continue to grow.

     To date, the Company's revenues have come principally from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-date revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Company had cash, cash equivalents and short-term investments of $91.1 million compared with $62.7 at December 31, 1998. The Company invests its excess cash primarily in investment grade debt instruments, marketable debt securities of U.S. government agencies and high-grade commercial paper. Management has established guidelines relative to diversification and maturities that are intended to maintain safety and liquidity. The primary market risk associated with such investments is vulnerability to changes in short-term and long-term U.S. prime interest rates. For further information regarding the Company's investments, see Notes 1 and 2 of the Notes to the Consolidated Financial Statements.

     Net cash used by operating activities during 1999 was $10.3 million compared with $10.7 million in 1998 and net cash provided of $11.0 million in 1997. The decrease in cash used in operations during 1999 compared with 1998, resulted primarily from increased sponsored research and milestone revenues received under the Company's collaborations during 1999. The increase in cash used during 1998 compared with 1997, resulted primarily from higher sponsored research and milestone revenues received under the Company's collaborations during 1997, which included a $5.0 million lump sum payment from Eli Lilly, in addition to lower operating expenses. Management anticipates current year operating activities to use approximately 40% more cash than prior years as clinical development efforts continue to grow.

     Net cash used by investing activities during 1999 was $21.2 million compared with net cash provided of $4.7 million in 1998 and net cash used of $7.2 million in 1997. The cash used by investing activities during 1999 resulted primarily from purchase of short-term investments. The cash provided in investing activities during 1998 compared with cash used in 1997 resulted from the sale of short-term investments. During 2000, the Company expects to maintain the majority of its investment positions. Capital equipment purchases are expected to be $2.4 million of which $2.0 million will be financed through leasing arrangements.

     Net cash provided by financing activities during 1999 was $41.0 million compared with $1.9 million and $659,000 during 1998 and 1997, respectively. Cash provided during 1999 resulted from net proceeds received from the private sale of the Company's Common Stock and exercise of employee stock options. Cash provided during 1998 resulted from capital lease financing of equipment purchases. Cash provided during 1997 resulted from the issuance of the Company's Common Stock upon the exercises of stock options and warrants and proceeds received from a note payable used to finance the purchase of land. Management expects current year financing arrangement for equipment leasing and equity issuances to provide cash similar to that of 1998.

     In December 1999, Neurocrine signed an exclusive agreement with Taisho Pharmaceutical Co. LTD ("Taisho") providing Taisho an option to obtain European and Asian commercialization rights for Neurocrine's altered peptide ligand (APL) for diabetes (NBI-6024). Neurocrine would retain all rights in the rest of the world, including North America..

     In September 1999, the Company signed an amendment to its 1995 agreement with Janssen Pharmaceutica, N.V. ("Janssen"). The amendment provides for a new sponsored research period designed to identify new corticotropin-releasing factor ("CRF") receptor antagonists which will be subject to the terms of the original agreement signed in 1995. The term of the amendment is from April 1999 through February 2001. Under the agreement, the Company will receive $5.0 million in sponsored research funding, up to $3.5 million in milestone achievements, $500,000 for research already conducted under this certain technology and reimbursement of all outside and third party costs associated with the project. As of December 31, 1999, the Company has received $1.9 million in sponsored research and the $500,000 payment for prior research.

     In March 1999, the Company entered into an agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, on the research, development and commercialization of compounds, which modulate EAATs for the treatment of neurodegenerative and psychiatric diseases.

     The Wyeth-Ayerst Agreement, valued at up to $81 million if a product is commercialized, includes: sharing proprietary technologies, funding for research, payments for milestones reached, plus royalties on sales from products resulting from the collaboration. Under the terms of the agreement, Neurocrine expects to receive three to five years of funding for research and development as well as worldwide royalties on commercial sales of products that result from the collaboration. Wyeth-Ayerst will also provide Neurocrine with access to chemical libraries for screening within the collaborative field. As of December 31, 1999, the Company has received $3.0 million in sponsored research payments and $3.0 million for the achievement of four milestones.

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least through the year 2003. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs.

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

     Neurocrine expects to incur operating losses over the next several years as its research, development, preclinical testing and clinical trial activities increase. To the extent that the Company is unable to obtain third party funding for such expenses, the Company expects that increased expenses will result in increased losses from operations. There can be no assurance that the Company's products under development will be successfully developed or that its products, if successfully developed, will generate revenues sufficient to enable the Company to earn a profit.

INTEREST RATE RISK

     The Company is exposed to changes in interest rates its long-term debt. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

     During 1997, the Company partially financed the purchase of land under a 5 year note payable for approximately $747,000, which bears interest at a floating rate of prime plus one quarter percent (8.75% and 8.00% at December 31, 1999 and 1998, respectively). The note is repayable in equal monthly installments beginning February 1998. At December 31, 1999, the balance of the note was $ 461,000. The repayment schedule for the note is $149,000 for each year 2000 through 2002 and $13,000 in the year 2003.

     The Company believes that a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially effect the fair value of interest sensitive financial instruments nor the costs associated with the long-term debt.


IMPACT OF YEAR 2000

     Beginning in 1998, the Company conducted a program to address the impact of the Year 2000 on the processing of date sensitive information by our computer systems and software ("IT Systems"), embedded systems in our non-computer equipment ("Non-IT Systems") and relationships with certain third parties. Assessment, testing, and remediation of the Company's critical systems were completed in mid-October 1999. Based on survey responses and Year 2000 website statements, the Company also assessed Year 2000 readiness of third parties with which it has significant relationships. Contingency plans were formulated for each of the Company's critical systems and third party relationships, which were deficient in compliance criteria.

     The total costs, both out-of-pocket and internal, of the Company's Year 2000 program were estimated at $175,000 and were funded with available cash. There are no further costs anticipated. Other internal systems projects were not significantly deferred as a result of the Year 2000 readiness program, because much of the Year 2000 assessment and remediation efforts were integrated into the Company's routine maintenance and upgrade programs. To date, there have been no material adverse effects caused by the January 1, 2000 date change on the Company's IT and Non-IT Systems, third party relationships, nor its results of operations.


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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative  Disclosures about Market Risk is contained in
Item 7. Management Discussion and Analysis--Interest Rate Risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the list of the Company's Financial Statements filed with this Form 10-K under Item 14 below.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.



                                    PART III


ITEM 10.  EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in the Company's Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Such information is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report

          1. List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report: Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheet as of December 31, 1999 and 1998 Consolidated Statement of Operations for the years ended December 31, 1999, 1998 and 1997 Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997 Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997 Notes to the Consolidated Financial Statements

          2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

          3.   List of Exhibits required by Item 601 of Regulation S-K. See part
               (c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

--------------------------------------------------------------------------------
Exhibit
Number          Description
--------------------------------------------------------------------------------
2.1       Agreement  and  Plan of  Reorganization  dated  May 1,  1998,  between
          Northwest NeuroLogic, Inc. NBI Acquisition Corporation and the Registrant (7)

2.2 Form of Warrant pursuant to the Agreement and Plan of Reorganization dated May 1, 1998. (7)

3.1       Restated Certificate of Incorporation (1)

3.2       Bylaws (1)

3.3       Certificate of Amendment of Bylaws (1)

4.1       Form of Common Stock Certificate (1)

4.2       Form of warrant issued to existing warrant holders (1)

4.3 Information and Registration Rights Agreement dated September 15, 1992, as amended to date (1)

4.4 Form of Series A warrant issued in connection with the execution by the Registrant of the Unit Purchase Agreement (see below) (1)

4.5 New Registration Rights Agreement dated March 29, 1996 among the Registrant and the investors signatory thereto (1)

4.6 Letter of Intent between Northwest NeuroLogic, Inc. and the Registrant dated February 27, 1998 (6)

4.7* Registration Rights Agreement dated May 28, 1998, between certain investors and the Registrant (7)

4.8 Amended and Restated Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of July 19, 1999. (9)

4.9 Stock Purchase Agreement dated December 20 through 23, 1999, between Neurocrine Biosciences, Inc. and each of the Purchasers named therin.
          (11)

10.1 Purchase and Sale Agreement and Escrow Instructions between MS Vickers II, LLC and the Company dated February 13, 1997 (3)

10.2      1992 Incentive Stock Plan, as amended (10)

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

10.18 License Agreement dated October 19, 1992, by and between the Board of Trustees of the Leland Stanford Junior University and the Registrant
          (1)

10.19 Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica, N.V. (1)

10.20 Letter Agreement dated January 19, 1996, by and between the Registrant and Ciba-Geigy Limited (1)

10.21*    Unit  Purchase   Agreement  dated  March  29,  1996,  by  and  between
          Neuroscience Pharma, Inc. the Registrant and the investors signatory thereto (1)

10.22* Exchange Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada), Inc., the Registrant and the investors signatory thereto (1)

10.23* Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada), Inc. and Nueorscience Pharma, Inc. (1)

10.24* Intellectual Property and License Grants Agreement dated March 29, 1996, by and between the Registrant and Neurocrine Biosciences (Canada), Inc. (1)

10.25* Development and Commercialization Agreement dated December 20, 1996, by and between Ciba-Geigy Ltd. And the Registrant (2)

10.26* Letter and Purchase Order dated June 7, 1996, by and between Ciba-Geigy and the Registrant (2)

10.27 ThirdLease Amendment dated June 6, 1996, by and between Talcott Realty I Limited Partnership and the Registrant (2)

10.28* Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)

10.29* Lease between Science Park Center LLC and the Registrant dated July 31, 1997. (5)

10.30* Option Agreement between Science Park Center LLC (Optionor) and the Registrant (Optionee) dated July 31, 1997. (5)

10.31* Construction Loan Agreement Science Park Center LLC and the Registrant dated July 31, 1997. (5)

10.32 Secured Promissory Note Science Park Center LLC and the Registrant dated July 31, 1997.(5)

10.33* Operating Agreement for Science Park Center LLC between Nexus Properties, Inc. and the Registrant dated July 31, 1997. (5)

10.34 Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (1)

10.35* Patent License Agreement dated May 7, 1998, between the US Public Health Service and the Registrant (7)

10.36* Patent License Agreement dated April 28, 1998, between and among Ira Pastan, David Fitzgerald and the Registrant (7)

10.37* Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (7)

10.38* Warrant Agreement dated June 30, 1998, between DOV Pharmaceutical, Inc. and the Registrant (7)

10.39* Warrant Agreement dated June 30, 1998, between Jeff Margolis and the Registrant (7)

10.40* Warrant Agreement dated June 30, 1998, between Stephen Ross and the Registrant (7)

10.41*    Collaboration  and License  Agreement  dated  January 1, 1999,  by and
          between  American  Home  Products   Corporation   acting  through  its
          Wyeth-Ayerst Laboratories Division and the Registrant (8)

10.42* Employment Agreement dated January 1, 1999, between the Registrant and Margaret Valeur-Jensen (8)

10.43* Employment Agreement dated February 9, 1998, between the Registrant and Bruce Campbell (8)

10.44 Amended 1992 Incentive Stock Plan, as amended May 27, 1997, May 27, 1998 and May 21, 1999. (8)

10.45*    Agreement  by  and  among  Dupont  Pharmaceuticals   Company,  Janssen
          Pharmaceutica, N.V. and Neurocrine Biosciences, Inc. dated September 28, 1999.(10)

10.46* Amendment Number One to the Agreement between Neurocrine Biosciences, Inc. and Janssen Pharmaceutica, N.V. dated September 24, 1999. (10)

21        Subsidiaries of the Company

23        Consent of Ernst & Young LLP, Independent Auditors

24        Power of Attorney (see page 35)

27        Financial Data Schedule

----------

          (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-03172)

          (2) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996

          (3) Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q filed on August 15, 1997

          (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 1997

          (5) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 14, 1997

          (6) Incorporated by reference to the Company's Report on Form 8-K filed on March 13, 1998.

          (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 16, 1998.

          (8) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998

          (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 11, 1999.

          (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 1999.

          (11) Incorporated by reference to the Company's Report on Form S-3 filed on January 20, 2000.

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

                                   NEUROCRINE BIOSCIENCES, INC.
                                   A Delaware Corporation

                                   By: /s/Gary A. Lyons
                                   --------------------
                                   Gary A. Lyons
                                   President and Chief Executive Officer

                                   Date:  March 30, 2000

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

Signature               Title                                         Date
---------               -----                                         ----

/s/ Gary A. Lyons       President, Chief Executive Officer        March 29, 2000
--------------------    and Director (Principal Executive Officer)
Gary A. Lyons

/s/ Paul W. Hawran      Chief Financial Officer (Principal        March 29, 2000
--------------------    Financial and Accounting Officer)
Paul W. Hawran

/s/ Joseph A. Mollica   Chairman of the Board of Directors        March 29, 2000
---------------------
Joseph A. Mollica

/s/ Richard F. Pops     Director                                  March 29, 2000
---------------------
Richard F. Pops

/s/ Stephen A. Sherwin   Director                                 March 29, 2000
----------------------
Stephen A. Sherwin

/s/ Wylie W. Vale        Director                                 March 29, 2000
----------------------
Wylie W. Vale

                          NEUROCRINE BIOSCIENCES, INC.
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page

Report of Ernst & Young LLP, Independent Auditors ......................  F-2

Consolidated Balance Sheet .............................................  F-3

Consolidated Statement of Operations ...................................  F-4

Consolidated Statement of Stockholders' Equity .........................  F-5

Consolidated Statement of Cash Flows ...................................  F-6

Notes to the Consolidated Financial Statements .........................  F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Neurocrine Biosciences, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ERNST & YOUNG LLP
                                        ---------------------
                                        ERNST & YOUNG LLP


San Diego, California
January 27, 2000

                          NEUROCRINE BIOSCIENCES, INC.
                           Consolidated Balance Sheet
                                 (in thousands)
                                                                December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                                   ASSETS
Current assets:
    Cash and cash equivalents ............................ $  21,265  $  11,708
    Short-term investments, available-for-sale ...........    69,833     50,962
    Receivables under collaborative agreements ...........     1,458        863
    Receivables from related parties .....................      --          544
    Other current assets .................................     2,257      1,556
                                                           ---------  ---------
       Total current assets ..............................    94,813     65,633

    Property and equipment, net ..........................    11,181     10,899
    Licensed technology and patent applications costs, net       615        967
    Other assets .........................................     2,613      3,030
                                                           ---------  ---------
       Total assets ...................................... $ 109,222  $  80,529
                                                           =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................... $   2,447  $   2,481
    Accrued liabilities ..................................     5,069      2,077
    Deferred revenues ....................................       155        169
    Current portion of long-term debt ....................       149        149
    Current portion of capital lease obligations .........       825        693
                                                           ---------  ---------
       Total current liabilities .........................     8,645      5,569

    Long-term debt, net of current portion ...............       312        461
    Capital lease obligations, net of current portion ....     1,827      1,786
    Deferred rent ........................................     1,005        257
    Other liabilities ....................................     1,079        498
                                                           ---------  ---------
       Total liabilities .................................    12,868      8,571

Commitments and contingencies (See Note 6) ...............      --         --

Stockholders' equity:
    Preferred Stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued and outstanding ......      --         --
    Common Stock, $0.001 par value; 100,000,000 shares
       authorized; issued and outstanding shares were
       21,608,011 in 1999 and 18,930,865 in 1998 .........        22         19
    Additional paid in capital ...........................   138,798     97,064
    Deferred compensation ................................      (411)      (187)
    Stockholder notes ....................................      (119)      (119)
    Accumulated other comprehensive (loss) income ........      (264)        31
    Accumulated deficit ..................................   (41,672)   (24,850)
                                                           ---------  ---------
       Total stockholders' equity ........................    96,354     71,958

                                                           ---------  ---------
       Total liabilities and stockholders' equity ........ $ 109,222  $  80,529
                                                           =========  =========

                             See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
                      Consolidated Statement of Operations
                                 (in thousands)

                                                    Year-ended December 31,
                                               --------------------------------
                                                 1999       1998         1997
                                               --------   --------    --------
Revenues:
    Sponsored research and development ........ $ 12,171   $  8,751    $ 14,985
    Sponsored research and development
      from related party ......... ............      491      3,610        --
    Milestones and license fees ...............    3,000      2,500      10,250
    Grant income and other revenues ...........    1,129      1,176         909
                                                --------   --------    --------
       Total revenues .........................   16,791     16,037      26,144

Operating expenses:
    Research and development ..................   29,169     21,803      18,758
    General and administrative ................    7,476      6,594       5,664
    Write-off of acquired in-process research
      and development and licenses ............     --        4,910        --
                                                --------   --------    --------
       Total operating expenses ...............   36,645     33,307      24,422

Income (loss) from operations .................  (19,854)   (17,270)      1,722

Other income and expenses:
    Interest income ...........................    3,082      4,151       4,084
    Interest expense ..........................     (231)      (151)       (153)
    Equity in NPI losses and
     other adjustments, net ............... ...     (885)    (7,188)     (1,130)
    Other income ..............................    1,066        504         818
                                                --------   --------    --------
Income (loss) before taxes ....................  (16,822)   (19,954)      5,341
Income taxes ..................................     --            1         214
                                                --------   --------    --------
Net income (loss) ............................. $(16,822)  $(19,955)   $  5,127
                                                ========   ========    ========
Earnings (loss) per common share:
    Basic ..................................... $  (0.88)  $  (1.10)   $   0.30
    Diluted ................................... $  (0.88)  $  (1.10)   $   0.28

Shares used in the calculation of earnings
  (loss) per common share:
    Basic .....................................   19,072     18,141      16,930
    Diluted ...................................   19,072     18,141      18,184


                             See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)


                                                                                                    Notes
                                                       Common Stock    Additional                Receivable
                                                    -----------------   Paid In     Unearned        from
                                                    Shares     Amount   Capital   Compensation   Stockholders
                                                    ------     ------   -------   ------------   ------------
     BALANCE AT DECEMBER 31, 1996 .................  16,777      $ 17    $ 83,234    $ (376)       $ (128)

Net income ........................................      --        --          --        --            --
Unrealized loss on short-term investments .........      --        --          --        --            --

Comprehensive income ..............................      --        --          --        --            --
Issuance of common stock for warrants .............     182        --          59        --            --
Issuance of common stock for option exercises .....     106        --         453        --            --
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan ....................      22        --         175        --            --
Issuance of common stock in exchange for
  NPI Preferred Stock .............................     600         1       4,473        --            --
Payments received on stockholder notes ............      --        --          --        --             8
Deferred compensation and related amortization, net      --        --         192       (63)           --
                                                     -------    ------   --------    --------     --------
     BALANCE AT DECEMBER 31, 1997 .................  17,687        18      88,586       (439)        (120)

Net loss ..........................................      --        --          --         --           --
Unrealized gain on short-term investments .........      --        --          --         --           --

Comprehensive loss ................................      --        --          --         --           --
Issuance of common stock for warrants .............      60        --         142         --           --
Issuance of common stock for option exercises .....      81        --         286         --           --
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan ....................      30        --         205         --           --
Issuance of common stock in exchange for
  NPI Preferred Stock .............................     679         1       3,854         --           --
Issuance of common stock for NNL Acquisition ......     392        --       4,032         --           --
Issuance of common stock for milestone achievement        2        --          17         --           --
Payments received on stockholder notes ............      --        --          --         --            1
Amortization of deferred compensation, net ........      --        --         (58)       252           --
                                                     -------    ------   --------    --------     --------
     BALANCE AT DECEMBER 31, 1998 .................  18,931        19      97,064       (187)        (119)

Net loss ..........................................      --        --          --         --           --
Unrealized gain on short-term investments .........      --        --          --         --           --

Comprehensive loss ................................      --        --          --         --           --
Issuance of common stock for option exercises .....     307        --       1,507         --           --
Issuance of common stock pursuant to the Employee
Stock  Purchase Plan ..............................      42        --         213         --           --
Issuance of common stock, net of offering costs ...   2,328         3      39,293         --           --
Amortization of deferred compensation, net ........      --        --         721       (224)          --
                                                     -------    ------   --------    --------     --------
     BALANCE AT DECEMBER 31, 1999 .................  21,608      $ 22    $138,798     $ (411)      $ (119)
                                                     =======    ======   ========    ========     ========


                             See accompanying notes.

                        NEUROCRINE BIOSCIENCES, INC.
                 Consolidated Statement of Stockholders' Equity
                           (continued) (in thousands)


                                                    Accumulated
                                                       Other                         Total
                                                    Comprehensive   Accumulated   Stockholders'
                                                    Income (Loss)     Deficit         Equity
                                                    -------------     ---------      ----------
     BALANCE AT DECEMBER 31, 1996 .................      $  42       $ (10,022)      $  72,767

Net income ........................................         --           5,127           5,127
Unrealized loss on short-term investments .........        (40)             --             (40)
                                                                                     ----------
Comprehensive income ..............................         --              --           5,087
Issuance of common stock for warrants .............         --              --              59
Issuance of common stock for option exercises .....         --              --             453
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan ....................         --              --             175
Issuance of common stock in exchange for
  NPI Preferred Stock .............................         --              --           4,474
Payments received on stockholder notes ............         --              --               8
Deferred compensation and related amortization, net         --              --             129
                                                       ---------      ---------      ----------
     BALANCE AT DECEMBER 31, 1997 .................          2          (4,895)         83,152

Net loss ..........................................         --         (19,955)        (19,955)
Unrealized gain on short-term investments .........         29              --              29
                                                                                     ----------
Comprehensive loss ................................         --              --         (19,926)
Issuance of common stock for warrants .............         --              --             142
Issuance of common stock for option exercises .....         --              --             286
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan ....................         --              --             205
Issuance of common stock in exchange for
  NPI Preferred Stock .............................         --              --           3,855
Issuance of common stock for NNL Acquisition ......         --              --           4,032
Issuance of common stock for milestone achievement          --              --              17
Payments received on stockholder notes ............         --              --               1
Amortization of deferred compensation, net ........         --              --             194
                                                       ---------      ---------      ----------
     BALANCE AT DECEMBER 31, 1998 .................         31         (24,850)          71,958

Net loss ..........................................         --         (16,822)         (16,822)
Unrealized gain on short-term investments .........       (295)             --             (295)
                                                                                       ---------
Comprehensive loss ................................         --              --          (17,117)
Issuance of common stock for option exercises .....         --              --            1,507
Issuance of common stock pursuant to the Employee
Stock  Purchase Plan ..............................         --              --              213
Issuance of common stock, net of offering costs ...         --              --           39,296
Amortization of deferred compensation, net ........         --              --              497
                                                       ---------      ---------      ----------
     BALANCE AT DECEMBER 31, 1999 .................     $ (264)      $ (41,672)       $  96,354
                                                       =========      =========      ==========


                             See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
                      Consolidated Statement of Cash Flows
                                 (in thousands)


                                                                Twelve Months Ended December 31,
                                                             -----------------------------------
                                                                1999         1998         1997
                                                             ---------    ---------    ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income ........................................   $ (16,822)   $ (19,955)   $   5,127
Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
      Acquisition of NNL for Common Stock ................          --        4,200           --
      Equity in NPI losses and other adjustments .........         885        7,188        1,130
      Depreciation and amortization ......................       2,066        1,720        1,322
      Loss on abandonment of assets ......................         133          460           76
      Gain on sale of equipment ..........................          --          (15)          --
      Deferred revenues ..................................         (14)      (1,750)       1,000
      Deferred rent ......................................         748         (402)         384
      Compensation expenses recognized for stock options .         497          194          129
      Change in operating assets and liabilities,
        net of acquired business:
          Accounts receivable and other current assets ...        (752)      (2,898)         885
          Other non-current assets .......................        (357)         291       (1,274)
          Accounts payable and accrued liabilities .......       3,360          271        2,213
                                                             ---------    ---------    ---------
Net cash flows (used in) provided by operating activities      (10,256)     (10,696)      10,992

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ......................     (87,728)     (41,618)    (113,080)
Sales/maturities of short-term investments ...............      68,562       50,006      112,315
Purchases of property and equipment, net .................      (2,061)      (3,683)      (6,440)
                                                             ---------    ---------    ---------
Net cash flows provided by (used in) investing activities      (21,227)       4,705       (7,205)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock .................................      41,016          433          687
Proceeds received from long-term obligations .............         981        2,500          747
Principal payments on long-term obligations ..............        (957)      (1,006)        (783)
Payments received on notes receivable from stockholders ..          --            1            8
                                                             ---------    ---------    ---------
Net cash flows provided by financing activities ..........      41,040        1,928          659
                                                             ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents .....       9,557       (4,063)       4,446
Cash and cash equivalents at beginning of the period .....      11,708       15,771       11,325
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of the period ...........   $  21,265    $  11,708    $  15,771
                                                             =========    =========    =========

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
  Interest paid                                              $     231     $    150     $    153
  Taxes paid                                                         -            1          250

Schedule of noncash investing and financing activities:
  Conversion of note receivable to investment in NPI                 -     $  1,401            -
  Conversion of NPI Preferred Stock to investment in NPI             -        3,855        4,474



                             See accompanying notes.

                          NEUROCRINE BIOSCIENCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1999


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS ACTIVITIES. Neurocrine Biosciences, Inc. (the "Company") was incorporated in California on January 17, 1992 and was reincorporated in Delaware in March 1996. The Company is a neuroscience-based company focused on the discovery and development of novel therapeutics for neuropsychiatric, neuroinflammatory and neurodegenerative diseases and disorders. The Company's neuroscience, endocrine and immunology disciplines provide a unique biological understanding of the molecular interaction between central nervous, immune and endocrine systems for the development of therapeutic interventions for anxiety, depression, insomnia, stroke, malignant brain tumors, multiple sclerosis, obesity and diabetes.


     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Neurocrine Biosciences, Inc. (the "Company") and its wholly owned subsidiary, Northwest NeuroLogic, Inc. ("NNL"). Significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

    SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Debt and Equity Securities," short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     The Company invests its excess cash primarily in investment grade debt instruments, marketable debt securities of U.S. government agencies, and high-grade commercial paper. Management has established guidelines relative to diversification and maturities that maintain safety and liquidity.

     PROPERTY AND EQUIPMENT. Property and equipment are carried at cost. Depreciation and amortization are provided over the estimated useful lives of the assets, ranging from three to ten years, using the straight-line method.

     LICENSED TECHNOLOGY AND PATENT APPLICATION COSTS. Licensed technology consists of worldwide licenses to patents related to the Company's platform technology which are capitalized at cost and amortized over periods of 7 to 11 years. These costs are regularly reviewed to determine that they include costs for patent applications the Company is pursuing. Costs related to applications that are not being actively pursued are evaluated under Accounting Principles Board Statement 17 "Intangible Assets" and are adjusted to an appropriate amortization period which generally results in immediate write-off. Assets written-off during 1999 had a net book value of $133,000. Accumulated amortization at December 31, 1999 and 1998 was $685,000 and $679,000, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 1999.

     INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION. The Company operates in a single industry segment - the discovery and development of therapeutics for the treatment of diseases and disorders of the central, nervous and immune systems. The Company has no foreign operations.

     RESEARCH AND DEVELOPMENT REVENUE AND EXPENSES. Revenues under collaborative research agreements are recognized over the period specified in the related agreement. Advance payments received in excess of amounts earned are classified as deferred revenue and recognized as income in the period earned. Revenues from government grants are recognized based on the performance requirements of the grant or as the grant expenditures are incurred. Research and development costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements. Research and development expenses relating to collaborative agreements and grants were approximately $7.2 million, $12.0 million and $9.4 million during 1999, 1998 and 1997, respectively.

     STOCK-BASED COMPENSATION. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for stock-based employee compensation. Deferred compensation is recorded for employee options only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. The deferred compensation is amortized over the vesting period of the options.

     Deferred charges for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included in deferred compensation in the financial statements.

     EARNINGS PER SHARE. Basic and diluted earnings per share are calculated in accordance with FASB Statement No. 128, "Earnings per Share". All earnings per share amounts for all periods have been presented, and where appropriate, were restated to conform to the requirements of Statement No. 128.

    COMPREHENSIVE INCOME. Comprehensive income is calculated in accordance with FASB Statement No. 130, "Comprehensive Income". The Statement requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's other comprehensive income consisted of gains and losses on short-term investments and is reported in the consolidated statement of stockholders' equity.

     RECLASSIFICATIONS. Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 1999.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements,"("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for non-refundable up-front fees received in connection with collaboration agreements. The Company is currently evaluating the impact of SAB 101 on the accounting for up-front license fees received. Should the Company determine that a change in its accounting policy is necessary, such a change will be made effective January 1, 2000 and would result in a charge to results of operations for the cumulative effect of the change. This amount, if recognized, would be recorded as deferred revenue and recognized as revenue in future periods. Prior financial statements would not be restated.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133,"Accounting for Derivative Instruments and Hedging Activities". The Company expects to adopt the new Statement effective January 1, 2001. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.


NOTE 2.  SHORT-TERM INVESTMENTs

     The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

                                  ---------  -----------  -----------  ---------
                                                Gross        Gross     Estimated
                                  Amortized   Unrealized   Unrealized    Fair
                                     Cost        Gains      Losses        Value
                                  ---------  -----------  -----------  ---------
DECEMBER 31, 1999
US Government securities .......   $ 1,997     $  --       $   (24)     $ 1,973
Corporate debt securities ......    68,100           7        (247)      67,860
                                   -------     -------     -------      -------
         Total securities ......   $70,097     $     7     $  (271)     $69,833
                                   =======     =======     =======      =======

DECEMBER 31, 1998
US Government securities .......   $ 6,000     $    17     $  --        $ 6,017
Certificates of deposit ........       260        --          --            260
Commercial paper ...............     5,420        --          --          5,420
Corporate debt securities ......    39,141          61         (87)      39,115
Other ..........................       110          40        --            150
                                   -------     -------     -------      -------
         Total securities ......   $50,931     $   118     $   (87)     $50,962
                                   =======     =======     =======      =======

     Gross realized gains and losses were not material for any of the reported periods. The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 1999, are shown below (in thousands).

                                                    Amortized   Estimated
                                                       Cost     Fair Value
                                                     -------     -------
Due in one year or less ..........................   $ 2,004     $ 2,000
Due after one year through four years ............    68,093      67,833
                                                     -------     -------
                                                     $70,097     $69,833
                                                     =======     =======

NOTE 3.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998, consist of the following (in thousands):
                                                   1999        1998
                                                 --------    --------
Land .........................................   $  5,299    $  5,299
Furniture and fixtures .......................      1,982       1,856
Equipment ....................................      9,046       7,356
Leasehold improvements .......................        875         562
                                                 --------    --------
                                                   17,202      15,073
Less accumulated depreciation and amortization     (6,021)     (4,174)
                                                 --------    --------
Net property and equipment ...................   $ 11,181    $ 10,899
                                                 ========    ========

     Furniture and equipment under capital leases were $6.7 million and $5.8 million at December 31, 1999 and 1998, respectively. Accumulated depreciation of furniture and equipment under capital leases totaled $4.0 million and $3.1 million at December 31, 1999 and 1998, respectively. In 1999, the Company entered into $981,000 of additional capital leases. Similar transactions in 1998 totaled $2.5 million.


NOTE 4.  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1999 and 1998 consist of the following (in thousands):
                                                   1999     1998
                                                  ------   ------
           Accrued employee benefits ...........  $1,331   $1,120
           Accrued professional fees ...........     270      438
           Accrued offering expenses ...........   1,222     --
           Accrued development costs ...........   1,828      333
           Taxes payable ........... ...........      27       15
           Other accrued liabilities ...........     391      171
                                                  ------   ------
                                                  $5,069   $2,077
                                                  ======   ======

NOTE 5.  LONG-TERM DEBT

     During 1997, the Company partially financed the purchase of land under a 5 year note payable for approximately $747,000, which bears interest at a floating rate of prime plus one quarter percent (8.75% and 8.00% at December 31, 1999 and 1998, respectively). The note is repayable in equal monthly installments beginning February 1998.

     At December 31, 1999, the balance of the note was $ 461,000. The repayment schedule for the note is $149,000 for each year 2000 through 2002 and $13,000 in the year 2003.


NOTE 6.  COMMITMENTS AND CONTINGENCIES

     CAPITAL LEASE OBLIGATIONS. The Company has financed certain equipment under capital lease obligations, which expire on various dates through the year 2004 and bear interest at rates between 7.6% and 10.1%. The lease commitments are repayable in monthly installments.

     OPERATING LEASES. In May 1997, the Company purchased two adjacent parcels of land in San Diego for $5.0 million. In August 1997, the Company sold one parcel to Science Park Center LLC, a California limited liability company (the "LLC"), of which the Company owns a minority interest, in exchange for a note receivable in the amount of $3.5 million plus interest of 8.25%. However, for accounting purposes, this transaction does not qualify as a sale under SFAS No. 98 and therefore, the entire amount of the note receivable is included in land. The amount included in land at December 31, 1999 and 1998 was $3.8 million.

     During 1998, the LLC constructed an expanded laboratory and office complex which was leased by the Company under a 15 year operating lease, commencing September 1998. The Company has the option to purchase the facility at any time during the term of the lease at a predetermined price. The lease contains a 4% per year escalation in base rent fees, effective with each anniversary. In November 1998, the Company subleased a portion of this facility to an unrelated third party through August 2000. The Company will hold the second parcel of land until such time as additional facilities are required.

     In November 1998, the lease obligation relating to the Company's former operating facility was amended to reduce the amount of square footage leased and to shorten the lease term to conclude in June 2000. The Company currently subleases this space to an unrelated third party and is obligated to continue this arrangement through June 2000.

     Repayment schedules for the capital lease obligations and operating lease commitments at December 31, 1999 are as follows (in thousands):

                                                 Capital         Operating
Fiscal Year:                                     Leases            Leases
                                                 ---------        ---------
2000 ..........................................  $     996       $    2,731
2001 ..........................................      1,163            2,525
2002 ..........................................        573            2,626
2003 ..........................................        173            2,731
2004 ..........................................         66            2,841
Thereafter ....................................          -           29,880
                                                 ---------        ---------
  Total minimum payments ......................   $  2,971        $  43,334
                                                                  =========
Less:  amounts representing interest ..........       (319)
                                                 ----------
Future minimum payments .......................      2,652
Less:  current portion ........................       (825)
                                                 ----------
Future payments on capital lease obligations ..   $  1,827
                                                 ==========

     Rent expense was $2,730,000, $2,379,000 and $2,139,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease income was $1.2 million, $837,000 and $917,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future  minimum  sublease  income  to  be  received  under   non-cancelable
subleases at December 31, 1999 will be $657,000 for the year ending December 31, 2000.

     LICENSING AND RESEARCH AGREEMENTS. The Company has entered into licensing agreements with various universities and research organizations. Under the terms of these agreements, the Company has received licenses to technology, or technology claimed, in certain patents or patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of a patent, and, certain agreements require minimum royalty payments. Certain agreements also require the Company to make payments upon the achievement of specified milestones.


NOTE 7.  STOCKHOLDERS' EQUITY

     COMMON STOCK ISSUANCES. From inception through 1996, the Company has issued Common Stock in various private and public offerings, as well as to corporate collaborators, at prices between $5.00 and $10.50 per share resulting in aggregate net proceeds of approximately $72.1 million. In December 1999, the Company sold 2.3 million shares of Common Stock in a private placement at $18.00 per share. The offering resulted in net proceeds of $39.3 million.

     OPTIONS. The Company has authorized 5.6 million shares of its Common Stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Option Plan, 1996 Director Option Plan and the 1997 NNL Stock Option Plan (collectively "the Plan"). These plans provide for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under these plans have terms of up to 10 years from the date of grant and may be designated as incentive stock options or nonstatutory stock options under the Plan.

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                             1999                 1998              1997
                   -------------------  -------------------  -------------------
                             Weighted             Weighted             Weighted
                    Options   Average    Options   Average    Options   Average
                      (in    Exercise      (in    Exercise      (in    Exercise
                   thousands)  Price    thousands)  Price    thousands)  Price
                   -------------------  -------------------  -------------------
Outstanding at
  January 1, ....    2,793    $ 6.02      2,653    $ 5.84      1,739    $ 4.48
Granted .........    1,142    $ 6.03        677    $ 6.26      1,072    $ 7.86
Exercised .......     (412)   $ 4.79        (81)   $ 3.64       (100)   $ 4.10
Canceled ........     (365)   $ 6.52       (456)   $ 5.76        (58)   $ 5.88
                     -----    ------      -----    ------      -----    ------
Outstanding at
  December 31, ..    3,158    $ 5.91      2,793    $ 6.02      2,653    $ 5.85
                     =====    ======      =====    ======      =====    ======


     A summary of options outstanding as of December 31, 1999 follows:

                      Options Outstanding              Options Exercisable
-------------- -----------------------------------  ----------------------------
                                         Weighted                Weighted
 Range of      Outstanding  Remaining    Average   Exercisable    Average
 Exercise         as of    Contractual   Exercise     As of      Exercise
  Prices        12/31/99      Life        Price      12/31/99      Price
--------------- ----------------------------------  ----------------------------
$0.02 to $2.50      478       4.3        $ 2.29       425          $ 2.42
$4.03 to $4.25      459       5.6        $ 4.24       406          $ 4.25
$4.66 to $5.25      501       8.7        $ 4.99       119          $ 5.01
$5.27 to $6.50      410       8.8        $ 5.79        97          $ 5.97
$6.56 to $7.37      509       7.7        $ 7.16       271          $ 7.25
$7.50 to $8.25      361       7.2        $ 7.95       219          $ 8.00
$8.31 to $20.50     440       7.4        $ 9.66       251          $ 9.04
                  -----       ---        ------     -----          ------
                  3,158       7.1        $ 5.91     1,788          $ 5.54

     The weighted average fair values of the options granted during 1999, 1998 and 1997 were $3.75, $5.59 and $5.01, respectively.

     Pro forma information regarding net income (loss) is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.4%, 5.5% and 5.8%; a dividend yield of 0.0% (for all years), volatility factors of the expected market price of the Company's common stock of .74, .88 and .43; and a weighted average expected life of the option of 5 years (for all years presented).

     For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options' vesting period. The pro forma effect on net losses for 1999 and 1998 and net income in 1997, is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect less than full vesting for options granted during these periods. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 follows (in thousands, except for per share data):

                                                  1999        1998       1997
                                                ---------   ---------  --------
Net income (loss) as reported                   $(16,822)   $(19,955)   $5,127
Earnings (loss) per share (diluted)             $  (0.88)   $  (1.10)   $ 0.28

Pro forma net income (loss)                     $(18,303)   $(20,758)   $4,364
Pro forma earnings (loss) per share (diluted)   $  (0.96)   $  (1.14)   $ 0.24


     EMPLOYEE STOCK PURCHASE PLAN. The Company has reserved 125,000 shares of Common Stock for issuance under the 1996 Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of Common Stock on the start date of an offering period or on the date on which the shares are purchased. Through December 31, 1999, 93,000 shares had been issued pursuant to the Purchase Plan.

     WARRANTS. The Company has outstanding warrants to purchase 384,000 shares of Common Stock at an exercise price of $10.50 per share. These warrants generally expire in 2007. At December 31, 1999, all outstanding warrants were exercisable.

     The following shares of Common Stock are reserved for future issuance at December 31, 1999 (in thousands):

               Stock option plans                           3,653
               Employee stock purchase plan                    32
               Warrants                                       384
                                                            -----
               Total                                        4,069
                                                            =====

     Of the shares available for future issuance under the Plan, 3.2 million are outstanding grants and 495,000 remain available for future grant.


NOTE 8.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND LICENSES

     NORTHWEST NEUROLOGIC, INC. In May 1998, the Company acquired the assets and liabilities of Northwest NeuroLogic, Inc. ("NNL"), in exchange for the Company's Common Stock and stock options valued at $4.2 million. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market values. Substantially all the purchase price was allocated to the in-process research and development. The value allocated to the technology was then expensed because it had not reached technological feasibility and had no future alternative uses. Since the acquisition, the operations of NNL have been included in the Company's consolidated statements of operations.

     The following are pro forma unaudited results of operations for the year ended December 31, 1998 (in thousands, except per share data) had the purchase of NNL been consummated as of January 1, 1998. This pro forma information is not necessarily indicative of the actual results that would have been achieved nor is it necessarily indicative of future results.

              Revenues .............................   $16,325
              Net loss .............................   (20,013)
              Loss per share basic and diluted .....   $ (1.09)

     OTHER. During 1998, the Company purchased licenses for technologies relating to insomnia and brain cancer in the amount of $710,000. These projects are in the early stages of development, have not reached technological feasibility and have no known alternative uses. Consequently, the costs of these licenses were expensed.

NOTE 9.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     TAISHO. In December 1999, Neurocrine signed an exclusive agreement with Taisho Pharmaceutical Co. LTD ("Taisho") providing Taisho an option to obtain European and Asian commercialization rights for Neurocrine's altered peptide ligand (APL) for diabetes (NBI-6024). Neurocrine would retain all rights in the rest of the world, including North America. The resulting collaboration could be valued at up to $45 million, if a product is commercialized, consisting of: licensing and option fees, payments for certain development and regulatory milestones, and reimbursement of 50% of the worldwide development expenses. In addition, Neurocrine would receive royalties on product sales in Europe and Japan.

     WYETH-AYERST. In March 1999, the Company entered into an agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products Corporation, on the research, development and commercialization of compounds which modulate excitatory amino acid transporters (EAATs) for the treatment of neurodegenerative and psychiatric diseases. EAATs are part of the family of neurotransmitter transporters and play a key role in regulating the actions of neurotransmitters and brain function.

     The agreement, valued at up to $81 million if a product is commercialized, includes: sharing proprietary technologies, funding for research, payments for milestones reached, plus royalties on sales from products resulting from the collaboration. Under the terms of the agreement, Neurocrine expects to receive three to five years of funding for research and development as well as worldwide royalties on commercial sales of products that result from the collaboration. Wyeth-Ayerst will also provide Neurocrine with access to chemical libraries for screening within the collaborative field. As of December 31, 1999, the Company has received $3.0 million in sponsored research payments and $3.0 million for the achievement of four milestones.

     ELI LILLY. In October 1996, the Company entered into an agreement with Eli Lilly and Company under which the Company expects to receive $22.0 million in research payments of which $17.7 million have been received as of December 31, 1999. The Company is also entitled to milestone payments for certain development and regulatory accomplishments. The Company will have the option to receive co-promotion rights and share profits from commercial sales of select products, which result from the collaboration in the U.S. or receive royalties on U.S. product sales. The Company will receive royalties on product sales for the rest of the world.

         The collaborative research portion of the agreement was completed as scheduled in 1999. The Company will continue to receive milestone payments and royalties upon the successful continuation of the development portion of the agreement, if any.

     JANSSEN. In January 1995, the Company entered into a research and development agreement (the "Janssen Agreement") with Janssen, under which Janssen paid the Company $2.0 million in up-front license fees and $9.7 million in sponsored research payments during the three-year term of the collaborative research portion of the agreement. The research portion of the agreement was completed in 1997.

     Under the Janssen Agreement, the Company is entitled to receive up to $10.0 million in milestone payments for the indications of anxiety, depression and substance abuse, and up to $9.0 million in additional milestone payments for other indications. Milestone payments of $3.5 million had been received as of December 31, 1998. There were no additional milestone payments received during 1999. The Company has granted Janssen an exclusive worldwide license to manufacture and market products developed under the Janssen Agreement. The Company is entitled to receive royalties on worldwide product sales and has certain rights to co-promote such products in North America. Janssen is responsible for funding all clinical development and marketing activities, including reimbursement to Neurocrine for its promotional efforts, if any.

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

     In September 1999, the Company signed an amendment to its 1995 agreement with Janssen Pharmaceutica, N.V. ("Janssen"). The amendment provides for a new sponsored research period designed to identify new corticotropin-releasing factor ("CRF") receptor antagonists which will be subject to the terms of the original agreement signed in 1995. The term of the amendment is from April 1999 through February 2001. Under the agreement, the Company will receive $5.0 million in sponsored research funding, up to $3.5 million in milestone achievements, $500,000 for research already conducted under this certain technology and reimbursement of all outside and third party costs associated with the project. As of December 31, 1999, the Company has received $1.9 million in sponsored research and the $500,000 payment for prior research.

     NOVARTIS. In January 1996, the Company entered into an agreement with Novartis under which Novartis paid the Company $5.0 million in up-front license fees and was obligated to provide Neurocrine with $7.0 million in research and development funding during the first two years of the agreement and up to $15.5 million in further research and development funding thereafter. As of December 31, 1999, the Company has received $18.8 million in sponsored research and development payments and $9.1 million of milestone payments.

     On July 7, 1999, Novartis exercised its right to terminate the Development and Commercialization Agreement, effective January 7, 2000. As a result, Neurocrine will reacquire the worldwide rights to its multiple sclerosis compound, MSP771.


NOTE 10.  RELATED PARTY TRANSACTIONS

     NEUROSCIENCE PHARMA, INC. In March 1996, the Company along with a group of Canadian institutional investors (the "Canadian Investors") established Neuroscience Pharma Inc. ("NPI"). The Company's contribution was to license certain technology and Canadian marketing rights to NPI. The Canadian Investors contributed approximately $9.5 million in cash in exchange for the Preferred Stock of NPI, which was convertible into the Company's Common Stock at the option of the Canadian Investors, and warrants exercisable for 383,875 shares of the Company's Common Stock at an exercise price of $10.50 per share. The Canadian Investors are also eligible to receive additional warrants upon the attainment of certain additional funding.

     During 1997 and 1998, the Investors converted their Preferred Shares to the Company's Common Stock. As a result, the Company recorded an investment in NPI equal to the market value of Common Stock issued in exchange for the Preferred Shares and has recognized its proportionate share of the NPI net losses in accordance with the equity method of accounting. Equity in NPI losses totaled $764,000, $3.4 million and $1.1 million in 1999, 1998 and 1997, respectively.

     The Preferred Shares were redeemable for cash at the Company's option. The redemption feature of the Preferred Shares limits their value to the balance of cash and cash equivalents maintained by NPI. Consequently, the Company reduced the value of its NPI investment by $647,000 during 1999 and $3.8 million during 1998. The balance of the Company's investment in NPI was $0 and $1.4 million at December 31, 1999 and 1998, respectively.

     During 1996, the Company entered into a sponsored research agreement with NPI. The terms of the agreement called for NPI to fund additional research efforts on technologies licensed to NPI by the Company. Associated with the costs of research on those certain programs, the Company recognized revenues of $491,000 and $3.6 million during 1999 and 1998 respectively.

     During December 1999, the Company sold the its investment in NPI in exchange for cash, receivables and potential royalties on worldwide sales resulting from certain of NPI's future products. This transaction, as well as those discussed above, is included in "Equity in NPI losses and other adjustments, net" reported on the Consolidated Statement of Operations.


NOTE 11.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock (in thousands except for earning per share data):

                                                Year Ended December 31,
                                            --------------------------------
                                               1999        1998       1997
                                            ---------    ---------  --------
Numerator:
 Net income (loss) ......................  $ (16,822)   $ (19,955)   $ 5,127
 Effect of dilutive securities ..........         --           --         --
                                            ---------    ---------   -------
 Numerator for earnings (loss) per share   $ (16,822)   $ (19,955)   $ 5,127
                                            =========    =========   =======
Denominator:
 Denominator for basic earnings
  (loss) per share ......................     19,072       18,141     16,930

 Effect of dilutive securities:
   Employee stock options ...............         **           **        909
   Convertible preferred stock ..........         **           **        204
   Warrants .............................         **           **        141
                                              ------      -------    -------
   Dilutive potential of common shares ..         **           **      1,254
                                              ------      -------    -------
   Denominator for diluted earnings
    (loss) per share . ..................     19,072       18,141     18,184
                                              ======       ======     ======


  Basic earnings (loss) per share .......    $ (0.88)     $ (1.10)   $  0.30
                                              =======      =======    =======
  Diluted earnings (loss) per share .....    $ (0.88)     $ (1.10)   $  0.28
                                              =======      =======    =======
----------
** Antidilutive


NOTE 12.  INCOME TAXES

     At December 31, 1999, the Company had federal and California income tax net operating loss carryforwards of approximately $20.3 million and $5.4 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $3.5 million and $1.3 million, respectively, which will begin to expire in 2007 and 2012, respectively, unless previously utilized. The Company has federal Alternative Minimum Tax credit carryforwards of approximately $257,000, which will carryforward indefinitely.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company's net operating loss and credit carryforwards may be limited because of cumulative changes in ownership of more than 50% which occurred during 1992 and 1993. However, the Company does not believe such changes will have a material impact upon the utilization of these carryforwards.

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance of $13,504,000 and $6,470,000 at December 31, 1999 and 1998, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

                                                  1999         1998
                                                --------     --------
    Deferred tax assets:
      Net operating loss carryforwards .......  $ 7,400      $ 3,744
      Tax credit carryforwards ...............    4,649        2,069
      Capitalized research and development ...      935          453
      Other, net                                    520          204
                                                --------     --------
    Total deferred tax assets ................   13,504        6,470
    Valuation allowance ......................  (13,504)      (6,470)
                                                --------     --------
    Net deferred tax assets ..................  $     -      $     -
                                                ========     ========

    The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 1999, 1998 and 1997, due to the following:
                                                1999         1998       1997
                                              --------    --------    --------
Federal income taxes at 34% ................. $(5,719)   $(6,785)     $1,816
State income tax, net of federal benefit ....       -          1          87
Tax effect on non-deductible expenses .......     932      4,213          21
Increase in valuation allowance and other ...   4,787      2,572      (1,837)
Alternative minimum taxes ...................       -          -         127
                                              --------    -------     --------
                                               $    -      $   1      $  214
                                              ========    =======     ========