Form 10-Q
period 2000-03-31
NEUROCRINE BIOSCIENCES INC
filed 2000-05-15
CIK 914475

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

                  For the quarterly period ended MARCH 31, 2000

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

                              Yes X       No


     The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 21,898,404 as of April 30, 2000.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC
                                 FORM 10-Q INDEX


                                                                            PAGE
PART I  FINANCIAL INFORMATION

       ITEM 1:  Financial Statements ......................................   3

                Condensed Balance Sheets as of March 31, 2000
                     and December 31, 1999 ................................   3

                Condensed Statements of Operations for the three months
                     ended March 31, 2000 and 1999 ........................   4

                Condensed Statements of Cash Flows for three months
                     ended March 31, 2000 and 1999 ........................   5

                Notes to the Condensed Financial Statements ...............   6

       ITEM 2:  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations ............................   7

       ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk   10

PART II  OTHER INFORMATION

       ITEM 6:  Exhibits and Reports on Form 8-K ..........................  10

                SIGNATURES ................................................  11

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                      March 31,   December 31,
                                                        2000         1999
                                                      ---------    ---------
                                                     (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ....................... $  11,988    $  21,265
    Short-term investments, available-for-sale ......    77,763       69,833
    Receivables under collaborative agreements ......       722        1,458
    Other current assets ............................     1,547        2,257
                                                      ---------    ---------
      Total current assets ..........................    92,020       94,813

    Property and equipment, net .....................    11,195       11,181
    Other assets ....................................     3,184        3,228
                                                      ---------    ---------
      Total assets .................................. $ 106,399    $ 109,222
                                                      =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

    Accounts payable ................................     1,741    $   2,447
    Accrued liabilities .............................     5,466        5,069
    Deferred revenues ...............................     1,733          155
    Current portion of long-term debt ...............       149          149
    Current portion of capital lease obligations ....       841          825
                                                      ---------    ---------
      Total current liabilities .....................     9,930        8,645

    Long-term debt ..................................       274          312
    Capital lease obligations .......................     1,610        1,827
    Deferred rent ...................................     1,179        1,005
    Other liabilities ...............................     1,368        1,079
                                                      ---------    ---------
      Total liabilities .............................    14,361       12,868

Stockholders' equity:
    Preferred Stock, $0.001 par value; 5,000,000
      shares authorized; no shares issued
      and outstanding ....... .......................      --           --
    Common Stock, $0.001 par value; 100,000,000
      shares authorized; issued and outstanding
      shares were 21,853,177 in 2000
      and 21,608,011 in 1999 .......... .............        22           22
    Additional paid in capital ......................   140,263      138,798
    Deferred compensation and shareholder notes .....      (206)        (530)
    Accumulated other comprehensive loss ............      (322)        (264)
    Accumulated deficit .............................   (47,719)     (41,672)
                                                      ---------    ---------
      Total stockholders' equity ....................    92,038       96,354
                                                      ---------    ---------
      Total liabilities and stockholders' equity .... $ 106,399    $ 109,222
                                                       =========    =========



          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except loss per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
Revenues:
    Sponsored research and development ...............  $  1,522    $  2,789
    Sponsored research and development
      from related party                                    --           494
    Option Fees ......................................     1,000        --
    Milestones .......................................      --          --
    Grant income and other revenues ..................       256         268
                                                          --------    --------
       Total revenues ................................     2,778       3,551

Operating expenses:
    Research and development .........................     7,771       6,371
    General and administrative .......................     2,233       1,706
                                                         --------    --------

       Total operating expenses ......................    10,004       8,077

Loss from operations .................................    (7,226)     (4,526)

Other income and (expenses):
    Interest income ..................................     1,572         892
    Interest expense .................................       (58)        (46)
    Other income and expenses, net ...................      (335)       (409)
                                                         --------    --------
Loss before taxes ....................................    (6,047)     (4,089)
Income taxes .........................................      --          --
                                                         --------    --------
Net loss .............................................  $ (6,047)   $ (4,089)
                                                         ========    ========
Loss per common share:
    Basic & Diluted ..................................  $  (0.28)   $  (0.22)

Shares used in the calculation of
  loss per common share:
    Basic & Diluted ..................................    21,771      18,955



          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ...............................................  $ (6,047)   $ (4,089)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Equity in NPI losses and other adjustments .......      --           749
      Depreciation and amortization ....................       519         632
      Deferred revenues ................................     1,578         525
      Deferred rent ....................................       174         197
      Compensation expenses for stock options ..........       326          31
      Change in operating assets and liabilities:
           Accounts receivable and other current assets      1,446         480
           Other non-current assets ....................        59        (147)
           Accounts payable and accrued liabilities ....       (20)     (2,412)
                                                           --------    --------
Net cash flows used in operating activities ............    (1,965)     (4,034)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ....................   (24,988)     (5,851)
Sales/maturities of short-term investments .............    17,000       5,000
Purchases of property and equipment ....................      (548)       (560)
                                                           --------    --------
Net cash flows used in investing activities ............    (8,536)     (1,411)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ...............................     1,463         125
Principal payments on long-term obligations ............      (239)       (228)
                                                           --------    --------
Net cash flows provided by (used in)financing activities     1,224        (103)
                                                           --------    --------
Net decrease in cash and cash equivalents ..............    (9,277)     (5,548)
Cash and cash equivalents at beginning of the period ...    21,265      11,708
                                                           --------    --------
Cash and cash equivalents at end of the period .........  $ 11,988    $  6,160
                                                           ========    ========


          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ORGANIZATION

     Neurocrine Biosciences, Inc. ("Neurocrine" or the "Company") was incorporated in California on January 17, 1992 and was reincorporated in Delaware in March 1996. In May 1998, the Company acquired Northwest NeuroLogic, Inc. ("NNL"), an Oregon-based research corporation. In December 1999, the NNL corporate structure was merged with and into the Company. Between March 1996 and December 1999, the Company owned a minority interest in Neuroscience Pharma, Inc. ("NPI"), a Canadian based research and development company. Neurocrine is a neuroscience-based company focused on the discovery and development of novel therapeutics for neuropsychiatric, neuroinflammatory and neurodegenerative diseases and disorders. The Company's neuroscience, endocrine and immunology disciplines provide a unique biological understanding of the molecular interaction between central nervous, immune and endocrine systems for the development of therapeutic interventions for anxiety, depression, insomnia, stroke, malignant brain tumors, multiple sclerosis, obesity and diabetes.


2.  BASIS OF PRESENTATION

    The condensed financial statements included herein are unaudited. Current year financial statements include the accounts of the Company. Prior year financial statements include the Company and its wholly owned subsidiary, NNL. All significant intercompany transactions were eliminated in consolidation. The Company's minority ownership interest in NPI was accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 2000.

    The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of the Securities and Exchange Commission ("SEC") on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

    The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


3.        USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


4.  NET INCOME PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Shares issuable upon exercise of outstanding stock options and warrants have not been included in the computation of diluted net loss per share since the effects of their inclusion would be anti-dilutive. The weighted average of the outstanding options and warrants at March 31, 2000 and 1999 were 2.5 million shares and 63,000 shares, respectively.

5.  COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company includes net loss and unrealized gains and losses on investments. In accordance with SFAS 130, the accumulated balance of other comprehensive income (loss) is disclosed as a separate component of stockholders' equity.


6.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The Company will implement the pronouncement upon the effective date as determined by the SEC. Management believes implementation will not have a material adverse affect on its results of operations.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of the Company's collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time the Company's existing capital resources will meet its funding requirements, and financial results and operations. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and those outlined in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.



OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company has funded its operations primarily through public offering and payments under research and development agreements. The Company is developing a number of products with corporate collaborators and will rely on those collaborators and new collaborators to meet funding requirements. Revenues are expected to come from the Company's strategic alliances. The Company expects to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of March 31, 2000, Neurocrine has incurred a cumulative deficit of $47.7 million and expects to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     Revenues were $2.8 million for the first quarter 2000 compared with $3.6 million for the respective period last year. The decline in revenue for this year compared to last year is primarily a result of the reacquisition of the NBI-5788 compound for Multiple Sclerosis from Novartis and the completion of the sponsored research portion of the Eli Lilly ("Lilly") and NPI collaborations. This decline in revenues was partially off-set in the first quarter of 2000 by $1.0 million in option fees received from Taisho Pharmaceutical Co, LTD ("Taisho") and $675,000 of sponsored research funding received from Janssen Pharmaceutica, N.V. ("Janssen"). Revenues received under the Novartis, Lilly and NPI collaborations during the first quarter of 1999 were $1.0 million, $1.0 million and $494,000, respectively.

     Research and development expenses increased to $7.8 million for the first quarter 2000 compared with $6.4 million for the respective period in 1999. Increased expenses primarily reflect higher costs associated with increasing development expenditures and the addition of scientific personnel. The Company anticipates research and development expenses to increase significantly this year as it advances its compounds through clinical development and expands its research efforts.

     General and administration expenses increased to $2.2 million for the first quarter 2000 compared with $1.7 million during the same period last year. Increased expenses resulted from additional business development and professional services, including patent and legal services, to support the Company's expanded clinical development efforts. The Company expects general and administrative costs to increase moderately this year to provide continued support on patent matters and collaborative relationships.

    Interest income increased to $1.6 million during the first quarter of 2000 compared to $892,000 for the same period last year. The increase was primarily due to higher investment balances generated by the Company's private placement of its common stock. The private placement was completed in December 1999 and generated net proceeds of $39.3 million. The Company anticipates interest earnings for the remainder of the year to decline slightly from quarter to quarter as cash reserves will be needed to fund progressive clinical trials.

    Net loss for the first quarter of 2000 was $6.0 million or $0.28 per share compared to $4.1 million or $0.22 per share for the same period in 1999. The increase in net loss resulted from a decline in revenues of $773,000 and an increase in operating expenses of $1.9 million, partially off-set by increase interest income of $680,000. Net losses are expected to increase this year due to higher operating costs associated with the advancement of the Company's compounds through progressive clinical development.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000, the Company's cash, cash equivalents, and short-term investments totaled $89.8 million compared with $91.1 million at December 31, 1999. The decline in cash balances during 2000 reflects the increased operating expenses associated with clinical development programs and the addition of scientific personnel.

     Net cash used in operating activities during the first three months of 2000 was $2.0 million compared with $4.0 million for the same period last year. The decline in net cash used during 2000 compared with 1999 resulted primarily from higher accounts payable turnover during the first quarter of 1999. The Company expects cash usage to continue during the year as clinical trial efforts are expanded.

     Net cash used by investing activities during the first quarter of 2000 was $8.5 million compared with $1.4 million during 1999. The increase in cash used resulted from the timing differences in the investment purchases and sales/maturities and the fluctuations in the Company's portfolio mix between cash equivalents and short-term investment holdings. The Company expects similar fluctuations to continue throughout the year.

     Net cash provided by financing activities during 2000 was $1.2 million compared to net cash used during 1999 of $103,000. Proceeds from the issuance of Common Stock provided cash during 2000, while payments on long-term debt resulted in cash used during 1999.

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


INTEREST RATE RISK

     The Company is exposed to interest rate risk on its short-term investments and on its long-term debt. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality government and other debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities with maturities of less than forty-four months. If a 10% change in interest rates were to have occurred on March 31, 2000, such a change would not have had a material effect on the fair value of the Company's investment portfolio as of that date. Due to the short holding period of the Company's investments, the Company has concluded that it does not have a material financial market risk exposure.

     Interest risk exposure on long-term debt relates to the Company's note payable, which bears a floating interest rate of prime plus one quarter percent (9.25% at March 31, 2000 and 8.75% at December 31, 1999). At March 31, 2000 and
December 31, 1999, the note balance was $423,000 and $461,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of its long-term debt, the Company has concluded that it does not have a material financial market risk exposure.

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

     For a further discussion of the risks associated with an investment in the Company, please see the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.



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




                           PART II: OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits. The following exhibits are filed as part of this report:

               27 Financial Data Schedule


     (B)  Reports on Form 8-K.

               Form  8-K  was   filed  on  April  6,  2000   reporting   Janssen
               Pharmaceutica's replacement of R121919 with a back-up compound.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Dated:   05/15/00                 /s/ Paul W. Hawran
          --------                 ------------------
                                   Paul W. Hawran
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)