Form 10-Q
period 2000-06-30
NEUROCRINE BIOSCIENCES INC
filed 2000-08-11
CIK 914475

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

                  For the quarterly period ended JUNE 30, 2000

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

                           Yes [X]       No [ ]

    The number of outstanding shares of the registrant's common stock, par value of $0.001, was 22,023,336 as of July 31, 2000.

================================================================================

                          NEUROCRINE BIOSCIENCES, INC.
                                 FORM 10-Q INDEX


                                                                           PAGE
PART I.     FINANCIAL INFORMATION

  ITEM 1:  Financial Statements ..........................................    3

           Condensed Balance Sheets as of June 30, 2000
                and December 31, 1999 ....................................    3

           Condensed Statements of Operations for the three and six months
                ended June 30, 2000 and 1999 .............................    4

           Condensed Statements of Cash Flows for six months
                ended June 30, 2000 and 1999 .............................    5

           Notes to the Condensed Financial Statements ...................    6

  ITEM 2:  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................    7

  ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk ....   11

PART II.    OTHER INFORMATION

  ITEM 4:  Submission of Matters to a Vote of Security Holders ...........   11

  ITEM 5:  Other Information .............................................   12

  ITEM 6:  Exhibits and Reports on Form 8-K ..............................   12

           SIGNATURES ....................................................   13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          NEUROCRINE BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ---------    ---------
                                                       (unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ......................... $   2,472    $  21,265
    Short-term investments, available-for-sale ........    77,346       69,833
    Receivables under collaborative agreements ........       869        1,458
    Other current assets ..............................     2,415        2,257
                                                        ---------    ---------
      Total current assets ............................    83,102       94,813

    Property and equipment, net .......................    11,371       11,181
    Other assets ......................................     3,435        3,228
                                                        ---------    ---------
      Total assets .................................... $  97,908    $ 109,222
                                                        =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .................................. $     700    $   2,447
    Accrued liabilities ...............................     5,315        5,069
    Deferred revenues .................................        53          155
    Current portion of long-term debt .................       149          149
    Current portion of capital lease obligations ......       857          825
                                                        ---------    ---------
      Total current liabilities .......................     7,074        8,645

    Long-term debt ....................................       237          312
    Capital lease obligations .........................     1,390        1,827
    Deferred rent .....................................     1,338        1,005
    Other liabilities .................................     1,016        1,079
                                                        ---------    ---------
      Total liabilities ...............................    11,055       12,868

Stockholders' equity:
    Preferred stock, $0.001 par value; 5,000,000 shares
      authorized; no shares issued and outstanding ....      --           --
    Common stock, $0.001 par value; 100,000,000 shares
      authorized; issued and outstanding shares were
      21,927,727 in 2000 and 21,608,011 in 1999 .......        22           22
    Additional paid in capital ........................   140,753      138,798
    Deferred compensation and shareholder notes .......      (188)        (530)
    Accumulated other comprehensive loss ..............      (823)        (264)
    Accumulated deficit ...............................   (52,911)     (41,672)
                                                        ---------    ---------
      Total stockholders' equity ......................    86,853       96,354

                                                        ---------    ---------
      Total liabilities and stockholders' equity ...... $  97,908    $ 109,222
                                                        =========    =========


         See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except loss per share data)


                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                         ------------------  ------------------
                                           2000      1999      2000     1999
                                         --------  --------  --------  --------
Revenues:
    Sponsored research and development   $  1,534  $  2,762  $  3,056  $  5,551
    Sponsored research and development
       from related party                    --        --        --         494
    Option Fees ........................    1,000      --       2,000      --
    Milestones .........................     --         750      --         750
    Grant income and other revenues ....      408       298       664       566
                                         --------  --------  --------  --------
       Total revenues ..................    2,942     3,810     5,720     7,361

Operating expenses:
    Research and development ...........    8,134     7,182    15,905    13,562
    General and administrative .........    2,188     2,008     4,421     3,705
                                          --------  --------  --------  --------
       Total operating expenses ........   10,322     9,190    20,326    17,267


Loss from operations ...................   (7,380)   (5,380)  (14,606)   (9,906)

Other income and (expenses):
    Interest income ....................    1,463       694     3,035     1,586
    Interest expense ...................      (54)      (64)     (112)     (110)
    Other income and expenses, net .....      779       113       644      (296)
                                         --------  --------  --------  --------
Loss before income taxes ...............   (5,192)   (4,637)  (11,039)   (8,726)

Income taxes ...........................     --        --         200      --
                                         --------  --------  --------  --------
Net loss ............................... $ (5,192) $ (4,637) $(11,239) $ (8,726)
                                         ========  ========  ========  ========

Loss per common share:
    Basic and diluted                    $  (0.24) $ (0.24)  $  (0.51) $  (0.46)

Shares used in the calculation of
  loss per common share:
    Basic and diluted                      21,897   18,961     21,834    18,958



            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ................................................  $(11,239)   $ (8,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Equity in NPI losses and other adjustments ........      --           890
      Depreciation and amortization .....................     1,055         959
      Deferred revenues .................................      (102)         43
      Deferred rent .....................................       333         351
      Non-cash stock compensation expenses ..............     1,579         153
      Change in operating assets and liabilities:
           Accounts receivable and other current assets .       431        (458)
           Other non-current assets .....................      (158)         33
           Accounts payable and accrued liabilities .....    (2,668)     (1,850)
                                                           --------    --------
Net cash flows used in operating activities .............   (10,769)     (8,605)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments .....................   (25,072)     (5,890)
Sales/maturities of short-term investments ..............    17,000      15,504
Purchases of property and equipment .....................    (1,294)     (1,050)
                                                           --------    --------
Net cash flows (used in) provided by investing activities    (9,366)      8,564

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ..................     1,822         261
Proceeds from capital lease financing ...................      --           437
Principal payments on long-term obligations .............      (480)       (465)
                                                           --------    --------
Net cash flows provided by financing activities .........     1,342         233

                                                           --------    --------
Net (decrease) increase in cash and cash equivalents ....   (18,793)        192
Cash and cash equivalents at beginning of the period ....    21,265      11,708
                                                           --------    --------
Cash and cash equivalents at end of the period ..........  $  2,472    $ 11,900
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


2.       BASIS OF PRESENTATION

    The condensed financial statements included herein are unaudited. Current year financial statements include the accounts of the Company. Prior year financial statements include the Company and its wholly owned subsidiary, NNL. All significant intercompany transactions were eliminated in consolidation. The Company's minority ownership interest in NPI was accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and six months ended June 30, 2000.

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


4.       LOSS PER COMMON SHARE

         Basic net loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by adding the total incremental number of common share equivalents and the weighted average number of common shares outstanding during the period. For the periods presented, incremental shares of the common share equivalents were excluded from the calculation of diluted net loss per share as their effects were antidilutive.

5.       COMPREHENSIVE INCOME

     Comprehensive loss for the Company consists of net loss and unrealized gains and losses on investments. The accumulated balances of these components are disclosed as a separate component of stockholders' equity.


6.       NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. The Company is required to adopt the pronouncement during the fourth quarter of 2000. Management does not expect SAB 101 to have a material effect on its financial statements.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation". This interpretation clarifies the application of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with respect to certain issues in accounting for employee stock compensation and is generally effective as of July 1, 2000. Management does not expect FIN 44 to have a material effect on its financial statements.



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


OVERVIEW

     Since the founding of the Company in January 1992, Neurocrine has been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and immune systems. To date, Neurocrine has not generated any revenues from the sale of products, and does not expect to generate any product revenues in the foreseeable future. The Company has funded its operations primarily through public offering and payments under research and development agreements. The Company is developing a number of products with corporate collaborators and will rely on those collaborators and new collaborators to meet funding requirements. Revenues are expected to come from the Company's strategic alliances. The Company expects to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of June 30, 2000, Neurocrine has incurred a cumulative deficit of $52.9 million and expects to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues for the second quarter of 2000 were $2.9 million compared with $3.8 million for the same period last year. The decline in revenues resulted primarily from the completion of the sponsored research portion of the Eli Lilly and Company ("Lilly") Collaboration in October 1999 and the reacquisition of the Multiple Sclerosis compound in January 2000. This compound was previously licensed to Novartis in connection with a 1996 collaboration agreement. Absence of revenues from these collaborations during 2000 was partially off-set by option fees received from Taisho Pharmaceutical Co., LTD ("Taisho"). Taisho paid the Company $2.0 million for an exclusive six-month option to negotiate a collaborative agreement on the Company's altered peptide ligand for diabetes. This fee was deferred and recognized as revenue over the six-month option period.

     Research and development expenses increased to $8.1 million for the second quarter 2000 compared with $7.2 million for the respective period in 1999. The increase in expenses primarily reflects higher costs associated with expanding development activities, adding scientific personnel and non-cash charges associated with stock compensation for employees and consultants.

     General and administration expenses increased to $2.2 million for the second quarter 2000 compared with $2.0 million for the same period last year. The increase in expenses is primarily related to non-cash charges associated with stock compensation for employees and consultants.

    Interest income increased to $1.5 million during the second quarter of 2000 compared to $694,000 for the same period last year. The increase was primarily due to higher investment balances generated by the Company's private placement of its common stock in December 1999. This transaction generated net proceeds of $39.3 million.

    Net loss for the second quarter of 2000 was $5.2 million or $0.24 per share compared to $4.6 million or $0.24 per share for the same period in 1999. The increase in net loss resulted from a decline in revenues of $868,000 and an increase in operating expenses of $1.1 million, partially off-set by an increase in net interest income of $769,000. Net losses are expected to increase this year due to higher operating costs associated with the advancement of the Company's compounds through progressive clinical development.


                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues for the six-months ended June 30, 2000 were $5.7 million compared with $7.4 million in 1999. The decline in revenues resulted primarily from the completion of the sponsored research portion of the LillyCollaboration in October 1999 and the reacquisition of the Multiple Sclerosis compound in January 2000. This compound was previously licensed to Novartis in connection with a 1996 collaboration agreement. Absence of revenues from these collaborations during 2000 was partially off-set by option fees received from Taisho. Taisho paid the Company $2.0 million for an exclusive six-month option to negotiate a collaborative agreement on the Company's altered peptide ligand for diabetes. This fee was deferred and recognized as revenue over the six-month option period. Revenues for the remainder of 2000 are expected to increase slightly over the first half of the year in connection with the Taisho collaboration signed on July 21, 2000.

     For the six-months ended June 30, 2000 and 1999, research and development expenses were $15.9 million and $13.6 million, respectively. The increase in expenses reflects higher costs associated with expanding development activities, adding scientific personnel and non-cash charges associated with stock compensation for employees and consultants. These expenses are expected to rise significantly over the balance of 2000 as clinical studies are expanded on current compounds and new compounds advance to the clinical development stages.

     For the six-months ended June 30, 2000 and 1999, general and administrative expenditures totaled $4.4 million and $3.7 million, respectively. Business development consulting and non-cash charges associated with stock compensation for employees and consultants were primarily responsible for the increase in expenses. These expenses are expected to continue to rise over the last half of 2000.

    Interest income increased to $3.0 million during the six-months ended June 30, 2000 compared to $1.6 million for the same period last year. The increase was primarily due to higher investment balances generated by the Company's private placement of its common stock. The private placement was completed in December 1999 and generated net proceeds of $39.3 million. The Company anticipates interest earnings for the remainder of the 2000 to decline from quarter-to-quarter as cash reserves will be needed to fund progressive clinical trials.

    Net loss for the first six months of 2000 was $11.2 million or $0.51 per share compared to $8.7 million or $0.46 per share for the same period in 1999. The increase in net loss resulted from a decline in revenues of $1.6 million and an increase in operating expenses of $3.0 million, partially off-set by an increase in interest income of $1.4 million. Net losses are expected to increase this year due to higher operating costs associated with the advancement of the Company's compounds through progressive clinical development.

    To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's cash, cash equivalents, and short-term investments totaled $79.8 million compared with $91.1 million at December 31, 1999. The decline in cash balances during 2000 reflects the funding of progressive clinical development programs and the addition of scientific personnel.

     Net cash used in operating activities during the first six months of 2000 was $10.8 million compared with $8.6 million for the same period last year. The increase in net cash used resulted primarily from the funding of operating activities. The Company expects cash usage to continue during the year as clinical trial efforts are expanded.

     Net cash used in investing activities during the first six months of 2000 was $9.4 million compared with net cash provided of $8.6 million during the same period in 1999. The increase in cash used resulted primarily from the timing differences in the investment purchases and sales/maturities and the fluctuations in the Company's portfolio mix between cash equivalents and short-term investment holdings. The Company expects similar fluctuations to continue throughout the year.

     Net cash provided by financing activities during 2000 was $1.3 million compared to $233,000 during 1999. Proceeds from the issuance of common stock provided cash during 2000, while proceeds from capital leases and issuance of common stock provided cash during 1999. Management anticipates an increase in proceeds from capital leasing during the last half of 2000.

     The Company believes that its existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy its current and projected funding requirements at least for the next twelve months. However, no assurance can be given that such capital resources and payments will be sufficient to conduct its research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of the Company's research and development programs.

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


INTEREST RATE RISK

     The Company is exposed to interest rate risk on its short-term investments and on its long-term debt. The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company invests in highly liquid and high quality government and other debt securities. To minimize the exposure due to adverse shifts in interest rates, the Company invests in short-term securities with maturities of less than forty-four months. If a 10% change in interest rates were to have occurred on June 30, 2000, such a change would not have had a material effect on the fair value of the Company's investment portfolio as of that date. Due to the short holding period of the Company's investments, the Company has concluded that it does not have a material financial market risk exposure.

      Interest risk exposure on long-term debt relates to the Company's note payable, which bears a floating interest rate of prime plus one quarter percent (9.75% at June 30, 2000 and 8.75% at December 31, 1999). At June 30, 2000 and
December 31, 1999, the note balance was $386,000 and $461,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of its long-term debt, the Company has concluded that it does not have a material financial market risk exposure.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of the Company's exposure to, and management of, market risk appears in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Interest Rate Risk".


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (A) The Company's Annual Meeting of Stockholders was held on May 24, 2000 (the "Annual Meeting").

   (B) The following Class I Directors were elected at the Annual Meeting:

       Name                   Position                Term Expires
       ----                   --------                ------------
       Joseph A. Mollica      Class I Director            2003
       Wylie W. Vale          Class I Director            2003

     The following Class II and III Directors continue to serve their respective terms which expire on the Company's Annual Meeting of Stockholders in the year as noted:

       Name                  Position                 Term Expires
       ----                  --------                 ------------
       Stephen A. Sherwin    Class II Director            2001
       Richard F. Pops       Class II Director            2001
       Gary A. Lyons         Class III Director           2002

     (C) At the Annual Meeting, stockholders voted on five matters: (i) the election of two Class I Directors for a term of three years expiring in 2003,
(ii) the amendment of the 1992 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 5,300,000 to 6,050,000 shares, (iii) the amendment of the 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance from 125,000 to 425,000 shares, (iv) the amendment of the 1996 Director Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 200,000 to 300,000 shares, and (v) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors. The voting results were as follows:


(i) The election of Joseph A. Mollica and Wylie W. Vale as Class I Directors for a term of three years:
           For 16,511,938   Withhold 581,295

(ii) Approval to amend the Company's 1992 Incentive Stock Plan, increasing the number of shares of common stock reserved for issuance from 5,300,000 to 6,050,000 Shares:
           For 10,156,319   Against 2,185,010    Abstain 5,300

(iii)Approval to amend the Company's 1996 Employee Stock Purchase Plan, increasing the number of shares of common stock reserved for issuance from 125,000 to 425,000 Shares:
          For 11,842,244    Against 494,605     Abstain 9,780

(iv) Approval to amend the Company's 1996 Director Option Plan, increasing the number of shares of common stock reserved for issuance from 200,000 to 300,000 Shares:
          For 11,187,898    Against 1,148,573     Abstain 10,158

(v) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2000:
          For 17,060,524    Against 22,445      Abstain 10,264

ITEM 5.  OTHER INFORMATION

     On July 21, 2000, Neurocrine Biosciences, Inc. signed an exclusive agreement with Taisho Pharmaceutical Co., LTD (Taisho). The agreement provides Taisho the exclusive rights to NBI-6024, Neurocrine's altered peptide ligand
(APL) for diabetes in Europe and Asia. Neurocrine will retain all rights in the rest of the world, including North America. The collaboration, valued at up to $45 million, includes licensing and option fees, payments for certain development and regulatory milestones, and significant reimbursement of the worldwide development expenses. In addition, Neurocrine will receive royalties on product sales in Europe and Japan.

     Neurocrine also completed a Phase I clinical study with APL compound NBI-6024 in patients with Type I Diabetes or insulin-dependent diabetes mellitus
(IDDM). The Phase I study included twenty patients in a single dose, dose escalation study. Preliminary safety data from this study indicated that NBI-6024 was safe and well tolerated. Two additional clinical studies are planned to start in Q3, 2000. These studies will assess the safety and biological activity of multiple doses of NBI-6024 in both adult and pediatric patients with Type 1 Diabetes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits. The following exhibits are filed as part of this report:

    *10.1 License  Agreement  between the Registrant  and Taisho  Pharmaceutical
          Co., Ltd. dated July 21, 2000

     10.2 Amended employment agreement between the Registrant and Gary A. Lyons, dated May 24, 2000

     10.3 Amended employment agreement between the Registrant and Paul W. Hawran, dated May 24, 2000

     10.4 Amended employment agreement between the Registrant and D. Bruce Campbell, dated May 24, 2000

     10.5 Amended employment agreement between the Registrant and Margaret E. Valeur-Jensen, dated May 24, 2000

     27   Financial Data Schedule
     ------------------
          *Confidential treatment has been requested with regard to certain portions of this exhibit.


(B) Reports on Form 8-K. Form 8-K was filed on April 6, 2000 reporting Janssen Pharmaceutica's replacement of R121919 with a back-up compound.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Dated:   08/11/00              /s/ Paul W. Hawran
            --------              ------------------
                                  Paul W. Hawran
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

    *10.1 License  Agreement  between the Registrant  and Taisho  Pharmaceutical
          Co., Ltd. dated July 21, 2000

     10.2 Amended employment agreement between the Registrant and Gary A. Lyons, dated May 24, 2000

     10.3 Amended employment agreement between the Registrant and Paul W. Hawran, dated May 24, 2000

     10.4 Amended employment agreement between the Registrant and D. Bruce Campbell, dated May 24, 2000

     10.5 Amended employment agreement between the Registrant and Margaret E. Valeur-Jensen, dated May 24, 2000

     27   Financial Data Schedule
     ------------------
          *Confidential treatment has been requested with regard to certain portions of this exhibit.