Form 10-Q
period 2000-09-30
NEUROCRINE BIOSCIENCES INC
filed 2000-11-08
CIK 914475

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

                For the quarterly period ended SEPTEMBER 30, 2000

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

                         Yes X         No


     The number of outstanding shares of the registrant's common stock, par value of $0.001, was 22,066,248 as of October 31, 2000.

================================================================================

                          NEUROCRINE BIOSCIENCES, INC.
                                 FORM 10-Q INDEX


                                                                           PAGE
PART I.         FINANCIAL INFORMATION

  ITEM 1:  Financial Statements............................................   3

           Condensed Balance Sheets as of September 30, 2000
                and December 31, 1999......................................   3

           Condensed Statements of Operations for the three and
                nine months ended September 30, 2000 and 1999..............   4

           Condensed Statements of Cash Flows for nine months
                ended September 30, 2000 and 1999..........................   5

           Notes to the Condensed Financial Statements.....................   6

  ITEM 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............   7

  ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk......  11

PART II.        OTHER INFORMATION

   ITEM 6:  Exhibits and Reports on Form 8-K................................ 11

                SIGNATURES.................................................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                           Sep 30,     Dec 31,
                                                            2000        1999
                                                         ---------   ---------
                                                        (unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents ........................   $  11,163     $  21,265
  Short-term investments, available-for-sale .......      68,285        69,833
  Receivables under collaborative agreements .......       1,265         1,458
  Other current assets .............................       1,905         2,257
                                                       ---------     ---------
    Total current assets ...........................      82,618        94,813

  Property and equipment, net ......................      11,166        11,181
  Other assets .....................................       2,476         3,228
                                                       ---------     ---------
    Total assets ...................................   $  96,260     $ 109,222
                                                       =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $     783     $   2,447
  Accrued liabilities ..............................       8,399         5,069
  Deferred revenues ................................          48           155
  Current portion of long-term debt ................         149           149
  Current portion of capital lease obligations .....         998           825
                                                       ---------     ---------
    Total current liabilities ......................      10,377         8,645

  Long-term debt ...................................         199           312
  Capital lease obligations ........................       1,711         1,827
  Deferred rent ....................................       1,500         1,005
  Other liabilities ................................       1,038         1,079
                                                        ---------     ---------
    Total liabilities ..............................      14,825        12,868


Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding ...        --            --
  Common stock, $0.001 par value; 50,000,000 shares
    authorized; issued and outstanding shares were
    22,062,437 in 2000 and 21,608,011 in 1999 ......          22            22
  Additional paid in capital .......................     142,798       138,798
  Deferred compensation and shareholder notes ......        (162)         (530)
  Accumulated other comprehensive loss .............        (177)         (264)
  Accumulated deficit ..............................     (61,046)      (41,672)
                                                       ---------     ---------
    Total stockholders' equity .....................      81,435        96,354

                                                       ---------     ---------
    Total liabilities and stockholders' equity .....   $  96,260     $ 109,222
                                                       =========     =========


          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except loss per share data)


                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                        ------------------    ------------------
                                           2000     1999        2000      1999
                                        --------  --------    --------  --------
Revenues:
 Sponsored research and development .. $  1,887  $  4,209    $  4,943  $  9,760
 Sponsored research and development
   from related party                      --        --          --         501
 License and option fees .............    3,050      --         5,050      --
 Milestones ..........................     --         750        --       1,500
 Grant income and other revenues .....      386       272       1,050       831
                                        --------  --------    --------  --------
    Total revenues                        5,323     5,231      11,043    12,592

Operating expenses:
 Research and development ............   12,499     8,331      28,404    21,893
 General and administrative ..........    2,509     1,882       6,930     5,587
                                        --------  --------    --------  --------
    Total operating expenses .........   15,008    10,213      35,334    27,480

Loss from operations .................   (9,685)   (4,982)    (24,291)  (14,888)
Other income and (expenses):
 Interest income .....................    1,431       623       4,466     2,209
 Interest expense ....................      (61)      (59)       (173)     (169)
 Other income and expenses, net ......      282        11         926      (285)
                                        --------  --------    --------  --------
Loss before income taxes .............   (8,033)   (4,407)    (19,072)  (13,133)

Income taxes .........................      102      --           302      --
                                       --------  --------    --------  --------
Net loss ............................. $ (8,135) $ (4,407)   $(19,374) $(13,133)
                                        ========  ========   ========  ========

Loss per common share:
  Basic and diluted .................. $ (0.37)  $ (0.23)    $ (0.88)  $ (0.69)

Shares used in the calculation
 of loss per common share:
  Basic and diluted ..................  22,032    19,006       21,900    18,975



            See accompanying notes to condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ................................................ $(19,374)   $(13,133)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Equity in NPI losses and other adjustments ........     --         1,175
      Depreciation and amortization .....................    1,618       1,532
      Deferred revenues .................................     (107)        567
      Deferred expenses .................................      785       1,008
      Non-cash stock compensation expenses ..............    1,986         252
      Change in operating assets and liabilities:
           Accounts receivable and other current assets .      545      (2,732)
           Other non-current assets .....................      837         124
           Accounts payable and accrued liabilities .....      886      (1,215)
                                                          --------    --------
Net cash flows used in operating activities                (12,824)    (12,422)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments .....................  (25,140)    (26,763)
Sales/maturities of short-term investments ..............   26,775      36,637
Purchases of property and equipment .....................   (1,688)     (1,990)
                                                          --------    --------
Net cash flows (used in) provided by investing activities      (53)      7,884

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock ..................    2,816         358
Proceeds from capital lease financing ...................      650         771
Principal payments on long-term obligations .............     (706)       (708)
Principal payments received on notes from stockholders ..       15        --
                                                          --------    --------
Net cash flows provided by financing activities .........    2,775         421

                                                          --------    --------
Net decrease in cash and cash equivalents ...............  (10,102)     (4,117)
Cash and cash equivalents at beginning of the period ....   21,265      11,708
                                                          --------    --------
Cash and cash equivalents at end of the period .......... $ 11,163    $  7,591
                                                          ========    ========


          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1.       ORGANIZATION

     Neurocrine Biosciences, Inc. ("we", "Neurocrine" or the "Company") was incorporated in California on January 17, 1992 and was reincorporated in Delaware in March 1996. In May 1998, we acquired Northwest NeuroLogic, Inc. ("NNL"), an Oregon-based research corporation. In December 1999, the NNL corporate structure was merged with and into the Company. Between March 1996 and December 1999, we owned a minority interest in Neuroscience Pharma, Inc. ("NPI"), a Canadian based research and development company.

     Neurocrine is a product-focused biopharmaceutical company focused on neurologic and endocrine diseases and disorders. Our product candidates address on some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, cancer and diabetes. Although we currently have no marketed products, we have 15 drug candidate programs in various stages of research and development. We are collaborating on four of these programs with Janssen Pharmaceutica, a subsidiary of Johnson & Johnson, Wyeth-Ayerst, Taisho Pharmaceuticals ("Taisho") and Eli Lilly ("Lilly").

2.       BASIS OF PRESENTATION

    The condensed financial statements included herein are unaudited. Current year financial statements consist of our accounts, including those activities of our Oregon based facility currently operating under our name. Prior year financial statements include the consolidation of our accounts - and those of our Oregon based facility, formerly known as NNL. All significant inter-company transactions were eliminated in consolidation. Our minority ownership interest in NPI was accounted for under the equity method. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 2000.

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

    The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

5.       COMPREHENSIVE INCOME

     Our comprehensive losses consist of net losses and unrealized gains and losses on investments. The accumulated balances of these components are disclosed as a separate component of stockholders' equity.

6.       NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement. We are required to adopt the pronouncement during the fourth quarter of 2000. During the current quarter, we received a $3.0 million license fee pursuant to our agreement with Taisho. Upon adoption of SAB 101, this fee may be deferred and recognized as income ratably over five years, the expected life of the agreement. Aside from this transaction, management does not expect SAB 101 to have a material effect on revenues recognized in prior periods.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company contain forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time our existing capital resources will meet our funding requirements, and financial results and operations. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and those outlined in our 1999 Annual Report on Form 10-K and the most recent Form S-3 filed with the SEC.

OVERVIEW

     We  incorporatedin  California  in 1992 and  reincorporated  in Delaware in
1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and endocrine systems. To date, we have not generated any revenues from the sale of products, and do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of increases in operating expenses as products are advanced through the various stages of clinical development. As of September 30, 2000, we have incurred a cumulative deficit of $61.0 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues for the third quarter of 2000 were $5.3 million compared with $5.2 million for the same period last year. In July 2000, we signed a collaborative agreement with Taisho for the exclusive rights to NBI-6024, our altered peptide ligand for diabetes, in Europe and Asia. Under that agreement, we recorded a $3.0 million license fee and $388,000 in sponsored development revenues from Taisho. The increase in revenues provided by the Taisho and exising collaborations were partially off set by the absence of revenues received under collaborations, which concluded during late 1999 and early 2000. The sponsored research portion of the Lilly agreement was concluded in October 1999 and the collaboration with Novartis was concluded in January 2000. Under the Novartis and Lilly agreements, we received $1.7 million in sponsored research and development revenues. In the third quarter of 1999, we also received a $750,000 milestone payment from Wyeth-Ayerst, and $1.7 million in revenues under the Janssen agreement for research performed during April through August 1999.

     Research and development expenses increased to $12.5 million for the third quarter 2000 compared with $8.3 million for the respective period in 1999. The increase in expenses primarily reflects higher costs associated with expanding clinical development activities and the addition of scientific personnel. Also included in the expenses for the third quarter 2000 were $401,000 of non-cash charges associated with the employee stock purchase program and options granted to consultants, compared to $74,000 in the respective quarter in 1999.

     General and administrative expenses increased to $2.5 million for the third quarter 2000 compared with $1.9 million for the same period last year. This increase resulted primarily from business development consulting expenses and non-cash charges associated with the employee stock purchase program and options granted to consultants. In the third quarters of 2000 and 1999, business development consulting expense was $328,000 and $2,000, respectively and non-cash charges associated with the employee stock purchase program and options granted to consultants were $264,000 and $56,000, respectively.

     Interest income increased to $1.4 million during the third quarter of 2000 compared to $623,000 for the same period last year. The increase was primarily due to higher investment balances generated by our private placement of our common stock in December 1999. This transaction generated net proceeds of $39.3 million.

    Net loss for the third quarter of 2000 was $8.1 million, or $0.37 per share, compared to $4.4 million, or $0.23 per share, for the same period in 1999. The increase in net loss resulted from an increase in operating expenses of $4.8 million, partially off set by an increase in revenues of $92,000 and in interest income of $808,000. Net losses are expected to increase this year due to higher operating costs associated with the advancement of our compounds through progressive clinical development, the addition of scientific personnel and legal expenses relating to patent filing and litigation.


                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Revenues for the nine months ended September 30, 2000 were $11.0 million compared with $12.6 million in the same period in 1999. Although we recorded $5.4 million under the Taisho relationship during the first nine months of 2000, this increase in revenues was off set by the conclusion of the Novartis collaboration in January 2000 and a portion of the Lilly collaboration in October 1999. Under the Novartis and Lilly agreements, we received sponsored research and development revenues in 1999, which did not recur in 2000. We also received $1.5 million in milestone payments from Wyeth-Ayerst during 1999.

     During the third quarter of 2000, we received a $3.0 million license fee from Taisho, which was recognized as income. In the fourth quarter 2000, we are required to adopt SAB 101 issued by the SEC. This pronouncement provides guidance on the recognition of up-front payments received under research and development agreements. Under the pronouncement, the $3.0 million license fee will be deferred and recognized as income over the life of the Taisho agreement, estimated at 5 years.

     For the nine months ended September 30, 2000 and 1999, research and development expenses were $28.4 million and $21.9 million, respectively. The increase in expenses reflects higher costs associated with expanding clinical development activities and the addition of scientific personnel. Also included in the nine months ended September 30, 2000, were $1.1 million of non-cash charges associated with the employee stock purchase program and options granted to consultants, compared to $118,000 for the same period in 1999. These expenses are expected to rise over the remainder of 2000 as clinical studies are expanded on current compounds and new compounds advance to the clinical development stages.

     For the nine months ended September 30, 2000 and 1999, general and administrative expenses totaled $6.9 million and $5.6 million, respectively. This increase resulted primarily from business development consulting expenses and non-cash charges associated with the employee stock purchase program and options granted to consultants. In the nine months ended September 30, 2000 and 1999, business development consulting expenses were $580,000 and $8,000, respectively, and non-cash charges associated with the employee stock purchase program and options granted to consultants were $876,000 and $134,000, respectively. These expenses are expected to continue to rise over the remainder of 2000.

    Interest income increased to $4.5 million during the nine months ended September 30, 2000 compared to $2.2 million for the same period last year. The increase was primarily due to higher investment balances generated by our private placement of common stock. Completed in December 1999, this transaction generated net proceeds of $39.3 million. We anticipate interest earnings for the remainder of the 2000 to decline from quarter-to-quarter as cash reserves are needed to fund progressive clinical trials and hire additional scientific personnel.

     Net loss for the first nine months of 2000 was $19.4 million, or $0.88 per share, compared to $13.1 million, or $0.69 per share, for the same period in 1999. The increase in net loss resulted from a decline in revenues of $1.6 million, an increase in operating expenses of $7.9 million and an increase in Japanese income taxes of $300,000 associated with the Taisho agreement. These factors were partially off set by an increase in interest income of $2.3 million. During the first nine months of 1999, we recorded equity in NPI losses of $1.2 million. Net losses are expected to increase this year due to higher operating costs associated with the advancement of our compounds through progressive clinical development and the addition of scientific personnel.

    To date, our revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period-to-period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, our cash, cash equivalents, and short-term investments totaled $79.4 million compared with $91.1 million at December 31, 1999. The decline in cash balances during 2000 reflects the funding of progressive clinical development programs and the addition of scientific personnel.

     Net cash used in operating activities during the first nine months of 2000 was $12.8 million compared with $12.4 million for the same period last year. The increase in net cash used resulted primarily from the funding of clinical trials and the addition of scientific personnel. We expect cash usage to continue during the fourth quarter as clinical trial efforts are expanded.

     Net cash used in investing activities during the first nine months of 2000 was $53,000 compared with net cash provided of $7.9 million during the same period in 1999. The increase in cash used resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue throughout the year.

     Net cash provided by financing activities during 2000 was $2.8 million compared to $421,000 during the same period of 1999. This increase was primarily the result of proceeds received from stock option exercises and the employee stock purchase plan.

     We believe that our existing capital resources, together with interest income and future payments due under the strategic alliances, will be sufficient to satisfy our current and projected funding requirements at least for the next 12 months. However, we face the risk that such capital resources and payments may not be sufficient to conduct our research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our research and development programs.

     We will require additional funding for the continuation of our research and product development programs, for progress with preclinical testing and clinical trials, for operating expenses, for the pursuit of regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding for establishing manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off-balance sheet financing. There can be no assurance that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborative partners or others. This may require us to relinquish rights to certain of our technologies or product candidates.

     We expect to incur operating losses over the next several years as our research, development, preclinical testing and clinical trial activities increase. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses will result in increased losses from operations. In addition, there can be no assurance that our products will be successfully developed or that, if successfully developed, will generate revenues sufficient to enable us to earn a profit.


INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments and on our long-term debt. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize the exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than 44 months. If a 10% change in interest rates were to have occurred on September 30, 2000, such a change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

      Interest risk exposure on long-term debt relates to our note payable, which bears a floating interest rate of prime plus one quarter percent (9.50% at September 30, 2000 and 8.75% at December 31, 1999). At September 30, 2000 and December 31, 1999, the note balance was $348,000 and $461,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of its long-term debt, we have concluded that we do not have a material financial market risk exposure.


CAUTION ON FORWARD-LOOKING STATEMENTS

     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties.

     For a further discussion of the risks associated with an investment in Neurocrine, please see the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 1999 and our most recent Form S-3 filed with the SEC.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of our exposure to, and  management of, market risk appears in
Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Interest Rate Risk".



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits.  The following exhibits are filed as part of this report:

       27 Financial Data Schedule

(B) Reports on Form 8-K. There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Dated:   11/08/00               /s/ Paul W. Hawran
                  --------               ------------------
                                         Paul W. Hawran
                                         Executive Vice President and
                                         Chief Financial Officer

                                  EXHIBIT INDEX


  27    Financial Data Schedule