Form 10-K/A
period 1999-12-31
NEUROCRINE BIOSCIENCES INC
filed 2000-11-30
CIK 914475

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________

                                  FORM 10-K/A

                               (Amendment No. 1)

                             ______________________

                                  (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

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

                               Yes [X]  No [_]

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on May 24, 2000 (the "Proxy Statement"), which was filed with the Securities and Exchange Commission on April 27, 2000.

================================================================================

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, preclinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results and operations. Actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth below.

Overview

     We incorporated in California in 1992 and we reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for diseases and disorders of the central nervous and endocrine systems. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of December 31, 1999, we have incurred a cumulative deficit of $41.7 million and we expect to incur operating losses in the future, which may be greater than losses in prior years.

Results of Operations

     Our revenues for the year ended December 31, 1999 were $16.8 million compared with $16.0 million in 1998, and $26.1 million in 1997. Although similar in amount, revenues for 1999 and 1998 had a different composition resulting from several significant events. During 1999, we entered into a collaborative agreement with Wyeth-Ayerst and agreed to a two-year extension of our 1995 collaboration with Janssen Pharmaceutica. Revenues received in 1999 under the new agreements consisted of $5.4 million of sponsored research and development funding and $3.0 million in milestone achievements.

     The increase in 1999 revenues generated by the new agreements was offset by a decline in revenues received under the Eli Lilly, Novartis and Neuroscience Pharma (NPI), Inc. collaborations that were concluded during the year. Revenues in 1998 for sponsored research and development funding and milestone achievements under these agreements were $12.2 million and $2.3 million, respectively.

     Revenues recorded during 1997 included the initiation of the Eli Lilly collaboration and the final year of sponsored research funding under the 1995 Janssen agreement. Revenues in 1997 for sponsored research and development funding and milestone achievements under these and the Novartis agreements were $20.0 million and $5.3 million, respectively.

     Research and development expenses increased to $29.2 million during 1999 compared with $21.8 million in 1998 and $18.8 million in 1997. Increased expenses reflect advancement of our drug candidates through progressive clinical development phases. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies and number of patients treated.

     General and administrative expenses increased to $7.5 million during 1999 compared with $6.6 million in 1998 and $5.7 million in 1997. Increased expenses resulted from additional professional services, including patent and legal services, to support our expanded clinical development efforts. We anticipate similar increases in general and administrative expenses in the future as these efforts continue.

     During 1998, we wrote-off acquired in-process research and development costs of $4.9 million. This amount included the acquisition of Northwest NeuroLogic and the in-licensing of drug candidates for our insomnia and malignant glioma programs. Both of the in-licensed programs are currently under clinical development.

     Interest income decreased to $3.1 million during 1999 compared with $4.2 million for 1998 and $4.1 million in 1997. The decrease in 1999 compared with 1998 and 1997 primarily resulted from lower investment balances. Management anticipates an increase in interest income during future periods resulting from cash reserves generated by the sale of our common stock in December 1999 and increased revenues from anticipated collaborations.

     In December 1999, we sold our investment in Neuroscience Pharma (NPI), Inc. and recorded a gain of $526,000. Our proportionate share of NPI operating losses during 1999, 1998 and 1997 were $764,000, $3.4 million and $1.1 million, respectively. In addition, we recorded a write-down in the investment value of $646,000 during 1999 and $3.8 million during 1998 relating to the decline in cash redemption value of the NPI preferred shares.

     Net loss for 1999 was $16.8 million, or $0.88 per share, compared to net loss of $20.0 million, or $1.10 per share, for 1998 and net income of $5.1 million, or $0.30 per share, for 1997. Management expects to incur similar operating losses in the next two to three years as our clinical development efforts continue to grow.

     To date, our revenues have come principally from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of year-to-year revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1999, our cash, cash equivalents, and short-term investments totaled $91.1 million compared with $62.7 million at December 31, 1998. The increase in cash balances at December 31, 1999 resulted from the private placement of our common stock, which resulted in net cash proceeds of $39.3 million.

     Net cash used by operating activities during fiscal year 1999 was $10.3 million compared with $10.7 million in fiscal year 1998 and net cash provided of $11.0 million in fiscal year 1997. The decrease in cash used in operations during 1999 compared with 1998 resulted primarily from increased sponsored research and milestone revenues received under our collaborations during 1999. The increase in cash used during 1998 compared with 1997 resulted primarily from higher sponsored research and milestone revenues received under our collaborations during 1997, which included a $5.0 million lump sum payment from Eli Lilly, in addition to lower operating expenses.

     Net cash used by investing activities during fiscal year 1999 was $21.2 million compared with net cash provided of $4.7 million in fiscal year 1998 and net cash used of $7.2 million in fiscal year 1997. The fluctuations in cash used resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases are expected to be $2.4 million for the fiscal year 2000, of which $2.0 million will be financed through leasing arrangements.

     Net cash provided by financing activities during fiscal year 1999 was $41.0 million compared with $1.9 million and $659,000 during fiscal years 1998 and 1997, respectively. Cash provided during 1999 resulted from net proceeds received from the private sale of our common stock and exercise of employee stock options. Cash provided during 1998 resulted from capital lease financing of equipment purchases. Cash provided during 1997 resulted from the issuance of our common stock upon the exercises of stock options and warrants and proceeds received from a note payable used to finance the purchase of land.

     In September 1999, we signed an amendment to our 1995 agreement with Janssen Pharmaceutica, N.V. The amendment provides for a new sponsored research period designed to identify new corticotropin-releasing factor receptor antagonists, which will be subject to the terms of the original agreement signed in 1995. The term of the amendment is from April 1999 through February 2001. Under the agreement, we will receive $5.0 million in sponsored research funding, up to $3.5 million in milestone achievements, $500,000 for research already conducted under this technology and reimbursement of all outside and third-party costs associated with the project. As of December 31, 1999, we have received $1.9 million in sponsored research and $500,000 payment for prior research.

     In March 1999, we entered into an agreement with Wyeth-Ayerst Laboratories, the pharmaceutical division of American Home Products, on the research, development and commercialization of compounds, which modulate excitatory amino acid transporters for the treatment of neurodegenerative and psychiatric diseases.

     The Wyeth-Ayerst agreement includes sharing proprietary technologies, funding for research, payments for milestones reached, plus royalties on sales from products resulting from the collaboration. Under the terms of the agreement, we expect to receive three to five years of funding for research and development as well as worldwide royalties on commercial sales of products that result from the collaboration. Wyeth-Ayerst will also provide us with access to chemical libraries for screening within the collaborative field. As of December 31, 1999, we have received $3.0 million in sponsored research payments and $3.0 million for the achievement of four milestones.

     During 1998, we expensed acquired in-process research and development of $4.9 million. These charges consisted of $4.2 million for the acquisition of Northwest NeuroLogic, through which we received licenses to the melanocortin receptor and excitatory amino acid transporters programs, and $710,000 for licenses to an insomnia and brain cancer compounds. We performed scientific due diligence related to the acquired projects and because they were based on narrow scientific hypothesis, we concluded that none of these programs had alternative future uses.

     The nature and efforts required to develop the acquired in-process research and development into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. This process may cost in excess of $100 million and can take as long as 10 years to complete. It is also important to note that if a clinical candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand.

     Because of our limited financial resources, our strategy to develop some of our programs is to enter into collaborative agreements with major pharmaceutical companies. Through these collaborations, we could partially recover our research costs through contract research and milestone revenues. The collaborators would then be financially responsible for all clinical development and commercialization costs.

     In May 1998, when we acquired the in-process research and development programs from Northwest NeuroLogic, we estimated the costs to identify a clinical candidate and provide minimal research support during the clinical development stages for the melanocortin receptor program to be $15.4 million over an 8-year period. Costs to identify a clinical candidate and provide minimal research support during the clinical development stages of the excitatory amino acid transporters program were estimated at $22.4 million. Estimated revenues from the collaborative arrangements were anticipated to reduce our net costs. The clinical development and commercialization costs were to be completely funded by the collaborator.

     During fiscal year 2000, we anticipate that our gross costs for continued research on these programs will approximate $5 million. Our research efforts may not result in clinical candidates for either compound. We intend to collaborate on the melanocortin receptor technology. We would expect the collaborator to then be responsible for the clinical development, commercialization and funding. Our excitatory amino acid transporters program is currently under a collaborative agreement with Wyeth-Ayerst. Consequently, we cannot estimate the time or resources they will commit to the development of this program.

     Our insomnia and brain cancer compounds are both in the early stages of clinical testing. During 2000, we expect to spend approximately $20 million on additional clinical testing of the brain cancer and insomnia compounds. We expect the clinical testing of both compounds to continue for at least the next two years, but our efforts may not result in commercially viable products. If our efforts were completely successful and we did not collaborate on these compounds, we estimate that each compound could cost an additional $50-$150 million and take up to five years to reach commercial viability.

     For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with research and development of these programs, we may not be successful in achieving commercialization. As such, the ultimate timeline and costs to commercialize a product cannot be accurately estimated.

     We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot assure you that these capital resources and payments will be sufficient to conduct our research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our research and development programs.

     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms, potentially including off-balance sheet financing. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates.

     We expect to incur operating losses over the next several years as our research, development, preclinical studies and clinical trial activities increase. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments and on our long-term debt. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities with maturities of less than 44 months. If a 10% change in interest rates were to have occurred on December 31, 1999, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

     Interest risk exposure on long-term debt relates to our note payable, which bears a floating interest rate of prime plus one quarter percent (8.75% at December 31, 1999 and 8.00% at December 31, 1998). At December 31, 1999 and 1998, the note balance was $461,000 and $610,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of our long-term debt, we have concluded that we do not have a material financial market risk exposure.

IMPACT OF YEAR 2000

     Beginning in 1998, we conducted a program to address the impact of the Year 2000 on the processing of date sensitive information by our computer systems and software ("IT Systems"), embedded systems in our non-computer equipment ("Non-IT Systems") and relationships with certain third parties. Assessment, testing, and remediation of our critical systems were completed in mid-October 1999. Based on survey responses and Year 2000 website statements, we also assessed Year 2000 readiness of third parties with which we have significant relationships. Contingency plans were formulated for each of our critical systems and third-party relationships, which were deficient in compliance criteria.

     The total costs, both out-of-pocket and internal, of our Year 2000 program were estimated at $175,000 and were funded with available cash. There are no further costs anticipated. Other internal systems projects were not significantly deferred as a result of the Year 2000 readiness program, because much of the Year 2000 assessment and remediation efforts were integrated into our routine maintenance and upgrade programs. To date, there have been no material adverse effects caused by the January 1, 2000 date change on our IT and Non-IT Systems, third-party relationships, nor our results of operations.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

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

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement.

     We are required to adopt this pronouncement effective in the fourth quarter of 2000. As required by the adoption, we reviewed all up-front payments, license fees and milestones received in the current and prior years. Up-front payments have been received for program cost reimbursements incurred during a negotiation period. License fees are received in exchange for a grant to use our proprietary technologies on an as-is basis, for the term of the collaborative agreement. Milestones are received for specific scientific achievements determined at the beginning of the collaboration. These achievements are remote and unpredictable at the onset of the collaboration and are based on the success of scientific efforts.

     Based on that review, we have determined that there were no up-front payments or license fees received during 1999 or in prior years, which will be subject to the adoption of SAB 101. We are continuing to review the impact of the adoption on milestones revenues. Currently, we believe that $3.0 million in milestones payments received from Wyeth-Ayerst during 1999 may be subject to the accounting provisions of SAB 101. All other fees received relate to agreements under which the scientific milestones have been achieved and the research portion of the collaboration has been completed, or the agreements have been terminated entirely.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures about Market Risk is contained in
Item 7, Management Discussion and Analysis--Interest Rate Risk.


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

           3. List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c ) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number          Description
--------------------------------------------------------------------------------
2.1             Agreement and Plan of Reorganization dated May 1, 1998, between
                Northwest NeuroLogic, Inc., NBI Acquisition Corporation and the
                Registrant (7)
2.2             Form of Warrant pursuant to the Agreement and Plan of
                Reorganization dated May 1, 1998 (7)
3.1             Restated Certificate of Incorporation (1)
3.2             Bylaws (1)

Exhibit
Number          Description
--------------------------------------------------------------------------------
3.3             Certificate of Amendment of Bylaws (1)
4.1             Form of Common Stock Certificate (1)
4.2             Form of warrant issued to existing warrant holders (1)
4.3**           Information and Registration Rights Agreement dated September
                15, 1992, as amended
4.4             Form of Series A warrant issued in connection with the execution by the Registrant of the Unit Purchase Agreement (see below) (1)
4.5**           New Registration Rights Agreement dated March 29, 1996 among the
                Registrant and the investors signatory thereto
4.6             Letter of Intent between Northwest NeuroLogic, Inc. and the
                Registrant dated February 27, 1998 (6)
4.7*            Registration Rights Agreement dated May 28, 1998, between
                certain investors and the Registrant (7)
4.8             Amended and Restated Rights Agreement by and between the
                Registrant and American Stock Transfer & Trust Company, as
                Rights Agent, dated as of July 19, 1999 (9)
4.9             Stock Purchase Agreement dated December 20 through 23, 1999, between Neurocrine Biosciences, Inc. and each of the Purchasers named therein (11)
10.1            Purchase and Sale Agreement and Escrow Instructions between MS
                Vickers II, LLC and the Registrant dated February 13, 1997 (3)
10.2            1992 Incentive Stock Plan, as amended (10)
10.3            1996 Employee Stock Purchase Plan (1)
10.4            1996 Director Stock Option Plan and form of stock option
                agreement (1)
10.5            Form of Director and Officer Indemnification Agreement (1)
10.6            Employment Agreement dated March 1, 1997, between the Registrant and Gary A. Lyons, as amended (4)
10.7            Employment Agreement dated March 1, 1997, between the Registrant and Errol B. De Souza, as amended (4)
10.8            Employment Agreement dated March 1, 1997, between the Registrant and Paul W. Hawran (4)
10.9            Employment Agreement dated March 1, 1997, between the Registrant and Stephen Marcus, MD (4)
10.10           Consulting Agreement dated September 25, 1992, between the
                Registrant and Wylie A. Vale, Ph.D. (1)
10.11           Consulting Agreement effective January 1, 1992, between the
                Registrant and Lawrence J. Steinman, MD (1)
10.12           Lease Agreement dated June 1, 1993, between the Registrant and
                Hartford Accident and Indemnity Company, as amended (1)
10.13           Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the treatment of nervous system degeneration and Alzheimer's disease (1)
10.14           Exclusive License Agreement dated as of July 1, 1993, by and between the Beckman Research Institute of the City of Hope and the Registrant covering the use of Pregnenolone for the enhancement of memory (1)
10.15           License Agreement dated May 20, 1992, by and between The Salk
                Institute for Biological Studies and the Registrant (1)
10.16           License Agreement dated July 17, 1992, by and between The Salk
                Institute for Biological Studies and the Registrant (1)
10.17           License Agreement dated November 16, 1993, by and between The
                Salk Institute for Biological Studies and the Registrant (1)
10.18           License Agreement dated October 19, 1992, by and between the
                Board of Trustees of the Leland Stanford Junior University and the Registrant (1)
10.19           Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica, N.V. (1)
10.20           Letter Agreement dated January 19, 1996, by and between the
                Registrant and Ciba-Geigy Limited (1)
10.21*          Unit Purchase Agreement dated March 29, 1996, by and between
                Neuroscience Pharma, Inc. the Registrant and the investors signatory thereto (1)

Exhibit
Number          Description
--------------------------------------------------------------------------------
10.22*          Exchange Agreement dated March 29, 1996, by and between
                Neurocrine Biosciences (Canada), Inc., the Registrant and the
                investors signatory thereto (1)
10.23*          Research and Development Agreement dated March 29, 1996, by and between Neurocrine Biosciences (Canada), Inc. and Nueorscience
                Pharma, Inc. (1)
10.24*          Intellectual Property and License Grants Agreement dated March
                29, 1996, by and between the Registrant and Neurocrine
                Biosciences (Canada), Inc. (1)
10.25*          Development and Commercialization Agreement dated December 20,
                1996, by and between Ciba-Geigy Ltd. and the Registrant (2)
10.26*          Letter and Purchase Order dated June 7, 1996, by and between
                Ciba-Geigy and the Registrant (2)
10.27           Third Lease Amendment dated June 6, 1996, by and between Talcott
                Realty I Limited Partnership and the Registrant (2)
10.28*          Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)
10.29*          Lease between Science Park Center LLC and the Registrant dated
                July 31, 1997 (5)
10.30*          Option Agreement between Science Park Center LLC (Optionor) and the Registrant dated July 31, 1997 (Optionee) (5)
10.31*          Construction Loan Agreement Science Park Center LLC and the
                Registrant dated July 31, 1997 (5)
10.32           Secured Promissory Note Science Park Center LLC and the
                Registrant dated July 31, 1997 (5)
10.33*          Operating Agreement for Science Park Center LLC between Nexus
                Properties, Inc. and the Registrant dated July 31, 1997 (5)
10.34           Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock
                Plan (1)
10.35*          Patent License Agreement dated May 7, 1998, between the US
                Public Health Service and the Registrant (7)
10.36*          Patent License Agreement dated April 28, 1998, between and among
                Ira Pastan, David Fitzgerald and the Registrant (7)
10.37*          Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (7)
10.38*          Warrant Agreement dated June 30, 1998, between DOV
                Pharmaceutical, Inc. and the Registrant (7)
10.39*          Warrant Agreement dated June 30, 1998, between Jeff Margolis and the Registrant (7)
10.40*          Warrant Agreement dated June 30, 1998, between Stephen Ross and the Registrant (7)
10.41*          Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth-Ayerst Laboratories Division and the Registrant (8)
10.42*          Employment Agreement dated January 1, 1999, between the
                Registrant and Margaret Valeur-Jensen (8)
10.43*          Employment Agreement dated February 9, 1998, between the
                Registrant and Bruce Campbell (8)
10.44           Amended 1992 Incentive Stock Plan, as amended May 27, 1997, May
                27, 1998 and May 21, 1999 (8)
10.45*          Agreement by and among Dupont Pharmaceuticals Company, Janssen
                Pharmaceutica, N.V. and Neurocrine Biosciences, Inc. dated
                September 28, 1999 (10)
10.46*          Amendment Number One to the Agreement between Neurocrine
                Biosciences, Inc. and Janssen Pharmaceutica, N.V. dated
                September 24, 1999 (10)
21+             Subsidiaries of the Company
23**            Consent of Ernst & Young LLP, Independent Auditors
24+             Power of Attorney
27+             Financial Data Schedule

--------------------------------------------------------------------------------
       (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-03172)

       (2) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996

       (3) Incorporated by reference to the Company's amended Quarterly Report on Form 10-Q filed on August 15, 1997

       (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 14, 1997

Exhibit
Number          Description
--------------------------------------------------------------------------------
       (5)      Incorporated by reference to the Company's Quarterly Report on
                Form 10-Q filed on November 14, 1997

       (6) Incorporated by reference to the Company's Report on Form 8-K filed on March 13, 1998

       (7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 16, 1998

       (8) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended December 31, 1998

       (9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 11, 1999

      (10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 1999

      (11) Incorporated by reference to the Company's Report on Form S-3 filed on January 20, 2000

         * Confidential treatment has been granted with respect to certain portions of the exhibit

        **      Filed herewith

         +      Previously filed

(d)        Financial Statement Schedules.  See Item 14 (a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEUROCRINE BIOSCIENCES, INC.
                                  A Delaware Corporation

                                  By: /s/ Gary A. Lyons
                                      ------------------
                                      Gary A. Lyons
                                      President and Chief Executive Officer

                                  Date:  November 30, 2000

                         NEUROCRINE BIOSCIENCES, INC.
                INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Report of Ernst & Young LLP, Independent Auditors                  F-2

Consolidated Balance Sheet                                         F-3

Consolidated Statement of Operations                               F-4

Consolidated Statement of Stockholders' Equity                     F-5

Consolidated Statement of Cash Flows                               F-6

Notes to the Consolidated Financial Statements                     F-7

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

                                                     /s/ ERNST & YOUNG LLP
                                                     ---------------------
                                                     ERNST & YOUNG LLP

San Diego, California
January 27, 2000

                         NEUROCRINE BIOSCIENCES, INC.
                          Consolidated Balance Sheet
                                (in thousands)

                                                                                            December 31,
                                                                              ---------------------------------------
                                                                                    1999                  1998
                                                                              -----------------        --------------
                                   ASSETS
Current assets:
    Cash and cash equivalents                                                  $         21,265        $       11,708
    Short-term investments, available-for-sale                                           69,833                50,962
    Receivables under collaborative agreements                                            1,458                   863
    Receivables from related parties                                                          -                   544
    Other current assets                                                                  2,257                 1,556
                                                                               ----------------        --------------
       Total current assets                                                              94,813                65,633

    Property and equipment, net                                                          11,181                10,899
    Licensed technology and patent applications costs, net                                  615                   967
    Other assets                                                                          2,613                 3,030
                                                                               ----------------        --------------
       Total assets                                                            $        109,222        $       80,529
                                                                               ================        ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                           $          2,447        $        2,481
    Accrued liabilities                                                                   5,069                 2,077
    Deferred revenues                                                                       155                   169
    Current portion of long-term debt                                                       149                   149
    Current portion of capital lease obligations                                            825                   693
                                                                               ----------------        --------------
       Total current liabilities                                                          8,645                 5,569


    Long-term debt, net of current portion                                                  312                   461
    Capital lease obligations, net of current portion                                     1,827                 1,786
    Deferred rent                                                                         1,005                   257
    Other liabilities                                                                     1,079                   498
                                                                               ----------------        --------------
       Total liabilities                                                                 12,868                 8,571

Commitments and contingencies (See Note 6)                                                    -                     -

Stockholders' equity:
    Preferred Stock, $0.001 par value; 5,000,000 shares
       authorized; no shares issued and outstanding                                           -                     -
    Common Stock, $0.001 par value; 100,000,000 shares
       authorized; issued and outstanding shares were
       21,608,011 in 1999 and 18,930,865 in 1998                                             22                    19
    Additional paid in capital                                                          138,798                97,064
    Deferred compensation                                                                  (411)                 (187)
    Stockholder notes                                                                      (119)                 (119)
    Accumulated other comprehensive (loss) income                                          (264)                   31
    Accumulated deficit                                                                 (41,672)              (24,850)
                                                                               ----------------        --------------
       Total stockholders' equity                                                        96,354                71,958
                                                                               ----------------        --------------
       Total liabilities and stockholders' equity                              $        109,222        $       80,529
                                                                               ================        ==============

                            See accompanying notes.

                         NEUROCRINE BIOSCIENCES, INC.
                     Consolidated Statement of Operations
                                (in thousands)

                                                                                Year-ended December 31,
                                                                 --------------------------------------------------
                                                                    1999               1998               1997
                                                                 -----------         -----------        -----------
Revenues:
    Sponsored research and development                           $    12,171         $     8,751        $    14,985
    Sponsored research and development from related party                491               3,610                  -
    Milestones and license fees                                        3,000               2,500             10,250
    Grant income and other revenues                                    1,129               1,176                909
                                                                 -----------         -----------        -----------
       Total revenues                                                 16,791              16,037             26,144

Operating expenses:
    Research and development                                          29,169              21,803             18,758
    General and administrative                                         7,476               6,594              5,664
    Write-off of acquired in-process research and
    development and licenses                                               -               4,910                  -
                                                                 -----------         -----------        -----------
       Total operating expenses                                       36,645              33,307             24,422

Income (loss) from operations                                        (19,854)            (17,270)             1,722

Other income and expenses:
    Interest income                                                    3,082               4,151              4,084
    Interest expense                                                    (231)               (151)              (153)
    Equity in NPI losses and other adjustments, net                     (885)             (7,188)            (1,130)
    Other income                                                       1,066                 504                818
                                                                 -----------         -----------        -----------
Income (loss) before taxes                                           (16,822)            (19,954)             5,341

Income taxes                                                               -                   1                214
                                                                 -----------         -----------        -----------

Net income (loss)                                                $   (16,822)        $   (19,955)       $     5,127
                                                                 ===========         ===========        ===========

Earnings (loss) per common share:
    Basic                                                        $     (0.88)        $     (1.10)       $      0.30
    Diluted                                                      $     (0.88)        $     (1.10)       $      0.28

Shares used in the calculation of earnings (loss)
  per common share:
    Basic                                                             19,072              18,141             16,930
    Diluted                                                           19,072              18,141             18,184

                            See accompanying notes.

                         NEUROCRINE BIOSCIENCES, INC.
                Consolidated Statement of Stockholders' Equity
                                (in thousands)


                                                                                                                  Notes
                                                                                 Additional                    Receivable
                                                                Common Stock        Paid In      Unearned         from
                                                           ---------------------
                                                             Shares      Amount     Capital    Compensation   Stockholders
                                                           ----------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1996                             16,777      $  17    $   83,234    $    (376)     $    (128)
Net income                                                         -          -             -            -              -
Unrealized loss on short-term investments                          -          -             -            -              -
Comprehensive income                                               -          -             -            -              -
Issuance of common stock for warrants                            182          -            59            -              -
Issuance of common stock for option exercises                    106          -           453            -              -
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan                                    22          -           175            -              -
Issuance of common stock in exchange for
  NPI Preferred Stock                                            600          1         4,473            -              -
Payments received on stockholder notes                             -          -             -            -              8
Deferred compensation and related amortization, net                -          -           192          (63)             -
                                                           ---------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1997                             17,687         18        88,586         (439)          (120)
Net loss                                                           -          -             -            -              -
Unrealized gain on short-term investments                          -          -             -            -              -
Comprehensive loss                                                 -          -             -            -              -
Issuance of common stock for warrants                             60          -           142            -              -
Issuance of common stock for option exercises                     81          -           286            -              -
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan                                    30          -           205            -              -
Issuance of common stock in exchange for
  NPI Preferred Stock                                            679          1         3,854            -              -
Issuance of common stock for NNL Acquisition                     392          -         4,032            -              -
Issuance of common stock for milestone achievement                 2          -            17            -              -
Payments received on stockholder notes                             -          -             -            -              1
Amortization of deferred compensation, net                         -          -           (58)         252              -
                                                           ---------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1998                             18,931         19        97,064         (187)          (119)
Net loss                                                           -          -             -            -              -
Unrealized gain on short-term investments                          -          -             -            -              -
Comprehensive loss                                                 -          -             -            -              -
Issuance of common stock for option exercises                    307          -         1,507            -              -
Issuance of common stock pursuant to the Employee
  Stock Purchase Plan                                             42          -           213            -              -
Issuance of common stock, net of offering costs                2,328          3        39,293                           -
Amortization of deferred compensation, net                         -          -           721         (224)             -
                                                           ---------------------------------------------------------------
     BALANCE AT DECEMBER 31, 1999                             21,608      $  22    $  138,798    $    (411)     $    (119)
                                                           ===============================================================

                                                             Accumulated
                                                                Other                         Total
                                                            Comprehensive   Accumulated   Stockholders'
                                                            Income (Loss)     Deficit         Equity
                                                            -------------------------------------------
     BALANCE AT DECEMBER 31, 1996                                $    42     $  (10,022)      $  72,767
Net income                                                             -          5,127           5,127
Unrealized loss on short-term investments                            (40)             -             (40)
                                                                                             ----------
Comprehensive income                                                   -              -           5,087
Issuance of common stock for warrants                                  -              -              59
Issuance of common stock for option exercises                          -              -             453
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan                                         -              -             175
Issuance of common stock in exchange for
  NPI Preferred Stock                                                  -              -           4,474
Payments received on stockholder notes                                 -              -               8
Deferred compensation and related amortization, net                    -              -             129
                                                            -------------------------------------------
     BALANCE AT DECEMBER 31, 1997                                      2         (4,895)         83,152
Net loss                                                               -        (19,955)        (19,955)
Unrealized gain on short-term investments                             29              -              29
                                                                                             ----------
Comprehensive loss                                                     -              -         (19,926)
Issuance of common stock for warrants                                  -              -             142
Issuance of common stock for option exercises                          -              -             286
Issuance of common stock pursuant to the
  Employee Stock Purchase Plan                                         -              -             205
Issuance of common stock in exchange for
  NPI Preferred Stock                                                  -              -           3,855
Issuance of common stock for NNL Acquisition                           -              -           4,032
Issuance of common stock for milestone achievement                     -              -              17
Payments received on stockholder notes                                 -              -               1
Amortization of deferred compensation, net                             -              -              94
                                                            -------------------------------------------
     BALANCE AT DECEMBER 31, 1998                                     31        (24,850)         71,958
Net loss                                                               -        (16,822)        (16,822)
Unrealized gain on short-term investments                           (295)             -            (295)
                                                                                             ----------
Comprehensive loss                                                     -              -         (17,117)
Issuance of common stock for option exercises                          -              -           1,507
Issuance of common stock pursuant to the Employee
  Stock Purchase Plan                                                  -              -             213
Issuance of common stock, net of offering costs                                                  39,296
Amortization of deferred compensation, net                             -              -             497
                                                            -------------------------------------------
     BALANCE AT DECEMBER 31, 1999                                $  (264)    $  (41,672)      $  96,354
                                                            ===========================================

                            See accompanying notes.

                         NEUROCRINE BIOSCIENCES, INC.
                     Consolidated Statement of Cash Flows
                                (in thousands)

                                                                           Twelve Months Ended December 31,
                                                                  ----------------------------------------------------
                                                                       1999              1998               1997
                                                                  --------------    -------------     ----------------

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income                                                    $   (16,822)     $   (19,955)        $      5,127
Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
      Acquisition of Northwest NeuroLogic for Common Stock                     -            4,200                    -
      Equity in NPI losses and other adjustments, net                        885            7,188                1,130
      Depreciation and amortization                                        2,066            1,720                1,322
      Loss on abandonment of assets                                          133              460                   76
      Gain on sale of equipment                                                -              (15)                   -
      Deferred revenues                                                      (14)          (1,750)               1,000
      Deferred rent                                                          748             (402)                 384
      Compensation expenses recognized for stock options                     497              194                  129
      Change in operating assets and liabilities,
        net of acquired business:
          Accounts receivable and other current assets                      (752)          (2,898)                 885
          Other non-current assets                                          (357)             291               (1,274)
          Accounts payable and accrued liabilities                         3,360              271                2,213
                                                                  --------------    -------------     ----------------
Net cash flows (used in) provided by operating activities                (10,256)         (10,696)              10,992

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments                                      (87,728)         (41,618)            (113,080)
Sales/maturities of short-term investments                                68,562           50,006              112,315
Purchases of property and equipment, net                                  (2,061)          (3,683)              (6,440)
                                                                  --------------    -------------     ----------------
Net cash flows (used in) provided by investing activities                (21,227)           4,705               (7,205)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                                                  41,016              433                  687
Proceeds received from long-term obligations                                 981            2,500                  747
Principal payments on long-term obligations                                 (957)          (1,006)                (783)
Payments received on notes receivable from stockholders                        -                1                    8
                                                                  --------------    -------------     ----------------
Net cash flows provided by financing activities                           41,040            1,928                  659
                                                                  --------------    -------------     ----------------
Net increase (decrease) in cash and cash equivalents                       9,557           (4,063)               4,446
Cash and cash equivalents at beginning of the period                      11,708           15,771               11,325
                                                                  --------------    -------------     ----------------
Cash and cash equivalents at end of the period                       $    21,265      $    11,708         $     15,771
                                                                  ==============    =============     ================

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
      Interest paid                                                  $      231       $       150         $        153
      Taxes paid
                                                                              -                 1                  250
Schedule of noncash investing and financing activities:
      Conversion of note receivable to investment in NPI             $        -       $     1,401                    -
      Conversion of NPI Preferred Stock to investment in NPI                  -             3,855                4,474


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

   Impairment of long-lived assets. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999




losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 1999.

   Industry Segment and Geographic Information. The Company operates in a single industry segment - the discovery and development of therapeutics for the treatment of diseases and disorders of the central, nervous and immune systems. The Company has no foreign operations.

   Research and Development Revenue and Expenses. Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees are recognized as revenues upon receipt. These licenses grant the use of the Company's proprietary technology on an as-is basis for the term of the collaborative agreement. They do not require the Company to expend additional efforts or provide financial support. Advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income in the period earned. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred. The Company recognizes revenue only on payments that are nonrefundable and when the work is performed. Research and development costs are expensed as incurred. Such costs include proprietary research and development activities and expenses associated with collaborative research agreements. Research and development expenses relating to collaborative agreements and grants were approximately $7.2 million, $12.0 million and $9.4 million during 1999, 1998 and 1997, respectively.

   Stock-Based Compensation. As permitted by SFAS 123, "Accounting for Stock-Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for stock-based employee compensation. Deferred compensation is recorded for employee options only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. The deferred compensation is amortized over the vesting period of the options.

   Deferred charges for options granted to non-employees has been determined in accordance with SFAS 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted to non-employees are periodically remeasured as the underlying options vest and are included in deferred compensation in the financial statements.

   Earnings Per Share. Basic and diluted earnings per share are calculated in accordance with SFAS 128, "Earnings per Share". All earnings per share amounts for all periods have been presented, and where appropriate, were restated to conform to the requirements of SFAS 128.

   Comprehensive Income. Comprehensive income is calculated in accordance with SFAS 130, "Comprehensive Income". The Statement requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's other comprehensive income consisted of gains and losses on short-term investments and is reported in the consolidated statement of stockholders' equity.

   Reclassifications. Certain reclassifications have been made to prior year amounts to conform to the presentation for the year ended December 31, 1999.

   Impact of Recently Issued Accounting Standards. In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance in applying generally


                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

accepted accounting principles to revenue recognition in financial statements, including the recognition of nonrefundable up-front fees received in conjunction with a research and development arrangement.

     We are required to adopt this pronouncement effective in the fourth quarter of 2000. As required by the adoption, we reviewed all up-front payments, license fees and milestones received in the current and prior years. Up-front payments have been received for program cost reimbursements incurred during a negotiation period. License fees are received in exchange for a grant to use our proprietary technologies on an as-is basis, for the term of the collaborative agreement. Milestones are received for specific scientific achievements determined at the beginning of the collaboration. These achievements are remote and unpredictable at the onset of the collaboration and are based on the success of scientific efforts.

     Based on that review, we have determined that there were no up-front payments or license fees received during 1999 or in prior years, which will be subject to the adoption of SAB 101. We are continuing to review the impact of the adoption on milestones revenues. Currently, we believe that $3.0 million in milestones payments received from Wyeth-Ayerst during 1999 may be subject to the accounting provisions of SAB 101. All other fees received relate to agreements under which the scientific milestones have been achieved and the research portion of the collaboration has been completed, or the agreements have been terminated entirely.

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

Note 2.  Short-Term Investments

     The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

                                 ---------------------------------------------------------
                                                    Gross         Gross        Estimated
                                   Amortized     Unrealized     Unrealized        Fair
                                        Cost        Gains        Losses          Value
                                 ---------------------------------------------------------
   December 31, 1999
   US Government securities            $  1,997    $    -       $     (24)      $  1,973
   Corporate debt securities             68,100         7            (247)        67,860
                                       --------    ------       ---------       --------
          Total securities             $ 70,097    $    7       $    (271)      $ 69,833
                                       ========    ======       =========       ========

   December 31, 1998
   US Government securities            $  6,000    $   17       $       -       $  6,017
   Certificates of deposit                  260         -               -            260
   Commercial paper                       5,420         -               -          5,420
   Corporate debt securities             39,141        61             (87)        39,115
   Other                                    110        40               -            150
                                       --------    ------       ---------       --------
          Total securities             $ 50,931    $  118       $     (87)      $ 50,962
                                       ========    ======       =========       ========

     Gross realized gains and losses were not material for any of the reported periods. The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 1999, are shown below (in thousands).

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

                                                   Amortized      Estimated
                                                     Cost         Fair Value
                                                  ----------      ----------
     Due in one year or less                      $    2,004      $    2,000
     Due after one year through four years            68,093          67,833
                                                  ----------      ----------
                                                  $   70,097      $   69,833
                                                  ==========      ==========

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


Note 3.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998, consist of the following (in thousands):

                                                           1999          1998
                                                           ----          ----
     Land                                               $  5,299      $  5,299
     Furniture and fixtures                                1,982         1,856
     Equipment                                             9,046         7,356
     Leasehold improvements                                  875           562
                                                        --------      --------
                                                          17,202        15,073
     Less accumulated depreciation and amortization       (6,021)       (4,174)
                                                        --------      --------
     Net property and equipment                         $ 11,181      $ 10,899
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

Note 4.  ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1999 and 1998 consist of the following (in thousands):

                                                1999           1998
                                                ----           ----
          Accrued employee benefits          $  1,331       $  1,120
          Accrued professional fees               270            438
          Accrued offering expenses             1,222              -
          Accrued development costs             1,828            333
          Taxes payable                            27             15
          Other accrued liabilities               391            171
                                             --------       --------
                                             $  5,069       $  2,077
                                             ========       ========

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

     Operating Leases. In May 1997, the Company purchased two adjacent parcels of land in San Diego for $5.0 million. In August 1997, the Company sold one parcel to Science Park Center LLC, a California limited liability

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999

company (the "LLC"), of which the Company owns a nominal minority interest, in exchange for a note receivable in the amount of $3.5 million plus interest of 8.25%. However, for accounting purposes, this transaction does not qualify as a sale under SFAS No. 98 and therefore, the entire amount of the note receivable is included in land. The amount included in land at December 31, 1999 and 1998 was $3.8 million.

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

     Repayment schedules for the capital lease obligations and operating lease commitments at December 31, 1999 are as follows (in thousands):

                                                      Capital       Operating
     Fiscal Year:                                     Leases         Leases
     ------------                                  -----------    -----------
     2000                                          $    996       $   2,731
     2001                                             1,163           2,525
     2002                                               573           2,626
     2003                                               173           2,731
     2004                                                66           2,841
     Thereafter                                           -          29,880
                                                   --------       ---------
       Total minimum payments                      $  2,971       $  43,334
                                                                  =========
     Less:  amounts representing interest              (319)
                                                   --------

     Future minimum payments                          2,652
     Less:  current portion                            (825)
                                                   --------

     Future payments on capital lease obligations  $  1,827
                                                   ========

     Rent expense was $2.7 million, $2.4 million and $2.1million for the years ended December 31, 1999, 1998 and 1997, respectively. Sublease income was $1.2 million, $837,000 and $917,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum sublease income to be received under non-cancelable subleases at December 31, 1999 will be $657,000 for the year ending December 31, 2000.

     Licensing and Research Agreements. The Company has entered into licensing agreements with various universities and research organizations, which are cancelable at the option of the Company with 30 days written notice. Under the terms of these agreements, the Company has received licenses to technology, or technology claimed, in certain patents or patent applications. The Company is required to pay royalties on future sales of products employing the technology or falling under claims of a patent, and certain agreements require minimum royalty payments. Certain agreements also require the Company to make payments upon the achievement of specified milestones. Due to the uncertainty of the pharmaceutical development process, the Company continually reassesses the value of the license agreements and cancels them as research efforts are discontinued on these programs.

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

     A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                           1999                            1998                               1997
                               ----------------------------------------------------------------------------------------------
                                                  Weighted                         Weighted                        Weighted
                                  Options         Average          Options         Average           Options       Average
                               (in thousands)  Exercise Price  (in thousands)  Exercise Price   (in thousands)  Exercise Price
                               ----------------------------------------------------------------------------------------------
Outstanding at January 1,         2,793           $6.02            2,653           $5.84            1,739          $4.48
Granted                           1,142           $6.03              677           $6.26            1,072          $7.86
Exercised                          (412)          $4.79              (81)          $3.64             (100)         $4.10
Canceled                           (365)          $6.52             (456)          $5.76              (58)         $5.88
                               ----------------------------------------------------------------------------------------------
Outstanding at December 31,       3,158           $5.91            2,793           $6.02            2,653          $5.85
                               ==============================================================================================

     A summary of options outstanding as of December 31, 1999 follows:

                           Options Outstanding                                        Options Exercisable
---------------------------------------------------------------------------------------------------------------------
                                          Weighted
                                           Average
                      Outstanding         Remaining          Weighted          Exercisable            Weighted
    Range of             as of           Contractual         Average              As of               Average
 Exercise Prices       12/31/99             Life          Exercise Price         12/31/99          Exercise Price
---------------------------------------------------------------------------------------------------------------------
 $0.02 to $2.50           478                4.3              $2.29                425                 $2.42
 $4.03 to $4.25           459                5.6              $4.24                406                 $4.25
 $4.66 to $5.25           501                8.7              $4.99                119                 $5.01
 $5.27 to $6.50           410                8.8              $5.79                 97                 $5.97
 $6.56 to $7.37           509                7.7              $7.16                271                 $7.25
 $7.50 to $8.25           361                7.2              $7.95                219                 $8.00
 $8.31 to $20.50          440                7.4              $9.66                251                 $9.04
                  ---------------------------------------------------------------------------------------------------
                        3,158                7.1              $5.91              1,788                 $5.54

     The weighted average fair values of the options granted during 1999, 1998 and 1997 were $3.75, $5.59 and $5.01, respectively.

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


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

                                                              1999          1998         1997
                                                          ---------------------------------------
          Net income (loss) as reported                     $(16,822)     $(19,955)     $5,127
          Earnings (loss) per share (diluted)               $  (0.88)     $  (1.10)     $ 0.28

          Pro forma net income (loss)                       $(18,303)     $(20,758)     $4,364
          Pro forma earnings (loss) per share (diluted)     $  (0.96)     $  (1.14)     $ 0.24

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

NOTE 8.  ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT AND LICENSES

     Northwest NeuroLogic, Inc.: In May 1998, the Company acquired the assets and liabilities of Northwest NeuroLogic, Inc. ("NNL"), in exchange for the Company's Common Stock and stock options valued at $4.2 million. Since the acquisition, the operations of NNL have been included in the Company's consolidated statements of operations. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on the estimated fair market values. Substantially all the purchase

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


price was allocated to the in-process research and development. The value allocated to the technology was then expensed because it had not reached technological feasibility and had no future alternative uses. The Company performed scientific due diligence related to the acquired projects and because they were based on narrow scientific hypothesis, the Company concluded that neither program had alternative future uses.

     The nature and efforts required to develop the acquired in-process research and development into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. This process may cost in excess of $100 million and can take as long as 10 years to complete. It is also important to note that if a clinical candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand.

     Because of limited financial resources, the Company's strategy to develop some of its programs is to enter into collaborative agreements with major pharmaceutical companies. Through these collaborations, the Company could partially recover its research costs through contract research and milestone revenues. The collaborators would then be financially responsible for all clinical development and commercialization costs.

     In May 1998, when the Company acquired the in-process research and development programs from NNL, it estimated the costs to identify a clinical candidate and provide minimal research support during the clinical development stages for the melanocortin receptor program to be $15.4 million over an 8-year period. Costs to identify a clinical candidate and provide minimal research support during the clinical development stages of the excitatory amino acid transporters program were estimated at $22.4 million. Estimated revenues from the collaborative arrangements were anticipated to reduce the Company's net costs. The clinical development and commercialization costs were to be completely funded by the collaborator.

     During fiscal year 2000, the Company anticipates that its gross costs for continued research on these programs will approximate $5 million. The Company cannot be certain that its research efforts will result in clinical candidates for either compound. The Company intends to collaborate on the melanocortin receptor technology. The Company would expect the collaborator to then be responsible for the clinical development, commercialization and funding. The excitatory amino acid transporters program is currently under a collaborative agreement with Wyeth-Ayerst. Consequently, the Company cannot estimate the time or resources Wyeth-Ayerst will commit to the development of this program.

     The following are pro forma unaudited results of operations for the year ended December 31, 1998 (in thousands, except per share data) had the purchase of NNL been consummated as of January 1, 1998. This pro forma information is not necessarily indicative of the actual results that would have been achieved nor is it necessarily indicative of future results.

          Revenues                                $ 16,325
          Net loss                                 (20,013)
          Loss per share basic and diluted        $  (1.09)

     Other: During 1998, the Company purchased licenses for technologies relating to insomnia and brain cancer in the amount of $710,000. These projects were in the early stages of development, have not reached technological feasibility and have no known alternative uses. Consequently, the costs of these licenses were expensed.

     The insomnia and brain cancer compounds are both in the early stages of clinical testing. During 2000, the Company expects to spend approximately $20 million on additional clinical testing of the brain cancer and insomnia compounds. The Company expects the clinical testing of both compounds to continue for at least the next two years, but its efforts may not result in commercially viable products. If the Company's efforts were completely successful and it did not collaborate on these compounds, it is estimated that each compound could cost an additional $50 - $150 million and take up to five years to reach commercial viability.

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

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


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

     The Preferred Shares were redeemable for cash at the Company's option. The redemption feature of the Preferred Shares limits their value to the balance of cash and cash equivalents maintained by NPI. Consequently, the Company reduced the value of its NPI investment by $646,000 during 1999 and $3.8 million during 1998. The balance of the Company's investment in NPI was $0 and $1.4 million at December 31, 1999 and 1998, respectively.

     During 1996, the Company entered into a sponsored research agreement with NPI. The terms of the agreement called for NPI to fund additional research efforts on technologies licensed to NPI by the Company. Associated with the costs of research on those certain programs, the Company recognized revenues of $491,000 and $3.6 million during 1999 and 1998 respectively.

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


     During December 1999, the Company sold its investment in NPI in exchange for cash, receivables and potential royalties on worldwide sales resulting from certain of NPI's future products. The Company recorded a gain of $526,000 on the sale of this investment. The gain was calculated using the total consideration of cash and receivables, less the carrying value of the NPI investment. No value was assigned to potential royalties on future product sales due to the uncertainty of this event. This transaction, as well as those discussed above, is included in "Equity in NPI losses and other adjustments, net" reported on the Consolidated Statement of Operations.

NOTE 11.  EARNINGS PER SHARE

     The following data show the amounts used in computing earnings per share and the effect on income and the weighted-average number of shares of dilutive potential common stock (in thousands except for earning per share data):

                                                                            Year Ended December 31,
                                                                ------------------------------------------------
                                                                      1999             1998             1997
                                                                ------------------------------------------------
     Numerator:
        Net income (loss)                                          $  (16,822)     $  (19,955)       $  5,127
        Effect of dilutive securities                                       -               -               -
                                                                   ----------      ----------        --------
        Numerator for earnings (loss) per share                    $  (16,822)     $  (19,955)       $  5,127
                                                                   ==========      ==========        ========

     Denominator:
        Denominator for basic earnings (loss) per share                19,072          18,141          16,930
        Effect of dilutive securities:
            Employee stock options                                         **              **             909
            Convertible preferred stock                                    **              **             204
            Warrants                                                       **              **             141
                                                                   ----------      ----------        --------
        Dilutive potential of common shares                                **              **           1,254
                                                                   ----------      ----------        --------
        Denominator for diluted earnings (loss) per share              19,072          18,141          18,184
                                                                  ===========      ==========        ========

        Basic earnings (loss) per share                           $     (0.88)     $    (1.10)       $   0.30
                                                                  ===========      ==========        ========
        Diluted earnings (loss) per share                         $     (0.88)     $    (1.10)       $   0.28
                                                                  ===========      ==========        ========

                                                                  **Antidilutive

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

     Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance of $13.5 million and $6.5 million at December 31, 1999 and 1998, respectively, have

                         NEUROCRINE BIOSCIENCES, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1999


been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

                                                                           1999           1998
                                                                       ------------   ------------
          Deferred tax assets:
            Net operating loss carryforwards                             $  7,400       $  3,744
            Tax credit carryforwards                                        4,649          2,069
            Capitalized research and development                              935            453
            Other, net                                                        520            204
                                                                         --------       --------
          Total deferred tax assets                                        13,504          6,470
          Valuation allowance                                             (13,504)        (6,470)
                                                                         --------       --------
          Net deferred tax assets                                        $      -       $      -
                                                                         ========       ========

    The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate at December 31, 1999, 1998 and 1997, due to the following:

                                                          1999             1998           1997
                                                      --------------------------------------------
        Federal income taxes at 34%                     $ (5,719)        $ (6,785)      $  1,816
        State income tax, net of federal benefit               -                1             87
        Increase in tax credits                           (1,981)               -              -
        Tax effect on non-deductible expenses                932            4,213             21
        Increase in valuation allowance                    7,034            2,572         (1,837)
        Alternative Minimum Tax                                -                -            127
        Other                                               (266)               -              -
                                                      --------------------------------------------
                                                        $      -         $      1       $    214
                                                      --------------------------------------------

