Form 10-Q
period 2001-03-31
NEUROCRINE BIOSCIENCES INC
filed 2001-05-04
CIK 914475

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


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

                            Yes X           No


    The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 25,453,423 as of April 27, 2001.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC
                                 FORM 10-Q INDEX


                                                                           PAGE
PART I.         FINANCIAL INFORMATION

 ITEM 1:  Financial Statements.............................................  3

          Condensed Balance Sheets as of March 31, 2001
               and December 31, 2000.......................................  3

          Condensed Statements of Operations for the three months
               ended March 31, 2001 and 2000...............................  4

          Condensed Statements of Cash Flows for three months
               ended March 31, 2001 and 2000...............................  5

          Notes to the Condensed Financial Statements......................  6

 ITEM 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  7

 ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.......  9

PART II.        OTHER INFORMATION

 ITEM 6:  Exhibits and Reports on Form 8-K.................................  10

          SIGNATURES.......................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                            (unaudited in thousands)

                                                        ----------  -----------
                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------  -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents ............................ $  27,320   $  21,078
  Short-term investments, available-for-sale ...........   128,369     143,592
  Receivables under collaborative agreements ...........     1,243       5,974
  Other current assets .................................     1,952       1,761
                                                         ---------   ----------
     Total current assets ..............................   158,884     172,405

  Property and equipment, net ..........................    11,510      11,300
  Licensed technology and patent applications costs, net       323         362
  Other assets .........................................     2,120       1,895
                                                         ---------   ----------
     Total assets ...................................... $ 172,837   $ 185,962
                                                         =========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................... $     658   $   1,065
  Accrued liabilities ..................................     8,242      11,135
  Deferred revenues ....................................     1,645       1,172
  Current portion of long-term debt ....................       149         149
  Current portion of capital lease obligations .........     1,399       1,438
                                                         ---------   ----------
     Total current liabilities .........................    12,093      14,959

  Long-term debt, net of current portion ...............       125         162
  Capital lease obligations, net of current portion ....     1,851       2,121
  Deferred rent ........................................     1,792       1,646
  Deferred revenues ....................................     2,681       2,890
  Other liabilities ....................................     1,003         976
                                                         ---------   ----------
     Total liabilities .................................    19,545      22,754

Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding ......         -           -
  Common Stock, $0.001 par value; 50,000,000 shares
     authorized; issued and outstanding shares were
      25,440,683 in 2001 and 25,314,470 in 2000 ........        25          25
  Additional paid in capital ...........................   235,354     233,565
  Deferred compensation ................................       (44)        (59)
  Stockholder notes ....................................      (104)       (104)
  Accumulated other comprehensive income ...............         4         261
  Accumulated deficit ..................................   (81,943)    (70,480)
                                                         ---------   ----------
     Total stockholders' equity ........................   153,292     163,208
                                                         ---------   ----------
     Total liabilities and stockholders' equity ........ $ 172,837   $ 185,962
                                                         =========   ==========


         See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except loss per share data)


                                                         Three Months Ended
                                                              March 31,
                                                      -----------  ------------
                                                         2001         2000
                                                      -----------  ------------
Revenues:
    Sponsored research and development .............  $    2,965    $    1,522
    License and option fees ........................         229         1,000
    Grant income and other revenues ................         294           256
                                                      -----------  ------------
       Total revenues ..............................       3,488         2,778

Operating expenses:

    Research and development .......................      15,190         7,771
    General and administrative .....................       2,377         2,233
                                                      -----------  ------------
       Total operating expenses ....................      17,567        10,004

Loss from operations ...............................     (14,079)       (7,226)

Other income and (expenses):
    Interest income ................................       2,605         1,572
    Interest expense ...............................         (72)          (58)
    Other income and expenses, net .................          83          (135)
                                                      -----------  ------------
Loss before taxes ..................................     (11,463)       (5,847)

Income taxes .......................................           -           200
                                                      -----------  ------------
Net loss ...........................................  $  (11,463)   $   (6,047)
                                                      ===========  ============
Loss per common share:
    Basic & Diluted ................................  $    (0.45)   $    (0.28)

Shares used in the calculation of
  loss per common share:
    Basic & Diluted ................................      25,407        21,771




          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             2001         2000
                                                          ----------  ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ...............................................  $ (11,463)   $ (6,047)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Loss on asset disposal ...........................         51           -
      Depreciation and amortization ....................        593         519
      Deferred revenues ................................        264       1,578
      Deferred expenses ................................        174         445
      Compensation expenses for stock options ..........        640         834
      Change in operating assets and liabilities:
           Accounts receivable and other current assets       4,540       1,446
           Other non-current assets ....................       (142)         59
           Accounts payable and accrued liabilities ....     (2,874)       (799)
                                                          ----------  ----------
Net cash flows used in operating activities ............     (8,217)     (1,965)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments ....................    (15,976)    (24,988)
Sales/maturities of short-term investments .............     30,942      17,000
Purchases of property and equipment ....................       (898)       (548)
                                                          ----------  ----------
Net cash flows provided by/(used in) investing activities    14,068      (8,536)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ...............................        737       1,463
Principal payments on long-term obligations ............       (346)       (239)
                                                          ----------  ----------
Net cash flows provided by financing activities ........        391       1,224
                                                          ----------  ----------
Net increase/(decrease) in cash and cash equivalents ...      6,242      (9,277)

Cash and cash equivalents at beginning of the period ...     21,078      21,265
                                                          ----------  ----------
Cash and cash equivalents at end of the period .........  $  27,320    $ 11,988
                                                          ==========  ==========



          See accompanying notes to the condensed financial statements

                          NEUROCRINE BIOSCIENCES, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


     1.   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three months ended March 31, 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

     The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2000, included in our Annual Report on Form 10-K filed with the SEC.


     2.   USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


     3.   LOSS PER COMMON SHARE

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


     4.   COMPREHENSIVE INCOME

     Our comprehensive losses consist of net losses and unrealized gains and losses on investments. The accumulated balances of these components are disclosed as a separate component of stockholders' equity.


     5.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company adopted SFAS 133 in January 2001. The adoption of this statement did not have a material impact on its results of operations or financial position.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS 140 did not have a material impact on the Company's results of operations or financial position.

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


     OVERVIEW

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, cancer and diabetes. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of March 31, 2001, we have incurred a cumulative deficit of $81.9 million and expect to incur operating losses in the future, which may be greater than losses in prior years.


     RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Revenues were $3.5 million for the first quarter 2001 compared with $2.8 million for the respective period last year. The increase in revenues from last year to this year resulted primarily from revenues received under the Taisho Pharmaceuticals Co., Ltd. (Taisho) agreement. Under the Taisho agreement, we received $2.1 million in revenues this quarter compared to $1.0 million in option fees in the same quarter last year. The option fee totaled $2.0 million and granted Taisho a six-month exclusive right to negotiate a collaborative agreement with us. The option fee was deferred and recognized as income over the option period. In July 2000, a collaborative agreement was reached with Taisho. The agreement provides for license fees, milestones and sponsored research & development funding. The increase in revenues from the Taisho agreement was partially offset by the completion of the sponsored research portion of the 1999 Janssen Pharmaceutica, N.V. (Janssen) agreement. These activities concluded, as scheduled, in February 2001. Under the Janssen agreement, we received $388,000 during the first quarter of 2001 compared with $675,000 during the first quarter of 2000.

     Research and development expenses increased to $15.2 million for the first quarter 2001 compared with $7.8 million for the respective period in 2000. Increased expenses primarily reflect higher costs associated with expanding development activities and the addition of scientific personnel. Currently, we have 15 programs in our research and development pipeline. Five of these programs are in clinical development, three programs are in advanced pre-clinical development and seven are in various stages of research. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

     General and administration expenses increased to $2.4 million for the first quarter 2001 compared with $2.2 million during the same period last year. We expect general and administrative costs to increase moderately this year to provide continued support on patent matters and collaborative relationships.

     Interest income increased to $2.6 million during the first quarter of 2001 compared to $1.6 million for the same period last year. The increase primarily resulted from higher investment balances achieved through offerings of our common stock. In December 2000, we sold 3.2 million shares in a public offering, which resulted in net proceeds of $90.4 million. Due to the increase in cash reserves generated from this transaction, we anticipate interest income for this year will be higher than that of last year.

     Net loss for the first quarter of 2001 was $11.5 million, or $0.45 per share, compared to $6.0 million, or $0.28 per share, for the same period in 2000. The increase in net loss resulted primarily from the expanded testing of our five clinical programs. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.


     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, our cash, cash equivalents, and short-term investments totaled $155.7 million compared with $164.7 million at December 31, 2000. The decrease in cash balances at March 31, 2001 resulted primarily from the funding of current period operations.

     Net cash used by operating activities during the first quarter of 2001 was $8.2 million compared with $2.0 million during the same period last year. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of scientific personnel.

     Net cash provided by investing activities during the first quarter of 2001 was $14.1 million compared to net cash used $8.5 million for the first quarter of 2000. This fluctuation resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2001 are expected to be approximately $4.0 million and will be financed primarily through leasing arrangements.

     Net cash provided by financing activities during the first quarter of 2001 was $391,000 compared with $1.2 million for the respective period last year. Cash proceeds from the issuance of common stock under option and employee purchase programs provided the net cash balances in both periods. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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

     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates.

     We expect to incur operating losses over the next several years as our research, development, preclinical studies and clinical trial activities increase. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful, any products marketed will generate sufficient revenues to enable us to earn a profit.


     INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments and on our long-term debt. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on March 31, 2001, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

     Interest risk exposure on long-term debt relates to our note payable, which bears a floating interest rate of prime plus one quarter percent (8.25% at March 31, 2001 and 9.75% at December 31, 2000). At March 31, 2001 and December 31, 2000, the note balance was $274,000 and $311,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of our long-term debt, we have concluded that we do not have a material financial market risk exposure.


     CAUTION ON FORWARD-LOOKING STATEMENTS

     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see "Risk Factors" included in Part I of our Form 10-K filed with the SEC.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A discussion of the Company's exposure to, and management of, market risk appears in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the heading "Interest Rate Risk".

                           PART II: OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits. There are no exhibits filed with this report.

     (B) Reports on Form 8-K. There were no current reports on Forms 8-K filed this quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Dated:   May 4, 2001                    /s/ Paul W. Hawran
          -----------                    ------------------
                                         Paul W. Hawran
                                         Executive Vice President and
                                         Chief Financial Officer