Form 10-Q
period 2001-06-30
NEUROCRINE BIOSCIENCES INC
filed 2001-08-14
CIK 914475

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------


                                    FORM 10-Q

 Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                               Yes X            No

     The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 25,667,596 as of July 31, 2001.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC
                                 FORM 10-Q INDEX

                                                                          PAGE

PART I.  FINANCIAL INFORMATION

  ITEM 1:  Financial Statements...........................................  3

           Condensed Balance Sheets as of June 30, 2001
                and December 31, 2000.....................................  3

           Condensed Statements of Operations for the three and
                six months ended June 30, 2001 and 2000...................  4

           Condensed Statements of Cash Flows for six months
                ended June 30, 2001 and 2000..............................  5

           Notes to the Condensed Financial Statements....................  6

  ITEM 2:  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................  7

  ITEM 3:  Quantitative and Qualitative Disclosures About Market
                Risk...................................................... 11

PART II. OTHER INFORMATION

  ITEM 4:  Submission of Matters to a Vote of Security Holders............ 11

  ITEM 5:  Other Information.............................................. 12

  ITEM 6:  Exhibits and Reports on Form 8-K............................... 12

           SIGNATURES .................................................... 12

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          NEUROCRINE BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                          JUNE 30,  DECEMBER 31,
                                                           2001         2000
                                                        (unaudited)
                                                         ---------   -----------

                                     ASSETS

Current assets:
  Cash and cash equivalents .............................$  25,431    $  21,078
  Short-term investments, available-for-sale ............  118,877      143,592
  Receivables under collaborative agreements ............    1,985        5,974
  Other current assets ..................................    2,546        1,761
                                                         ----------  -----------
     Total current assets ...............................  148,839      172,405

  Property and equipment, net ...........................   12,141       11,300
  Licensed technology and patent applications costs, net       284          362
  Other assets ..........................................    2,360        1,895
                                                         ----------  ----------
     Total assets .......................................$ 163,624    $ 185,962
                                                         ==========  ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................$     731    $   1,065
  Accrued liabilities ...................................    8,788       11,135
  Deferred revenues .....................................    1,587        1,172
  Current portion of long-term debt .....................      149          149
  Current portion of capital lease obligations ..........    1,592        1,438
                                                         ----------   ----------
     Total current liabilities ..........................   12,847       14,959

  Long-term debt, net of current portion ................       87          162
  Capital lease obligations, net of current portion .....    2,336        2,121
  Deferred rent .........................................    1,937        1,646
  Deferred revenues .....................................    2,473        2,890
  Other liabilities .....................................    1,079          976
                                                         ----------   ----------
     Total liabilities ..................................   20,759       22,754

Stockholders' equity:
  Preferred Stock, $0.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding .......        -            -
  Common Stock, $0.001 par value; 50,000,000 shares
     authorized; issued and outstanding shares were
     25,655,015 in 2001 and 25,314,470 in 2000 ..........       26           25
  Additional paid in capital ............................  238,393      233,565
  Deferred compensation .................................     (481)         (59)
  Stockholder notes .....................................     (104)        (104)
  Accumulated other comprehensive income ................      318          261
  Accumulated deficit ...................................  (95,287)     (70,480)
                                                         ----------   ----------
     Total stockholders' equity .........................  142,865      163,208
                                                         ----------   ----------
     Total liabilities and stockholders' equity .........$ 163,624    $ 185,962
                                                         ==========   ==========


          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (UNAUDITED; IN THOUSANDS EXCEPT LOSS PER SHARE DATA)

                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      --------------------  --------------------
                                        2001       2000       2001       2000
                                      --------------------  --------------------
Revenues:
  Sponsored research and development  $  2,879   $  1,534   $  5,844   $  3,056
  License and option fees ............     229      1,000        458      2,000
  Grant income and other revenues ....     220        408        514        664
                                      --------------------  --------------------
      Total revenues .................   3,328      2,942      6,816      5,720

Operating expenses:
  Research and development ...........  16,066      8,134     31,256     15,905
  General and administrative .........   2,854      2,188      5,231      4,421
                                      --------------------  --------------------
     Total operating expenses ........  18,920     10,322     36,487     20,326

Loss from operations ................. (15,592)    (7,380)   (29,671)   (14,606)

Other income and (expenses):
  Interest income ....................   2,106      1,463      4,711      3,035
  Interest expense ...................     (72)       (54)      (144)      (112)
  Other income and expenses, net .....     214        779        297        644
                                      --------------------  --------------------
Loss before income taxes ............. (13,344)    (5,192)   (24,807)   (11,039)

Income taxes .........................    -          -          -           200
                                       -------------------  --------------------
Net loss .............................$(13,344)  $ (5,192)  $ 24,807)  $(11,239)
                                       ===================  ====================

Loss per common share:
  Basic and diluted                   $  (0.52)  $  (0.24)  $  (0.97)  $  (0.51)

Shares used in the calculation of
 loss per common share:
  Basic and diluted                     25,498     21,897     25,452     21,834





         See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,

                                                            2001         2000
                                                         ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ................................................$ (24,807)   $ (11,239)
Adjustments to reconcile net loss to net cash
  provided by/ (used in) operating activities:
      Loss on asset disposal ............................       51            -
      Depreciation and amortization .....................    1,231        1,055
      Deferred revenues .................................       (2)        (102)
      Deferred expenses .................................      396          591
      Compensation expenses for stock options ...........    1,349        1,321
      Change in operating assets and liabilities:
           Accounts receivable and other current assets .    3,204          431
           Other non-current assets .....................     (298)        (158)
           Accounts payable and accrued liabilities .....   (1,768)      (2,668)
                                                         ----------   ----------
Net cash flows used in operating activities .............  (20,644)     (10,769)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments .....................  (41,329)     (25,072)
Sales/maturities of short-term investments ..............   66,101       17,000
Purchases of property and equipment .....................   (2,212)      (1,294)
                                                         ----------   ----------
Net cash flows provided by/(used in)investing activities    22,560       (9,366)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock ................................    2,143        1,822
Proceeds from capital lease financing ...................    1,011            -
Principal payments on long-term obligations, ............     (717)        (480)
                                                         ----------   ----------
Net cash flows provided by financing activities .........    2,437        1,342
                                                         ----------   ----------
Net increase/(decrease) in cash and cash equivalents ....    4,353      (18,793)

Cash and cash equivalents at beginning of the period ....   21,078       21,265
                                                         ----------   ----------
Cash and cash equivalents at end of the period ..........$  25,431    $   2,472
                                                         ==========   ==========








         See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The condensed financial statements included herein are unaudited. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and six months ended June 30, 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

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

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be tested annually and also whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed alter June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results and operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

OVERVIEW

         We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, cancer and diabetes. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of June 30, 2001, we have incurred a cumulative deficit of $95.3 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenues for the second quarter of 2001 were $3.3 million compared with $2.9 million for the same period last year. The increase in revenues from last year to this year resulted primarily from revenues received under the Taisho Pharmaceuticals Co., Ltd. (Taisho) agreement. Under the Taisho agreement, we recognized $2.3 million in revenues this quarter compared to $1.0 million in option fees in the same quarter last year. In January 2000, we provided Taisho a six month exclusive option to negotiate a collaborative agreement in exchange for a fee of $2.0 million. This fee was deferred and amortized ratably over the first six months of 2000. In July 2000, an agreement was reached which provided for license fees, sponsored research and development funding and milestones. The increase in revenues from the Taisho agreement was partially offset by the completion of the sponsored research portion of the 1999 Janssen Pharmaceutica, N.V. (Janssen) agreement. These activities concluded, as scheduled, in February 2001. Under the Janssen agreement, we received $778,000 in sponsored research and development during the second quarter of 2000. In addition, grant revenues in the three months ended June 30, 2001 decreased to $220,000 from $408,000 for the same period last year. The decrease was primarily the result of the completion of several short-term grants that the Company was awarded in 2000.

         Research and development expenses increased to $16.1 million for the second quarter of 2001 compared with $8.1 million for the respective period in 2000. Increased expenses primarily reflect higher costs associated with expanding development activities and the addition of scientific personnel. Currently, we have 15 programs in our research and development pipeline. Five of these programs are in clinical development, three programs are in advanced pre-clinical development and seven are in various stages of research. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

         General and administration expenses increased to $2.9 million for the second quarter of 2001 compared with $2.2 million during the same period last year. The increase resulted from additional administrative personnel expenses, primarily wages and recruiting and relocation costs, and professional service expenses, predominantly legal costs to support the expanded research and clinical development efforts.

         Interest income increased to $2.1 million during the second quarter of 2001 compared to $1.5 million for the same period last year. The increase primarily resulted from higher investment balances achieved through offerings of our common stock. In December 2000, we sold 3.2 million shares in a public offering, which resulted in net proceeds of $90.4 million. Due to the increase in cash reserves generated from this transaction, we anticipate interest income for this year will be higher than that of last year.

         Net loss for the second quarter of 2001 was $13.3 million, or $0.52 per share, compared to $5.2 million, or $0.24 per share, for the same period in 2000. The increase in net loss resulted primarily from the expanded testing of our five clinical programs and the addition of scientific and clinical development personnel. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

         To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues for the six months ended June 30, 2001 were $6.8 million compared with $5.7 million in 2000. The increase in revenues from last year to this year resulted primarily from revenues received under the Taisho Pharmaceuticals Co., Ltd. (Taisho) agreement. Under the collaboration, we received $4.4 million in revenues in the six months ended June 30, 2001 compared to $2.0 million in option fees for the respective period last year. In January 2000, we provided Taisho a six month exclusive option to negotiate a collaborative agreement in exchange for a fee of $2.0 million. This fee was deferred and amortized ratably over the first six months of 2000. In July 2000, an agreement was reached which provided for license fees, sponsored research and development funding and milestones. The increase in revenues from the Taisho agreement was partially offset by the completion of the sponsored research portion of the 1999 Janssen Pharmaceutica, N.V. (Janssen) agreement. These activities concluded, as scheduled, in February 2001. Under the Janssen agreement, we received $338,000 and $1.5 million for the six months ended June 30, 2001 and 2000, respectively. In addition, grant revenues in the six months ended June 30, 2001 decreased to $514,000 from $664,000 for the same period last year. The decrease was primarily the result of the completion of several short-term grants that the Company was awarded in 2000.

         Research and development expenses increased to $31.3 million for the first six months of 2001 compared with $15.9 million for the respective period in 2000. Increased expenses primarily reflect higher costs associated with expanding development activities and the addition of scientific personnel. Currently, we have 15 programs in our research and development pipeline. Five of these programs are in clinical development, three programs are in advanced pre-clinical development and seven are in various stages of research. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

         General and administration expenses increased to $5.2 million for the six months ended June 30, 2001 compared with $4.4 million during the same period last year. The increase resulted from additional administrative personnel expenses, primarily wages and recruiting and relocation costs, and professional service expenses, predominantly legal costs to support the expanded research and clinical development efforts.

         Interest income increased to $4.7 million during the first quarter of 2001 compared to $3.0 million for the same period last year. The increase primarily resulted from higher investment balances achieved through offerings of our common stock. In December 2000, we sold 3.2 million shares in a public offering, which resulted in net proceeds of $90.4 million. Due to the increase in cash reserves generated from this transaction, we anticipate interest income for this year will be higher than that of last year.

         Net loss for the first six months of 2001 was $24.8 million, or $0.97 per share, compared to $11.2 million, or $0.51 per share, for the same period in 2000. The increase in net loss resulted primarily from the expanded testing of our five clinical programs and the addition of scientific and clinical development personnel. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

         To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, our cash, cash equivalents, and short-term investments totaled $144.3 million compared with $164.7 million at December 31, 2000. The decrease in cash balances at June 30, 2001 resulted primarily from the funding of current period operations.

         Net cash used by operating activities during the six months ended June 30, 2001 was $20.6 million compared with $10.8 million during the same period last year. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of scientific personnel.

         Net cash provided by investing activities during the six months ended June 30, 2001 was $22.6 million compared to net cash used of $9.4 million for the first six months of 2000. This fluctuation resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2001 are expected to be approximately $4.0 million and will be financed primarily through leasing arrangements.

     Net cash provided by financing activities during the first six months of 2001 was $2.4 million compared with $1.3 million for the respective period last year. Cash proceeds from the issuance of common stock under option and employee purchase programs was $2.1 million and $1.8 million in the six months ended June 30, 2001 and 2000, respectively. In addition, capital lease financing provided $1.0 million in cash during the first six months of 2001. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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

         We will require additional funding to continue our research and product development programs, to conduct pre-clinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates.

         We expect to incur operating losses over the next several years as our research, development, pre-clinical studies and clinical trial activities increase. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful, any products marketed will generate sufficient revenues to enable us to earn a profit.

INTEREST RATE RISK

         We are exposed to interest rate risk on our short-term investments and on our long-term debt. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on June 30, 2001, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

         Interest risk exposure on long-term debt relates to our note payable, which bears a floating interest rate of prime plus one quarter percent (7.00% at June 30, 2001 and 9.75% at December 31, 2000). At June 30, 2001 and December 31, 2000, the note balance was $236,000 and $311,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of our long-term debt, we have concluded that we do not have a material financial market risk exposure.

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

                           PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(A) The Company's Annual Meeting of Stockholders was held on May 24, 2001 (the "Annual Meeting").

(B)  The following Class II Directors were elected at the Annual Meeting:

            Name                    Position              Term Expires
     --------------------       -----------------         ------------
     Stephen A. Sherwin         Class II Director             2004
     Richard F. Pops            Class II Director             2004

     The following Class I and III Directors continue to serve their respective terms which expire on the Company's Annual Meeting of Stockholders in the year as noted:

             Name                    Position              Term Expires
      --------------------       -----------------         ------------
      Joseph A. Mollica          Class I Director              2003
      Wylie W. Vale              Class I Director              2003
      Gary A. Lyons              Class III Director            2002
      Lawrence Steinman          Class III Director            2002

     (C) At the Annual Meeting, stockholders voted on four matters: (i) the election of two Class II Directors for a term of three years expiring in 2004,
(ii) the amendment of the 1992 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 6,050,000 to 6,800,000 shares, (iii) the amendment of the 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance from 425,000 to 525,000 shares, and (iv) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001. The voting results were as follows:

(i)   The election of two Class II Directors for a term of three years:
      Stephen A. Sherwin         For  21,043,385          Withhold  568,639
      Richard F. Pops            For  21,199,966          Withhold  412,058

(ii) Approval to amend the Company's 1992 Incentive Stock Plan, increasing the number of shares of common stock reserved for issuance from 6,050,000 to 6,800,000 Shares:
      For   18,623,648           Against  2,472,076       Abstain   516,300

(iii) Approval to amend the Company's 1996 Employee Stock Purchase Plan, increasing the number of shares of common stock reserved for issuance from 425,000 to 525,000 shares:
      For 21,036,321             Against 565,449          Abstain 10,254

(iv) Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2001:
      For  21,577,338            Against 25,230           Abstain 9,456

ITEM 5.   OTHER INFORMATION

         On July 20, 2001, the Company and Glaxo Group Limited, a subsidiary of GlaxoSmithKline (GSK) signed a worldwide research, development and commercialization agreement for Corticotropin Releasing Factor Receptor Antagonists (CRF-R1 and CRF-R2), an entirely new class of compounds to treat psychiatric, neurological and gastrointestinal diseases including anxiety, depression and irritable bowel syndrome. The Company's CRF-R1 Antagonist, NBI-34041, is currently in Phase I development for anxiety and depression.

         Under the terms of the agreement, the Company and GSK will conduct a collaborative research program for up to five years to identify and develop CRF-R antagonist compounds. The collaboration also includes worldwide development and commercialization of NBI-34041 as well as back-up candidates resulting from the joint research program. Under the GSK agreement, we are entitled to receive license fees, milestones, sponsored development funding for external development costs, plus royalties on any future worldwide product sales and co-promotion rights in the United States.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   Exhibits.  The following exhibit is filed as part of this report:

      10.1* Collaboration and License Agreement between the Registrant and Glaxo
            Group Limited dated July 20, 2001.
      ________________

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

     Dated:   08/14/01                             /s/ Paul W. Hawran
           ------------                            ----------------------------
                                                   Paul W. Hawran
                                                   Executive Vice President and
                                                   Chief Financial Officer