Form 10-Q
period 2001-09-30
NEUROCRINE BIOSCIENCES INC
filed 2001-11-13
CIK 914475

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              _____________________


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                              Yes X              No

     The number of outstanding shares of the registrant's Common Stock, par value of $0.001, was 26,212,635 as of October 31, 2001.

================================================================================

                           NEUROCRINE BIOSCIENCES, INC.
                                 FORM 10-Q INDEX


                                                                          PAGE
PART I.  FINANCIAL INFORMATION

  ITEM 1:  Financial Statements.............................................3

           Condensed Balance Sheets as of September 30, 2001
              and December 31, 2000.........................................3

           Condensed Statements of Operations for the three and nine months ended September 30, 2001 and 2000.............................4

           Condensed Statements of Cash Flows for nine months
              ended September 30, 2001 and 2000.............................5

           Notes to the Condensed Financial Statements......................6

  ITEM 2:  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................7

  ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk......11

PART II. OTHER INFORMATION

  ITEM 6:  Exhibits and Reports on Form 8-K................................11

           SIGNATURES......................................................11

                         PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                          NEUROCRINE BIOSCIENCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                      September 30, December 31,
                                                          2001         2000
                                                       (unaudited)
                                                      ------------- ------------


                                   ASSETS
Current assets:
  Cash and cash equivalents .............................$  11,946    $  21,078
  Short-term investments, available-for-sale ............  129,309      143,592
  Receivables under collaborative agreements ............   19,710        5,974
  Other current assets ..................................    1,704        1,761
                                                         ----------   ----------
       Total current assets .............................  162,669      172,405

Property and equipment, net .............................   12,653       11,300
Licensed technology and patent applications costs, net ..      245          362
Other assets ............................................    2,387        1,895
                                                         ----------   ----------
       Total assets .....................................$ 177,954    $ 185,962
                                                         ==========   ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................$   1,354    $   1,065
  Accrued liabilities ...................................   11,119       11,135
  Deferred revenues .....................................    8,243        1,172
  Current portion of long-term debt .....................      149          149
  Current portion of capital lease obligations ..........    1,545        1,438
                                                         ----------   ----------
     Total current liabilities ..........................   22,410       14,959

Long-term debt, net of current portion ..................       37          162
Capital lease obligations, net of current portion .......    2,005        2,121
Deferred rent ...........................................    4,996        1,646
Deferred revenues .......................................    2,075        2,890
Other liabilities .......................................      898          976
                                                         ----------   ----------
       Total liabilities  ...............................   32,421       22,754

Stockholders' equity:
  Preferred stock, $0.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding .......        -            -
  Common stock, $0.001 par value; 50,000,000 shares
     authorized; issued and outstanding shares were
     26,187,852 in 2001 and 25,314,470 in 2000 ..........       26           25
  Additional paid in capital ............................  238,880      233,565
  Deferred compensation .................................     (444)         (59)
  Stockholder notes  ....................................     (104)        (104)
  Accumulated other comprehensive income (loss) .........      (45)         261
  Accumulated deficit  ..................................  (92,780)     (70,480)
                                                         ----------   ----------
       Total stockholders' equity  ......................  145,533      163,208
                                                         ----------   ----------
       Total liabilities and stockholders' equity .......$ 177,954    $ 185,962
                                                         ==========   ==========

          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
              (unaudited; in thousands except per share data)


                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      --------------------  --------------------
                                        2001       2000       2001       2000
                                                (restated)            (restated)
                                      --------------------  --------------------
Revenues:
  Sponsored research and development .$  5,104   $  1,887   $ 10,948   $  4,943
  License and option fees ............     501        152        959      2,152
  Milestones .........................  15,500          -     15,500          -
  Grant income and other revenues ....     488        386      1,002      1,050
                                      --------------------  --------------------
      Total revenues .................  21,593      2,425     28,409      8,145

Operating expenses:
  Research and development ...........  18,327     12,499     49,583     28,404
  General and administrative .........   2,073      2,509      7,304      6,930
                                      --------------------  --------------------
     Total operating expenses ........  20,400     15,008     56,887     35,334

                                       -------------------  --------------------
Income (loss) from operations ........   1,193    (12,583)   (28,478)   (27,189)

Other income and (expenses):

  Interest income ....................   1,254      1,431      5,965      4,466
  Interest expense ...................     (79)       (61)      (223)      (173)
  Other income and expenses, net .....     139        282        436        926
                                       -------------------  --------------------


Income (loss) before income taxes ....   2,507    (10,931)   (22,300)   (21,970)


Income taxes .........................       -        102          -        302
                                       -------------------  --------------------

Net income (loss) ....................$  2,507   $(11,033)  $(22,300)  $(22,272)
                                      ====================  ====================

Income (loss) per common share:
  Basic                               $   0.10   $  (0.50)  $  (0.87)  $  (1.02)
  Diluted                             $   0.09   $  (0.50)  $  (0.87)  $  (1.02)

Shares used in the calculation of loss per common share:
  Basic                                 25,816     22,032     25,575     21,900
  Diluted                               27,972     22,032     25,575     21,900





          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited; in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                         -----------------------
                                                            2001         2000
                                                                      (restated)
                                                         ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net loss ................................................$ (22,300)   $ (22,272)
Adjustments to reconcile net loss to net cash
  provided by/(used in) operating activities:
      Loss on asset disposal ............................       51            -
      Depreciation and amortization .....................    1,918        1,618
      Deferred revenues .................................    9,177        2,791
      Deferred expenses .................................      352          785
      Compensation expenses for stock options ...........    1,585        1,986
      Change in operating assets and liabilities:
           Accounts receivable and other current assets .  (13,680)         545
           Other non-current assets .....................     (238)         837
           Accounts payable and accrued liabilities .....    1,188          886
                                                         ----------   ----------
Net cash flows used in operating activities .............  (21,947)     (12,824)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments .....................  (73,953)     (25,140)
Sales/maturities of short-term investments ..............   87,930       26,775
Purchases of property and equipment .....................   (3,459)      (1,688)
                                                         ----------   ----------
Net cash flows provided by/(used in) investing activities   10,518          (53)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock ................................    2,431        2,816
Proceeds from capital lease financing ...................    1,011          650
Principal payments on long-term obligations .............   (1,145)        (706)
Payments received on notes receivable from stockholders .        -           15
                                                         ----------   ----------
Net cash flows provided by financing activities .........    2,297        2,775
                                                         ----------   ----------
Net decrease in cash and cash equivalents ...............   (9,132)     (10,102)

Cash and cash equivalents at beginning of the period ....   21,078       21,265
                                                         ----------   ----------
Cash and cash equivalents at end of the period ..........$  11,946    $  11,163
                                                         ==========   ==========






          See accompanying notes to the condensed financial statements.

                          NEUROCRINE BIOSCIENCES, INC.
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION

     The condensed financial statements included herein are unaudited. Certain reclassifications have been made to prior year amounts to conform to the presentation for the three and nine months ended September 30, 2001. These statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

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


3.   NET EARNINGS OR LOSS PER COMMON SHARE

     Basic net earnings or loss per common share is calculated using the weighted average number of common shares outstanding during the period. Diluted net earnings or loss per common share is calculated by adding the total incremental number of common share equivalents and the weighted average number of common shares outstanding during the period using the treasury stock method. Except for the quarter ending September 30, 2001, the incremental shares of the common share equivalents for all other periods were excluded from the calculation of diluted net loss per share as their effects were antidilutive.


4.   COMPREHENSIVE INCOME

     Our comprehensive losses consist of net losses and unrealized gains and losses on investments. The accumulated balances of these components are disclosed as a separate component of stockholders' equity.


5.   REVENUE RECOGNITION

     During the fourth quarter of 2000, the Company adopted SAB 101, "Revenue Recognition in Financial Statements". SAB 101 provides, among other revenue items, guidance in the recognition of nonrefundable, up-front fees received in conjunction with a research and development agreement. The result of the adoption of SAB 101 was to reduce recognition of license fee revenues reported during the third quarter of 2000 by $2.9 million, increasing net loss per share by $0.13 for the three and nine months ended September 30, 2000. These revenues were deferred and will be recognized as income, ratably over the estimated lives of the respective agreements.

     Milestones are recognized as revenue when earned. The earnings process is considered complete when the milestone coincides with the occurrence of a contract specified event and represents the completion of a substantive element of an arrangement. In July 2001, the Company and Glaxo Group Limited, a subsidiary of GlaxoSmithKline (GSK), signed a worldwide collaboration and license agreement to engage in the research, development and commercialization of Corticotropin Releasing Factor Receptor Antagonist Compounds. Under the GSK agreement, we completed and recognized a $15.5 million milestone in September 2001.


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Under FAS 142, goodwill will be reviewed annually and also whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of these standards is not expected to have a material impact on the Company's results of operations and financial position.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of our collaborative agreements, the receipt of research payments there under, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results and operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below and those outlined in our 2000 Annual Report on Form 10-K and the most recent Form S-3 filed with the SEC.


OVERVIEW

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, cancer and diabetes. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of September 30, 2001, we have incurred a cumulative deficit of $92.8 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues for the third quarter of 2001 were $21.6 million compared with $2.4 million for the same period last year. The increase in revenues from last year to this year resulted primarily from revenues received under the GlaxoSmithKline (GSK) and Taisho Pharmaceuticals Co., Ltd. (Taisho) agreements. On July 20, 2001, the Company and Glaxo Group Limited, a subsidiary of GSK, signed a worldwide collaboration and license agreement to engage in the research, development and commercialization of Corticotropin Releasing Factor Receptor Antagonist Compounds. Under the GSK agreement, we recognized $1.6 million in license and sponsored research and development funding and a $15.5 million milestone. We also recognized $2.5 million in license and sponsored development fees, and $713,000 in sponsored research related to the Taisho agreement this quarter compared to $538,000 in license and sponsored development fees in the same quarter last year. The increase in revenues from these agreements was partially offset by the completion of the sponsored research portion of the 1999 Janssen Pharmaceutica, N.V. (Janssen) agreement. These activities concluded, as scheduled, in February 2001. Under the Janssen agreement, we received $743,000 in sponsored research and development during the third quarter of 2000.

     Research and development expenses increased to $18.3 million for the third quarter of 2001 compared with $12.5 million for the respective period in 2000. Increased expenses primarily reflect higher costs associated with expanding development activities and the addition of scientific and clinical development personnel. Currently, we have 15 programs in our research and development pipeline. Five of these programs are in clinical development, three programs are in advanced pre-clinical development and seven are in various stages of research. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

     General and administration expenses decreased to $2.1 million for the third quarter of 2001 compared with $2.5 million during the same period last year. The decrease resulted primarily from lower management consulting fees associated with the Taisho agreement.

     Interest income decreased to $1.3 million during the third quarter of 2001 compared to $1.4 million for the same period last year. Even though the cash balance was higher in the third quarter of 2001 compared to 2000, interest income was lower as a result of declining interest rates in 2001.

     Net income for the third quarter of 2001 was $2.5 million, or $0.10 per share, compared to a net loss $11.0 million, or $0.50 per share, for the same period in 2000. The increase to a net income was primarily the result of the GlaxoSmithKline revenue recognized in the third quarter of 2001. The increased revenue was partially offset from the cost of expanded testing of our five clinical programs and the addition of scientific and clinical development personnel. We expect net losses in the fourth quarter and year-end 2001 as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

                NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

     Revenues for the nine months ended September 30, 2001 were $28.4 million compared with $8.1 million in 2000. The increase from last year to this year resulted primarily from revenues received under the GSK and Taisho agreements. Under the new GSK agreement, we recognized $1.6 million in license and sponsored research and development funding and a $15.5 million milestone in 2001. We also recognized $7.0 million in sponsored research and development, and $579,000 in license fees related to the Taisho agreement in the nine months ended September 30, 2001 compared to $2.2 million in option and license fees and $388,000 in sponsored development fees for the respective period last year. The increase in revenues from these agreements was partially offset by the completion of the sponsored research portion of the Janssen agreement. These activities concluded, as scheduled, in February 2001. Under the Janssen agreement, we received $342,000 and $2.2 million for the nine months ended September 30, 2001 and 2000, respectively.

     Research and development expenses increased to $49.6 million for the first nine months of 2001 compared with $28.4 million for the respective period in 2000. Increased expenses primarily reflect higher costs associated with expanding development activities and the addition of scientific and clinical development personnel. Currently, we have 15 programs in our research and development pipeline. Five of these programs are in clinical development, three programs are in advanced pre-clinical development and seven are in various stages of research. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

     General and administration expenses increased to $7.3 million for the nine months ended September 30, 2001 compared with $6.9 million during the same period last year. The increase resulted from additional administrative personnel expenses, primarily recruiting and relocation, and professional service expenses, predominantly legal costs to support the expanded research and clinical development efforts. The increase was partially offset by lower management consulting fees associated with the Taisho agreement.

     Interest income increased to $6.0 million for the first nine months of 2001, compared to $4.5 million for the same period last year. Despite lower interest rates in 2001 compared to 2000, interest income increased because of higher investment balances achieved through offerings of our common stock. In December 2000, we sold 3.2 million shares in a public offering, which resulted in net proceeds of $90.4 million. Due to the increase in cash reserves generated from this transaction, we anticipate interest income for this year will be higher than that of last year.

     Net loss for the first nine months of 2001 was $22.3 million, or $0.87 per share compared to $22.3 million, or $1.02 per share, for the same period in 2000. Higher costs in 2001 from expanded testing of our five clinical programs and the addition of scientific and clinical development personnel were offset by the increase in third quarter revenues. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.



LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001, our cash, cash equivalents, and short-term investments totaled $141.3 million compared with $164.7 million at December 31, 2000. The decrease in cash balances at September 30, 2001 resulted primarily from funding of operations.

     Net cash used by operating activities during the nine months ended September 30, 2001 was $21.9 million compared with $12.8 million during the same period last year. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of scientific and clinical development personnel.

     Net cash provided by investing activities during the nine months ended September 30, 2001 was $10.5 million compared to net cash used of $53,000 for the first nine months of 2000. This fluctuation resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2001 will be financed primarily through leasing agreements and are expected to be approximately $4.0 million this year, of which $3.5 million has been incurred in the nine months ending September 30, 2001.

     Net cash provided by financing activities during the first nine months of 2001 was $2.3 million compared with $2.8 million for the respective period last year. Cash proceeds from the issuance of common stock under option and employee purchase programs was $2.4 million and $2.8 million in the nine months ended September 30, 2001 and 2000, respectively. In addition, capital lease financing provided $1.0 million in cash during the first nine months of 2001 and $650,000 for the same period in 2000. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

     We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct our research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our research and product development programs.

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


INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments and on our long-term debt. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on September 30, 2001, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

     Interest risk exposure on long-term debt relates to our note payable, which bears a floating interest rate of prime plus one quarter percent (6.25% at September 30, 2001 and 9.75% at December 31, 2000). At September 30, 2001 and December 31, 2000, the note balance was $186,000 and $311,000, respectively. This note is payable in equal monthly installments through January 2003. Based on the balance of our long-term debt, we have concluded that we do not have material financial market risk exposure.


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


                           PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits.  The following exhibit is filed as part of this report:

      10.1 Employment Agreement dated October 17, 2001, between the Registrant and Henry Pan, MD, PhD.

(B) Reports on Form 8-K. There were no current reports on Forms 8-K filed this quarter.



                                   SIGNATURES

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934, the
registrant  has  duly  caused   this  report  to be signed on its behalf  by the
undersigned thereunto duly authorized.

     Dated:   11/12/01                                 /s/ Paul W. Hawran
           ------------                            ----------------------------
                                                   Paul W. Hawran
                                                   Executive Vice President and
                                                   Chief Financial Officer