Form 10-Q
period 2002-03-31
NEUROCRINE BIOSCIENCES INC
filed 2002-05-08
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2002

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

        The number of outstanding shares of the registrant’s Common Stock, par value of $0.001, was 30,419,217 as of April 30, 2002.

NEUROCRINE BIOSCIENCES, INC
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED BALANCE SHEETS
 (in thousands, except for share information)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,314	$163,888
Short-term investments, available-for-sale	254,691	156,094
Receivables under collaborative agreements	4,895	9,949
Other current assets	2,707	1,584
Total current assets	313,607	331,515

Property and equipment, net	11,723	12,088
Licensed technology and patent applications costs, net	155	188
Other non-current assets	2,801	2,559
Total assets	$328,286	$346,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$868	$1,539
Accrued liabilities	15,976	15,753
Deferred revenues	4,924	5,382
Current portion of long-term debt	112	149
Current portion of capital lease obligations	1,775	1,938
Total current liabilities	23,655	24,761

Capital lease obligations, net of current portion	3,228	3,600
Deferred rent	2,317	2,196
Deferred revenues	3,838	4,417
Other liabilities	1,314	983
Total liabilities	34,352	35,957

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 30,402,069 in 2002 and 30,347,744 in 2001	30	30
Additional paid-in capital	420,574	420,018
Deferred compensation	(1,601)	(1,815)
Notes receivable from stockholders	(381)	(381)
Accumulated other comprehensive loss	(1,534)	(69)
Accumulated deficit	(123,154)	(107,390)
Total stockholders' equity	293,934	310,393
Total liabilities and stockholders' equity	$328,286	$346,350

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
Revenues:
Sponsored research and development	$3,958	$2,965
License fees	583	229
Grant income and other revenues	416	294
Total revenues	4,957	3,488

Operating expenses:
Research and development	20,047	15,190
General and administrative	2,731	2,377
Total operating expenses	22,778	17,567

Loss from operations	(17,821)	(14,079)
Other income and (expenses):
Interest income	2,045	2,605
Interest expense	(101)	(72)
Other income and expenses, net	113	83
Total other income and (expenses)	2,057	2,616

Net loss	$(15,764)	$(11,463)

Loss per common share:
Basic and Diluted	$(0.52)	$(0.45)
Shares used in the calculation of loss per common share:
Basic and Diluted	30,384	25,407

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2002	2001
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(15,764)	$(11,463)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of assets	-	51
Depreciation and amortization	700	593
Deferred revenues	(1,037)	264
Deferred expenses	452	174
Non-cash compensation expense	225	640
Change in operating assets and liabilities:
Accounts receivable and other current assets	3,931	4,540
Other non-current assets	(152)	(142)
Accounts payable and accrued liabilities	(448)	(2,874)
Net cash used in operating activities	(12,093)	(8,217)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(181,566)	(15,976)
Sales/maturities of short-term investments	81,504	30,942
Purchases of property and equipment	(392)	(898)
Net cash (used in) provided by investing activities	(100,454)	14,068

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	545	737
Principal payments on long-term obligations	(572)	(346)
Net cash (used in) provided by financing activities	(27)	391
Net (decrease) increase in cash and cash equivalents	(112,574)	6,242
Cash and cash equivalents at beginning of the period	163,888	21,078
Cash and cash equivalents at end of the period	$51,314	$27,320

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 NOTES TO THE CONDENSED FINANCIAL STATEMENTS
 (unaudited)

1. BASIS OF PRESENTATION

      The condensed financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

      The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the SEC.

2. USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

3. SHORT-TERM INVESTMENTS, AVAILABLE-FOR-SALE

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

4. LOSS PER COMMON SHARE

      The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options, 2.3 million and 2.4 million for the three months ended March 31, 2002 and 2001, respectively, and were excluded from the diluted loss per share because of their anti-dilutive effect.

5. COMPREHENSIVE INCOME

      Comprehensive income is calculated in accordance with SFAS No. 130, "Comprehensive Income." SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's other comprehensive income (loss) consisted of gains and losses on short-term investments and is reported in the statements of stockholders' equity. For the years ended March 31, 2002 and 2001 the comprehensive loss consisted of the following (in thousands):

	Three months ended
	March 31,
	2002	2001
Net loss	$(15,764)	$(11,463)
Unrealized loss on investments	(1,465)	(257)
Comprehensive loss	$(17,229)	$(11,720)

6. REVENUE RECOGNITION

      In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the period earned. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred. The Company recognizes revenue only on payments that are nonrefundable and when the work is performed.

7. RESEARCH AND DEVELOPMENT EXPENSE

      Research and development(R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trial expenses based on work performed, which relies on estimates of total hours incurred and completion of certain events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

8. NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the units of the combined entity into which an acquired entity is integrated. In addition, SFAS No. 142 concludes that goodwill and other intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 142 is required for fiscal years beginning after December 15, 2001, except for the nonamortization and amortization provisions, which are required for goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 had no impact on the Company's financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30. The adoption of SFAS No. 144 had no impact on the Company's financial position or results of operations.

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

OVERVIEW

      We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, cancer and diabetes. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as products are advanced through the various stages of clinical development. As of March 31, 2002, we have incurred a cumulative deficit of $123.1 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

      Revenues were $5.0 million for the first quarter 2002 compared with $3.5 million for the respective period last year. The increase in revenues for the three months ended March 31, 2002, compared with the respective period in 2001, is primarily from revenues received under the GlaxoSmithKline (GSK) agreement, Taisho Pharmaceutical Co., Ltd. (Taisho) and Wyeth. The GSK agreement started in Q3 of 2001 and provides for license fees, milestones and sponsored research & development funding. Under the GSK agreement, we recognized $1.9 million in revenues this quarter. Revenues recognized under the Taisho agreement totaled $2.3 million for the three months ended March 31, 2002 compared to $2.0 million for the same period last year. The increase is primarily due to increases in sponsored research and development revenues. This increase was partially offset by a decline in revenues under the Wyeth agreement, which decreased to $379,000 this quarter compared to $754,000 during the same period last year. The three-year term of the sponsored research under the Wyeth agreement was scheduled to terminate January 1, 2002. However, the Company and Wyeth agreed to extend the term of the sponsored research through December 31, 2002.

      Research and development expenses increased to $20.0 million for the first quarter 2002 compared with $15.2 million for the respective period in 2001. Increased expenses primarily reflect higher costs associated with expanding development activities and the addition of scientific personnel. We currently have 15 programs in various stages of research and development, including seven programs in clinical development. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

      General and administration expenses increased to $2.7 million for the first quarter 2002 compared with $2.4 million during the same period last year. We expect general and administrative costs to increase moderately this year to provide continued support on development and clinical trials, patent matters and collaborative relationships.

      Interest income decreased to $2.0 million during the first quarter of 2002 compared to $2.6 million for the same period last year. The decrease primarily resulted from lower interest rates on investment balances. In December 2001, we sold 4.0 million shares in a public offering, which resulted in net proceeds of $175.6 million. Due to the increase in cash reserves generated from this transaction, we anticipate interest income for this year will be higher than that of last year.

      Net loss for the first quarter of 2002 was $15.8 million, or $0.52 per share, compared to $11.5 million, or $0.45 per share, for the same period in 2001. The increase in net loss resulted primarily from the expanded testing of our seven clinical programs, primarily our insomnia program. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

      To date, the Company's revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 92% and 92% for the quarters ended March 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCE

      At March 31, 2002, our cash, cash equivalents, and short-term investments totaled $306.0 million compared with $320.0 million at December 31, 2001. The decrease in cash balances at March 31, 2002 resulted primarily from the funding of current period operations.

      Net cash used by operating activities during the first quarter of 2002 was $12.1 million compared with $8.2 million during the same period last year. The increase in cash used in operations resulted primarily from the increase in clinical development activities and the addition of scientific personnel.

      Net cash used in investing activities during the first quarter of 2002 was $100.5 million compared to net cash provided by investing activities of $14.1 million for the first quarter of 2001. This fluctuation resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2002 are expected to be approximately $6.9 million and will be financed primarily through leasing arrangements.

      Net cash used in financing activities during the first quarter of 2002 was $28,000 compared with net cash provided by financing activities of $391,000 for the respective period last year. Cash payments on principal debt balances exceeded proceeds from the issuance of common stock under option and employee purchase programs in the current quarter compared to the same quarter last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

      We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on March 31, 2002, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

PART II. OTHER INFORMATION
ITEM 5: OTHER INFORMATION

      On April 30, 2002, the Company extended its research collaboration with Wyeth. The focus of the collaboration is the Excitatory Amino Acid Transporter (EAAT) sub-type, EAAT-3 with applications to treat schizophrenia, Alzheimer's disease and other nervous system disorders. Neurocrine and Wyeth scientists have been successful in identifying a novel series of inhibitors, which have selectivity for the EAAT-3 transporter. Under the terms of the agreement, Wyeth will provide extended funding of Neurocrine scientists engaged in the collaborative program for an additional year. In addition, Neurocrine is entitled to receive payment for milestones reached and worldwide royalties on commercial sales of products which result from the collaboration.

      On April 2, 2002, the collaboration agreement between the Company and Taisho was amended to allow for a potential restructuring of the collaboration agreement and licensed territories. The agreement, as amended, provides that should Taisho terminate development of NBI-6024 prior to September 30, 2002, Taisho's monetary and development obligations under the agreement will continue through September 30, 2002.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
   Exhibits. There are no exhibits filed with this report.

   Reports on Form 8-K. Form 8-K was filed on January 14, 2002, reporting that the Board of Directors approved an amendment of its shareholder rights plan.
SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	May 8, 2002	/s/	Paul W. Hawran
Paul W. Hawran
Executive Vice President and
Chief Financial Officer