Form 10-Q
period 2002-06-30
NEUROCRINE BIOSCIENCES INC
filed 2002-08-14
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(858) 658-7600
(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes X	No

        The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,477,096 as of July 31, 2002.

NEUROCRINE BIOSCIENCES, INC
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED BALANCE SHEETS
 (in thousands, except for share information)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,856	$163,888
Short-term investments, available-for-sale	239,614	156,094
Receivables under collaborative agreements	2,722	9,949
Other current assets	4,406	1,584

Total current assets	294,598	331,515

Property and equipment, net	13,037	12,088
Licensed technology and patent applications costs, net	121	188
Other non-current assets	3,611	2,559

Total assets	$311,367	$346,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,445	$1,539
Accrued liabilities	17,604	15,753
Deferred revenues	2,623	5,382
Current portion of long-term debt	75	149
Current portion of capital lease obligations	1,881	1,938

Total current liabilities	23,628	24,761

Capital lease obligations, net of current portion	3,635	3,600
Deferred rent	2,438	2,196
Deferred revenues	3,259	4,417
Other liabilities	1,176	983

Total liabilities	34,136	35,957

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 30,471,621 as of June 30, 2002 and 30,347,744 as of December 31, 2001	30	30
Additional paid-in capital	421,507	420,018
Deferred compensation	(1,481)	(1,815)
Notes receivable from stockholders	(381)	(381)
Accumulated other comprehensive income (loss)	461	(69)
Accumulated deficit	(142,905)	(107,390)

Total stockholders’ equity	277,231	310,393

Total liabilities and stockholders’ equity	$311,367	$346,350

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$3,180	$2,879	$7,138	$5,844
License fees	583	229	1,166	458
Grant income	464	220	880	514

Total revenues	4,227	3,328	9,184	6,816

Operating expenses:
Research and development	23,096	16,066	43,143	31,256
General and administrative	3,151	2,854	5,882	5,231

Total operating expenses	26,247	18,920	49,025	36,487

Loss from operations	(22,020)	(15,592)	(39,841)	(29,671)
Other income and (expenses):
Interest income	2,282	2,106	4,327	4,711
Interest expense	(91)	(72)	(192)	(144)
Other income and (expenses), net	78	214	191	297

Total other income and (expenses)	2,269	2,248	4,326	4,864

Net loss	$(19,751)	$(13,344)	$(35,515)	$(24,807)

Net loss per common share:
Basic and diluted	$(0.65)	$(0.52)	$(1.17)	$(0.97)

Shares used in the calculation of net loss per common share:
Basic and diluted	30,433	25,498	30,408	25,452

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
 (in thousands)

	Six Months Ended June 30,
	2002	2001
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(35,515)	$(24,807)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of assets	-	51
Depreciation and amortization	1,405	1,231
Deferred revenues	(3,917)	(2)
Deferred expenses	495	396
Non-cash compensation expense	427	1,349
Change in operating assets and liabilities:
Accounts receivable and other current assets	4,405	3,204
Other non-current assets	(870)	(298)
Accounts payable and accrued liabilities	1,697	(1,768)

Net cash used in operating activities	(31,873)	(20,644)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(231,409)	(41,329)
Sales/maturities of short-term investments	148,419	66,101
Purchases of property and equipment	(2,469)	(2,212)

Net cash (used in) provided by investing activities	(85,459)	22,560

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	1,396	2,143
Proceeds from capital lease financing	1,052	1,011
Principal payments on long-term obligations	(1,148)	(717)

Net cash provided by financing activities	1,300	2,437

Net (decrease) increase in cash and cash equivalents	(116,032)	4,353
Cash and cash equivalents at beginning of the period	163,888	21,078

Cash and cash equivalents at end of the period	$47,856	$25,431

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 NOTES TO THE CONDENSED FINANCIAL STATEMENTS
 (unaudited)

1.  BASIS OF PRESENTATION

      The condensed financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.

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

3.  SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE

     Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

4.  LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect.

5.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income (loss) consists of gains and losses on short-term investments and is reported in the statements of stockholders’ equity. For the three months ended June 30, 2002 and 2001, comprehensive loss was $17.8 million and $13.0 million, respectively. For the six months ended June 30, 2002 and 2001 comprehensive loss was $36.0 million and $24.8 million, repsectively.

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

7.  RESEARCH AND DEVELOPMENT EXPENSE

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total hours incurred and completion of certain events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

8.  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, which rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company is required to adopt SFAS No. 145 in the first quarter of 2003 and management has determined that such adoption will not have a material impact on the financial statements.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements which involve risks and uncertainties, pertaining generally to the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results and operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below.

OVERVIEW

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, cancer and diabetes. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues until the FDA approves a drug candidate. Our lead drug candidate is in early stage phase III clinical trials, which we believe will be completed in 2003. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of June 30, 2002, we have incurred a cumulative deficit of $142.9 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     Revenues for the second quarter of 2002 were $4.2 million compared with $3.3 million for the same period last year. The increase in revenues for the three months ended June 30, 2002, compared with the respective period in 2001, is primarily from revenues received under the GlaxoSmithKline (GSK) agreement offset by a decline in revenues received under the Taisho Pharmaceutical Co., Ltd. (Taisho) agreement. The GSK agreement started in Q3 of 2001 and provides for license fees, milestones and sponsored research & development funding. We recognized $1.8 million in revenues this quarter under the GSK agreement. Revenues under the Taisho agreement, which provides for license fees, milestones and sponsored research & development funding, decreased to $1.6 million this quarter from $2.3 million for the same quarter last year. The decrease in revenue under the Taisho agreement is primarily due to timing of reimbursable development expenses and a potential restructuring of the collaboration agreement and licensed territories. The agreement, as amended in April 2002, provides that should Taisho terminate development of NBI-6024 prior to September 30, 2002, Taisho’s monetary and development obligations under the agreement would terminate on September 30, 2002.

     Research and development expenses increased to $23.1 million for the second quarter of 2002 compared with $16.1 million for the respective period in 2001. Increased expenses primarily reflect higher costs associated with expanding development activities, in particular the Indiplon phase III program (for insomnia). We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

     General and administration expenses increased to $3.2 million for the second quarter of 2002 compared with $2.9 million during the same period last year. We expect general and administrative costs to increase moderately this year to provide continued support on research and clinical development efforts.

     Interest income increased to $2.3 million during the second quarter of 2002 compared to $2.1 million for the same period last year. The increase is primarily due to higher investment balances, partially offset by declining interest rate yields during the second quarter of 2002 compared to the same period last year. Investment balances in 2002 were increased by the sale of 4.0 million shares of our common stock in a December 2001 public offering. Net proceeds received from the offering were $175.6 million. Due to lower interest rates, we expect interest income for this year to be similar to that of last year.

     Net loss for the second quarter of 2002 was $19.8 million, or $0.65 per share, compared to $13.3 million, or $0.52 per share, for the same period in 2001. The increase in net loss resulted primarily from the expanded clinical programs, primarily our insomnia program. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, the Company’s revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 89% and 93% for the quarters ended June 30, 2002 and 2001, respectively.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Revenues for the six months ended June 30, 2002 were $9.2 million compared with $6.8 million in 2001. The increase in revenues for the six months ended June 30, 2002 resulted primarily from revenues received under the GSK agreement offset by a decline in revenues received under the Taisho and Wyeth agreements. Under the GSK agreement, effective July 2001, we recognized $3.7 million in revenue for the six months ended June 30, 2002. Revenue under the Taisho agreement decreased to $3.9 million from $4.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in revenue under the Taisho agreement is primarily due to timing of reimbursable development expenses and a potential restructuring of the collaboration agreement and licensed territories. The agreement, as amended in April 2002, provides that should Taisho terminate development of NBI-6024 prior to September 30, 2002, Taisho’s monetary and development obligations under the agreement would terminate on September 30, 2002. Revenue under the Wyeth agreement decreased to $758,000 this period compared to $1.5 million during the same period last year. The three-year sponsored research portion of the Wyeth agreement was completed on schedule in December 2001 and was subsequently extended on a smaller scale through December 2002.

     Research and development expenses increased to $43.1 million for the first six months of 2002 compared with $31.3 million for the respective period in 2001. Increased expenses primarily reflect higher costs associated with expanding development activities, in particular the Indiplon Phase III program (for insomnia). We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

     General and administration expenses increased to $5.9 million for the six months ended June 30, 2002 compared with $5.2 million during the same period last year. We expect general and administration costs to increase moderately this year as we continue to expand our support in research and clinical development.

     Interest income decreased to $4.3 million for the six months ended June 30, 2002 compared to $4.7 million for the same period last year. The decrease is primarily due to declining interest rate yields, partially offset by higher investment balances during the first half of 2002 compared to the same period last year. Investment balances in 2002 were increased by the sale of 4.0 million shares of our common stock in a December 2001 public offering. Net proceeds received from the offering were $175.6 million. Due to lower interest rates, we expect interest income for this year to be similar to that of last year.

     Net loss for the first six months of 2002 was $35.5 million, or $1.17 per share, compared to $24.8 million, or $0.97 per share, for the same period in 2001. The increase in net loss resulted primarily from the expanded testing of our seven clinical programs and the addition of scientific and clinical development personnel. Net losses are expected to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, the Company’s revenues have primarily come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 90% and 92% for the six months ended June 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002, our cash, cash equivalents, and short-term investments totaled $287.5 million compared with $320.0 million at December 31, 2001. The decrease in cash balances at June 30, 2002 resulted primarily from the funding of research and development efforts, in particular, the support of multiple products in late phases of clinical development.

     Net cash used in operating activities during the six months ended June 30, 2002 was $31.9 million compared with $20.6 million during the same period last year. The increase in cash used in operations resulted primarily from the increase in clinical development activities.

     Net cash used in investing activities during the six months ended June 30, 2002 was $85.5 million compared to net cash provided by investing activities of $22.6 million for the same period last year. This fluctuation resulted primarily from the timing differences in the investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2002 are expected to be approximately $6.9 million and will be financed primarily through leasing arrangements.

     Net cash provided by financing activities during the first six months of 2002 was $1.3 million compared with $2.4 million for the respective period last year. Cash proceeds from the issuance of common stock under option and employee purchase programs was $1.4 million and $2.1 million in the six months ended June 30, 2002 and 2001, respectively. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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

INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on June 30, 2002, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

CAUTION ON FORWARD-LOOKING STATEMENTS

     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see “Risk Factors” included in Part I of our Form 10-K filed with the SEC.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of the Company’s exposure to, and management of, market risk appears in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Interest Rate Risk.”

PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   The Company’s Annual Meeting of Stockholders was held on May 23, 2002 (the “Annual Meeting”).

   The following Class III Directors were elected at the Annual Meeting:
Name	Position	Term Expires
Gary A. Lyons	Class III Director	2005
Lawrence Steinman	Class III Director	2005

     The following Class I and II Directors continue to serve their respective terms which expire on the Company’s Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires
Joseph A. Mollica	Class I Director	2003
Wylie W. Vale	Class I Director	2003
Stephen A. Sherwin	Class II Director	2004
Richard F. Pops	Class II Director	2004

   At the Annual Meeting, stockholders voted on five matters: (i) the election of two Class III Directors for a term of three years expiring in 2005, (ii) the amendment of the 1992 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 6,800,000 to 7,500,000 shares, (iii) the amendment of the 1996 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance from 525,000 to 625,000 shares, (iv) the amendment of the 1996 Director Option Plan to increase the number of shares of common stock reserved for issuance from 300,000 to 400,000 shares, and (v) the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002. The voting results were as follows:

i.	The election of two Class III Directors for a term of three years:
	Gary A. Lyons	For 25,442,429	Withhold 611,968
	Lawrence Steinman	For 25,418,129	Withhold 636,268

ii.	Approval to amend the Company’s 1992 Incentive Stock Plan, increasing the number of shares of common stock reserved for issuance from 6,800,000 to 7,500,000 shares:
	For 19,679,326	Against 6,338,759	Abstain 36,312

iii.	Approval to amend the Company’s 1996 Employee Stock Purchase Plan, increasing the number of shares of common stock reserved for issuance from 525,000 to 625,000 shares:
	For 25,611,033	Against 414,269	Abstain 29,095

iv.	Approval to amend the Company’s 1996 Director Option Plan, increasing the number of shares of common stock reserved for issuance from 300,000 to 400,000 shares:
	For 23,504,682	Against 2,411,674	Abstain 138,041

v.	Ratification of the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2002:
	For 25,605,956	Against 435,296	Abstain 13,145

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
   EXHIBITS. The following exhibit is filed as part of this report:

    Exhibit Number
      4.1       Neurocrine Biosciences, Inc. 2001 Stock Option Plan, as amended

   Reports on Form 8-K. There were no current reports on Forms 8-K filed this quarter.
SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	August 14, 2002	/s/	Paul W. Hawran
Paul W. Hawran
Executive Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)