Form 10-Q
period 2002-09-30
NEUROCRINE BIOSCIENCES INC
filed 2002-11-13
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 30,600,728 as of October 31, 2002.

NEUROCRINE BIOSCIENCES, INC
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED BALANCE SHEETS
 (in thousands, except for share information)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,626	$163,888
Short-term investments, available-for-sale	218,281	156,094
Receivables under collaborative agreements	2,391	9,949
Other current assets	3,818	1,584

Total current assets	281,116	331,515

Property and equipment, net	13,708	12,088
Licensed technology and patent applications costs, net	98	188
Other non-current assets	3,721	2,559

Total assets	$298,643	$346,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,669	$1,539
Accrued liabilities	15,504	15,753
Deferred revenues	8,219	5,382
Current portion of long-term debt	37	149
Current portion of capital lease obligations	2,179	1,938

Total current liabilities	29,608	24,761

Capital lease obligations, net of current portion	4,473	3,600
Deferred rent	2,551	2,196
Deferred revenues	1,208	4,417
Other liabilities	972	983

Total liabilities	38,812	35,957

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 30,582,614 as of September 30, 2002 and 30,347,744 as of December 31, 2001	31	30
Additional paid-in capital	422,205	420,018
Deferred compensation	(1,361)	(1,815)
Notes receivable from stockholders	(277)	(381)
Accumulated other comprehensive income (loss)	2,372	(69)
Accumulated deficit	(163,139)	(107,390)

Total stockholders’ equity	259,831	310,393

Total liabilities and stockholders’ equity	$298,643	$346,350

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$3,574	$5,104	$10,712	$10,948
License fees	581	501	1,747	959
Milestones	250	15,500	250	15,500
Grant income	578	488	1,458	1,002

Total revenues	4,983	21,593	14,167	28,409

Operating expenses:
Research and development	24,231	18,327	67,374	49,583
General and administrative	3,253	2,073	9,135	7,304

Total operating expenses	27,484	20,400	76,509	56,887

(Loss) income from operations	(22,501)	1,193	(62,342)	(28,478)
Other income and (expenses):
Interest income	2,458	1,254	6,785	5,965
Interest expense	(175)	(79)	(367)	(223)
Other income and (expenses), net	(16)	139	175	436

Total other income and (expenses)	2,267	1,314	6,593	6,178

Net (loss) income	$(20,234)	$2,507	$(55,749)	$(22,300)

Net (loss) income per common share:
Basic	$(0.66)	$0.10	$(1.83)	$(0.87)
Diluted	$(0.66)	$0.09	$(1.83)	$(0.87)

Shares used in the calculation of net (loss) income per common share:
Basic	30,522	25,816	30,447	25,575
Diluted	30,522	27,972	30,447	25,575

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
 (in thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(55,749)	$(22,300)
Adjustments to reconcile net loss to net cash
used in operating activities:
Loss on abandonment of assets	-	51
Depreciation and amortization	2,188	1,918
Deferred revenues	(372)	9,177
Deferred expenses	404	352
Non-cash compensation expense	692	1,585
Change in operating assets and liabilities:
Accounts receivable and other current assets	5,324	(13,680)
Other non-current assets	(886)	(238)
Accounts payable and accrued liabilities	1,821	1,188

Net cash used in operating activities	(46,578)	(21,947)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(331,858)	(73,953)
Sales/maturities of short-term investments	272,112	87,930
Purchases of property and equipment	(3,994)	(3,459)

Net cash (used in) provided by investing activities	(63,740)	10,518

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	1,950	2,431
Proceeds from capital lease financing	2,742	1,011
Principal payments on long-term obligations	(1,740)	(1,145)
Payments received on notes receivable from stockholders	104	-

Net cash provided by financing activities	3,056	2,297

Net decrease in cash and cash equivalents	(107,262)	(9,132)
Cash and cash equivalents at beginning of the period	163,888	21,078

Cash and cash equivalents at end of the period	$56,626	$11,946

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

      The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2001 included in our Annual Report on Form 10-K filed with the SEC.

2.  USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

3.  SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE

      Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income and expenses. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

4.   IMPAIRMENT OF LONG-LIVED ASSETS

      In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through September 30, 2002.

5.   (LOSS) INCOME PER COMMON SHARE

      The Company computes net (loss) income per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Except for the quarter ended September 30, 2001, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted (loss) income per share because of their anti-dilutive effect.

6.   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is calculated in accordance with SFAS No. 130, "Comprehensive Income." SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company's other comprehensive income (loss) consists of gains and losses on short-term investments and is reported in the statements of stockholders' equity. For the three months ended September 30, 2002 and 2001, comprehensive loss was $18.3 million and comprehensive income was $2.1 million, respectively. For the nine months ended September 30, 2002 and 2001, comprehensive loss was $53.3 million and $22.6 million, respectively.

7.  REVENUE RECOGNITION

      In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research received in excess of amounts earned are classified as deferred revenue and recognized as income over the period earned. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred. The Company recognizes revenue only on payments that are nonrefundable and when the work is performed.

8.  RESEARCH AND DEVELOPMENT EXPENSES

      Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expenses as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total hours incurred and completion of certain events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

9.  FACILITY LEASE

      In May 1997, the Company along with two unrelated parties formed Science Park Center LLC (the LLC) in order to construct an office and laboratory facility. The LLC is a California limited liability company, of which the Company owns a nominal minority interest. In relation to the construction of the facility, the Company sold a parcel of land to the LLC in exchange for a note receivable in the amount of $3.5 million plus interest of 8.25%. The sales price was established by the fair market value of the parcel at the time of sale.

      During 1998, the LLC constructed a laboratory and office facility and leased the facility to the Company under a 15-year operating lease. The Company has the option to purchase the facility at any time during the term of the lease at the unamortized cost of the first mortgage.

      Based on the structure of the arrangement with the LLC, this operating lease is commonly referred to as a “synthetic lease.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs for the acquisition and/or construction of the facility into a limited liability company and leases the facility to a lessee. A synthetic lease is treated as an operating lease for accounting purposes and a financing lease for tax purposes. At least 3% of the third party funds represent at-risk equity and must remain at-risk to qualify as an operating lease for accounting purposes. If at any time the third party fails to maintain at least 3% at-risk equity, the Company will need to consolidate the LLC, which will result in debt and equity being recorded in its financial statements. The Company selected the synthetic lease for financing advantages and periodically reviews the fair value of the property leased to determine potential accounting ramifications.

      For accounting purposes, the sale of land to the LLC does not qualify as a sale under SFAS No. 98 “Accounting for Leases,” and therefore, the entire amount of the note receivable, $2.9 million and $3.2 million at September 30, 2002 and December 31, 2001, respectively, is included in land. The interest income earned on the note receivable from the LLC totaled approximately $186,000 and $298,000 for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively, and is recorded as an offset to rent expense by the Company.

      The Company receives disbursements from the LLC from retained earnings above and beyond the at-risk equity of the unrelated parties. The LLC accrues the disbursements payable to the Company on a monthly basis and periodically makes cash payments to reduce those payables. The disbursements due the Company are offset against rent expense recorded by the Company. Disbursements recorded by the Company for the nine months ended September 30, 2002 and the year ended December 31, 2001, were $0.9 million and $1.1 million, respectively.

10.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

      The following Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors”. The interim financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2001 and the related Management's Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

      We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since inception, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes, mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, stroke, and certain female health disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues until the Food and Drug Administration (FDA) approves a drug candidate. Our lead drug candidate (indiplon) is in phase III clinical trials. We currently anticipate filing a New Drug Application (NDA) for our lead candidate late in 2003. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of September 30, 2002, we have incurred a cumulative deficit of $163.1 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

CRITICAL ACCOUNTING POLICES

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

      Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total hours incurred and completion of certain events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trails progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      Revenues for the third quarter of 2002 were $5.0 million compared with $21.6 million for the same period last year. The decrease in revenues for the three months ended September 30, 2002, compared with the respective period in 2001, is primarily due to the recognition of $15.5 million of revenue in connection with a milestone achievement in 2001 under our collaboration agreement with GlaxoSmithKline (GSK). The GSK agreement started in the third quarter of 2001 and provides for license fees, milestones and sponsored research & development funding. Revenues this quarter were $2.1 million under the GSK agreement compared to $17.1 in the third quarter of 2001. Revenues under our collaboration agreement with Taisho, which include license fees, milestones and sponsored research & development funding, decreased to $2.0 million this quarter from $3.2 million for the same quarter last year. Excluding the milestone payment from GSK last year, total revenues for the third quarter of 2002 decreased by $1.1 million compared to the same period last year, primarily due to timing of reimbursable development expenses, and restructuring of the Taisho collaboration agreement.

      In April 2002, we commenced discussions with Taisho to restructure our collaboration agreement with them. At that time we agreed that Taisho’s monetary and development obligations, under the collaboration agreement, may terminate on September 30, 2002.

      In September 2002, the collaboration agreement with Taisho was further restructured to provide that worldwide rights, excluding Japan, revert to us. The restructuring agreement further provides that under certain circumstances, if we enter into a business arrangement with specified third parties, then Taisho will be entitled to receive a percentage of certain consideration received by us. Generally, if we do not enter into a business discussion with one of the specified third parties on or before a specified date, the restructured agreement will expire, and at that time the rights to Japan will revert to us.

      Research and development expenses increased to $24.2 million for the third quarter of 2002 compared with $18.3 million for the respective period in 2001. Increased expenses primarily reflect higher costs associated with expanding development activities, particularly the indiplon phase III program (for insomnia). We expect to incur significant increases in future periods because later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

      General and administrative expenses increased to $3.3 million for the third quarter of 2002 compared with $2.1 million during the same period last year. The increase in administrative expenses resulted primarily from, increased marketing research and marketing related costs, increased recruiting and relocation costs for scientists and researchers, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administrative costs to increase moderately this year to provide continued support of our research and clinical development efforts.

      Interest income increased to $2.5 million during the third quarter of 2002 compared to $1.3 million for the same period last year. The increase is primarily due to higher investment balances, partially offset by declining interest rate yields during the third quarter of 2002 compared to the same period last year. Investment balances in 2002 were increased by the sale of 4.0 million shares of our common stock in a December 2001 public offering. Net proceeds received from the offering were $175.6 million. Due to lower interest rates, we expect interest income for this year to be similar to that of last year.

      Net loss for the third quarter of 2002 was $20.2 million, or $0.66 per share, compared to net income of $2.5 million, or $0.10 per share, for the same period in 2001. The increase in net loss is primarily due to the recognition of $15.5 million of revenue in connection with a milestone achievement in 2001 under the GSK agreement and increased expenses in 2002 related to expanded clinical programs, particularly our indiplon program. We expect our net losses to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

      To date, our revenues have come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 88% and 98% of total revenues for the quarters ended September 30, 2002 and 2001, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

      Revenues for the nine months ended September 30, 2002 were $14.2 million compared with $28.4 million in 2001. The decrease in revenues for the nine months ended September 30, 2002 resulted primarily from the recognition of a $15.5 million milestone achievement in 2001 under the GSK agreement. Under the GSK agreement, we recognized $5.7 million in revenues for the nine months ended September 30, 2002 compared to $17.1 million for the same period last year. Revenues under the Wyeth agreement decreased to $1.1 million this period compared to $2.3 million during the same period last year. The three-year sponsored research portion of the Wyeth agreement was completed on schedule in December 2001 and was subsequently extended on a smaller scale through December 2002. Revenue under our collaboration agreement with Taisho decreased to $5.8 million from $7.6 million for the nine months ended September 30, 2002 and 2001, respectively. Excluding the milestone revenue from GSK last year, total revenues for the nine months ended September 30, 2002 increased by $1.3 million over the same period last year.

      In April 2002, we commenced discussions with Taisho to restructure our collaboration agreement with them. At that time we agreed that Taisho’s monetary and development obligations, under the collaboration agreement, may terminate on September 30, 2002.

      In September 2002, the collaboration agreement with Taisho was further restructured to provide that worldwide rights, excluding Japan, revert to us. The restructuring agreement further provides that under certain circumstances, if we enter into a business arrangement with specified third parties, then Taisho will be entitled to receive a percentage of certain consideration received by us. Generally, if we do not enter into a business discussion with one of the specified third parties on or before a specified date, the restructured agreement will expire, and at that time the rights to Japan will revert to us

      Research and development expenses increased to $67.4 million for the first nine months of 2002 compared with $49.6 million for the respective period in 2001. Increased expenses primarily reflect higher costs associated with expanding development activities, particularly the indiplon Phase III program (for insomnia). We expect to incur significant increases in future periods because later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

      General and administrative expenses increased to $9.1 million for the nine months ended September 30, 2002 compared with $7.3 million during the same period last year. The increase in administrative expenses resulted primarily from increased marketing research and marketing related costs, increased recruiting and relocation costs for scientists and researchers, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administration costs to increase moderately this year to provide continued support of our research and clinical development efforts.

      Interest income increased to $6.8 million for the nine months ended September 30, 2002 compared to $6.0 million for the same period last year. The increase is primarily due to higher investment balances during 2002 compared to the same period last year. Investment balances in 2002 were increased by the sale of 4.0 million shares of our common stock in a December 2001 public offering. Net proceeds received from the offering were $175.6 million. Due to declining interest rate yields, we expect interest income for this year to be similar to that of last year.

      Net loss for the first nine months of 2002 was $55.7 million, or $1.83 per share, compared to $22.3 million, or $0.87 per share, for the same period in 2001. The increase in net loss is primarily due to the recognition of $15.5 million of revenue in connection with a milestone achievement in 2001 under the GSK agreement and increased expenses in 2002 related to expanded clinical programs, particularly our indiplon program. We expect our net losses to increase this year as our programs continue to advance through the various stages of the research and clinical development processes.

      To date, our revenues have primarily come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 90% and 96% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2002, our cash, cash equivalents, and short-term investments totaled $274.9 million compared with $320.0 million at December 31, 2001. The decrease in cash balances at September 30, 2002 resulted primarily from the funding of research and development efforts, particularly, the support of multiple products in various phases of clinical development.

      Net cash used in operating activities during the nine months ended September 30, 2002 was $46.6 million compared with $21.9 million during the same period last year. The increase in cash used in operations resulted primarily from the increase in clinical development activities.

      Net cash used in investing activities during the nine months ended September 30, 2002 was $63.7 million compared to net cash provided by investing activities of $10.5 million for the same period last year. This fluctuation resulted primarily from the timing differences in the investment purchases, sales and maturities of investments and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2002 are expected to be approximately $6.9 million and will be financed primarily through leasing arrangements.

      Net cash provided by financing activities during the first nine months of 2002 was $3.1 million compared to $2.3 million for the same period last year. Cash proceeds from the issuance of common stock under option and employee purchase programs was $2.0 million and $2.4 million in the nine months ended September 30, 2002 and 2001, respectively. Additionally, we financed $2.7 million and $1.0 million in capital expenditures for the nine months ended September 30, 2002 and 2001, respectively. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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

INTEREST RATE RISK

      We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on September 30, 2002, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

CAUTION ON FORWARD-LOOKING STATEMENTS

      This Quarterly Report contains“forward-looking statements”within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for these types of statements. To the extent statements in this Quarterly Report involve, without limitation, our expectations regarding the continuation of our collaboration agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, or any other guidance on future periods, these statements are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors” and other risks identified from time to time in our filings with the Securities and Exchange Commission, press releases and other communications. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements or to reflect events or circumstances arising after the date hereof.

RISK FACTORS

      The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business –Risks Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Risks Related to the Company

      Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

      Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We are currently conducting Phase III clinical trials in our indiplon development program for Insomnia. This is our most advanced clinical program and represents a significant portion of our total clinical development activities and expenditures. If our Phase III indiplon program is not successful, our business and reputation would be harmed and our stock price may be affected.

      In connection with the indiplon clinical trials, as well as those clinical trials of our multiple sclerosis APL, Type I diabetes APL, Anxiety CRF R1 Antagonist, IL-4 Fusion Toxin, and GnRH Antagonist clinical programs, we face the risks that:

•	we or the FDA may suspend the trials;
•	we may discover that a product candidate may cause harmful side effects;
•	the results may not replicate the results of earlier, smaller trials;
•	the results may not be statistically significant;
•	patient recruitment may be slower than expected; and
•	patients may drop out of the trials.

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

      In particular, human therapeutic products are subject to rigorous pre-clinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments.

      We plan to file a NDA for indiplon in December 2003. We face the risk that the FDA could reject our NDA filing, find it incomplete or find it insufficient for marketing approval for indiplon, our business and reputation would be harmed and our stock price may be affected.

      We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

      Since our inception, we have incurred significant net losses, including net losses of $55.7 million and $36.9 million for the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $163.1 million and $107.4 million as of September 30, 2002 and December 31, 2001, respectively. We do not expect to be profitable in 2002. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approvals for our product candidates;
•	develop, formulate, manufacture and commercialize our drugs;
•	implement additional internal systems and infrastructure; and
•	hire additional clinical and scientific personnel.

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

      We depend upon our corporate collaborators to provide adequate funding for a number of our programs. Under these arrangements, our corporate collaborators are responsible for:

•	selecting compounds for subsequent development as drug candidates;
•	conducting pre-clinical studies and clinical trials and obtaining required regulatory approvals for these drug candidates;and
•	manufacturing and commercializing any resulting drugs.

      Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaborations with GlaxoSmithKline and Wyeth. Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:

•	fail to select a compound we have discovered for subsequent development into marketable products;
•	fail to gain the requisite regulatory approvals of these products;
•	do not successfully commercialize products that we originate;
•	do not conduct their collaborative activities in a timely manner;
•	do not devote sufficient time and resources to our partnered programs or potential products;
•	terminate their alliances with us;
•	develop, either alone or with others, products that may compete with our products;
•	dispute our respective allocations of rights to any products or technology developed during our collaborations; or
•	merge with a third party that may wish to terminate the collaboration.

      These issues and possible disagreements with our corporate collaborators could lead to delays in the collaborative research, development or commercialization of many of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the filing of our NDAs and, ultimately, our generation of product revenues.

      We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, we could lose our rights to those technologies and drug candidates.

      We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceuticals and IL-4 fusion toxin, which we call NBI-3001, from the National Institutes of Health. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor which we license from The Salk Institute and use in our CRF program collaboration with GSK and the excitatory amino acid transporters which we license from Oregon Health Sciences University and use in our EAATs collaboration with Wyeth. Other in-licensed technologies, such as the GnRH receptor which we license from Mount Sinai School of Medicine and Melanocortin subtype 4 which we license from the University of Michigan, will be important for future collaborations for our GnRH and Melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed thereby impairing or extinguishing our rights under our licenses with them.

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

      All of our product candidates are in research or development and we do not expect any of our product candidates to be commercially available for the foreseeable future, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

•	be found ineffective or cause harmful side effects during pre-clinical studies or clinical trials;
•	fail to receive necessary regulatory approvals on a timely basis or at all;
•	be precluded from commercialization by proprietary rights of third parties;
•	be difficult to manufacture on a large scale; or
•	be uneconomical or fail to achieve market acceptance.

      If any of these potential problems occurs, we may never successfully market any products.

      We are currently conducting Phase III clinical trials for indiplon, our insomnia product under development. Since this is our most advanced product program, our business and reputation would be particularly harmed, and our stock price may be affected, if the product does not prove to be efficacious in these clinical trials or we fail to receive necessary regulatory approvals on a timely basis or achieve market acceptance.

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

      Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;
•	the magnitude of our research and development programs;
•	progress with pre-clinical testing and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and pursuing patent applications and enforcing patent claims;
•	competing technological and market developments;
•	the establishment of additional strategic alliances;
•	the cost of manufacturing facilities and of commercialization activities and arrangements; and
•	the cost of product in-licensing and any possible acquisitions.

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

      Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our products if and when they are approved by the FDA. We currently have no experience in marketing or selling pharmaceutical products. We are currently initiating marketing activities for indiplon by hiring staff with experience in pharmaceutical sales, marketing, and distribution. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues will suffer.

      The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.

      We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us. The investigators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introductions of new drugs. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

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

      We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the potential commercialization of our future products. We have no experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on several contract manufacturers for all production of products for development and commercial purposes. If we are unable to obtain or retain third-party manufacturers, we will not be able to commercialize our products. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations. In addition, our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:

•	Contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

•	Switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

•	Our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

      The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce our potential revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future. In addition, third-party insurance coverage may not be available to patients for any products we develop. If government and third-party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls are enacted, our product revenues will suffer.

      If physicians and patients do not accept our products, we may not recover our investment.

      The commercial success of our products, if they are approved for marketing, will depend upon the medical community and patients accepting our products as being safe and effective.

      The market acceptance of our products could be affected by a number of factors, including:

•	the timing of receipt of marketing approvals;
•	the safety and efficacy of the products;
•	the success of existing products addressing our target markets or the emergence of equivalent or superior products; and
•	the cost-effectiveness of the products.

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

      The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

•	other drug development technologies;
•	methods of preventing or reducing the incidence of disease, including vaccines; and
•	new small molecule or other classes of therapeutic agents.

      Developments by others may render our product candidates or technologies obsolete or noncompetitive.

      We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes, mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, stroke, and certain female disorders, and there are a number of competitors to products in our research pipeline. If one or more of these products or programs are successful, the market for our products may be reduced or eliminated.

      Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;
•	research and development resources, including personnel and technology;
•	regulatory experience;
•	pre-clinical study and clinical testing experience;
•	manufacturing and marketing experience; and
•	production facilities.

      Any of these competitive factors could reduce demand for our products.

      If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

      Our success will depend on our ability to, among other things:

•	obtain patent protection for our products;
•	preserve our trade secrets;
•	prevent third parties from infringing upon our proprietary rights; and
•	operate without infringing upon the proprietary rights of others, both in the United States and internationally.

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

      We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      A discussion of our exposure to, and management of, market risk appears in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Interest Rate Risk.”

ITEM 4.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act Filings and Reports is recorded, processed, summarized and reported within the timelines specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives.

a.	Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

b.	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Restructuring of Taisho Agreement

      In April 2002, we commenced discussions with Taisho to restructure our collaboration agreement with them. At that time we agreed that Taisho’s monetary and development obligations, under the collaboration agreement, may terminate on September 30, 2002.

      In September 2002, the collaboration agreement with Taisho was further restructured to provide that worldwide rights, excluding Japan, revert to us. The restructuring agreement further provides that under certain circumstances, if we enter into a business arrangement with specified third parties, then Taisho will be entitled to receive a percentage of certain consideration received by us. Generally, if we do not enter into a business discussion with one of the specified third parties on or before a specified date, the restructured agreement will expire, and at that time the rights to Japan will revert to us.

2001 Stock Option Plan

      On August 6, 2002, the Board of Directors approved an amendment to the Neurocrine Biosciences, Inc. 2001 Stock Option Plan to permit limited grants to officers and directors in accordance with the “broadly based plan” exception of NASD Rule 4350(i). On October 15, 2002, the Board of Directors further amended the 2001 Stock Option Plan to provide that the maximum aggregate number of shares that may be issued under the plan is 1,150,000 shares of common stock. This represents an increase of 400,000 shares. Stockholder approval is not required for these amendments.

Board of Directors Compensation

      On October 14, 2002, the Board of Directors amended the amount of cash compensation a Director receives to provide to each Director who is not an employee or consultant of us an annual retainer of $15,000 plus a retainer of $2,500 for each member of the Audit Committee, Compensation Committee and Nomination/Corporate Governance Committee. The Chairman of the Audit Committee will be provided an additional retainer of $2,500. Board members will continue to receive $1,000 for each meeting of the Board of Directors. No Board member will receive more than $5,000 in committee retainers in any fiscal year. The amendment to the cash compensation that Directors will receive, results in an increase in the annual retainer for Directors who are not employees or consultants of us from $10,000 to $15,000. It also provides for newly approved retainers for service on the Audit, Compensation, and Nominating/Corporate Governance Committees.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(A) EXHIBTIS.

Exhibit
Number	Description
4.1	Neurocrine Biosciences, Inc. 2001 Stock Option Plan, as amended.
10.1†	Restructuring Agreement, dated September 30, 2002, between Taisho Pharmaceutical Co., Ltd. and Neurocrine Biosciences, Inc.

† A request for confidential treatment with respect to portions of this exhibit which have been omitted (indicated by asterisks) pursuant to Rule 24b-2 under the Securities Exchange Act of
1934 is currently pending.

(B) REPORTS ON FORM 8-K. A report on Form 8-K filed August 14, 2002, reporting under Item 9 the announcement that Neurocrine Biosciences, Inc. submitted to the Securities and Exchange Commission the certifications by the Principal Executive Officer and Principal Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 13, 2002	/s/	PAUL W. HAWRAN
Paul W. Hawran
Executive Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)

Certifications

I, Gary A. Lyons, President and Chief Executive Officer of Neurocrine Biosciences, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neurocrine Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	/s/	GARY A. LYONS
Gary A. Lyons
President and Chief Executive Officer

I, Paul W. Hawran, Executive Vice President and Chief Financial Officer of Neurocrine Biosciences, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neurocrine Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	November 13, 2002	/s/	PAUL W. HAWRAN
Paul W. Hawran
Executive Vice President and
Chief Financial Officer