Form 10-K
period 2002-12-31
NEUROCRINE BIOSCIENCES INC
filed 2003-03-04
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to_____

Commission file number: 0-28150

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0525145 (I.R.S. Employer Identification Number)

10555 Science Center Drive, San Diego, CA (Address of principal executive office)	92121 (Zip Code)

Registrant’s telephone number, including area code: (858) 658-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

[Cover page 1 of 2 pages.]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑   No ☐

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 totaled approximately $832,923,000 based on the closing stock price as reported by the Nasdaq National Market.

     As of February 21, 2003, there were 30,719,501 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2002 are incorporated by reference into Part III of this report	III, ITEMS 10, 11, 12, 13

[Cover page 2 of 2 pages]

		Page

PART I
Item 1.	Business	4
Item 2.	Properties	33
Item 3.	Legal Proceedings	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	34
Item 6.	Selected Financial Data	35
Item 7.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	36
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 8.	Financial Statements and Supplementary Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	42
PART III
Item 10.	Executive Officers and Directors of the Registrant	42
Item 11.	Executive Compensation	42
Item 12.	Security Ownership of Certain Beneficial Owners and Management	42
Item 13.	Certain Relationships and Related Transactions	42
Item 14.	Controls and Procedures	42
PART IV
Item 15.	Exhibits, Financial Statements Schedules and Reports on Form 8-K	44

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

     Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1. Business-Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

     The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 1. BUSINESS

     We develop and intend to commercialize drugs for the treatment of neurologic and endocrine system-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, prostate cancer, obesity and certain female health disorders. We currently have 16 programs in various stages of research and development, including seven programs in clinical development. Our lead clinical development program is indiplon our drug for the treatment of insomnia currently being evaluated in Phase III clinical trials.

     While we independently develop the majority of our product candidates, we have entered into collaborations for seven of our 16 programs. We currently have active product development collaborations with Pfizer, Inc. (Pfizer), GlaxoSmithKline (GSK), Wyeth and Taisho Pharmaceutical Co., Ltd. (Taisho).

Our Product Pipeline

     The following table summarizes our most advanced product candidates currently in clinical development and those currently in research, and is followed by detailed descriptions of each program:

Program	Compound	Targeted Indication	Status	Commercial Rights

Products under clinical development:
GABA-A Agonist	indiplon	Insomnia	Phase III	Pfizer/Neurocrine
Altered Peptide Ligand	NBI-5788	Multiple Sclerosis	Phase II	Neurocrine
Altered Peptide Ligand	NBI-6024	Type 1 Diabetes	Phase II	Taisho/Neurocrine
GnRH Antagonist	NBI-42902	Endometriosis, Fibroids	Phase I	Neurocrine
Prostate Cancer
CRF R1 Antagonist	NBI-34041	Anxiety, Depression,	Development	GlaxoSmithKline/Neurocrine
Gastrointestinal

Program	Compound	Targeted Indication	Status	Commercial Rights

IL-4 Fusion Toxin	NBI-3001	Malignant Glioma	Phase II	Neurocrine
IL-4 Fusion Toxin	NBI-3001	Solid Tumors	Phase I	Neurocrine
Research:
CRF R1 Antagonist		Anxiety, Depression,	Research	GlaxoSmithKline/Neurocrine
Gastrointestinal Disorders
CRF R2 Antagonist		Psychiatric Disorders, Eating Disorders	Research	GlaxoSmithKline/Neurocrine
GnRH Antagonist		Endometriosis, Fibroids,	Research	Neurocrine
Prostate Cancer
CRF R2 Agonist		Obesity	Research	Eli Lilly/Neurocrine
Melanocortin Receptor Agonist/Antagonist		Obesity, Cachexia	Research	Neurocrine
Melanin Concentrating Hormone Antagonist		Depression, Obesity, Anxiety	Research	Neurocrine
Excitatory Amino Acid Transporters		Neurodegenerative	Research	Wyeth/Neurocrine
Diseases/Schizophrenia
CCR7		Autoimmunity	Research	Neurocrine
Fractalkine		Pain	Research	Neurocrine

     “Phase III” indicates that we or our collaborators are conducting confirmatory clinical trials to determine safety and efficacy as primary support for regulatory approval to market a product for a specific disease or condition.

     “Phase II” indicates that we or our collaborators are conducting clinical trials on groups of patients afflicted with a specific disease or condition to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

     “Phase I” indicates that we or our collaborators are conducting clinical trials to determine early safety profile, maximally tolerated dose and pharmacological properties of the product in human volunteers.

     “Development” indicates lead compound(s) have been selected and are undergoing GLP toxicology studies to prepare for Phase I clinical trials.

     “Research” indicates identification and evaluation of compound(s) in laboratory and pre-clinical models.

     “R1 and R2” refer to two CRF receptor subtypes.

Products under Clinical Development

indiplon

     Insomnia is a prevalent neurological disorder in the United States, with approximately 79 million adults reporting trouble sleeping a few nights per week or more. Mattson Jack (epidemiological database used to determine the prevalence of a disease or disorder) states that 24 million adults indicated that they experience chronic insomnia, having trouble sleeping every night or almost every night. Despite this widespread prevalence, insomnia remains a disorder without a satisfactory therapeutic option, in that there is currently no therapy which induces and maintains sleep throughout the night without next-day residual effects.

     Researchers have found that insomnia can be treated by drugs that interact with the site of action of a natural brain chemical involved in promoting and maintaining sleep. This chemical is called gamma amino-butyric acid (GABA), and the site of action is called the GABA-A receptor. During the 1980s, drugs that non-selectively target the GABA-A receptor, known as benzodiazepines, were used as sedatives to treat insomnia. This class of drugs produce several undesirable side effects, including negative interactions with other central nervous system depressants, such as alcohol, the development of tolerance upon repeat dosing, and rebound insomnia (recurrence of insomnia) following discontinuation of dosing. Additional side effects, due to the long half life (duration of action of a compound) associated with this class of drugs, include next-day residual sedation effects, and impairment of coordination and memory. Memory impairment, which can include amnesia for events occurring prior to and after drug administration, is of particular concern in the elderly who comprise approximately 20% of the total insomnia population according to Mattson Jack.

     During the late 1980s, a class of drugs targeting a specific site on the GABA-A receptor, known as non-benzodiazepines, was developed. The non-benzodiazepines are believed to act more selectively on a GABA-A receptor subtype than the benzodiazepines and thus are believed to result in reduced incidence of side effects. The most popular of the non-benzodiazepines are marketed in the U.S. as Ambien® and Sonata®. Ambien® is the current market leader, with approximately $1.3 billion in worldwide sales in 2002, according Sanofi-Synthelabo, with sales growing in excess of 20% per year. Additionally, in early 2003, Sepracor filed a New Drug Application (NDA) for Estorra™ (esopiclone), another non-benzodiazepine.

     Of the patients reporting insomnia, over 75% of the patients state that they have experienced some sort of insomnia for at least a period of a year, with over 30% stating that the condition has persisted for at least five years. The indications of insomnia range from difficulty falling asleep, to difficulty staying asleep, to trouble going back to sleep after awakening in the middle of the night.

     Our drug candidate for the treatment of insomnia, indiplon (formerly known as NBI-34060), a non-benzodiazepine GABA-A receptor agonist, acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics. However, preclinical studies suggest that indiplon is more potent than the currently marketed non-benzodiazepines, including Ambien® and Sonata®. We believe that this improved profile will reduce the side effects characteristic of the currently marketed products. In our Phase II and III clinical studies, indiplon demonstrated no significant effects of next-day residual sedation at clinically relevant doses.

     We are developing two formulations of indiplon, an immediate release formulation and a modified release formulation, to address the different needs of the insomnia patient population. To develop these two different formulations we have capitalized on an important feature of indiplon, its rapid absorption, and its short half-life in the body. Based on our clinical studies, we have determined that the concentration of indiplon in the bloodstream reaches levels high enough to induce sedation approximately 15 minutes after the patient takes the tablet. Indiplon is then rapidly metabolized and eliminated. This results in rapid sleep onset followed by rapid elimination of the drug from the body, reducing the risk of next-day residual sedation effects.

     We believe that both formulations of indiplon will address the above mentioned forms of insomnia - difficulty falling asleep; difficulty staying asleep; and middle of the night awakenings, with difficulty getting back to sleep. The immediate release formulation can be used by people who have trouble falling asleep or those who wake up unexpectedly in the middle of the night and can’t get back to sleep. The modified release formulation (which will provide two doses of drug, a bedtime dose and a middle of the night dose), will both rapidly induce sleep and maintain sleep through the night. If successful, this would represent the first non-benzodiazepine GABA-A receptor agonist approved by the United States Food and Drug Administration (FDA) for maintaining, rather than simply inducing, sleep.

     During 2002, we completed our first Phase III clinical trial which included 593 subjects with transient insomnia. The results of this trial demonstrated that indiplon was safe, well tolerated, and effective in achieving rapid sleep induction without next-day residual effects. Our entire Phase III program will consist of eight studies with approximately 4,000 subjects. We have also completed 27 Phase I and Phase II clinical trials of indiplon for efficacy and safety involving approximately 1,400 subjects.

     In our Phase II clinical studies, indiplon was also shown to be safe and effective in helping subjects with both chronic and transient insomnia to fall asleep rapidly without adverse side effects as compared to a placebo. Results of a single dose Phase II clinical trial in 35 healthy volunteers comparing an immediate release formulation of indiplon, 10 mg Ambien® and 7.5 mg zopiclone (a sedative available in Europe and under development in the U.S.) relative to placebo during middle of the night dosing demonstrated that indiplon does not lead to next-day residual sedation effects, while both Ambien® and zopiclone exhibited statistically significant measures of next-day adverse side effects of residual sedation when compared with placebo. Our gender and age studies to date have indicated that indiplon works with no major differences between male and female subjects and young adult and elderly subjects. In two studies of transient insomnia involving an aggregate of 559 patients, the median time to fall asleep, the primary clinical goal, was reduced by 40% to 59% compared to a placebo. In a study of chronic insomnia, subjects receiving indiplon compared to a placebo showed a statistically significant decrease in time to sleep onset and increase in sleep duration as well as quality of sleep at every dose.

     We face the risk that the side effects and efficacy profile of indiplon seen in our Phase I, II, and III trials may not be confirmed in additional clinical trials or that the results of future trials may not warrant further trials.

Altered Peptide Ligand

     The American Autoimmune Related Diseases Association estimates that approximately 50 million people in the United States suffer from autoimmune diseases such as multiple sclerosis, rheumatoid arthritis, Type 1 diabetes, systemic lupus erythematosus and thyroiditis. Scientists believe that the body’s immune system causes these diseases. The immune system protects an individual from disease agents, such as viruses, by recognizing and destroying those foreign substances using specialized blood cells, called lymphocytes. Occasionally, however, certain lymphocytes arise that inappropriately recognize the body’s own tissues as an invader and begin to attack normal healthy tissue, resulting in an autoimmune disease like Type 1 diabetes. While the mechanism through which the lymphocyte initiates the autoimmune disease is still unknown, the development of drugs that specifically suppress the action of self-reactive lymphocytes or restore the function of regulatory cells may prove advantageous for the prevention, cure or treatment of an autoimmune disease.

     One type of lymphocyte involved in the immune response to self or foreign substances is the T cell. T cells detect antigens, which are foreign substances, such as viruses or bacteria, and destroy them. Experiments conducted by our scientists determined that specific amino acid residues within a peptide sequence of an antigen are required for T cell recognition and subsequent cellular activation. Scientists can specifically alter the structure of such a peptide fragment so that it will not properly activate the T cell. This altered peptide ligand can thus prevent the T cell from destroying its target, or in the case of an autoimmune reaction, prevent the T cell from destroying the healthy tissue.

     Multiple Sclerosis. Multiple sclerosis is a chronic autoimmune disease characterized by recurrent attacks of neurologic dysfunction due to damage in the central nervous system. The classic clinical features of multiple sclerosis include impaired vision and weakness or paralysis of one or more limbs. Patients develop a slow, steady deterioration of neurologic function over an average duration of approximately 30 years. According to the National Multiple Sclerosis Society, there are approximately 400,000 cases of multiple sclerosis in the United States. Currently available treatments for multiple sclerosis offer only limited efficacy. Doctors often prescribe steroids to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immune-suppressive agents has shown limited success. Nevertheless, worldwide sales of multiple sclerosis therapies reached $2.9 billion in 2002.

     Our co-founder and Chief Scientific Advisor, Dr. Lawrence Steinman, identified one of the dominant destructive T cell types in the brains of patients who had died of multiple sclerosis. Dr. Steinman further identified one of the dominant antigens on the normal cell targeted by the autoreactive T cells, a peptide from a brain protein known as myelin basic protein. We designed a novel altered peptide ligand based on myelin basic protein that would target the autoreactive T cells that cause neurological damage in multiple sclerosis. Together with Novartis Pharmaceuticals Corporation, our former collaborative partner for this program, we filed an investigational new drug (IND) application with the FDA and received approval in 1996 to commence clinical trials. We subsequently completed Phase I clinical trials and two Phase II clinical trials of our altered peptide ligand for the treatment of multiple sclerosis, NBI-5788.

     One of the Phase II trials was a multi-center, placebo-controlled, randomized, parallel design study in which patients received one of three doses of NBI-5788, and the other Phase II trial was an open label, unblinded, non-placebo-controlled study in eight patients conducted in collaboration with the National Institutes of Health (NIH). While allergic reactions were seen in approximately 10% of patients in these trials, suggesting that optimal dosing may be at lower levels than those selected for the trials, of the patients completing the placebo controlled study, the total volume of enhancing lesions was reduced in the lowest dose group compared to the placebo control. Moreover, in this study 57% of the patients in the lowest dose group experienced reductions in the volume of new enhancing lesions compared to 25% in the placebo group. In the open label study, a higher incidence of new brain lesions was found in two patients who received the highest dose and the one patient who received the low dose. As a result, the trial was stopped.

     We plan to initiate a confirmatory Phase II safety and efficacy trial in 2003 to determine the optimal dose and frequency of administration. Our aim for future trials will be to further establish the benefit of altered peptide ligand therapy in patients with multiple sclerosis. We face the risks that we may not initiate or complete additional clinical trials or that results of any such studies may not warrant additional clinical development of potential products related to NBI-5788.

     Type 1 Diabetes. Utilizing our experience in the development of altered peptide ligands for multiple sclerosis, we have extended this approach to Type 1 or insulin dependent diabetes mellitus, which is a metabolic disease in which the body does not produce enough insulin. Like multiple sclerosis, in Type 1 diabetes the immune system erroneously targets healthy tissue, in this case the pancreatic cells responsible for the production of insulin. According to the International Diabetes Federation, Type 1 diabetes is one of the most prevalent chronic childhood conditions worldwide, afflicting approximately 2.3 million patients in 2002. Diabetics often suffer from a number of complications of the disease including heart disease, circulatory problems, kidney failure, neurologic disorders and blindness. Current therapy for Type 1 diabetes consists of daily insulin injections to regulate blood glucose levels. This therapy does not cure nor does it prevent the disease.

     We believe that an altered peptide ligand specific for autoimmune T cells involved in diabetes may stop the destruction of the insulin-secreting cells in early onset Type 1 diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. In pre-clinical studies, this altered peptide ligand, NBI-6024, was capable of eliciting a protective immune response and reducing the incidence of diabetes. In addition, experiments using immune cells derived from the blood of Type 1 diabetes patients indicate that patients’ immune cells recognize NBI-6024. This suggests that NBI-6024 may have the potential to intervene in the disease process in humans. We have completed four Phase I/IIa safety and dose escalating clinical trials in approximately 120 diabetic patients. Data from these trials indicates that NBI-6024 is safe and well tolerated. A Phase IIb clinical trial was initiated consisting of a randomized, double blind, placebo-controlled, multi-center, multi-national study in adolescent and adult patients with new onset Type 1 diabetes. This study will involve approximately 20 medical sites in Canada, Europe and South America and approximately 200 patients. We are also in discussions with the National Institutes of Health Type 1 Diabetes Research Group to initiate a second Phase IIb trial, which may begin in 2003 pending requested funding and agreement on study specifications from NIH.

     In 2000, we entered into agreements with Taisho providing them with worldwide rights to NBI-6024. Pursuant to the collaboration agreement, we received licensing and option fees, payments for certain development milestones, and reimbursement of a significant portion of worldwide development expenses. In September 2002, the collaboration agreement with Taisho was restructured to provide that worldwide rights, excluding Japan, revert to us. The restructuring agreement provides that under certain circumstances, if we enter into a business arrangement with specified third parties, then Taisho will be entitled to receive a percentage of certain consideration received by us. Generally, if we do not enter into a business discussion with one of the specified third parties on or before a specified date, the restructured agreement will expire, and at that time the rights to Japan will revert to us.

     We face the risks that we may not initiate or complete additional clinical trials or that results of any such studies may not warrant additional clinical development of NBI-6024.

GnRH Antagonist

     Gonadotropin-releasing hormone, or GnRH, is a brain peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as prostate cancer, endometriosis and uterine fibroids. Other companies have developed several peptide drugs on this principle, such as Lupron® and Zoladex®, and according to market analyst reports by Med Ad News, the annual worldwide sales in 2001 for these drugs were approximately $2.5 billion. However, since these drugs are peptides, they must be injected rather than taken orally. In addition, these types of agonists take up to several weeks to exert their effect, a factor not seen with direct gonadotropin-releasing hormone antagonists, and until these drugs exert their effects, they have shown a tendency to exacerbate the condition. We believe that there is a large potential market for an orally delivered gonadotropin-releasing hormone antagonist.

     Our GnRH clinical efforts are focused on providing new treatments for prostate cancer, endometriosis and uterine fibroids. According to Mattson Jack, there are more than 5.7 million women in the U.S. are clinically recognized as having chronic endometriosis. Of those afflicted, approximately 200,000 patients are treated in a hospital setting, and approximately 250,000 are treated in an outpatient setting, according to a 1998 National Patient Profile audit. We believe that the availability of an oral treatment lacking the side effect profile of the currently available peptide agonists may be an alternative to surgery and encourage a higher treatment rate. Additionally, approximately 2.8 million women are symptomatic for uterine fibroids, according to TDR Data. We also believe our drug will have utility on the treatment of prostate cancer, of which there are expected to be approximately 221,000 new cases in 2003 in the U.S., according to the American Cancer Society.

     We selected a lead clinical candidate in early 2001 and initiated our Phase I clinical program in November 2001. The results of the first Phase I trial demonstrated that GnRH reduced gonadotropin production (a surrogate for efficacy). In late 2002, we initiated another study which is a one week multiple dose study. We have also selected a second development candidate which will move into clinical trials during 2003. We face the risk that clinical studies may show different results than our pre-clinical studies or that clinical trials may show that our GnRH antagonist product candidates are not safe or effective.

Corticotropin-Releasing Factor

     According to the Mattson Jack, in 2002 over 45 million people in the United States had symptoms of depression. The National Institute of Mental Health has also indicated that over 16% of the United States population has an anxiety disorder. Top-selling anti-depressant and anti-anxiety therapeutics sold in excess of $12 billion worldwide in 2001, according to market analyst reports from Med Ad News. However, there remain significant unmet medical needs. The leading drug class, known as the selective serotonin reuptake inhibitors, is not effective or intolerable in one-third of patients. These drugs frequently require as long as three weeks to take effect, and have significant adverse side effects such as sexual dysfunction. Therefore, a rapid acting anti-depressant with fewer side effects would represent a major advance in the treatment of depression.

     Researchers have identified what they believe to be the central mediator of the body’s stress responses or stress-induced disorders. This mediator is a brain chemical known as corticotropin-releasing factor, or CRF. CRF is overproduced in clinically depressed patients and individuals with anxiety disorders. Current research indicates that clinically depressed patients and patients with anxiety experience dysfunction of the hypothalamic-pituitary-adrenal axis, which is the system that manages the body’s overall response to stress. When the body detects a threat to physical or psychological well-being, the region of the brain called the hypothalamus amplifies production of CRF, which induces the physical effects that are associated with stress which can lead to depression or anxiety.

     The novelty and specificity of the CRF mechanism of action and the prospect of improving upon selective serotonin reuptake inhibitor therapy is a topic of interest throughout the psychiatric community and pharmaceutical industry, representing a market opportunity both to better serve patients and expand overall treatment for this life threatening disease.

     We have a strategic position in the CRF field through our intellectual property portfolio and relationship with experts in the neuropsychiatric field. Wylie W. Vale, Ph.D., our co-founder and Chief Scientific Advisor, is considered a leader in this field of research. We have further characterized the CRF receptor system and have identified additional members of the CRF receptor family. We have patent rights on two receptor subtypes called CRF R1and CRF R2, and we have pending patent applications on small molecule organic compounds modulating the CRF receptors.

     Depression. Depression is one of a group of neuropsychiatric disorders that is characterized by extreme feelings of elation and despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. Researchers believe that depression results from a combination of environmental factors, including stress, as well as an individual’s biochemical vulnerability, which is genetically predetermined. Researchers believe that the biochemical basis of depression involves elevated secretion of CRF and abnormally low levels of other neurotransmitters in the brain such as serotonin. The most frequently prescribed antidepressant therapies are selective serotonin reuptake inhibitors such as Zoloft®, Paxil®, Celexa® and Prozac® which act to increase the levels of serotonin and several other chemicals in the brain. However, because these drugs affect a wide range of neurotransmitters, they have been associated with a number of adverse side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. In addition, one of the biggest limitations of most existing antidepressant therapies is their slow onset of action.

     The first clinical trial to offer evidence of proof of concept of CRF antagonists in addressing depression was a Phase IIa open label trial conducted with our NBI-30775 product candidate in 1999 pursuant to our two collaborations with Janssen Pharmaceutica N.V. (Janssen), in the field of CRF antagonists. Results from this trial indicated that NBI-30775 was safe and well tolerated and demonstrated anti-depressant activity as measured by a widely-accepted depression scale known as the Hamilton Depression Scores. In this trial, NBI-30775 was administered to 20 patients with major depressive disorders. Results from the trial, as reported in the Journal of Psychiatric Research, showed that treatment response, as defined by more than a 50% reduction in Hamilton Depression Scores, occurred in 50% of the patients in the low dose group and 80% of the patients in the higher dose group. While development of NBI-30775 was discontinued for safety reasons by our collaborator, Janssen we were encouraged by these results, which we believe support the hypothesized mechanism of action. In March 2002, Janssen notified us that it had elected to terminate the 1995 and 1999 agreements with us. As a result, exclusive rights to these first generation CRF antagonist compounds have reverted to us.

     In 1998, we initiated a proprietary CRF R1 antagonist program independent of Janssen. This program led to the discovery of a novel class of second generation CRF R1 antagonist compounds of a chemical class distinct from the class of compounds that were subject to the Janssen collaboration. Clinical development of our second generation CRF R1 antagonists began in December 2000 when we initiated a Phase I clinical program with NBI-34041, our current lead candidate. Our first study was a Phase I, randomized, double blind, placebo controlled single dose clinical trial of NBI-34041. The trial was conducted in normal volunteers and was designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics over a range of six escalating doses. The study results indicated no safety issues which would preclude advancement of the candidate to the next phase of clinical evaluation.

     In July 2001, we announced our second CRF antagonist collaboration, a worldwide collaboration with GlaxoSmithKline, or GSK, to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, Neurocrine and GSK will conduct a collaborative research program for up to five years and collaborate in the development of NBI-34041, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In the second quarter of 2001, we initiated a Phase I sequential dose escalation study with three doses of NBI-34041 which has been completed. Data from this study indicates that NBI-34041 was safe and well tolerated at all doses tested with an adverse event profile no different than that of the placebo. As part of the collaboration agreement with GlaxoSmithKline, we continue to perform research and discovery in CRF. During 2003, we expect back up CRF compounds and follow on compounds to move into Phase I clinical development and preclinical studies.

     In March 2002, the joint steering committee made a decision not to advance NBI-34041 into later stage clinical trials. Recent results from preclinical studies of NBI-34041 and its backup product candidate, NBI-35583, indicate that NBI-35583 has a superior product profile and greater safety margin compared to NBI-34041. The joint steering committee recommended moving NBI-35583 into advanced pre-clinical studies to support Phase I clinical development later this year. In addition, two additional back-up compounds were selected from the research pipeline.

     We face the risk that CRF R1 antagonist compounds may not be effective and safe therapeutics for the treatment of depression or any other conditions. In addition, we or GSK may decide not to initiate Phase I clinical testing on NBI-35583 or progress to later clinical trials in a timely manner, if at all.

     Anxiety. Anxiety is among the most commonly observed group of central nervous system disorders, which includes phobias or irrational fears, panic attacks, obsessive-compulsive disorders and other fear and tension syndromes. Of the pharmaceutical agents that other companies currently market for the treatment of anxiety disorders, benzodiazepines, such as Valium® and Xanax®, and the anxiolytic BuSpar® and their generic equivalents are the most frequently prescribed. Several side effects, however, limit the utility of these anti-anxiety drugs. Most problematic among these are drowsiness, the inability to stand up, amnesia, drug dependency and withdrawal reactions following the termination of therapy. In view of significant evidence implicating CRF in anxiety-related disorders, we are developing small molecule CRF R1 receptor antagonists as anti-anxiety agents that block the effects of overproduction of CRF. We believe that these compounds utilize a novel mechanism of action that may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects as compared to benzodiazepines.

     As a co-examined variable in the NBI-30775 open label Phase IIa clinical trial for depression described above, the anti-anxiety effects of the CRF R1 receptor antagonist NBI-30775 showed a reduction in Hamilton Anxiety Scores from baseline in both treatment groups at all times after dosing. In addition, in pre-clinical studies used to evaluate anti-anxiety drugs, our scientists have demonstrated with statistical significance that clinical compound candidates from our independent CRF R1 antagonist program are effective following oral administration. We did not observe any evidence of clinically relevant side effects. These results are encouraging because they suggest that compounds blocking the CRF R1 receptor may be effective in treating anxiety-related disorders. Despite these early results, further clinical studies may fail to demonstrate that CRF R1 antagonists are safe or effective in addressing anxiety.

     Irritable Bowel Syndrome. Research has also suggested that CRF plays a role in the control or modulation of the gastrointestinal system. Studies have demonstrated that central administration of CRF acts in the brain to inhibit emptying of the stomach while stimulating bowel activity, and suggest that overproduction of CRF in the brain may be a main contributor to stress-related gastrointestinal disorders.

     Irritable bowel syndrome is a gastrointestinal inflammatory disease that affects approximately 110 million people worldwide. Irritable bowel syndrome can be a lifelong, intermittent disease, involving chronic or recurrent abdominal pain and frequent diarrhea or constipation, or both. Some patients with irritable bowel syndrome report the onset of symptoms of the disease following a major life stress event, such as death in the family, which suggests that the causes of irritable bowel syndrome may be related to stress. In addition, most irritable bowel syndrome sufferers also experience anxiety and depression.

     Clinical studies may fail to demonstrate that the CRF R1 antagonists are safe or effective in addressing irritable bowel syndrome.

IL-4 Fusion Toxin

     Interleukin 4, or IL-4, is a natural chemical that modulates cell growth. Proteins that bind to IL-4, known as IL-4 receptors, are highly concentrated on the cells of malignant brain tumors as well as many other cancers, including some types of kidney and lung cancer. Targeted toxins are a novel form of anticancer therapy under investigation in a variety of clinical settings. Targeted toxin therapeutics carry a toxin to a target site on the cancer cell and subsequently kills the cancer cell. Many scientists believe that targeted toxins have several potential advantages over conventional chemotherapy in that they are more selective and effective in the treatment of chemotherapy-resistant cancer cells.

     In 1998, we exclusively licensed from the NIH, a targeted toxin compound, IL-4 fusion toxin, which we call NBI-3001. A collaboration between the FDA and the National Cancer Institute designed the IL-4 fusion toxin. It is a combination protein in which IL-4 is attached to Pseudomonas exotoxin, a toxin that can kill cells. The IL-4 portion of the fusion toxin preferentially binds to human cancer cells because the cancer cells express elevated levels of receptors for IL-4 on their surface, while IL-4 receptor expression is absent or undetectable in normal tissue. Once the IL-4 portion of the IL-4 fusion toxin targets the toxin to the cancer cells, the toxin portion of the molecule preferentially kills the cancer cells.

     Malignant Glioma. Malignant brain tumors are an extremely aggressive form of cancer. Despite current therapeutic options such as surgery, radiation and chemotherapy, the two year survival rate for malignant glioma, the most common form of malignant brain cancer, is only 10 percent. These tumors arise within the brain and generally remain confined to the brain. The clinical course of malignant glioma is characterized by relentless loss of vital neurological functions and death within approximately 12 months.

     In 1999, we initiated a Phase I/II trial of NBI-3001 in patients with malignant glioma in which the primary endpoints were to determine safety and the maximum tolerated dose. This trial found NBI-3001 to be safe and to have an acceptable degree of tolerability in this patient population. While approximately one-third of the patients exhibited side effects during or immediately following therapy, these effects were consistent with marked tumor cell death and the subsequent inflammatory response to this tumor cell death, as well as the six month median survival data showing trends towards efficacy.

     During 2002, we also completed a Phase II study designed to explore an improved delivery regimen and to determine a safe and optimal dose for Phase III trials. The study enrolled 32 patients with recurrent malignant glioma where NBI-3001 was infused intratumorally at high, medium, and low dose levels over 5 days, followed 3 weeks later by tumor resection. At the low dose of 90 mcg, the drug was well tolerated and was associated with a low incidence (10%) of drug-related serious adverse events within the first 2 weeks of infusion. Median survival for this dose group was greater than six months with the majority of patients still alive at the time follow up data were last analyzed. Additionally, MRI scans showed approximately 25% of the patients reached stable or partial regression of disease. These results indicate a safe and well-tolerated dose has been determined and that the compound is now ready to enter advanced efficacy trials using survival as the endpoint.

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

     Solid Tumor Cancers. In conjunction with our clinical trials of IL-4 fusion toxin in malignant glioma, we entered into a collaborative research and development agreement with the FDA to investigate the safety and efficacy of IL-4 fusion toxin in laboratory models of different cancers and by different routes of administration. Research teams from the FDA and NIH have published results with IL-4 fusion toxin demonstrating a high level of binding and destruction of specific types of cancers. We have conducted pre-clinical research to support the application of NBI-3001 to peripheral solid tumors and have shown that IL-4 fusion toxin can be safely administered intravenously in pre-clinical models. We filed an IND application with the FDA in July 2001 and initiated a Phase I clinical trial in November 2001 to first investigate the safety and efficacy of NBI-3001 against kidney (renal cell carcinoma) and non-small-cell lung cancers. These two cancers have a combined expected incidence in 2003 of approximately 170,000 people in the United States according to the American Cancer Society. While the study is still ongoing, preliminary results indicate this study has met the primary objectives of defining a dose-limiting toxicity and the maximum tolerated dose.

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

Research

     Our research focus is on addressing diseases and disorders of the central nervous system and endocrine system, which includes stress related disorders and neurodegenerative diseases, as well as eating disorders and autoimmune diseases. Central nervous system drug therapies represent one of the largest sectors of the worldwide drug market, accounting for over $55 billion in worldwide drug sales in 2002, second only to cardiovascular drugs. Additionally, central nervous system drug therapies experienced a growth rate of approximately 10% during 2002.

CRF R1  Antagonist

     As mentioned previously, the CRF R1antagonist has been identified by researchers to be the central mediator of the body’s stress responses or stress related disorders. Since researchers believe that CRF is the primary mediator of stress, they have suggested that CRF R1 antagonists may provide a treatment for irritable bowel syndrome. Researchers have demonstrated the CRF R1 antagonists demonstrate dose dependent effect with in vivo preclinical models of irritable bowel syndrome. Together with GlaxoSmithKline, we are evaluating our proprietary CRF R1 antagonists for treatment of stress, anxiety, depression, and irritable bowel syndrome. We face the risks that pre-clinical studies may not warrant initiating clinical testing of these candidates or that initial clinical data may not support continuation of the program and additional clinical trials.

CRF R2 Antagonist

     Our scientists were the first to isolate a second CRF receptor, called CRF R2. We believe the distribution of CRF R2 in the brain suggests that CRF R2 could play a role in some forms of anxiety and some eating disorders. Our researchers have demonstrated that administration of a CRF R2 antagonist reduces measures of anxiety in studies of obsessive compulsive disorder and conditioned fear. We are also working with GlaxoSmithKline in evaluating our proprietary CRF R2 antagonist for treatment of a variety of psychiatric and eating disorders. We have screened our small molecule library and conducted exploratory chemistry to identify a new series of compounds to undergo further study. We face the risks that our work in this area will not lead to clinical candidates or that clinical trials will not find our candidates to be safe and effective.

GnRH Antagonists

     As previously mentioned, GnRH may be useful in treating certain hormone dependent diseases. Our discovery work in GnRH has allowed us to select a backup compound to move into pre-clinical studies during 2003. This compound is expected to complete GLP pre-clinical studies in mid-2003 and if successful, will advance to Phase I testing. We continue to search for innovative formulations of GnRH that may lead to additional candidates for clinical trials. We face the risks that our work in this area will not lead to clinical candidates or that clinical trials will not find our candidates to be safe and effective.

CRF R2  Agonist

     CRF R2 agonists may also represent a therapeutic strategy for diseases and disorders of the central nervous system. Preliminary data indicates that CRF may act as central regulators of both appetite and metabolism and may play a role in neurodegenerative diseases. In 1996, we initiated a three-year research collaboration with Eli Lilly to screen and optimize CRF R2 agonists. In October 1999, the funded research portion of the program was completed as scheduled and Eli Lilly has retained control of the program and exclusive rights to the compounds. We face the risks that Eli Lilly may not initiate further research and that, if they do, the research may not identify suitable candidate compounds for development in a timely manner, or at all.

Melanocortin Receptor Agonist/Antagonist

     Melanocortin receptors are proteins on the surface of cells which help regulate some body functions such as eating and skin color. Researchers discovered that one of the melanocortin receptor subtypes, subtype 4, plays an important role in the mechanism regulating appetite and body weight. The subtype 4 receptor is activated by melanocyte stimulating hormone. When melanocyte stimulating hormone is injected into the brain, it reduces food intake and body weight. Responses have included the apparent increase in basal metabolic rate and lowering of serum insulin levels. We believe that an orally active subtype 4 agonist may produce the same effects and, thus, may provide a novel approach to the treatment of obesity. Conversely, the endogenous peptide antagonist of the central melanocortin subtype 4 receptor, has been shown to have the reverse effect, increasing food intake over a sustained period of time after a single brain injection and this observation has prompted significant interest in diseases such as cancer and AIDS related cachexia. For these reasons, we are also studying melanocortin subtype 4 receptor antagonists and have discovered novel, potent and selective compounds that are now being evaluated in relevant animal models. Additionally, researchers have recently suggested that melanocortin receptor subtype 4 agonists may also have a role in sexual dysfunction, and studies are underway to explore this further. We have screened our small molecule library and identified highly potent, selective orally active melanocortin subtype 4 receptor antagonist compounds. However, these compounds may fail to progress beyond the research phase, and we face the risk that our melanocortin research will not lead to product candidates.

Melanin Concentrating Hormone Antagonist

     Recent studies suggest that melanin concentrating hormone (MCH) plays a role in the regulation of eating behavior. Based on these findings, we believe that blocking the effect of MCH with a small molecule antagonist may represent a novel approach to the treatment of obesity. Additional indications include anxiety and depression. Through our research efforts, we have identified and screened small-molecule, orally-active compounds which will block the activity of MCH at its receptor. We believe that these compounds may provide a novel therapeutic strategy for treating obesity and related disorders. We face the risk that our research in this area will not lead to product candidates.

Excitatory Amino Acid Transporters

     Some of the most successful central nervous system drugs, including selective serotonin reuptake inhibitors such as Prozac®, selectively target transporters of neurotransmitters in the brain. Similarly, we are targeting a set of proteins, called excitatory amino acid transporters, generally located in the brain, which transport glutamate in and out of cells, to selectively control the levels of this neurotransmitter. Drugs which alter the activity of these transporters are expected to produce a therapeutic benefit in disorders where glutamate levels are abnormal such as head trauma, schizophrenia, Lou Gehrig’s Disease and other neurodegenerative and psychiatric disorders.

     We collaborate with Wyeth to investigate controlling the glutamate transporter function as a novel strategy for the treatment of neurodegenerative and psychiatric disorders which included basic research to understand the function and regulation of the transporters, along with the identification and characterization of chemical and biological leads. We face the risks that we may be unable to demonstrate that these excitatory amino acid transporters are therapeutic targets or that we may fail to identify any product candidates for pre-clinical or subsequent clinical development.

     The excitatory amino acid transporter research has also been expanded to focus on retinal cell death associated with damage from low blood flow. In 2000, the NIH awarded us a research grant to fund our work to identify novel compounds for the alleviation of neuronal cell death in response to a wide range of conditions including diabetic induced nerve damage, glaucoma and other circulatory conditions of the eye. This work is independent of our collaboration with Wyeth.

CCR7 Antagonist

     Chemokine receptors are necessary for developing immune responses to viruses or bacterial infections. However, in some cases an inappropriate immune response to the body’s own tissues is created, resulting in autoimmune and inflammatory diseases. The chemokine receptor CCR7 has been shown in mice experiments to play a role in creating these inappropriate autoimmune responses. We have an ongoing research effort in this area and have identified small molecule, orally-active compounds which will facilitate blockage of the CCR7 receptor. These compounds may provide a novel therapeutic strategy for treating rheumatoid arthritis, diabetes, or multiple sclerosis and other autoimmunity diseases. We face the risk that our research in this area will not lead to product candidates.

Fractalkine

     Fractalkine is a unique member of the chemokine family, which is highly expressed by neurons in the brain. Recent evidence suggests that blockade of CX3CR1, the receptor for fractalkine, may be beneficial for prevention of chronic pain. We have initiated a research effort to identify small-molecule, orally-active compounds as fractalkine receptor antagonists. We believe that these compounds may provide a novel therapeutic strategy for treating pain and related disorders. We face the risk that our research in this area will not lead to product candidates.

Our Discovery Technology

     We utilize a proprietary approach to small molecule drug design that we refer to as multi-channel technology.

     Multi-Channel Discovery™. The advent of molecular biology, culminating recently in the cloning of the human genome, has opened up a vast array of receptors as potential targets for drug discovery. Over the past ten years numerous new technologies have been developed to try to speed the identification of small molecule drugs. These technologies have mainly relied on the creation of large chemical libraries utilizing combinatorial chemistry, automated synthesis of compounds and ultra-high throughput screening machines to test hundreds of thousands of compounds against a particular receptor. While we utilize all of these technologies, we have taken the science to the next step, one we call Multi-Channel Discovery, or MCD™.

     MCD is driven by the power of traditional medicinal chemistry accelerated by a suite of computational methodologies that guide the synthesis of highly active small molecules. At the core of MCD is our development of a virtual library containing over 100 million molecules. Utilizing this “universe” of compounds our chemists sequentially apply computer generated molecular screens to filter compounds that will bind to the desired receptor. The unique feature of MCD is that chemists are no longer constrained by the physical properties of a particular compound but rather are free to work with thousands of shapes and charges to design compounds that will fit onto the receptor target.

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

     High-Throughput Screening. We have assembled a chemical library of diverse, low molecular weight organic molecules for lead compound identification and we have implemented robotics screening capabilities linked to our library of compounds that facilitate the rapid identification of new drug candidates for multiple drug targets. In addition, we have designed a 175,000-compound library focused on some of our molecular targets. We believe that our utilization of high-throughput screening and medicinal and peptide chemistry will enable us to rapidly identify and optimize lead molecules.

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

Our Business Strategy

     Our goal is to become the leading therapeutic product-based biopharmaceutical company focused on neurologic and endocrine diseases and disorders. There are six key elements to our business strategy:

     Build a Large and Diversified Product Portfolio to Mitigate Overall Clinical and Technical Risk. We believe that by building a large and diverse product pipeline, we can mitigate some of the risks associated with drug development. We currently have 16 programs in various stages of research and development, with seven projects in clinical development and nine research projects to supply clinical compounds for the future. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with high probabilities of technical and commercial success.

     Identify Novel Drug Targets for the Development of Innovative Therapies to Address Large Unmet Market Opportunities. We seek to identify and validate novel drug targets for internal development or collaboration. For example, the novel drug candidates we have identified to regulate CRF, which is believed to be the central mediator of the body’s stress response, may represent the first new breakthrough for anxiety and depression in over 20 years. Gonadotropin-releasing factor antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-injectible means of treatment of prostate cancer and endometriosis. Additionally, Melanocortin and MCH modulators are compounds which affect proteins in the brain believed to be involved in many activities of the body. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Our team of approximately 125 biologists and chemists has a goal of delivering three innovative clinical compounds over the next five years to fuel our research and development pipeline.

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

•	Pfizer, for indiplon for the treatment of insomnia;

•	GlaxoSmithKline, for second generation corticotropin-releasing factor receptor antagonists to treat anxiety and depression and irritable bowel syndrome;

•	Wyeth, for compounds to treat neurodegenerative and psychiatric diseases;

•	Taisho, for compounds to treat Type 1 diabetes, in which the body does not produce enough insulin; and

•	Eli Lilly, for treatments of central nervous system disorders, including obesity.

     Acquire Rights to Complementary Drug Candidates. We plan to continue to selectively acquire rights to products in various stages of development to take advantage of our drug development capabilities. For example, in May 1998, we licensed from the NIH an IL-4 fusion toxin which is currently in Phase II clinical trials for recurrent malignant glioma, as well as kidney, non-small cell lung cancer. In May 1998, we acquired Northwest NeuroLogic, Inc. and thereby considerably expanded our research pipeline. Through this acquisition, we acquired the technology and intellectual property rights surrounding excitatory amino acid transporters, a portion of which is now in collaboration with Wyeth. We also acquired from Northwest NeuroLogic intellectual property relating to melanocortin technology and other technologies that we are developing. In June 1998, we licensed exclusive worldwide commercial rights for indiplon, our compound for the treatment of insomnia, from DOV Pharmaceutical, Inc. (DOV) and have since moved this compound into advanced clinical development.

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

Our Strategic Alliances

     One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. To date, we have formed the following alliances:

     Pfizer. In December 2002, we announced an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and we will collaborate in the completion of the indiplon Phase III clinical program. We will be responsible for $15 million in development costs, and all other external collaboration costs will be borne by Pfizer. Following the filing of a New Drug Application (NDA) with the FDA regarding indiplon, Pfizer will support the creation of a 200 person Neurocrine sales force. Our sales force will detail Pfizer’s antidepressant drug Zoloft® to psychiatrists in the United States. Upon approval of the indiplon NDA, our sales force will also co-promote indiplon to psychiatrists and sleep specialists in the United States. During the first quarter of 2003, we received an upfront payment of $100 million and will also be eligible to receive up to $300 million in additional pre-commercialization milestone payments as indiplon moves toward commercialization. Further, upon commercialization of indiplon, we will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of Zoloft® and indiplon in the United States. In addition, Pfizer has committed to loan us up to $175 million, at commercial terms, pursuant to a secured short-term credit facility, subject to U.S. launch of indiplon and various other conditions. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to us. In such event, we would be entitled to certain payments for ongoing clinical development and related activities and all indiplon product rights would revert to us. We have obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV and we are responsible for specified milestone payments and royalties on net sales to DOV under the license agreement.

     GlaxoSmithKline. In July 2001, we announced a worldwide collaboration with GSK to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, Neurocrine and GSK will conduct a collaborative research program for up to five years and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, Neurocrine will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to certain payments and all product rights would revert to us. As of December 31, 2002, we have recorded revenues of $2.2 million in license fees, $15.8 million in milestone payments, $8.2 million in sponsored research and development and $694,000 in reimbursement of development costs. In addition, at December 31, 2002 we have $2.3 million of deferred license fees that will be amortized over the remaining life of the agreement. GSK also sponsors a portion of our research efforts related to CRF (as discussed previously) through annual payments, of which $3.1 million is deferred and will be amortized over the remaining sponsored research period.

     Taisho. In December 1999, we entered into an agreement with Taisho, providing to them an exclusive option to obtain European, Asian and North American development and commercialization rights for our altered peptide ligand product, NBI-6024, for Type 1 diabetes in exchange for a $2.0 million option fee. In July 2000, Taisho exercised its option as to Europe and Asia, and in December 2000, Taisho exercised its option as to North America. In September 2002, the collaboration agreement with Taisho was further restructured to provide that worldwide rights, excluding Japan, revert to us. The restructuring agreement further provides that under certain circumstances, if we enter into a business arrangement with specified third parties, then Taisho will be entitled to receive a percentage of certain consideration received by us. Generally, if we do not enter into a business discussion with one of the specified third parties on or before a specified date, the restructured agreement will expire, and at that time the rights to Japan will revert to us. As of December 31, 2002, we have recorded revenues of $4.9 million in license fees, $9.5 million in milestone payments $5.6 million in sponsored research and $10.5 million in reimbursement of development costs. In addition, we have $1.1 million remaining of deferred license fees that will be recognized as revenue in 2003.

     Wyeth. Effective January 1999, we entered into a collaboration and license agreement with Wyeth relating to the research, development and commercialization of compounds that control excitatory amino acid transporters for the treatment of neurodegenerative and psychiatric diseases. We have granted Wyeth exclusive and non-exclusive rights to our excitatory amino acid transporters technology as well as exclusive rights to any products developed during the collaboration. These licenses are for the term of the patents licensed. We will receive royalties on product sales for the terms of the patents covering the collaboration products, subject to adjustments for royalties payable to other parties and for competition. We will also receive royalties for products that are not the subject of issued patents. Under certain conditions, we have the option to co-promote collaboration products in Canada and the United States. Wyeth may terminate the agreement if they decide that the research is not successful, if they decide to stop the program or if we are acquired by another company. The agreement may also be terminated by either party for the other party’s failure to meet its obligations under the agreement or bankruptcy. The three-year sponsored research portion of the Wyeth agreement was completed on schedule in December 2001 and was subsequently extended on a smaller scale through December 2002.

     As of December 31, 2002, we recognized a total of $13.9 million under the Wyeth agreement consisting of $10.5 million in sponsored research and $3.4 million in milestone payments.

     Eli Lilly and Company. In October 1996, we entered into a research and license agreement with Eli Lilly to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias, such as Alzheimer’s disease, and CRF R2 agonists for central nervous system diseases and disorders. Under the agreement we are entitled to milestone payments for certain development and regulatory accomplishments. We will have the option to receive co-promotion rights and share profits from commercial sales of select products that result from the collaboration in the U.S. or receive royalties on U.S. product sales. We will receive royalties on product sales for the rest of the world.

     In October 1999, the funded portion of the research program concluded as scheduled and, to our knowledge, Eli Lilly is not planning any specific future development efforts, and we do not expect to receive any additional payments under this agreement. During the funded portion of the research program we received payments totaling $17.2 million.

     Janssen Pharmaceutica, N.V. In January 1995, we entered into the first of two research and development agreements with Janssen to collaborate in the discovery, development and commercialization of small molecule CRF R1 antagonists for the treatment of anxiety, depression and substance abuse. Under the January 1995 agreement, Janssen funded three years of research at Neurocrine and received exclusive licenses to all CRF R1 antagonist compounds developed during the term of the funded research or during the year thereafter. The terms of the licenses are for the term of the patents licensed under the agreement. The collaborative research portion of the first Janssen agreement was completed as scheduled in 1997. In September 1999, together with Janssen, we entered into an amended agreement to expand the collaborative research and development efforts to identify additional small molecule CRF antagonists for the treatment of psychiatric disorders. In connection with the amended Janssen agreement, we received an initial payment and two years of additional research funding for our scientists working in collaboration with Janssen. This additional research was completed in February 2001.

     In March 2002, Janssen notified us that it elected to terminate both the 1995 and 1999 agreements. As a result, exclusive rights to all of the first generation CRF R1 antagonist compounds developed thereunder reverted to us. We do not expect any additional payments of any kind under the Janssen agreement and no revenue was recognized under this agreement during 2002. During the funding portion of the agreement we received payments totaling $21.1 million

     Risks Related to Our Strategic Alliances. We face the risks that we or any of the above collaborators may not be successful in research and drug discovery, that any pre-clinical and clinical drug candidates arising from the collaborations may not generate commercial product candidates that have viable clinical, regulatory and intellectual property profiles or that any commercial products arising from any of these collaborations may not enjoy market acceptance. Therefore, we may never receive any milestone payments or royalty income under any of our collaboration agreements.

Intellectual Property

     We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. We have 25 issued U.S. patents, approximately 50 pending U.S. patent applications and approximately another 150 issued and pending foreign patents and applications. We have licensed, from institutions such as The Salk Institute, Stanford University, Oregon Health Sciences University, DOV Pharmaceutical and others the rights to an additional 30 issued U.S. patents, 20 pending U.S. patent applications, and 50 issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.

     The technologies we use in our research, as well as the drug targets we select, may unintentionally infringe the patents or violate the proprietary rights of third parties. If this occurs, we may be required to obtain licenses to patents or proprietary rights of others in order to continue with the commercialization of our products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our modified release insomnia formulation unless we obtain a license, which may not be available to us. We are also aware of pending and issued patent claims to melanin concentrating hormone ligand and receptor, and certain uses of melanocortin subtype 4 agonists. We are conducting research in all of those areas and may ultimately need to license those patents in order to proceed. In addition, we are aware of two U.S. patents relating to IL-4 proteins that are controlled by other entities which, if construed very broadly, and if valid as so construed, could prevent us from commercializing our IL-4 fusion toxin products in the United States unless we obtain a license, which may not be available to us on commercially reasonable terms, or at all. We do not believe that our research and development activities as currently conducted infringe any valid issued patents.

     Indiplon, our leading gamma amino-butyric acid agonist compound for the treatment of insomnia, is covered in an issued U.S. patent, which we licensed from DOV Pharmaceutical. The term of the U.S. patent is due to expire in 2020. Additional U.S. patents covering synthesis, formulations and forms of indiplon were issued in 2002 and do not expire until 2020. Indiplon is not currently covered by any foreign patents of which we are aware. We intend to seek additional protection of this compound through nine U.S. and foreign patent applications directed to the synthesis, formulations and various forms of indiplon, which could extend certain patent protection to the year 2020. We face the risk that these patents may not issue, or may subsequently be challenged successfully. In addition to the granted and potential patent protection, the United States, the European Union and Japan all provide data protection for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data protection. This period of exclusivity is five years in the United States, six years in Japan and six to ten years in the European Union, measured from the date of FDA, or corresponding foreign, approval.

In-Licensed Technology

During the last four years, we have in-licensed the following technologies to complement our ongoing clinical and research programs. Most of these licenses extend for the term of the related patent and contain customary royalty, termination and other provisions.

•	In December 2002, we entered into a collaboration and license agreement with Biosite Incorporated relating to high affinity antibodies

•	In December 2002, we licensed library development software from Deltagen Research Laboratories, Inc.

•	In December 2002, we licensed knock-out mice to certain target genes from Deltagen, Inc.

•	In May 2002, we licensed a SK-MEL-37 cell line from the Sloan-Kettering Institute for Cancer Research.

•	In June 2001, we licensed nonexclusive rights to the BON cell line from the University of Texas Medical Branch.

•	In May 2001, we licensed nonexclusive rights to a murine CCR7 expressing cell line from Public Health Service.

•	In March 2001, we licensed nonexclusive rights to a saoS-2 cell line from The Sloan-Kettering Institute for Cancer Research.

•	In March 2001, we licensed a HERG cell line from Wisconsin Alumni Research Foundation.

•	In October 2000, we licensed nonexclusive rights to several GT1-cell lines from The Salk Institute.

•	In August 2000, we licensed nonexclusive rights to CRF R1 deficient mice from the Research Development Foundation.

•	In July 2000, we licensed exclusive rights to melanocortin subtype 3 receptor knock-out mice from Oregon Health Sciences University.

•	In August 1999, we licensed nonexclusive rights to the human gonadotropin-releasing hormone receptor from Mount Sinai School of Medicine.

•	In January 1999, we licensed exclusive worldwide rights to patents relating to excitatory amino acid transporters and melanocortin 1-5 from Oregon Health Sciences University.

•	In December 1998, we licensed nonexclusive rights to technology covering melanocortin subtype 4 from the University of Michigan.

•	In June 1998, we licensed exclusive worldwide rights to our sedative compound, indiplon, from DOV Pharmaceutical, Inc.

•	In May 1998, we licensed exclusive worldwide rights to patents covering NBI-3001, our IL-4 fusion toxin, from the National Institutes of Health and inventors Ira Pastan and David Fitzgerald.

Manufacturing

     We currently rely on contract manufacturers, and will continue to rely on contract manufacturers for at least the next few years, to produce sufficient quantities of our product candidates for use in our pre-clinical and anticipated clinical trials. We have established an internal pharmaceutical development group to develop manufacturing methods for our products, to optimize manufacturing processes, and to select and transfer these manufacturing technologies to our suppliers. We continue to contract with multiple manufacturers to ensure adequate product supply and to mitigate risk.

     There is currently a limited supply of some of these manufacturers. Furthermore, some of the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing and packaging our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

     If we are unable to establish and maintain relationships with third parties for manufacturing sufficient quantities of our product candidates and their components that meet our planned time and cost parameters, it could delay the development and timing of our clinical trials.

Marketing and Sales

     We currently have no sales or distribution capabilities. In order to commercialize any of our product candidates, we must either internally develop sales and distribution capabilities or make arrangements with third parties to perform these services. Additionally, we currently have no experience in marketing or selling pharmaceutical products. We are currently initiating marketing activities for indiplon by hiring staff with experience in pharmaceutical sales, marketing and distribution.

     As part of our collaboration agreement with Pfizer, we will receive funding from Pfizer for a 200 person United States sales force. This funding will commence upon our filing of a NDA for indiplon and the sales force will immediately focus on detailing Pfizer’s antidepressant drug Zoloft ® to psychiatrists. Upon government approval of the indiplon NDA, the sales force will also co-promote indiplon to psychiatrists and sleep specialists. Pfizer will manage all aspects of distribution for both Zoloft ® and indiplon.

     Additionally, under our collaboration agreements with GlaxoSmtihKline, Wyeth, and Eli Lilly, we may have the opportunity to co-promote some of our other products in the United States. To market any of our other products directly, we must develop a sales force with technical expertise and with supporting distributions capabilities, none of which we currently have.

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

     The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date we have also conducted some of our clinical trials in Europe and South Africa.

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

Orphan Drug Designation

     The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a new drug application. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the indication for which it has orphan drug designation, the product is entitled to orphan exclusivity, which means the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Our IL-4 fusion toxin product candidate has received orphan drug designation from the FDA for astrocytic glioma.

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

     Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, prostate cancer, obesity and certain women’s health disorders.

     We are developing a gamma amino-butyric acid receptor agonist, indiplon, for the treatment of insomnia. Ambien® and Sonata® are already marketed for the treatment of insomnia by Sanofi-Synthelabo and King Pharmaceuticals, Inc., respectively. Additionally, Sepracor has filed a NDA for Estorra with the FDA for the treatment of insomnia.

     Products that may compete with NBI-5788, our altered peptide ligand for multiple sclerosis, include Betaseron® and Avonex®, similar forms of beta-interferon marketed by Berlex BioSciences and Biogen, respectively, and Rebif® marketed by Ares Serono. Copaxone®, a peptide polymer marketed by Teva, has also been approved for the marketing in the United States and certain other countries for the treatment of multiple sclerosis.

     In the area of anxiety disorders, our product candidates will compete with well-established products such as Valium®, marketed by Hoffman-La Roche, Xanax®, marketed by Pharmacia, BuSpar®, marketed by Bristol-Myers Squibb, Zoloft® marketed by Pfizer, and Wellbutrin® marketed by GlaxoSmithKline among others, as well as generic alternatives for each of these products.

     We are also developing products for depression, which will compete with well-established products in the antidepressant class, including Prozac®, marketed by Eli Lilly as well as its generic alternatives, Zoloft®, marketed by Pfizer, Paxil®, marketed by GSK, and Celexa®, marketed by Forest Laboratories, among others. Certain technologies under development by other pharmaceutical companies could result in additional commercial treatments for depression and anxiety. In addition, a number of companies also are conducting research on molecules to block CRF, which is the same mechanism of action employed by our compounds.

     Guilford Pharmaceuticals’ Gliadel® is approved in the U.S. and Europe for use in a subset of brain cancers known as recurrent glioblastoma multiforme. Gliadel® is also under review by the FDA for treatment of primary glioblastoma. Gliadel® will potentially compete with our IL-4 fusion toxin product, NBI-3001, if our product is approved by the FDA. Temozolomide, marketed by Schering Plough, is approved in Europe for both recurrent malignant glioma and recurrent astrocytoma and in the U.S. for only recurrent astrocytoma. Temozolomide may also compete with our IL-4 fusion toxin product.

     We are also pursuing development of NBI-3001 for the treatment of peripheral solid tumors, such as kidney cancer and non-small-cell lung cancer. Proleukin® is marketed by Chiron for the treatment of kidney cancer, and drug treatments for non-small-cell lung cancer include Taxotere®, marketed by Aventis, Taxol®, marketed by Bristol-Myers Squibb, Navelbine®, marketed by GSK, and Gemzar®, which is marketed by Eli Lilly.

     There are a number of competitors to products in our research pipeline. Lupron Depot®, marketed by Takeda-Abbott Pharmaceuticals, Zoladex®, marketed by AstraZeneca, and Synarel®, marketed by Pharmacia, are gonadotropin-releasing hormone peptide agonists that have been approved for the treatment of prostate cancer, endometriosis, infertility, and central precocious puberty. These drugs may compete with any small molecule gonadotropin-releasing hormone antagonists we develop for these indications. Anti-obesity therapeutics currently available include Xenical® from Roche Laboratories and Meridia® from Abbott Laboratories. If one or more of these products or programs are successful, it may reduce or eliminate the market for our products.

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

Employees

     As of December 31, 2002, we had 276 employees, consisting of 253 full-time and 23 part-time employees. Of the full-time employees, approximately 85 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We face the risk that we may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on members of our Scientific Advisory Board and a significant number of consultants to assist us in formulating our research and development strategies.

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

Our Scientific Advisory Board

     We have assembled a Scientific Advisory Board that currently consists of 11 individuals. Members of our Scientific Advisory Board are leaders in the fields of neurobiology, immunology, endocrinology, psychiatry and medicinal chemistry. Our Scientific Advisory Board advises us in the selection, implementation and prioritization of our research programs.

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

     Michael E. Jung, PhD., is a Professor in the Department of Chemistry and Biochemistry at the University of California at Los Angeles. Dr. Jung is an internationally renowned expert on organic synthesis, development of new synthetic methods; study of electrocyclic reactions and their use in organic synthesis; and the design, synthesis, and testing of inhibitors of enzymatic reactions.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.neurocrine.com, when such reports are available on the Securities and Exchange Commission website.

RISK FACTORS

Risks Related to the Company

     We expect to rely on our collaboration with Pfizer for the funding of the completion of our indiplon clinical program and for commercialization of indiplon.

     Pfizer will:

•	fund substantially all out of pocket costs related to future indiplon development, manufacturing and commercialization activities;

•	fund a 200 person Neurocrine sales force to detail Zoloft® and, following FDA approval, indiplon in the Unites States;

•	be responsible for obtaining all regulatory approvals outside of the United States and regulatory approvals in the United States after approval of the first indiplon NDA; and

•	be responsible for sales and marketing of indiplon worldwide.

     While our agreement with Pfizer requires Pfizer to use commercially reasonable efforts in the development and commercialization of indiplon, we cannot control the amount and timing of resources Pfizer may devote to our collaboration following NDA approval in the United States nor can we control when Pfizer will seek regulatory approvals outside of the United States. If the indiplon Phase III clinical program is significantly delayed or fails to demonstrate that indiplon is safe and efficacious for the targeted patient populations or if the FDA does not approve the proposed indiplon product labeling, the indiplon market opportunity we share with Pfizer and our business may be negatively affected. In addition, if Pfizer’s development activities in pursuing new indications and uses of indiplon are not successful or Pfizer’s sales and marketing activities for indiplon are not effective, indiplon sales and our business may be negatively affected.

     Pfizer may terminate the collaboration at any time upon 180-days notice, subject to payment of certain amounts related to ongoing clinical development activities. If Pfizer elects to terminate the collaboration prior to FDA approval, we will be responsible for Phase III indiplon development expenses while we seek another partner to assist us in the worldwide development and commercialization of indiplon. This could cause delays in obtaining marketing approvals and sales, and negatively impact our business. If Pfizer elects to terminate the collaboration after receipt of FDA approval, we would be forced to fund the Neurocrine sales force and/or seek new marketing partners for indiplon. This could lead to loss of sales and negatively impact our business. In the event the collaboration is terminated by Pfizer, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development and commercialization and our business.

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

     In connection with the indiplon clinical trials, as well as those clinical trials of our multiple sclerosis APL, Type I diabetes APL, anxiety CRF R1 antagonist, IL-4 fusion toxin, and GnRH antagonist clinical programs, we face the risks that:

•	the product may not prove to be efficacious;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	we or the FDA may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected; and

•	patients may drop out of the trials.

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

     We plan to file a NDA for indiplon in late December 2003 or early 2004. We face the risk that the FDA could reject our NDA filing, find it incomplete or find it insufficient for marketing approval for indiplon, which may cause our business and reputation to be harmed and could adversely affect our stock price.

     We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

     Since our inception, we have incurred significant net losses, including net losses of $94.5 million and $36.9 million for the year ended December 31, 2002 and 2001, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $201.9 million and $107.4 million as of December 31, 2002 and 2001, respectively. We were not profitable for the year ended December 31, 2002 and we do not expect to be profitable in 2003. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

     Because our operating results may vary significantly in future periods, our stock price may decline.

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our revenues are unpredictable and may fluctuate, for among other reasons, due to our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. A high proportion of our costs are fixed, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

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

     Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaborations with Pfizer, GlaxoSmithKline and Wyeth. Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:

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

     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical and IL-4 fusion toxin, which we call NBI-3001, from the National Institutes of Health. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor which we license from The Salk Institute and use in our CRF program collaboration with GSK and the excitatory amino acid transporters which we license from Oregon Health Sciences University and use in our EAATs collaboration with Wyeth. Other in-licensed technologies, such as the GnRH receptor which we license from Mount Sinai School of Medicine and Melanocortin subtype 4 which we license from the University of Michigan, will be important for future collaborations for our GnRH and Melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed thereby impairing or extinguishing our rights under our licenses with them.

     Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

     All of our product candidates are in research or development and we do not expect any of our product candidates to be commercially available within a year, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

     Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our products if and when they are approved by the FDA. We currently have no experience in marketing or selling pharmaceutical products. We are currently initiating marketing activities for indiplon by hiring staff with experience in pharmaceutical sales, marketing and distribution. We will rely on Pfizer to co-promote indiplon with us in the United States and rely exclusively on Pfizer to market indiplon outside of the United States. We will also rely on Pfizer to provide distribution, customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support related to indiplon. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues will suffer.

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

     We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the potential commercialization of our future products. We have no experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on several contract manufacturers for all production of products for development and commercial purposes. If we are unable to obtain or retain third-party manufacturers, we will not be able to commercialize our products. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations. In addition, our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:

•	contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

•	switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

•	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products;

•	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards; and

•	if our primary contract manufacturer should be unable to manufacture indiplon for any reason, or should fail to receive FDA approval or Drug Enforcement Agency approval, commercialization of indiplon could be delayed which would delay indiplon sales and our business would be negatively impacted.

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

     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, prostate cancer, obesity and certain female disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors products or programs are successful, the market for our products may be reduced or eliminated.

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

     In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the ground that our patents do not cover its technology. Interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

     The technologies we use in our research as well as the drug targets we select may unintentionally infringe the patents or violate the proprietary rights of third parties.

     We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our collaboration partners, we or our collaboration partners may be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

ITEM 2. PROPERTIES

     We lease approximately 93,000 square feet of space at our headquarters in San Diego, California, of which approximately 65% is laboratory space dedicated to research and development. This facility was constructed in 1998 and is under lease through August 2013. The lease payments are $216,000 per month with annual increases of 4% on September 1st of each year. We have an ownership interest in this property through Science Park Center, LLC, which is described below under the heading “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Synthetic Lease for Current Facility.”

     We believe that our property and equipment are generally well maintained, in good operating condition and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

     We are currently not subject to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	High	Low

Year Ended December 31, 2001
1st Quater	$36.50	$14.25
2nd Quarter	39.99	16.75
3rd Quarter	40.71	27.93
4th Quarter	54.26	30.36
Year Ended December 31, 2002
1st Quater	$52.21	$32.15
2nd Quarter	43.88	23.25
3rd Quarter	42.65	24.04
4th Quarter	50.00	37.92

     As of February 21, 2003, there were approximately 99 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Form 10-K.

	2002	2001	2000	1999(2)	1998 (1) (2)

	(in thousands, except for loss per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$12,364	$16,880	$6,881	$12,662	$12,361
Milestones and license fees	3,516	22,937	6,345	3,000	2,500
Grant income and other revenues	2,165	1,425	1,362	1,129	1,176

Total revenues	18,045	41,242	14,588	16,791	16,037
Operating expenses:
Research and development	108,939	74,267	40,227	29,169	21,803
General and administrative	12,721	10,857	9,962	7,476	6,594
Write-off of acquired in-process research and development and licenses	—	—	—	—	4,910

Total operating expenses	121,660	85,124	50,189	36,645	33,307

Loss from operations	(103,615)	(43,882)	(35,601)	(19,854)	(17,270)
Other income (expense):
Interest income, net	8,864	6,662	6,048	2,851	4,000
Other income	215	430	1,047	1,066	504
Equity in NPI losses and other adjustments, net	—	—	—	(885)	(7,188)

Total other income (expense)	9,079	7,092	7,095	3,032	(2,684)

Loss before income taxes	(94,536)	(36,790)	(28,506)	(16,822)	(19,954)
Income taxes	—	120	302	—	1

Loss	$(94,536)	$(36,910)	$(28,808)	$(16,822)	$(19,955)

Loss per share
Basic and diluted	$(3.10)	$(1.42)	$(1.30)	$(0.88)	$(1.10)
Shares used in calculation of loss per share
Basic and diluted	30,488	26,028	22,124	19,072	18,141
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$244,710	$319,982	$164,670	$91,098	$62,670
Working capital	215,615	306,754	157,446	86,168	60,064
Total assets	266,539	346,350	185,962	109,222	80,529
Long-term debt and capital lease obligations	5,277	3,600	2,283	2,139	2,247
Accumulated deficit	(201,926)	(107,390)	(70,480)	(41,672)	(24,850)
Total stockholders’ equity	224,254	310,393	163,208	96,354	71,958

(1)	Includes results of operations and financial position of Northwest NeuroLogic, Inc. from May 28, 1998, the date of acquisition.

(2)	Sponsored research and development includes $491 and $3,610 in revenues from a related party for the years ended December 31, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, pertaining to the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results of operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in this Annual Report on Form 10-K under the heading “Item 1. Business-Risk Factors.”

Overview

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since we were founded, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Many of our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, prostate cancer, obesity and certain female health disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues in the foreseeable future. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of December 31, 2002, we have incurred a cumulative deficit of $201.9 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements, that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense), facility lease, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

     Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

     We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

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

Results of Operations for Years ended December 31, 2002, 2001 and 2000

     Our revenues for the year ended December 31, 2002 were $18.0 million compared with $41.2 million in 2001, and $14.6 million in 2000. The $23.2 million decrease in revenues from 2001 to 2002 resulted primarily from $21.0 million of milestones achieved in 2001 under the Taisho and GSK collaborations.

     The increase in revenues from 2000 to 2001 was primarily the result of the Taisho and GSK collaborations, which were effective July 2000 and July 2001, respectively. Under the Taisho agreement, we recognized $16.6 million during 2001, which included a $5.5 million milestone achievement, compared with $7.1 million in 2000. Under the GSK agreement, we recognized $19.2 million during 2001, which included a $15.5 million milestone achievement. The increase in revenues from these agreements was partially offset by the completion of the sponsored research portion of an agreement with Janssen that concluded, as scheduled, in February 2001. Under the Janssen agreement, we recognized $525,000 during 2001 and $3.0 million during 2000.

     Research and development expenses increased to $108.9 million during 2002 compared with $74.3 million during 2001 and $40.2 million in 2000. Increased expenses over the three years primarily reflect advancement of our drug candidates through progressive clinical development phases and the higher costs associated with expanding development activities and increased enrollment in clinical trials, in particular, the indiplon Phase III program. Additionally, personnel and laboratory costs, related to the expansion of research and development activities, have increased over the same period. We expect to incur increases in research and development expense in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

     General and administrative expenses increased to $12.7 million during 2002 compared with $10.9 million during 2001 and $10.0 million during 2000. The increase in administrative expenses from 2001 to 2002 resulted primarily from increased marketing research and marketing related costs, increased recruiting and relocation costs for new employees, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. The increase in expenses from 2000 to 2001 resulted primarily from additional patent legal expenses, marketing research and the addition of administrative personnel needed to support expanding research and development activities.

     Interest income increased to $9.3 million during 2002 compared with $7.0 million during 2001 and $6.3 million during 2000. The increase in 2002, compared with 2001 and 2000, primarily resulted from higher investment balances achieved through public and private offerings of our common stock offset by lower investment yields. In December 2001, we sold 4.0 million shares of our common stock in a public offering resulting in net proceeds of $175.6 million. In December 2000, we sold 3.2 million shares of our common stock in a public offering resulting in net proceeds of $90.4 million.

     Other income consists primarily of sublease income from unrelated parties. The fluctuations in sublease income from year to year reflect facility capacity in excess of our needs. Excess space is subleased until it is needed to support company growth. During 2002, sublease income decreased significantly as we ceased subleasing portions of our facility to enable us to use all of our laboratory and office space in conjunction with increased research and development activities.

     Our net loss for 2002 was $94.5 million, or $3.10 per share, compared with $36.9 million, or $1.42 per share, in 2001 and $28.8 million, or $1.30 per share, in 2000. The increase in net loss primarily resulted from an increase in scientific personnel and expanded clinical development activities, primarily related to the indiplon program. We expect operating losses to increase for the foreseeable future as we continue to expand our clinical development efforts.

Liquidity and Capital Resources

     At December 31, 2002, our cash, cash equivalents, and short-term investments totaled $244.7 million compared with $320.0 million at December 31, 2001. The decrease in cash balances from December 31, 2001 to December 31, 2002 is primarily due to funding our increase in scientific and clinical development personnel and expanded clinical trials, in particular, our indiplon Phase III program. Additionally, the cash, cash equivalents, and short-term investments as of December 31, 2002 do not include the initial payment from Pfizer of $100 million for the indiplon collaboration. This amount is expected to be received in early 2003.

     Net cash used in operating activities during fiscal year 2002 was $79.4 million compared with $21.9 million in 2001 and $18.6 million during 2000. The increase in cash used in operations for 2002 compared to the prior periods resulted primarily from the increase in clinical development activities, primarily our indiplon program, and the addition of scientific and clinical development personnel.

     Net cash used in investing activities during fiscal year 2002 was $46.0 million compared to $16.6 million during 2001 and $75.7 million in 2000. These fluctuations resulted primarily from the timing differences in investment purchases, sales, maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2002, 2001 and 2000 were $5.3 million, $3.8 million and $2.4 million, respectively, and were financed primarily through capital leasing arrangements. Capital equipment purchases for 2003 also will be financed primarily through leasing agreements and are expected to be approximately $6.0 million.

     Net cash provided by financing activities during fiscal year 2002 was $5.8 million compared with $181.3 million in 2001 and $94.1 million during 2000. Cash provided during 2001 and 2000 includes net proceeds from public and private offerings of our common stock of $175.6 million and $90.4 million, respectively.

Synthetic Lease for Current Facility

     We lease our current facility under an operating lease that generally requires us to pay taxes, insurance and maintenance. Based on the structure of the arrangement, our operating lease is commonly referred to as a “synthetic lease.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs for the acquisition and/or construction of the facility into a special purpose entity (SPE) and leases the facility to a lessee. At least 3% of the third party funds must represent at-risk equity at all times. If at any time the third party fails to maintain at least 3% at-risk equity, we will need to consolidate the SPE, which will result in debt and equity being recorded in our financial statements. Our synthetic lease is treated as an operating lease for accounting purposes and a financing lease for tax purposes. We selected the synthetic lease for the financing advantages. Also, the agreement provides that at our option, we may purchase the building by repaying the first mortgage balance. We periodically review the fair value of the property leased to determine potential accounting ramifications.

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

     The following table summarizes our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay up to $16.6 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Some of our clinical development agreements contain incentives for time-sensitive activities.

Contractual
Obligations	Total	Less than 1 year	1 – 3 years	3-5 years	More than 5 years

	(in thousands)
Capital lease obligations	$8,835	$3,132	$4,875	$828	$—
Operating lease	35,451	2,731	5,795	6,267	20,658
License & research agreements	1,375	1,135	120	120	—
Clinical development agreements	71,168	65,468	5,700	—	—
Total contractual obligations	$116,829	$72,466	$16,490	$7,215	$20,658

     The funding necessary to execute our business strategies is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. As of December 31, 2002, seven of our product candidates were in various stages of clinical trials. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is also important to note that if a clinical candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand.

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

     We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our research and development programs.

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

Interest Rate Risk

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on December 31, 2002, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Cautionary Note on Forward-Looking Statements

     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see “Item 1. Business – Risk Factors” included in this report.

New Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS No. 148 did not have a material effect on our results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently analyzing the effect that the adoption of FIN 46 will have on its results of operations and financial position, but expects that upon the implementation date, we will consolidate the special purpose entity described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Synthetic Lease for Current Facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and Qualitative Disclosures about Market Risk is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Interest Rate Risk.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the list of the Company’s Financial Statements filed with this Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2002. Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be contained in our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2002. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2002. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2002. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

a	Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

b	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this report
1.	List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and
Report of Ernst & Young LLP, Independent Auditors, are included in this report:
Report of Ernst & Young LLP, Independent Auditors
Balance Sheets as of December 31, 2002 and 2001
Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to the Financial Statements (includes unaudited Selected Quarterly Financial Data)

2.	List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b)	Reports on Form 8-K. Current Reports filed pursuant to Sections 13(a) or 15(d) of the Exchange Act on Form 8-K dated December 20, 2002.

1.	The Registrant filed a Current Report on Form 8-K dated December 20, 2002, to report, pursuant to Item 5 (Other Events), that the Company had entered into a license, collaboration and loan agreement with Pfizer for indiplon.

(c)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated May 1, 1998, between Northwest NeuroLogic, Inc., NBI Acquisition Corporation and the Registrant (6)
2.2	Form of Milestone Warrant pursuant to the Agreement and Plan of Reorganization dated May 1, 1998 (6)
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of warrant issued to existing warrant holders (1)
4.3	Information and Registration Rights Agreement dated September 15, 1992, as amended (1)
4.4*	Registration Rights Agreement dated May 28, 1998, between certain investors and the Registrant (6)
4.5	Amended and Restated Preferred Shares Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 11, 2002 (19)
4.6	Stock Purchase Agreement dated December 20 through 23, 1999, between Neurocrine Biosciences, Inc. and each of the Purchasers named therein (10)
10.1	Purchase and Sale Agreement and Escrow Instructions between MS Vickers II, LLC and the Registrant dated February 13, 1997 (3)
10.2	1992 Incentive Stock Plan, as amended (16)
10.3	1996 Employee Stock Purchase Plan, as amended (16)
10.4	1996 Director Stock Option Plan, as amended, and form of stock option agreement (12)
10.5	Form of Director and Officer Indemnification Agreement (1)
10.6	Employment Agreement dated March 1, 1997, between the Registrant and Gary A. Lyons, as amended May 24, 2000 (4) (11)

Exhibit
Number	Description

10.7	Employment Agreement dated March 1, 1997, between the Registrant and Paul W. Hawran, as amended May 24, 2000 (4) (11)
10.8	Consulting Agreement dated September 25, 1992, between the Registrant and Wylie A. Vale, Ph.D. (1)
10.9	Consulting Agreement effective January 1, 1992, between the Registrant and Lawrence J. Steinman, MD (1)
10.10	License Agreement dated July 17, 1992, by and between The Salk Institute for Biological Studies and the Registrant (1)
10.11	License Agreement dated November 16, 1993, by and between The Salk Institute for Biological Studies and the Registrant (1)
10.12	License Agreement dated October 19, 1992, by and between the Board of Trustees of the Leland Stanford Junior University and the Registrant (1)
10.13	Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica, N.V. (1)
10.14*	Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)
10.15*	Lease between Science Park Center LLC and the Registrant dated July 31, 1997 (5)
10.16*	Option Agreement between Science Park Center LLC (Optionor) and the Registrant dated July 31, 1997 (Optionee) (5)
10.17*	Construction Loan Agreement Science Park Center LLC and the Registrant dated July 31, 1997 (5)
10.18	Secured Promissory Note Science Park Center LLC and the Registrant dated July 31, 1997 (5)
10.19*	Operating Agreement for Science Park Center LLC between Nexus Properties, Inc. and the Registrant dated July 31, 1997 (5)
10.20	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (1)
10.21*	Patent License Agreement dated May 7, 1998, between the US Public Health Service and the Registrant (6)
10.22*	Patent License Agreement dated April 28, 1998, between and among Ira Pastan, David Fitzgerald and the Registrant (6)
10.23*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (6)
10.24*	Warrant Agreement dated June 30, 1998, between DOV Pharmaceutical, Inc. and the Registrant (6)
10.25*	Warrant Agreement dated June 30, 1998, between Jeff Margolis and the Registrant (6)
10.26*	Warrant Agreement dated June 30, 1998, between Stephen Ross and the Registrant (6)
10.27*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Registrant (7)
10.28	Employment Agreement dated October 1, 1998, between the Registrant and Margaret Valeur-Jensen, as amended May 24, 2000 (7) (11)
10.29	Employment Agreement dated January 1, 1998, between the Registrant and Bruce Campbell, as amended May 24, 2000 (7) (11)
10.30*	Agreement by and among Dupont Pharmaceuticals Company, Janssen Pharmaceutica, N.V. and Neurocrine Biosciences, Inc. dated September 28, 1999 (9)
10.31*	Amendment Number One to the Agreement between Neurocrine Biosciences, Inc. and Janssen Pharmaceutica, N.V. dated September 24, 1999 (9)
10.32*	License Agreement between the Registrant and Taisho Pharmaceutical Co., Ltd. dated July 21, 2000 (11)
10.33**	Amendment No. 1 dated November 30, 2000 to the License Agreement between the Registrant and Taisho Pharmaceutical Co., Ltd. dated July 21, 2000 (13) (15)
10.34*	2001 Stock Option Plan (14)
10.35*	Collaboration and License Agreement between the Registrant and Glaxo Group Limited dated July 20, 2001(17)
10.36	Employment Agreement dated October 17, 2001, between the Registrant and Henry Pan, MD, PhD. (18)
10.37	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002
10.38*	License Agreement between the Registrant and Pfizer dated December 18, 2002(20)

Exhibit
Number	Description

10.39*	Collaboration Agreement between the Registrant and Pfizer dated December 18, 2002(20)
10.40*	Loan Agreement between the Registrant and Pfizer dated December 18, 2002(20)
10.41*	Restructuring Agreement between the Registrant and Taisho Pharmaceutical Co., Ltd. dated September 30, 2002 (21)
10.42	Nonqualified Deferred Compensation Plan, as amended and restated February 22, 2000
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997
(3)	Incorporated by reference to the Company’s amended Quarterly Report on Form 10-Q filed on August 15, 1997
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1997
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 1997
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998
(7)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 1999
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999
(10)	Incorporated by reference to the Company’s Report on Form S-3 filed on January 20, 2000
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000
(12)	Incorporated by reference to the Company’s Report on Form S-8 filed on August 17, 2000
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2000
(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2001
(15)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 30, 2001
(16)	Incorporated by reference to the Company’s Report on Form S-8 filed on July 16, 2001
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2002
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2002
(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002
*	Confidential treatment has been granted with respect to certain portions of the exhibit
**	Confidential treatment has been requested with respect to certain portions of the exhibit

(d)	Financial Statement Schedules. See Item 15 (a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. A Delaware Corporation

Date: March 4, 2003	By:	/s/ Gary A. Lyons Gary A. Lyons President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary A. Lyons Gary A. Lyons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2003

/s/ Paul W. Hawran Paul W. Hawran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2003

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	March 4, 2003

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	March 4, 2003

/s/ Richard F. Pops Richard F. Pops	Director	March 4, 2003

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	March 4, 2003

/s/ Lawrence Steinman Lawrence Steinman	Director	March 4, 2003

/s/ Wylie W. Vale Wylie W. Vale	Director	March 4, 2003

Certifications

I, Gary A. Lyons, President and Chief Executive Officer of Neurocrine Biosciences, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Neurocrine Biosciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 4, 2003	/s/ Gary A. Lyons Gary A. Lyons President and Chief Executive Officer

I, Paul W. Hawran, Executive Vice President and Chief Financial Officer of Neurocrine Biosciences, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Neurocrine Biosciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 4, 2003	/s/ Paul W. Hawran Paul W. Hawran Executive Vice President and Chief Financial Officer

NEUROCRINE BIOSCIENCES, INC.
INDEX TO THE FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited the accompanying balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neurocrine Biosciences, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP ERNST & YOUNG LLP

San Diego, California
January 24, 2003

NEUROCRINE BIOSCIENCES, INC.
Balance Sheets
(in thousands, except for par value and share totals)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$44,313	$163,888
Short-term investments, available-for-sale	200,397	156,094
Receivables under collaborative agreements	247	9,949
Other current assets	3,137	1,584

Total current assets	248,094	331,515
Property and equipment, net	14,102	12,088
Licensed technology and patent applications costs, net	—	188
Other non-current assets	4,343	2,559

Total assets	$266,539	$346,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,959	$1,539
Accrued liabilities	22,163	15,753
Deferred revenues	5,699	5,382
Current portion of long-term debt	—	149
Current portion of capital lease obligations	2,658	1,938

Total current liabilities	32,479	24,761
Capital lease obligations, net of current portion	5,277	3,600
Deferred rent	2,645	2,196
Deferred revenues	833	4,417
Other liabilities	1,051	983

Total liabilities	42,285	35,957
Commitments and contingencies (See Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 30,662,273 in 2002 and 30,347,744 in 2001	31	30
Additional paid-in capital	424,084	420,018
Deferred compensation	(1,240)	(1,815)
Notes receivable from stockholders	(208)	(381)
Accumulated other comprehensive income (loss)	3,513	(69)
Accumulated deficit	(201,926)	(107,390)

Total stockholders’ equity	224,254	310,393

Total liabilities and stockholders’ equity	$266,539	$346,350

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Statements of Operations
(in thousands, except loss per share data)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Sponsored research and development	$12,364	$16,880	$6,881
Milestones and license fees	3,516	22,937	6,345
Grant income and other revenues	2,165	1,425	1,362

Total revenues	18,045	41,242	14,588
Operating expenses:
Research and development	108,939	74,267	40,227
General and administrative	12,721	10,857	9,962

Total operating expenses	121,660	85,124	50,189

Loss from operations	(103,615)	(43,882)	(35,601)
Other income and (expenses):
Interest income	9,349	6,978	6,276
Interest expense	(485)	(316)	(228)
Other income	215	430	1,047

Total other income	9,079	7,092	7,095

Loss before taxes	(94,536)	(36,790)	(28,506)
Income taxes	—	120	302

Net loss	$(94,536)	$(36,910)	$(28,808)

Loss per common share:
Basic and diluted	$(3.10)	$(1.42)	$(1.30)

Shares used in the calculation of loss per common share:
Basic and diluted	30,488	26,028	22,124

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Statements of Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in	Deferred	Notes receivable from	Accumulated other comprehensive	Accumulated	Total stockholders'
	Shares	Amount	capital	compensation	stockholders	income (loss)	deficit	equity

BALANCE AT DECEMBER 31, 1999	21,608	$22	$138,798	$(411)	$(119)	$(264)	$(41,672)	$96,354
Net loss	—	—	—	—	—	—	(28,808)	(28,808)
Unrealized gain on short-term investments	—	—	—	—	—	525	—	525

Comprehensive loss	—	—	—	—	—	—	—	(28,283)
Issuance of common stock from exercise of warrants	23	—	—	—	—	—	—
Issuance of common stock for notes	6	—	1	—	—	—	—	1
Issuance of common stock from option exercises	354	—	2,328	—	—	—	—	2,328
Issuance of common stock pursuant to the Employee Stock Purchase Plan	98	—	1,339	—	—	—	—	1,339
Issuance of common stock, net of offering costs	3,225	3	90,353	—	—	—	—	90,356
Payments received on stockholder notes	—	—	—	—	15	—	—	15
Reversal of accrued 12/99 private placement costs	—	—	182	—	—	—	—	182
Amortization of deferred compensation, net	—	—	564	352	—	—	—	916

BALANCE AT DECEMBER 31, 2000	25,314	25	233,565	(59)	(104)	261	(70,480)	163,208
Net loss	—	—	—	—	—	—	(36,910)	(36,910)
Unrealized loss on short-term investments	—	—	—	—	—	(330)	—	(330)

Comprehensive loss	—	—	—	—	—	—	—	(37,240)
Issuance of common stock from exercise of warrants	43	—	1,902	—	—	—	—	1,902
Issuance of common stock for notes	7	—	277	—	(277)	—	—	—
Issuance of common stock from option exercises	781	1	2,436	—	—	—	—	2,437
Issuance of common stock pursuant to the Employee Stock Purchase Plan	178	—	3,382	—	—	—	—	3,382
Issuance of common stock, net of offering costs	4,025	4	175,558	—	—	—	—	175,562
Amortization of deferred compensation, net	—	—	2,898	(1,756)	—	—	—	1,142

BALANCE AT DECEMBER 31, 2001	30,348	30	420,018	(1,815)	(381)	(69)	(107,390)	310,393
Net loss	—	—	—	—	—	—	(94,536)	(94,536)
Unrealized gain on short-term investments	—	—	—	—	—	3,582	—	3,582

Comprehensive loss	—	—	—	—	—	—	—	(90,954)
Issuance of common stock for option exercises	264	1	2,195					2,196
Issuance of common stock pursuant to the Employee Stock Purchase Plan	50	—	1,175	—	—	—	—	1,175
Reversal of offering expenses	—	—	88	—	—	—	—	88
Amortization of deferred compensation, net	—	—	447	575	—	—	—	1,022
NPI Warrants	—	—	161	—	—	—	—	161
Shareholder note repayment	—	—	—	—	104	—	—	104
Shareholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2002	30,662	$31	$424,084	$(1,240)	$(208)	$3,513	$(201,926)	$224,254

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2002	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(94,536)	$(36,910)	$(28,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,098	2,651	2,198
Loss on abandonment of assets	5	198	80
Deferred revenues	(3,267)	5,737	3,907
Deferred rent	577	597	868
Loan forgiveness on notes receivable from stockholders	69	—	—
Non-cash compensation expense	1,183	4,024	2,677
Change in operating assets and liabilities:
Accounts receivable and other current assets	8,149	(3,798)	(4,020)
Other non-current assets	(1,413)	(322)	1,014
Accounts payable and accrued liabilities	6,770	5,967	3,439

Net cash used in operating activities	(79,365)	(21,856)	(18,645)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(401,589)	(175,886)	(151,582)
Sales/maturities of short-term investments	360,868	163,054	78,348
Purchases of property and equipment, net	(5,300)	(3,805)	(2,440)

Net cash used in investing activities	(46,021)	(16,637)	(75,674)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	3,459	179,486	93,360
Proceeds received from long-term obligations	4,561	3,483	1,741
Principal payments on long-term obligations	(2,313)	(1,666)	(984)
Payments received on notes receivable from stockholders	104	—	15

Net cash provided by financing activities	5,811	181,303	94,132

Net (decrease) increase in cash and cash equivalents	(119,575)	142,810	(187)
Cash and cash equivalents at beginning of the year	163,888	21,078	21,265

Cash and cash equivalents at end of the year	$44,313	$163,888	$21,078

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid	$410	$312	$228
Taxes paid	$—	$120	$302

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) incorporated in California in 1992 and reincorporated in Delaware in 1996. Since the Company was founded, it has been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Many of its product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, malignant brain tumors and peripheral cancers, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, prostate cancer, obesity and certain female health disorders.

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

     Short-Term Investments Available-for-Sale. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

     During the years ended December 31, 2002, 2001 and 2000, the Company had collaborative research agreements that accounted for 88%, 97% and 91%, respectively, of total revenue.

     Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

     Licensed Technology and Patent Application Costs. Licensed technology consists of worldwide licenses to patents related to the Company’s platform technology, which are capitalized at cost and amortized over periods of 7 to 11 years. These costs are regularly reviewed to determine that they include costs for patent applications the Company is pursuing. Costs related to applications that are not being actively pursued are generally written-off. All costs were fully amortized as of December 31, 2002 and accumulated amortization at December 31, 2002 was $647,000.

     Impairment of Long-Lived Assets. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Ling-Lived Assets” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2002.

     Fair Value of Financial Instruments. Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

     Industry Segment and Geographic Information. The Company operates in a single industry segment – the discovery and development of therapeutics for the treatment of neurologic and endocrine diseases and disorders. The Company has no foreign operations for the years ended December 31, 2002, 2001 and 2000.

     Revenue Recognition. Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

     Up-front payments have been received for program cost reimbursements incurred during a negotiation period. License fees are received in exchange for a grant to use the Company’s proprietary technologies on an as-is basis for the term of the collaborative agreement. Milestones are received for specific scientific achievements determined at the beginning of the collaboration. These achievements are substantive and are based on the success of scientific efforts.

     Research and Development Expenses. Research and development costs are expensed as incurred. Such costs include: personnel expenses, contractor fees, laboratory supplies, facilities, miscellaneous expenses and allocations of corporate costs. These expenses are incurred during proprietary research and development activities, as well as in providing services under collaborative research agreements and grants.

     Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based employee compensation. Deferred compensation is recorded for employee options only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. The deferred compensation is amortized over the vesting period of the options.

     Compensation charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation for options granted to non-employees is periodically measured as the underlying options vest.

     Earnings (Loss) Per Share. The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities composed of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options, warrants for common stock, and restricted stock that has not yet fully vested. Potentially dilutive securities totaled 2.1 million, 2.0 million and 2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

     Comprehensive Income. Comprehensive income is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income consisted of gains and losses on short-term investments and is reported in the statements of stockholders’ equity.

     Impact of Recently Issued Accounting Standards. In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The Company will be required to adopt this provision for revenue arrangements entered into on or after June 15, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on the Company’s results of operations and financial condition.

     In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective immediately. The interim disclosure requirements are effective for the first quarter of 2003. The adoption of SFAS No. 148 did not have a material effect on our results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management is currently analyzing the effect that the adoption of FIN 46 will have on its results of operations and financial position, but expects that upon the implementation date, the Company will consolidate the entity Science Park Center, LLC which is described in Note 6.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

NOTE 2. SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments totaled $244.7 million and $320.0 million as of December 31, 2002 and 2001, respectively. The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002
US Government securities	$82,688	$141	$(33)	$82,796
Corporate debt securities	103,861	2,293	(23)	106,131
Other debt securities	10,335	39	(1)	10,373

Total debt securities	196,884	2,473	(57)	199,300
Equity securities	—	1,097	—	1,097

Total securities	$196,884	$3,570	$(57)	$200,397

December 31, 2001
US Government securities	$6,000	$17	$—	$6,017
Corporate debt securities	150,163	—	(86)	150,077

Total securities	$156,163	$17	$(86)	$156,094

     The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2002 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 12 months or less	$34,144	$35,335
Due between 12 months and 44 months	162,740	165,062

	$196,884	$200,397

     The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Years Ended December 31,

	2002	2001		2000

Proceeds from sales	$360,868		$163,054	$78,348
Gross realized gains on sales	$869		$583	$304
Gross realized losses on sales	$(25)	$	(870)	$(32)

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Land	$4,290	$4,661
Furniture and fixtures	1,761	1,583
Equipment	17,249	12,734
Leasehold improvements	1,386	1,238
Construction in progress	160	—

	24,846	20,216
Less accumulated depreciation	(10,744)	(8,128)

Property and equipment, net	$14,102	$12,088

     Furniture and equipment under capital leases were $10.6 million and $6.3 million at December 31, 2002 and 2001, respectively. Accumulated depreciation of furniture and equipment under capital leases totaled $3.4 million and $1.7 million at December 31, 2002 and 2001, respectively. The Company entered into $4.6 million of additional capital leases during 2002 and $3.5 million during 2001.

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Accrued employee benefits	$2,406	$2,438
Accrued professional fees	762	1,300
Accrued development costs	18,499	11,150
Other accrued liabilities	496	865

	$22,163	$15,753

NOTE 5. COMMITMENTS AND CONTINGENCIES

     Capital Lease Obligations. The Company has financed certain equipment under capital lease obligations, which expire on various dates through the year 2006 and bear interest at rates between 6.0% and 9.6%. The lease commitments are repayable in monthly installments.

     Operating Leases. In September 1998, the Company leased an expanded laboratory and office complex under a 15-year operating lease from the Science Park Center, LLC, of which the Company owns a minority interest. The lease contains a 4% per year escalation in base rent fees, effective with each anniversary, and generally requires the Company to pay taxes, insurance and maintenance.

     Rent expense is recognized on a straight-line basis resulting in deferred rent of $2.6 million and $2.2 million at December 31, 2002 and 2001, respectively. Rent expense was $1.6 million, $1.7 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Sublease income was $190,000, $698,000 and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Licensing and Research Agreements. The Company has entered into licensing agreements with various universities and research organizations, which are cancelable at the option of the Company with terms ranging from

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and, certain agreements require minimum royalty payments. Certain agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. Due to the uncertainty of the pharmaceutical development process, the Company continually reassesses the value of the license agreements and cancels them as research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $16.6 million over the lives of these agreements, in addition to sales royalties ranging from 1% – 7%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

     Clinical Development Agreements. The Company has entered into agreements with various vendors for the pre-clinical and clinical development of its product candidates, which are cancelable at the option of the Company for convenience or performance, with terms ranging from 0-180 days written notice. Under the terms of these agreements, the vendors provide a variety of services including conduct of pre-clinical development research, manufacture of clinical compounds, enrollment of patients, recruiting of patients, monitoring of studies, data analysis and regulatory filing assistance. Payments under these agreements typically include fees for services and reimbursement of expenses. Some agreements may also include incentive bonuses for time-sensitive activities. The timing of payments due under these agreements were estimated based on current schedules of clinical studies in progress.

     Repayment schedules for commitments and contractual obligations at December 31, 2002 are as follows (in thousands):

	Capital	Operating	Licenses & Research	Development
Fiscal Year:	Leases	Leases	Agreements	Agreements

2003	$3,132	$2,731	$1,135	$65,468
2004	2,888	2,841	120	2,896
2005	1,987	2,954	120	2,804
2006	828	3,072	—	—
2007	—	3,195	—	—
Thereafter	—	20,658	—	—

Total minimum payments	$8,835	$35,451	$1,375	$71,168
Less: amounts representing interest	(900)

Future minimum payments	7,935
Less: current portion	(2,658)

Future payments on capital lease obligations	$5,277

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

NOTE 6. SCIENCE PARK CENTER, LLC

     In May 1997, the Company along with two unrelated parties formed Science Park Center, LLC (the LLC) in order to construct an office and laboratory facility. The LLC is a California limited liability company, of which the Company owns a nominal minority interest. In relation to the construction of the facility, the Company sold a parcel of land to the LLC in exchange for a note receivable in the amount of $3.5 million plus interest of 8.25%. The sales price was established by the fair market value of the parcel at the time of sale.

     During 1998, the LLC constructed a laboratory and office facility and leased the facility to the Company under a 15-year operating lease. The Company has the option to purchase the facility at any time during the term of the lease at the unamortized cost of the first mortgage.

     Based on the structure of the arrangement with the LLC, this operating lease is commonly referred to as a “synthetic lease.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds up to 100% of the costs for the acquisition and/or construction of the facility into a limited liability company and leases the facility to a lessee. A synthetic lease is treated as an operating lease for accounting purposes and a financing lease for tax purposes. At least 3% of the third party funds must be at-risk equity at all times and must remain at-risk to qualify as an operating lease for accounting purposes. If at any time the third party fails to maintain at least 3% at-risk equity, the Company will need to consolidate the LLC, which will result in debt and equity being recorded in its financial statements. The Company selected the synthetic lease for financing advantages and periodically reviews the fair value of the property leased to determine potential accounting ramifications.

     For accounting purposes, the sale of land to the LLC does not qualify as a sale under SFAS No. 98 “Accounting for Leases,” and therefore, the entire amount of the note receivable, $2.8 million and $3.2 million for years ended December 31, 2002 and 2001, respectively, is included in land. The interest income earned on the note receivable from the LLC totaled approximately $244,000, $298,000 and $304,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is recorded as an offset to rent expense by the Company.

     The following are the unaudited, condensed balance sheets and statements of income for the LLC:

Science Park Center, LLC.
Balance Sheets
(unaudited, in thousands)

	December 31,

	2002	2001

Current assets	$285	$240
Building, net	13,513	14,038
Land	3,485	3,485
Deferred rent	2,645	2,196

Total assets	$19,928	$19,959

Current liabilities	$107	$112
Notes payable to Neurocrine	2,790	3,161
Building loan	14,104	14,280
Distribution payable	2,327	1,695

Total liabilities	19,328	19,248
Retained earnings	600	711

Total liabilities and shareholders’ equity	$19,928	$19,959

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

Science Park Center, LLC.
Statements of Income
(unaudited, in thousands)

	Years Ended December 31,

	2002	2001	2000

Rental income	$3,076	$3,076	$3,076
Operating expenses	642	632	635
Interest expense, net	1,222	1,366	1,293
Income taxes	6	10	5

Net income	$1,206	$1,068	$1,143

     The Company receives cash distributions from the LLC from retained earnings above and beyond the at-risk equity of the unrelated parties. The LLC accrues the distributions payable to the Company on a monthly basis and periodically makes cash payments to reduce those payables. The distributions due the Company are offset against rent expense recorded by the Company. Distributions recorded by the Company for the years ended December 31, 2002, 2001 and 2000 were $1.2 million, $1.1 million and 723,000, respectively.

NOTE 7. STOCKHOLDERS’ EQUITY

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

     Options. The Company has authorized 9.2 million shares of common stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan and 2001 Stock Option Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under the Option Plans have terms of up to 10 years from the date of grant. Options under the 1992 Incentive Stock Plan and the Northwest Neurologic, Inc. Restated 1997 Incentive Stock Plan may be designated as incentive stock options or nonstatutory stock options. Options under the 2001 Stock Option Plan are nonstatutory stock options. Of the shares available for future issuance under the Option Plans, 4.9 million are outstanding grants and 394,000 remain available for future grant.

     A summary of the Company’s stock option activity, and related information for the years ended December 31 follows (in thousands, except for weighted average exercise price data):

	2002		2001		2000

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	(in thousands)	Exercise Price	(in thousands)	Exercise Price	(in thousands)	Exercise Price

Outstanding at January 1	3,883	$18.59	3,911	$12.75	3,158	$5.91
Granted	1,375	37.54	980	31.17	1,136	29.66
Exercised	(268)	8.90	(850)	6.14	(354)	6.56
Canceled	(115)	28.70	(158)	19.09	(29)	11.69

Outstanding at December 31,	4,875	$24.23	3,883	$18.59	3,911	$12.75

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

     A summary of options outstanding as of December 31, 2002 follows (in thousands, except for weighted average remaining contractual life and weighted average exercise price data):

			Options Outstanding			Options Exercisable

				Weighted
				Average
			Outstanding	Remaining	Weighted	Exercisable	Weighted
Range of			as of	Contractual	Average	As of	Average
Exercise Prices			12/31/02	Life	Exercise Price	12/31/02	Exercise Price

$0.00	to	$5.28	669	4.0	$3.85	636	$3.80
$5.29	to	$10.57	960	5.0	7.36	927	7.33
$10.58	to	$21.13	288	7.4	18.30	192	18.33
$21.14	to	$31.70	735	8.3	27.47	230	27.74
$31.71	to	$36.98	1,461	8.7	35.51	455	35.09
$36.99	to	$52.83	762	8.9	40.86	180	39.55

$0.00	to	$52.83	4,875	7.2	$24.23	2,620	$16.10

     The weighted average fair values (computed using Black-Scholes) of the options granted during 2002, 2001 and 2000 were $24.51, $20.54 and $20.51, respectively.

     Pro forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 2.8%, 4.4% and 5.0%; a dividend yield of 0.0% (for all years); volatility factors of the expected market price of the Company’s common stock of .78, .80 and .81; and a weighted average expected life of the option of 5 years (for all years presented).

     For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. The pro forma effect on net losses for 2002, 2001 and 2000 is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect less than full vesting for options granted during these periods. The Company’s reported and pro forma information for the years ended December 31, 2002, 2001 and 2000 follows (in thousands, except for loss per share data):

	2002	2001	2000

Net loss as reported	$(94,536)	$(36,910)	$(28,808)
Loss per share (basic and diluted)	(3.10)	(1.42)	(1.30)
Pro forma net loss	$(109,358)	$(44,188)	$(31,057)
Pro forma loss per share (basic and diluted)	(3.59)	(1.70)	(1.40)

     Employee Stock Purchase Plan. The Company has reserved 625,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of common stock on the enrollment date or on the date on which the shares are purchased. As of December 31, 2002, 420,000 shares have been issued pursuant to the Purchase Plan.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

     Warrants. The Company has outstanding warrants to purchase 380,787 shares of common stock at the following exercise prices. At December 31, 2002, all outstanding warrants were exercisable.

Exercise Prices	Warrants Outstanding at December 31, 2002	Expiration
$ 8.04	15,000	06/2003
$10.50	301,000	03/2006
$41.41	60,000	06/2003
$52.05	4,787	12/2012

	380,787

     The following shares of common stock are reserved for future issuance at December 31, 2002 (in thousands):

Stock option plans	5,267
Employee stock purchase plan	205
Warrants	381

Total	5,853

NOTE 8. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Pfizer. In December 2002, the Company entered into an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and Neurocrine will collaborate in the completion of the indiplon Phase III clinical program. During 2003, the Company will be responsible for $15 million in development costs, and all other external collaboration costs will be borne by Pfizer. Following the filing of a New Drug Application (NDA) with the Food and Drug Administration regarding indiplon, Pfizer will support the creation of a 200 person Neurocrine sales force. The Company’s sales force will detail Pfizer’s antidepressant drug Zoloft® to psychiatrists in the United States. Upon approval of the indiplon NDA, our sales force will also co-promote indiplon to psychiatrists and sleep specialists in the United States. During the first quarter of 2003, the Company will receive an upfront payment of $100 million and will also be eligible to receive up to $300 million in additional pre-commercialization milestone payments as indiplon moves to commercialization. Further, upon commercialization of indiplon, the Company will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of Zoloft® and indiplon in the United States. In addition, Pfizer has committed to loan the Company up to $175 million, at commercial terms, pursuant to a secured short-term credit facility, subject to prior U.S. launch of indiplon and various other conditions. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to Neurocrine. In such event, the Company would be entitled to certain payments for ongoing clinical development and related activities and all indiplon product rights would revert to Neurocrine. The Company has obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceuticals, Inc. (DOV) and is responsible for specified milestone payments and royalties on net sales to DOV under the license agreement. For the year ended December 31, 2002, no revenue was recognized under the Pfizer collaboration.

     GlaxoSmithKline. In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK will conduct a collaborative research program for up to five years and collaborate in the development of Neurocrine’s current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For the year ended December 31, 2002, the Company recognized $7.6 million in revenue under the GSK agreement. At

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

December 31, 2002, the Company had $2.3 million of deferred license fees that will be amortized over the remaining life of the agreement. In addition, at December 31, 2002, the Company had $3.1 million of deferred sponsored research that will be amortized over the remaining sponsored research period.

     Taisho Pharmaceutical Co., Ltd. In December 1999, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (Taisho), providing to them an exclusive option to obtain European, Asian and North American development and commercialization rights for Neurocrine’s altered peptide ligand product, NBI-6024, for Type 1 diabetes in exchange for a $2.0 million option fee. In July 2000, Taisho exercised its option as to Europe and Asia, and in December 2000, Taisho exercised its option as to North America. In September 2002, the collaboration agreement with Taisho was restructured to provide that worldwide development and commercialization rights, excluding Japan, revert to us. The restructured agreement further provides that under certain circumstances, if we enter into a business arrangement with specified third parties, then Taisho will be entitled to receive a percentage of certain consideration received by us. Generally, if we do not enter into a business discussion with one of the specified third parties on or before a specified date, the restructured agreement will expire, and at that time the rights to Japan will revert to us For the years ended December 31, 2002, 2001 and 2000, the Company recognized $6.8 million, $16.6 million and $7.1million, respectively, in revenue under the Taisho agreement. As of December 31, 2002, the Company has $1.1 million of deferred license fees that will be amortized over the remaining life of the agreement.

     Wyeth. Effective January 1999, the Company entered into a collaboration and license agreement with Wyeth relating to the research, development and commercialization of compounds that control excitatory amino acid transporters for the treatment of neurodegenerative and psychiatric diseases. The Company has granted Wyeth exclusive and non-exclusive rights to the Company’s excitatory amino acid transporters technology as well as exclusive rights to any products developed during the collaboration. These licenses are for the term of the patents licensed. The Company will receive royalties on product sales for the terms of the patents covering the collaboration products, subject to adjustments for royalties payable to other parties and for competition. The Company will also receive royalties for products that are not the subject of issued patents. The Company also has the option to co-promote collaboration products in Canada and the United States under some conditions. Wyeth may terminate the agreement if it decides that the research is not successful, if it decides to stop the program or if Neurocrine is acquired by another company. The agreement may also be terminated by either party for the other party’s failure to meet its obligations under the agreement or bankruptcy. The three-year sponsored research portion of the Wyeth agreement was completed on schedule in December 2001 and was subsequently extended on a smaller scale through December 2002.

     For the years ended December 31, 2002, 2001 and 2000, the Company recognized $1.5 million, $3.4 million and $3.0 million, respectively, in revenues under the Wyeth agreement.

     Janssen Pharmaceutica, N.V. In January 1995, the Company entered into the first of two research and development agreements with Janssen Pharmaceutica, N.V. (Janssen) to collaborate in the discovery, development and commercialization of small molecule CRF R1 antagonists for the treatment of anxiety, depression and substance abuse. Under the January 1995 agreement, Janssen funded three years of research at Neurocrine and received exclusive licenses to all CRF R1 antagonist compounds developed during the term of the funded research or during the year thereafter. The terms of the licenses are for the term of the patents licensed under the agreement. The collaborative research portion of the first Janssen agreement was completed as scheduled in 1997. In September 1999, together with Janssen, the Company entered into an amended agreement to expand the collaborative research and development efforts to identify additional small molecule CRF antagonists for the treatment of psychiatric disorders. In connection with the amended Janssen agreement, the Company received an initial payment and two years of additional research funding for our scientists working in collaboration with Janssen. This additional research was completed in February 2001.

     In March 2002, Janssen notified us that it had discontinued development of the backup compound and elected to terminate both the 1995 and 1999 agreements. As a result, exclusive rights to all of the first generation CRF R1 antagonist compounds developed thereunder reverted to Neurocrine. We do not expect additional payments

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

of any kind under the Janssen agreement. For the years ended December 31, 2001 and 2000 , the Company recognized $525,000, and $3.0 million, respectively, in revenues under terms of the Janssen agreements.

NOTE 9. INCOME TAXES

     At December 31, 2002, the Company had Federal and California income tax net operating loss carry-forwards of approximately $169.4 million and $106.5 million, respectively. The Federal and California tax loss carry-forwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has Federal and California research tax credit carry-forwards of approximately $14.0 million and $6.8 million, respectively, which will begin to expire in 2007 and 2012, respectively, unless previously utilized. The Company has Federal Alternative Minimum Tax credit carry-forwards of approximately $257,000, which will carry-forward indefinitely.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and credit carry-forwards may be limited because of cumulative changes in ownership of more than 50%. However, the Company does not believe such changes will have a material impact upon the utilization of these carry-forwards.

     Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2001 are shown below. A valuation allowance of $91.1 million and $45.7 million at December 31, 2002 and 2001, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	2002	2001

Deferred tax assets:
Net operating loss carry-forwards	$65,400	$27,975
Tax credit carry-forwards	18,688	13,283
Capitalized research and development	4,014	3,733
Other, net	3,036	729

Total deferred tax assets	91,138	45,720
Valuation allowance	(91,138)	(45,720)

Net deferred tax assets	$—	$—

     The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2002, 2001 and 2000, due to the following:

	2002	2001	2000

Federal income taxes at 34%	$(32,142)	$(12,582)	$(9,692)
State income tax, net of Federal benefit	(5,295)	(1,736)	—
Tax effect on non-deductible expenses	(7,981)	(4,202)	335
Increase in valuation allowance	45,418	18,520	9,357

	$—	$—	$—

NOTE 10. RETIREMENT PLAN

     The Company has a 401(k) defined contribution savings plan (the 401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits employees voluntary contributions up to 20% of base salary limited by the IRS-imposed maximum. On January 1, 2001, the Company began matching 50% of employee contributions up to 6% of eligible compensation, which cliff vests over four years. Employer contributions were $432,000 and $359,000 for the years ended December 31, 2002 and 2001, respectively. No employer contributions were made in 2000.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2002

NOTE 11. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (unaudited, in thousands, except for earnings (loss) per share data):

		Quarters Ended

	Mar 31	Jun 30	Sep 30	Dec 31	Year End Dec 31

Fiscal Year End 2002
Revenues	$4,957	$4,227	$4,983	$3,878	$18,045
Operating expenses	22,778	26,247	27,484	45,151	121,660
Net loss	(15,764)	(19,751)	(20,234)	(38,787)	(94,536)
Loss per share:
Basic & Diluted	$(0.52)	$(0.65)	$(0.66)	$(1.27)	$(3.10)
Shares used in the calculation of loss per share:
Basic & Diluted	30,384	30,433	30,522	30,611	30,488

		Quarters Ended

	Mar 31	Jun 30	Sep 30	Dec 31	Year End Dec 31

Fiscal Year End 2001
Revenues	$3,488	$3,328	$21,593	$12,833	$41,242
Operating expenses	17,567	18,920	20,400	28,237	85,124
Net income (loss)	(11,463)	(13,344)	2,507	(14,610)	(36,910)
Earnings (loss) per share:
Basic	$(0.45)	$(0.52)	$0.10	$(0.53)	$(1.42)
Diluted	$(0.45)	$(0.52)	$0.09	$(0.53)	$(1.42)
Shares used in the calculation of earnings (loss) per share:
Basic	25,407	25,498	25,816	27,371	26,028
Diluted	25,407	25,498	27,972	27,371	26,028