Form 10-Q
period 2003-03-31
NEUROCRINE BIOSCIENCES INC
filed 2003-05-02
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act):

Yes X	No

        The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,268,730 as of April 25, 2003.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED BALANCE SHEETS
 (in thousands, except for share information)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,411	$44,313
Short-term investments, available-for-sale	239,828	200,397
Receivables under collaborative agreements	29,803	247
Other current assets	3,767	3,137

Total current assets	341,809	248,094

Property and equipment, net	14,372	14,102
Other non-current assets	6,863	4,343

Total assets	$363,044	$266,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,163	$1,959
Accrued liabilities	34,602	22,163
Deferred revenues	57,381	5,699
Current portion of capital lease obligations	2,939	2,658

Total current liabilities	97,085	32,479

Capital lease obligations, net of current portion	5,363	5,277
Deferred rent	2,740	2,645
Deferred revenues	41,109	833
Other liabilities	1,534	1,051

Total liabilities	147,831	42,285

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 31,264,574 as of March 31, 2003 and 30,662,273 as of December 31, 2002	31	31
Additional paid-in capital	428,286	424,084
Deferred compensation	(1,124)	(1,240)
Notes receivable from stockholders	(208)	(208)
Accumulated other comprehensive income	3,544	3,513
Accumulated deficit	(215,316)	(201,926)

Total stockholders’ equity	215,213	224,254

Total liabilities and stockholders’ equity	$363,044	$266,539

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF OPERATIONS
 (in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues:
Sponsored research and development	$30,725	$3,958
License fees	6,667	583
Grant income	324	416

Total revenues	37,716	4,957

Operating expenses:
Research and development	48,324	20,047
General and administrative	4,744	2,731

Total operating expenses	53,068	22,778

Loss from operations	(15,352)	(17,821)

Other income and (expenses):
Interest income	2,201	2,045
Interest expense	(136)	(101)
Other income, net	48	113

Total other income and (expenses)	2,113	2,057

Loss before income tax expense	(13,239)	(15,764)
Income tax expense	151	-

Net loss	$(13,390)	$(15,764)

Net loss per common share:
Basic and Diluted	$(0.43)	$(0.52)

Shares used in the calculation of net loss per common share:
Basic and Diluted	30,789	30,384

See accompanying notes to the condensed financial statements.

NEUROCRINE BIOSCIENCES, INC.
 CONDENSED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(13,390)	$(15,764)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	866	700
Deferred revenues	91,958	(1,037)
Deferred expenses	578	452
Non-cash compensation expense	271	225
Change in operating assets and liabilities:
Accounts receivable and other current assets	(30,186)	3,931
Other non-current assets	78	(152)
Accounts payable and accrued liabilities	12,643	(448)

Net cash provided by (used in) operating activities	62,818	(12,093)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(112,680)	(181,566)
Sales/maturities of short-term investments	73,280	81,504
Deposit	(2,500)	-
Purchases of property and equipment	(1,234)	(392)

Net cash used in investing activities	(43,134)	(100,454)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	4,047	545
Proceeds from capital lease financing	1,013	-
Principal payments on long-term obligations	(646)	(572)

Net cash provided by (used in) financing activities	4,414	(27)

Net increase (decrease) in cash and cash equivalents	24,098	(112,574)
Cash and cash equivalents at beginning of the period	44,313	163,888

Cash and cash equivalents at end of the period	$68,411	$51,314

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

     The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the SEC.

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

4.  IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through March 31, 2003.

5.  LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.9 million and 2.3 million for the period ended March 31, 2003 and 2002, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

6.  COMPREHENSIVE LOSS

     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended March 31, 2003 and 2002, comprehensive loss was $13.4 million and $17.2 million, respectively.

7.   REVENUE RECOGNITION

     Revenue under collaborative research agreements and grants is recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

8.  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expenses as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

     Based on the structure of the arrangement with the LLC, this operating lease is commonly referred to as a “synthetic lease.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds a percentage of the costs for the acquisition and/or construction of the facility into a special purpose entity and leases the facility to a lessee. A synthetic lease is treated as an operating lease for accounting purposes and a financing lease for tax purposes. At least 3% of the third party funds must represent at-risk equity at all times. If at any time the third party fails to maintain at least 3% at-risk equity, the Company will need to consolidate the LLC. The Company selected the synthetic lease for financing advantages and periodically reviews the fair value of the property leased to determine potential accounting ramifications.

     For accounting purposes, the sale of land to the LLC does not qualify as a sale under SFAS No. 98 “Accounting for Leases,” and therefore, the entire amount of the note receivable, $2.7 million and $2.8 million at March 31, 2003 and December 31, 2002, respectively, is included in land. The interest income earned on the note receivable from the LLC totaled approximately $64,000 and $56,000 for the three months ended March 31, 2003 and 2002, respectively, and is recorded as an offset to rent expense by the Company.

     The Company receives disbursements from the LLC from retained earnings above and beyond the at-risk equity of the unrelated parties. The LLC accrues the disbursements payable to the Company on a monthly basis and periodically makes cash payments to reduce those payables. The disbursements due the Company are offset against rent expense recorded by the Company. Disbursements recorded by the Company for the three months ended March 31, 2003 and 2002, were $200,000 and $125,000, respectively.

10.  STOCKHOLDERS' EQUITY

     The Company applies the intrinsic-value-based method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

     The Company has determined pro forma net loss and related per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three months ended March 31, 2003 and 2002 (in thousands, except for loss per share data):

	Three Months Ended March 31,
	2003	2002
Net loss:
As reported	$(13,390)	$(15,764)
Stock option expense	(4,919)	(3,442)

Pro forma net loss	$(18,309)	$(19,206)

Loss per share as reported (basic and diluted)	$(0.43)	$(0.52)
Pro forma loss per share (basic and diluted)	$(0.59)	$(0.63)

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We will be required to adopt this provision for revenue arrangements entered into on or after June 30, 2003. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on our results of operations and financial condition.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, we must first apply the provisions of FIN 46 for the first interim period beginning July 1, 2003. Management is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial position.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2002 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since inception, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, auto immunity and certain female and male health disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues until the Food and Drug Administration (FDA) approves a drug candidate. Our lead drug candidate (indiplon) is in phase III clinical trials. We currently anticipate filing a New Drug Application (NDA) for our lead candidate early in 2004. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of March 31, 2003, we have incurred a cumulative deficit of $215.3 million and expect to incur operating losses in the future.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense), facility lease, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total hours incurred based on completion of patient studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

     We lease our current facility under an operating lease that generally requires us to pay taxes, insurance and maintenance. Based on the structure of the arrangement, our operating lease is commonly referred to as a “synthetic lease.” A synthetic lease is a form of off-balance sheet financing under which an unrelated third party funds a percentage of the costs for the acquisition and/or construction of the facility into a special purpose entity (SPE) and leases the facility to a lessee. At least 3% of the third party funds must represent at-risk equity. If at any time the third party fails to maintain at least 3% at-risk equity, we will need to consolidate the SPE. Our synthetic lease is treated as an operating lease for accounting purposes and a financing lease for tax purposes. We selected the synthetic lease for the financing advantages. Also, the agreement provides that at our option, we may purchase the building by repaying the first mortgage balance. We periodically review the fair value of the property leased to determine potential accounting ramifications.

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

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     Revenues were $37.7 million for the first quarter 2003 compared with $5.0 million for the respective period last year. The increase in revenues for the three months ended March 31, 2003, compared with the respective period in 2002, is primarily from revenues recognized under our collaboration agreement with Pfizer, Inc (Pfizer). During the first quarter of 2003 we recognized $29.3 million from Pfizer in the form of sponsored development funding and an additional $5.1 million resulting from amortization of up-front license fees. Under the GlaxoSmithKline agreement, we recognized $1.8 million in revenues this quarter compared to $1.9 million for the same quarter last year. Revenues recognized under the Taisho Pharmaceutical Co., Ltd. (Taisho) agreement totaled $1.1 million for the three months ended March 31, 2003 compared to $2.3 million for the same period last year. This $1.2 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby worldwide rights to our diabetes drug candidate reverted back to us.

     Research and development expenses increased to $48.3 million for the first quarter 2003 compared with $20.0 million for the respective period in 2002. Increased expenses primarily reflect higher costs associated with expanding development activities, particularly the indiplon Phase III program (for insomnia). We currently have 16 programs in various stages of research and development, including seven programs in clinical development. Additionally, personnel and laboratory costs related to the expansion of research activities have increased during the same period. We expect research and development expense increases in the near future as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

     General and administrative expenses increased to $4.7 million for the first quarter 2003 compared with $2.7 million during the same period last year. The increased cost resulted primarily from increased market research and marketing related costs, increased professional fees associated with business development, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administrative costs to increase this year to provide continued support on development and clinical trials, and collaborative relationships.

     Interest income increased to $2.2 million during the first quarter of 2003 compared to $2.0 million for the same period last year. The increase primarily resulted from higher overall investment balances offset slightly by lower interest rates.

     Net loss for the first quarter of 2003 was $13.4 million, or $0.43 per share, compared to $15.8 million, or $0.52 per share, for the same period in 2002. The decrease in the net loss resulted primarily from the revenue recognized under the licensing and collaboration agreements with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, the Company's revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 99% and 92% of our revenue for the quarters ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2003, our cash, cash equivalents, and short-term investments totaled $308.2 million compared with $244.7 million at December 31, 2002. The increase in cash balances at March 31, 2003 resulted primarily from the receipt of the initial license and collaboration payments from Pfizer totaling $100.0 million.

     Net cash provided by (used in) operating activities during the first quarter of 2003 was $62.8 million compared with ($12.1) million during the same period last year. The increase in cash provided by operations is a result of the receipt of the initial payment under the collaboration agreement with Pfizer, offset by an increase in the receivable from collaborators due to increased clinical development costs.

     Net cash used in investing activities during the first quarter of 2003 was $43.1 million compared to $100.5 million for the first quarter of 2002. This fluctuation resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2003 are expected to be approximately $6.0 million and will be financed primarily through leasing arrangements. Additionally, we have placed a deposit of $3.0 million on a parcel of land, located near our current facility, which will be used to develop a new facility to allow for the future needs of the Company.

     Net cash provided by financing activities during the first quarter of 2003 was $4.4 million compared with net cash used in financing activities of $27,000 for the respective period last year. Cash proceeds from the issuance of common stock under option programs increased by $3.5 million in the current quarter compared to the same quarter last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock. Additionally, we obtained financing for $1.0 million of equipment purchases during the first quarter of 2003.

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

CAUTION ON FORWARD-LOOKING STATEMENTS

     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see “Risk Factors” included in Part I of our Annual Report on Form 10-K filed with the SEC and the discussions set forth below under the caption “Risk Factors.”

INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on March 31, 2003, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

RISK FACTORS

     The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business—Risks Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     We plan to file a NDA for indiplon early in 2004. We face the risk that the FDA could reject our NDA filing, find it incomplete or find it insufficient for marketing approval for indiplon, which may cause our business and reputation to be harmed and could adversely affect our stock price.

     We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

     Since our inception, we have incurred significant net losses, including net losses of $13.4 million and $94.5 million for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $215.3 million and $201.9 million as of March 31, 2003 and December 31, 2002, respectively. We were not profitable for the year ended December 31, 2002, and we do not expect to be profitable in 2003. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

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

     If any of our products encounters any of these potential problems, we may never successfully market that product.

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

     We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introductions of new drugs. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

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

     If we are unable to retain and recruit qualified scientists or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts.

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these people could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on members of our Scientific Advisory Board and a significant number of consultants to assist us in formulating our research and development strategy. All of our consultants and members of the Scientific Advisory Board are employed by employers other than us. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, diabetes mellitus, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, auto immunity and certain female and male disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors products or programs are successful, the market for our products may be reduced or eliminated.

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

PART II: OTHER INFORMATION
ITEM 5.    OTHER INFORMATION

Restructuring of Taisho Agreement

     In September 2002, the collaboration agreement with Taisho was restructured to provide that Taisho’s monetary and development obligations, under the collaboration agreement would terminate effective September 30, 2002 and that worldwide rights to our diabetes drug candidate, excluding Japan, revert to us. On March 31, 2003, Japanese rights to our diabetes drug candidate reverted to us.

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

Dated:	May 1, 2003	/s/	PAUL W. HAWRAN
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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 1, 2003	/s/	GARY A. LYONS
Gary A. Lyons
President and Chief Executive Officer

I, Paul W. Hawran, Executive Vice President and Chief Financial Officer of Neurocrine Biosciences, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Neurocrine Biosciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 1, 2003	/s/	PAUL W. HAWRAN
Paul W. Hawran
Executive Vice President and
Chief Financial Officer