Form 10-Q
period 2003-06-30
NEUROCRINE BIOSCIENCES INC
filed 2003-08-08
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number 0-28150

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0525145 (IRS Employer Identification No.)

10555 SCIENCE CENTER DRIVE SAN DIEGO, CALIFORNIA 92121 (Address of principal executive offices)

(858) 658-7600
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  [X]  No  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act): Yes  [X]  No  [   ]

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,473,210 as of July 31, 2003.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II: OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,896	$44,313
Short-term investments, available-for-sale	237,918	200,397
Receivables under collaborative agreements	32,221	247
Other current assets	9,263	3,137

Total current assets	314,298	248,094
Property and equipment, net	48,407	14,102
Other non-current assets	10,057	4,343

Total assets	$372,762	$266,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,717	$1,959
Accrued liabilities	47,968	22,163
Deferred revenues	47,583	5,699
Current portion of long-term debt	3,344	2,658

Total current liabilities	101,612	32,479
Long-term debt, net of current portion	19,123	5,277
Deferred rent	—	2,645
Deferred revenues	40,213	833
Other liabilities	1,845	1,051

Total liabilities	162,793	42,285
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 31,461,943 as of June 30, 2003 and 30,662,273 as of December 31, 2002	31	31
Additional paid-in capital	432,279	424,084
Deferred compensation	(1,008)	(1,240)
Notes receivable from stockholders	(208)	(208)
Accumulated other comprehensive income	4,416	3,513
Accumulated deficit	(225,541)	(201,926)

Total stockholders’ equity	209,969	224,254

Total liabilities and stockholders’ equity	$372,762	$266,539

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$33,346	$3,180	$64,071	$7,138
License fees	11,320	583	17,987	1,166
Grant income	302	464	626	880

Total revenues	44,968	4,227	82,684	9,184
Operating expenses:
Research and development	52,323	23,096	100,647	43,143
General and administrative	5,135	3,151	9,879	5,882

Total operating expenses	57,458	26,247	110,526	49,025
Loss from operations	(12,490)	(22,020)	(27,842)	(39,841)
Other income and (expenses):
Interest income	2,593	2,282	4,794	4,327
Interest expense	(382)	(91)	(518)	(192)
Other income and (expense), net	56	78	104	191

Total other income and (expenses)	2,267	2,269	4,380	4,326

Loss before income taxes	(10,223)	(19,751)	(23,462)	(35,515)
Income taxes	2	—	153	—

Net loss	$(10,225)	$(19,751)	$(23,615)	$(35,515)

Net loss per common share:
Basic and diluted	$(0.33)	$(0.65)	$(0.76)	$(1.17)
Shares used in the calculation of net
loss per common share:
Basic and diluted	31,334	30,433	31,063	30,408

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2003	2002

	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(23,615)	$(35,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,875	1,405
Deferred revenues	81,264	(3,917)
Deferred expenses	889	495
Non-cash compensation expenses	1,147	427
Change in operating assets and liabilities:
Accounts receivable and other current assets	(37,849)	4,405
Other non-current assets	(5,051)	(870)
Accounts payable and accrued liabilities	26,485	1,697

Net cash provided by (used in) operating activities	45,145	(31,873)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(213,751)	(231,409)
Sales/maturities of short-term investments	177,133	148,419
Deposits	(3,000)	—
Purchases of property and equipment	(22,104)	(2,469)

Net cash used in investing activities	(61,722)	(85,459)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	6,680	1,396
Proceeds from capital lease financing	1,847	1,052
Principal payments on long-term obligations	(1,367)	(1,148)

Net cash provided by financing activities	7,160	1,300

Net decrease in cash and cash equivalents	(9,417)	(116,032)
Cash and cash equivalents at beginning of the period	44,313	163,888

Cash and cash equivalents at end of the period	$34,896	$47,856

Supplemental information:
Increase in property and related debt resulting form increasing ownership percentage in Science Park Center LLC	$14,076	$—

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

     In May 2003, Neurocrine Biosciences, Inc. increased its ownership interest in Science Center Park, LLC from 1% to 50.5%, effective April 1, 2003 (see Note 9 below). Accordingly, the financial statements of the Science Center Park, LLC have been presented in the condensed consolidated balance sheet at June 30, 2003 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2003.

     These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the audited financial statements and notes thereto for the year ended December 31, 2002 included in our Annual Report on Form 10-K filed with the SEC.

     The terms “Company” and “we” and “our” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.

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

4. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through June 30, 2003.

5. LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.9 million and 2.1 million for the period ended June 30, 2003 and 2002, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

6. COMPREHENSIVE LOSS

     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended June 30, 2003 and 2002, comprehensive loss was $9.3 million and $17.8 million, respectively. For the six months ended June 30, 2003 and 2002, comprehensive loss was $22.7 million and $36.0 million, respectively.

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

     The increase in revenues for the three and six months ended June 30, 2003 resulted primarily from reimbursement of clinical development expenses under the Pfizer collaboration agreement of $31.9 million and $61.2 million, respectively. In addition, the Company recognized $11.0 million and $16.1 million in license fee revenues arising from the Pfizer collaboration during the three and six months ended June 30, 2003, respectively.

8. RESEARCH AND DEVELOPMENT EXPENSES

     Research and development (R&D) expenses are recognized as incurred and include related salaries, contractor fees, facilities costs, administrative expenses and allocations of certain other costs. All such costs are charged to R&D expenses as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D, conducted on our behalf, at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

9. SUBSIDIARIES

     In May 1997, the Company along with two unrelated parties formed Science Park Center LLC (the LLC) in order to construct an office and laboratory facility which was subsequently leased by the Company. The LLC is a California limited liability company, of which the Company, prior to April 2003, only owned a nominal minority interest. In May 2003, the Company became the majority owner of the LLC with an effective date of April 1, 2003, and accordingly the Company now consolidates the LLC in the Company’s financial statements. The net effect of the transaction on the Company’s consolidated financial statements was to increase property and equipment and long term debt on the Company’s consolidated balance sheet by approximately $14.0 million each at June 30, 2003.

     The Company also recently formed Neurocrine International LLC, a Delaware limited liability company in which the Company holds a 99% ownership interest and the Science Park Center LLC holds a 1% interest.

10. STOCKHOLDERS’ EQUITY

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

     The Company has determined pro forma net loss and related per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three and six months ended June 30, 2003 and 2002 (in thousands, except for loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(10,225)	$(19,751)	$(23,615)	$(35,515)
Stock option expense	(5,411)	(3,840)	(10,330)	(7,282)

Pro forma net loss	$(15,636)	$(23,591)	$(33,945)	$(42,797)

Loss per share as reported (basic and diluted)	$(0.33)	$(0.65)	$(0.76)	$(1.17)
Pro forma loss per share (basic and diluted)	$(0.50)	$(0.78)	$(1.09)	$(1.41)

11. REAL ESTATE TRANSACTIONS

     During April 2003, the LLC, at the Company’s direction, entered into an agreement with a third party to sell the Company’s current research and administrative facility and an undeveloped parcel of land adjacent to the facility for approximately $40 million. The Company anticipates closing the sale of both parcels during the fourth quarter of 2003, and has negotiated a leaseback provision, as part of the sale agreements, to allow for the completion of the construction of the Company’s new facility.

     In May 2003, the LLC, at the Company’s direction, entered into an agreement to acquire undeveloped real property in San Diego, California for approximately $17 million to construct a new corporate facility . The LLC has also placed a deposit of $3.5 million and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, which it intends to purchase in early 2004. The letter of credit is secured by a $4.4 million cash deposit, included in other non-current assets, with the issuer and expires in February 2004.

     Additional costs the Company expects to incur in connection with these two properties include design and construction costs as well as the purchase and installation of equipment and furnishings for these facilities. The Company estimates these costs at $43 million and expects to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. Construction of the new facility commenced in June 2003 and is expected to be completed in July 2004.

     The Company has structured the sale of the existing campus and the acquisition and construction of the new campus are intended to qualify as “like-kind” exchanges within the meaning of Internal Revenue Code Section 1031.

12. NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in tabular format in interim and annual financial statements. The transition and annual disclosure requirements are effective for fiscal year 2003. The Company adopted the interim disclosure requirement in its Consolidated Condensed Financial Statements in the first quarter of fiscal 2003 as disclosed in Note 10.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into, or modified after, June 30, 2003 and hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material effect on its results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company’s existing financial instruments effective July 1, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its results of operations or financial condition.

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

OVERVIEW

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since inception, we have been engaged in the discovery and development of novel pharmaceutical products for neurologic and endocrine diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, diabetes, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, autoimmunity and various female and male health disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues until the Food and Drug Administration (FDA) approves a drug candidate. Our lead drug candidate (indiplon) is in phase III clinical trials. We currently anticipate filing a New Drug Application (NDA) for our lead candidate in the first half of 2004. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of June 30, 2003, we have incurred a cumulative deficit of $225.5 million and expect to incur operating losses in the future.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense), and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of certain other costs. All such costs are charged to R&D expense as incurred.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     Revenues were $45.0 million for the second quarter 2003 compared with $4.2 million for the respective period last year. The increase in revenues for the three months ended June 30, 2003, compared with the respective period in 2002, is primarily from revenues recognized under our collaboration agreement with Pfizer, Inc (Pfizer). During the second quarter of 2003 we recognized $31.9 million from Pfizer in the form of sponsored development funding and an additional $11.0 million resulting from amortization of up-front license fees. Under our agreement with GlaxoSmithKline, we recognized $1.8 million in revenues this quarter and $1.8 million for the same quarter last year. We did not recognize revenue under the Taisho Pharmaceutical Co., Ltd. (Taisho) agreement in the second quarter of 2003, but we recognized revenue of $1.6 million for the same period last year. This $1.6 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby we reacquired worldwide rights to our diabetes drug candidate.

     Research and development expenses increased to $52.3 million for the second quarter 2003 compared with $23.1 million for the respective period in 2002. Increased expenses primarily reflect higher costs associated with expanding development activities, particularly the indiplon Phase III program (for insomnia). We currently have 17 programs in various stages of research and development, including seven programs in clinical development. Additionally, personnel and laboratory costs related to the expansion of research activities have increased during the same period. We expect increases in research and development expense in the near future as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the trials.

     General and administrative expenses increased to $5.1 million for the second quarter 2003 compared with $3.2 million during the same period last year. The increased cost resulted primarily from increased market research and marketing related costs, increased professional fees associated with business development, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administrative costs to increase this year to provide continued support for research and development, clinical trials, and collaborative relationships.

     Interest income increased to $2.6 million during the second quarter of 2003 compared to $2.3 million for the same period last year. The increase primarily resulted from higher overall investment balances offset slightly by lower interest rates.

     Net loss for the second quarter of 2003 was $10.2 million, or $0.33 per share, compared to $19.8 million, or $0.65 per share, for the same period in 2002. The decrease in the net loss resulted primarily from the revenue recognized under the licensing and collaboration agreements with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 99% and 89% of our revenue for the quarters ended June 30, 2003 and 2002, respectively.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     Revenues for the six months ended June 30, 2003 were $82.7 million compared with $9.2 million in 2002. The increase in revenues for the six months ended June 30, 2003, compared with the respective period in 2002, is primarily from revenues recognized under our collaboration agreement with Pfizer. During the first half of the year of 2003 we recognized $61.2 million from Pfizer in the form of sponsored development funding and an additional $16.1 million resulting from amortization of up-front license fees. Under our agreement with GlaxoSmithKline, we recognized $3.6 million in year to date revenues through June 30, 2003 and $3.7 million for the same six-month period last year. Revenues recognized under the Taisho agreement totaled $1.1 million for the six-month period ended June 30, 2003 and $3.9 million for the same period last year. This $2.7 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby we reacquired worldwide rights to our diabetes drug candidate.

     Research and development expenses increased to $100.6 million for the first six months of 2003 compared with $43.1 million for the respective period in 2002. Increased expenses primarily reflect higher costs associated with expanding development activities, in particular the indiplon Phase III program (for insomnia). Additionally, personnel and laboratory costs related to the expansion of research activities have increased during the same period. We expect to incur significant increases in future periods as later phases of development typically involve an increase in the scope of studies, the number of patients treated and the number of scientific personnel required to manage the clinical trials.

     General and administrative expenses increased to $9.9 million for the six months ended June 30, 2003 compared with $5.9 million during the same period last year. The increased cost resulted primarily from increased market research and marketing related costs, increased professional fees associated with business development, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administrative costs to increase this year to provide continued support on development and clinical trials, and collaborative relationships.

     Interest income increased to $4.8 million for the six months ended June 30, 2003 compared to $4.3 million for the same period last year. The increase primarily resulted from higher overall investment balances offset slightly by lower interest rates.

     Net loss for the first six months of 2003 was $23.6 million, or $0.76 per share, compared to $35.5 million, or $1.17 per share, for the same period in 2002. The decrease in the net loss resulted primarily from the revenue recognized under the licensing and collaboration agreements with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, our revenues have primarily come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues, may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 99% and 96% for the six months ended June 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, our cash, cash equivalents, and short-term investments totaled $272.8 million compared with $244.7 million at December 31, 2002. The increase in cash balances at June 30, 2003 resulted primarily from the receipt of the initial license and collaboration payments from Pfizer totaling $100.0 million, offset by capital acquisitions and operating losses.

     Net cash provided by (used in) operating activities during the first two quarters of 2003 was $45.1 million compared with ($31.9) million during the same period last year. The increase in cash provided by operations is a result of the receipt of the initial payment under the collaboration agreement with Pfizer, offset by an increase in accounts receivable from collaborators due to increased clinical development costs.

     Net cash used in investing activities during the first two quarters of 2003 was $61.7 million compared to $85.5 million for the same period in 2002. This fluctuation resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2003 are expected to be approximately $6.0 million and will be financed primarily through leasing arrangements.

     During April 2003, our subsidiary, Science Park Center LLC, entered into an agreement with a third party to sell our current research and administrative facility and an undeveloped parcel of land adjacent to the facility for approximately $40 million. We anticipate closing the sale of both parcels during the fourth quarter of 2003, and we have negotiated a leaseback provision, as part of the sale agreements, to allow for the completion of the construction of our new facility.

     In May 2003, Science Park Center LLC, entered into an agreement to acquire undeveloped real property in San Diego, California for approximately $17 million to construct a new corporate facility . We also have placed a deposit of $3.5 million and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, which we intend to purchase in early 2004. The letter of credit is secured by a $4.4 million cash deposit with the issuer and expires in February 2004.

     Additional costs we expect to incur in connection with these two properties include design and construction costs as well as the purchase and installation of equipment and furnishings for these facilities. The Company estimates these costs at $43 million and expects to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. Construction of the new facility commenced in June 2003 and is expected to be completed in July 2004.

     Net cash provided by financing activities during the first two quarters of 2003 was $7.2 million compared to $1.3 million for the respective period last year. Cash proceeds from the issuance of common stock upon exercise of outstanding stock options and employee stock purchase plans increased by $5.3 million for the first six months of 2003 compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock. Additionally, we obtained financing for $1.8 million of capital equipment purchases during the first half of 2003.

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

     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. On June 6, 2002, we filed a “shelf” registration statement on Form S-3 with the Securities and Exchange Commission, pursuant to Rule 415 under the Securities Act of 1933, as amended, which is now effective. Accordingly, we may, from time to time, offer up to $200 million of our common stock and/or one or more series of preferred stock pursuant to the registration statement. These shares may only be offered in amounts, at prices and on terms set forth in the prospectus contained in the registration statement and in one or more supplements to the prospectus. We may also seek to access the private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms, such as debt financing for equipment, our new headquarters, or general corporate purposes. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates.

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

CAUTION ON FORWARD-LOOKING STATEMENTS

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” “would.” Actual results could differ materially from those indicated in the forward-looking statements because of significant risks to which our business is subject, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see “Risk Factors” included in Part I of our Annual Report on Form 10-K filed with the SEC and the discussions set forth below under the caption “Risk Factors.”

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on June 30, 2003, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

RISK FACTORS

          The following information sets forth factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business — Risks Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Risks Related to the Company

     Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

          Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We are currently conducting Phase III clinical trials in our indiplon development program for insomnia. This is our most advanced clinical program and represents a significant portion of our total clinical development activities and expenditures. If our Phase III indiplon program is significantly delayed or fails to demonstrate safety and efficacy for the targeted patient populations or if the FDA does not approve the proposed indiplon product labeling, our business and reputation would be harmed and our stock price would be negatively affected.

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

     Pfizer has agreed to:

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

          While our agreement with Pfizer requires Pfizer to use commercially reasonable efforts in the development and commercialization of indiplon, we cannot control the amount and timing of resources Pfizer may devote to our collaboration following FDA approval in the United States nor can we control when Pfizer will seek regulatory approvals outside of the United States. In addition, if Pfizer’s development activities in pursuing new indications and uses of indiplon are not successful or Pfizer’s sales and marketing activities for indiplon are not effective, indiplon sales and our business may be negatively affected.

          Pfizer may terminate the collaboration at any time upon 180-days’ notice, subject to payment of specified amounts related to ongoing clinical development activities. If Pfizer elects to terminate the collaboration prior to FDA approval, we will be responsible for Phase III indiplon development expenses while we seek another partner to assist us in the worldwide development and commercialization of indiplon. This could cause delays in obtaining marketing approvals and sales, and negatively impact our business. If Pfizer elects to terminate the collaboration after receipt of FDA approval, we would be forced to fund the Neurocrine sales force and/or seek new marketing partners for indiplon. This could lead to loss of sales and negatively impact our business. In the event the collaboration is terminated by Pfizer, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development and commercialization and our business.

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

          We plan to file an NDA for indiplon in the first half of 2004. We face the risk that the FDA could reject our NDA filing, find it incomplete or find it insufficient for marketing approval for indiplon, which may cause our business and reputation to be harmed and could adversely affect our stock price.

     We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

          Since our inception, we have incurred significant net losses, including net losses of $10.2 million, $23.6 million and $94.5 million for the three and six months ended June 30, 2003 and the year ended December 31, 2002, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $225.5 million as of June 30, 2003. We were not profitable for the year ended December 31, 2002, and we do not expect to be profitable in 2003. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical and scientific personnel.

          We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow. We may not be able to generate these revenues, and we may never achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock. Even if we do become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

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

          Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaborations with Pfizer and GlaxoSmithKline (GSK). Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:

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

          We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical, Inc. and IL-4 fusion toxin, which we call NBI-3001, from the National Institutes of Health. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GSK and the excitatory amino acid transporters we license from Oregon Health Sciences University and use in our EAATs collaboration with Wyeth. Other in-licensed technologies, such as the GnRH receptor which we license from Mount Sinai School of Medicine and Melanocortin subtype 4 which we license from the University of Michigan, will be important for future collaborations for our GnRH and Melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

          We are currently conducting Phase III clinical trials for indiplon, our insomnia product under development. Since this is our most advanced product program, our business and reputation would be particularly harmed, and our stock price may be adversely affected, if the product does not prove to be efficacious in these clinical trials or we fail to receive necessary regulatory approvals on a timely basis or achieve market acceptance.

     If we cannot raise additional funding, we may be unable to complete development of our product candidates.

          We may require additional funding to continue our research and product development programs, including pre-clinical testing and clinical trials of our product candidates, for operating expenses, and to pursue regulatory approvals for product candidates. We also may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

     Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the magnitude of our research and development programs;

•	progress with pre-clinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

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

          The commercial success of our products, if they are approved for marketing, will depend upon the acceptance of our products as safe and effective by the medical community and patients.

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

          We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, diabetes, multiple sclerosis, irritable bowel syndrome, eating disorders, pain, autoimmunity and various female and male disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors products or programs are successful, the market for our products may be reduced or eliminated.

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

          We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, if a patent infringement suit were brought against us or our collaboration partners, we or our collaboration partners could be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we could be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

ITEM 4. CONTROLS AND PROCEDURES

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          As of June 30, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.      .

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A)  The Company’s Annual Meeting of Stockholders was held on May 22, 2003 (the “Annual Meeting”).

     (B)  The following Class I Directors were elected at the Annual Meeting:

Name	Position	Term Expires

Joseph A. Mollica, Ph.D.	Class I Director	2006
Wylie W. Vale, Ph.D.	Class I Director	2006
W. Thomas Mitchell	Class I Director	2006

          The following Class II and III Directors continue to serve their respective terms which expire on the Company’s Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires

Stephen A. Sherwin, M.D.	Class II Director	2004
Richard F. Pops	Class II Director	2004
Lawrence Steinman, M.D.	Class III Director	2005
Gary A. Lyons	Class III Director	2005

     (C)  At the Annual Meeting, stockholders voted on three matters: (i) the election of three Class I Directors for a term of three years expiring in 2006, (ii) the approval of the adoption of the Company’s 2003 Incentive Stock Plan and the reservation of 1,100,000 shares of common stock for issuance thereunder, and (iii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003. The voting results were as follows:

     (i)  The election of three Class I Directors for a term of three years:

Joseph A. Mollica Ph.D.	For 26,148,306	Withhold 1,185,666
Wylie W. Vale, Ph.D.	For 26,264,156	Withhold 1,069,816
W. Thomas Mitchell	For 26,295,042	Withhold 1,038,930

     (ii)  Approval of the adoption of the Company’s 2003 Incentive Stock Plan, and the reservation of 1,100,000 of shares of common stock reserved for issuance, thereunder:

For 23,492,776	Against 3,819,054	Abstain 22,142

     (iii)  Ratification of the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2003:

For 26,427,299	Against 905,180	Abstain 1,493

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS.

Exhibit
Number	Description

10.1	Employment Agreement dated June 16, 2003 between the Registrant and Robert Little

10.2	Agreement between the Registrant and Pardee Homes for Purchase and Sale of Real Property

Exhibit
Number	Description

10.3	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes

10.4	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes

10.5	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes

10.6	Agreement between the Registrant and Pfizer, Inc. for Purchase and Sale of Real Property

10.7	Agreement between Science Park Center LLC and Pfizer for Purchase and Sale of Real Property

10.8	Fourth Amendment to Operating Agreement for Science Park Center LLC

10.9	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, dated August 5, 2003

10.10	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan (1)

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registrations Statement on Form S-8 filed on June 6, 2003

* These certifications are being furnished solely to accompany this quarterly report pursuant to 18.U.S.C. Section 1350, and are not being file for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Bioscience, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

          (B) REPORTS ON FORM 8-K.

On April 9, 2003, the Company filed a report on Form 8-K, which reported under Item 5, the appointment of Lloyd Flanders to the position of Senior Vice President of Development.

On June 3, 2003 the Company filed a report on Form 8-K, which reported under Item 5, the appointment of Robert J. Little to the position of Senior Vice President of Commercial Operations.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2003	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)