Form 10-Q
period 2003-09-30
NEUROCRINE BIOSCIENCES INC
filed 2003-11-07
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from              to

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act): Yes ☑  No ☐

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 35,268,258 as of November 5, 2003.

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
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$123,820	$44,313
Short-term investments, available-for-sale	318,957	200,397
Receivables under collaborative agreements	16,397	247
Other current assets	5,200	3,137

Total current assets	464,374	248,094
Property and equipment, net	58,289	14,102
Restricted cash and other non-current assets	29,739	4,343

Total assets	$552,402	$266,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,912	$1,959
Accrued liabilities	58,524	22,163
Deferred revenues	51,416	5,699
Current portion of long-term debt	3,422	2,658

Total current liabilities	115,274	32,479
Long-term debt, net of current portion	19,105	5,277
Deferred rent	—	2,645
Deferred revenues	29,185	833
Other liabilities	2,009	1,051

Total liabilities	165,573	42,285
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 35,262,670 as of September 30, 2003 and 30,662,273 as of December 31, 2002	35	31
Additional paid-in capital	620,724	424,084
Deferred compensation	(891)	(1,240)
Notes receivable from stockholders	(208)	(208)
Accumulated other comprehensive income	2,544	3,513
Accumulated deficit	(235,375)	(201,926)

Total stockholders’ equity	386,829	224,254

Total liabilities and stockholders’ equity	$552,402	$266,539

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$17,580	$3,574	$81,651	$10,712
License fees and milestones	11,319	831	29,306	1,997
Grant income	360	578	986	1,458

Total revenues	29,259	4,983	111,943	14,167
Operating expenses:
Research and development	37,537	24,231	138,184	67,374
General and administrative	5,296	3,253	15,175	9,135

Total operating expenses	42,833	27,484	153,359	76,509
Loss from operations	(13,574)	(22,501)	(41,416)	(62,342)
Other income and (expenses):
Interest income	3,724	2,458	8,518	6,785
Interest expense	—	(175)	(518)	(367)
Other income and (expense), net	19	(16)	123	175

Total other income and (expenses)	3,743	2,267	8,123	6,593

Loss before income taxes	(9,831)	(20,234)	(33,293)	(55,749)
Income taxes	3	—	156	—

Net loss	$(9,834)	$(20,234)	$(33,449)	$(55,749)

Net loss per share:
Basic and diluted	$(0.31)	$(0.66)	$(1.07)	$(1.83)
Shares used in the calculation of net loss per share:
Basic and diluted	32,053	30,522	31,397	30,447

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(33,449)	$(55,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,893	2,188
Deferred revenues	74,069	(372)
Deferred expenses	(956)	404
Non-cash compensation expenses	662	692
Change in operating assets and liabilities:
Accounts receivable and other current assets	(17,961)	5,324
Restricted cash and other non-current assets	(24,733)	(886)
Accounts payable and accrued liabilities	36,236	1,821
Other non-current liabilities	2,009	—

Net cash provided by (used in) operating activities	38,770	(46,578)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(362,439)	(331,858)
Sales/maturities of short-term investments	242,908	272,112
Deposits	(3,000)	—
Purchases of property and equipment	(33,003)	(3,994)

Net cash used in investing activities	(155,534)	(63,740)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	195,731	1,950
Proceeds from issuance of long-term debt	16,747	2,742
Principal payments on long-term obligations	(16,207)	(1,740)
Payments received on notes receivable from stockholders	—	104

Net cash provided by financing activities	196,271	3,056

Net increase (decrease) in cash and cash equivalents	79,507	(107,262)
Cash and cash equivalents at beginning of the period	44,313	163,888

Cash and cash equivalents at end of the period	$123,820	$56,626

Supplemental information:
Increase in property and related debt resulting from increasing ownership percentage in Science Park Center LLC	$14,076	$—

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

     In May 2003, Neurocrine Biosciences, Inc. increased its ownership interest in Science Center Park, LLC from 1% to 50.5%, effective April 1, 2003 (see Note 9 below). Accordingly, the financial statements of the Science Center Park, LLC are included in the condensed consolidated financial statements at September 30, 2003 and for the three and nine months ended September 30, 2003.

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

4. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through September 30, 2003.

5. LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 2.0 million for the periods ended September 30, 2003 and 2002, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

6. COMPREHENSIVE LOSS

     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended September 30, 2003 and 2002, comprehensive loss was $11.7 million and $18.3 million, respectively. For the nine months ended September 30, 2003 and 2002, comprehensive loss was $34.4 million and $53.3 million, respectively.

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

     The increase in revenues for the three and nine months ended September 30, 2003 resulted primarily from reimbursement of clinical development expenses under the Pfizer, Inc. (Pfizer) collaboration agreement of $16.1 million and $77.3 million for the three and nine months ended September 30, 2003, respectively. In addition, the Company is amortizing a $100.0 million up front payment received from Pfizer in the first quarter of 2003 over the time period until commercialization of the Company’s indiplon product and has recognized $10.9 million and $27.0 million in license fee revenues during the three and nine months ended September 30, 2003, respectively.

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

9. SUBSIDIARIES

     In May 1997, the Company along with two unrelated parties formed Science Park Center LLC (Science Park) in order to construct an office and laboratory facility which was subsequently leased by the Company. Science Park is a California limited liability company, of which the Company, prior to April 2003, owned only a nominal minority interest. The Company became the majority owner of Science Park effective April 1, 2003, and accordingly the Company now consolidates Science Park in the Company’s financial statements. The net effect of the transaction on the Company’s consolidated financial statements was to increase property and equipment and long-term debt on the Company’s consolidated balance sheet by approximately $14.0 million each at June 30, 2003. In August 2003, the Company retired the outstanding long-term debt of approximately $14.0 million through a lump sum payment.

     The Company also recently formed Neurocrine International LLC, a Delaware limited liability company in which the Company holds a 99% ownership interest and Science Park holds a 1% interest.

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

     The Company has determined pro forma net loss and related per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three and nine months ended September 30, 2003 and 2002 (in thousands, except for loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss:
As reported	$(9,834)	$(20,234)	$(33,449)	$(55,749)
Stock option expense	(4,238)	(2,703)	(14,569)	(9,985)

Pro forma net loss	$(14,072)	$(22,937)	$(48,018)	$(65,734)

Loss per share as reported (basic and diluted)	$(0.31)	$(0.66)	$(1.07)	$(1.83)
Pro forma loss per share (basic and diluted)	$(0.44)	$(0.75)	$(1.53)	$(2.16)

     During September 2003, we issued 3.75 million shares of our common stock at a price of $53.00 per share which resulted in net proceeds of approximately $187.4 million.

11. REAL ESTATE TRANSACTIONS

     We currently have approximately 93,000 square feet of space at our headquarters in San Diego, California, of which approximately 65% is laboratory space dedicated to research and development. During April 2003, the Company, entered into an agreement with a third party to sell the Company’s current headquarters and an adjacent undeveloped parcel of land for approximately $40 million. The Company anticipates closing the sale of both parcels during the fourth quarter of 2003, and has negotiated a leaseback provision, as part of the sale agreements, to allow for the completion of the construction of the Company’s new facility. The Company expects to recognize a financial statement gain on the sale of the property in November 2003 of approximately $18.0 million.

     In May 2003, the Company, entered into an agreement to acquire undeveloped real property in San Diego, California for approximately $17.0 million to construct a new corporate facility. Science Park has also placed a deposit of $3.5 million, which amount is included in restricted cash and other non-current assets on the Company’s consolidated balance sheet, and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, which it intends to purchase in early 2004. The letter of credit is secured by a $4.4 million cash deposit, which amount is included in restricted cash and other non-current assets, with the issuer and expires in February 2004.

     Additional costs the Company expects to incur in connection with these two properties include design and construction costs as well as the purchase and installation of equipment and furnishings for these facilities. The Company estimates these costs at $43 million and expects to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. Construction of the new facility commenced in June 2003 and is expected to be completed in July 2004. Capitalized construction costs totaled $11.0 million at September 30, 2003.

     The Company has secured a construction loan from a commercial bank for up to $60.6 million to finance the construction of the new facility. The loan requires a guaranty deposit of $17.5 million, which amount is included in restricted cash and other non-current assets, to be maintained at the bank for the duration of the loan. The loan bears interest at the prime rate plus .75 percentage points, and interest is payable monthly. In accordance with SFAS No. 34, applicable interest cost will be capitalized during the construction period.

     The Company has structured the sale of the existing campus and the acquisition and construction of the new campus are intended to qualify as “like-kind” exchanges within the meaning of Internal Revenue Code Section 1031.

12. NEW ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. We were required to adopt this provision for revenue arrangements entered into on or after June 30, 2003. The adoption of EITF 00-21 did not have a material effect on our results of operations or financial condition.

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

OVERVIEW

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. Since inception, we have been engaged in the discovery and development of novel pharmaceutical products for neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neuro-endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any product revenues until the Food and Drug Administration (FDA) approves one of our drug candidates. Our lead clinical development program, indiplon, is a drug for the treatment of insomnia and is currently being evaluated in Phase III clinical trials in collaboration with Pfizer. We currently anticipate filing a New Drug Application (NDA) for indiplon in the first half of 2004. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses in anticipation of significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of September 30, 2003, we have incurred an accumulated deficit of $235.4 million and expect to incur operating losses in the future.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (which affect research and development expenses), and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

     Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research and for sponsored development received in excess of amounts earned are classified as deferred revenue and recognized as revenue over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

     Research and development, or R&D, expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total hours incurred based on completion of patient studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Revenues were $29.3 million for the third quarter 2003 compared with $5.0 million for the respective period last year. The increase in revenues for the three months ended September 30, 2003, compared with the respective period in 2002, is primarily from revenues recognized under our collaboration agreement with Pfizer Inc. (Pfizer) which commenced in 2003. During the third quarter of 2003 we recognized $16.1 million from Pfizer in the form of sponsored development funding and an additional $10.9 million resulting from amortization of up-front license fees. Under our agreement with GlaxoSmithKline, we recognized $1.8 million in revenues this quarter and $2.1 million for the same quarter last year. We did not recognize revenue under the Taisho Pharmaceutical Co., Ltd. (Taisho) agreement in the third quarter of 2003, but we recognized revenue of $2.0 million for the same period last year. This $2.0 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby worldwide rights to our diabetes drug candidate reverted back to us.

     Research and development expenses increased to $37.5 million for the third quarter of 2003 compared with $24.2 million for the respective period in 2002. Increased expenses primarily reflect higher costs associated with expanding development activities, particularly the indiplon Phase III program (for insomnia). We currently have 17 programs in various stages of research and development, including seven programs in clinical development. Additionally, personnel and laboratory costs related to the expansion of research activities have increased during the same period. We expect increases in research and development expense in the future as we continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     General and administrative expenses increased to $5.3 million for the third quarter of 2003 compared with $3.3 million during the same period last year. The increased cost resulted primarily from increased market research and marketing related costs, increased professional fees associated with business development, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administrative costs to increase this year to provide continued support for research and development, clinical trials, collaborative relationships and commercialization efforts.

     Interest income increased to $3.7 million during the third quarter of 2003 compared to $2.5 million for the same period last year. The increase primarily resulted from higher overall investment balances offset slightly by lower interest rates.

     Net loss for the third quarter of 2003 was $9.8 million, or $0.31 per share, compared to $20.2 million, or $0.66 per share, for the same period in 2002. The decrease in the net loss resulted primarily from the revenue recognized under the licensing and collaboration agreements with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 99% and 88% of our revenue for the quarters ended September 30, 2003 and 2002, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Revenues for the nine months ended September 30, 2003 were $111.9 million compared with $14.2 million in 2002. The increase in revenues for the nine months ended September 30, 2003, compared with the respective period in 2002, is primarily from revenues recognized under our collaboration agreement with Pfizer. During the first three quarters of 2003 we recognized $77.3 million from Pfizer in the form of sponsored development funding and an additional $27.0 million resulting from amortization of up-front license fees. Under our agreement with GlaxoSmithKline, we recognized $5.5 million in year to date revenues through September 30, 2003 and $5.7 million for the same nine-month period last year. Revenues recognized under the Taisho agreement totaled $1.1 million for the nine-month period ended September 30, 2003 and $5.8 million for the same period last year. This $4.7 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby worldwide rights to our diabetes drug candidate reverted back to us.

     Research and development expenses increased to $138.2 million for the first nine months of 2003 compared with $67.4 million for the respective period in 2002. Increased expenses primarily reflect higher costs associated with expanding development activities, in particular the indiplon Phase III program (for insomnia). Additionally, personnel and laboratory costs related to the expansion of research activities have increased during the same period. We expect to incur increases in research and development costs in future periods as we continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     General and administrative expenses increased to $15.2 million for the nine months ended September 30, 2003 compared with $9.1 million during the same period last year. The increased cost resulted primarily from increased market research and marketing related costs, increased professional fees associated with business development, increased insurance costs, and the addition of administrative personnel needed to support expanding research and development activities. We expect general and administrative costs to increase this year to provide continued support on development and clinical trials, collaborative relationships and commercialization efforts.

     Interest income increased to $8.5 million for the nine months ended September 30, 2003 compared to $6.8 million for the same period last year. The increase primarily resulted from higher overall investment balances offset slightly by lower interest rates.

     Net loss for the first nine months of 2003 was $33.4 million, or $1.07 per share, compared to $55.7 million, or $1.83 per share, for the same period in 2002. The decrease in the net loss resulted primarily from the revenue recognized under the licensing and collaboration agreements with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, our revenues have primarily come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues, may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenues from collaborations accounted for 99% and 90% for the nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, our cash, cash equivalents, and short-term investments totaled $442.8 million compared with $244.7 million at December 31, 2002. The increase in cash balances at September 30, 2003 resulted primarily from the receipt of the initial license and collaboration payments from Pfizer totaling $100.0 million and the sale of 3.75 million shares of our common stock in a public offering which generated net cash proceeds of $187.4 million, offset by capital acquisitions and operating losses.

     Net cash provided by (used in) operating activities during the first three quarters of 2003 was $38.8 million compared with ($46.6) million during the same period last year. The increase in cash provided by operations is a result of the receipt of the initial payment under the collaboration agreement with Pfizer, offset by an increase in accounts receivable from collaborators due to increased clinical development costs.

     Net cash used in investing activities during the first three quarters of 2003 was $155.5 million compared to $63.7 million for the same period in 2002. This fluctuation resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Additionally, net cash used in investing activities includes construction in progress and land acquisition costs related to the new corporate headquarters totaling $28.4 million. Capital equipment purchases for 2003 are expected to be approximately $6.0 million and will be financed primarily through leasing arrangements.

     During April 2003, our subsidiary, Science Park Center LLC, entered into an agreement with a third party to sell our current research and administrative facility and an undeveloped parcel of land adjacent to the facility for approximately $40 million. We anticipate closing the sale of both parcels during the fourth quarter of 2003, and we have negotiated a leaseback provision, as part of the sale agreements, to allow for the completion of the construction of our new facility. We expect to recognize a financial statement gain on the sale of these properties of approximately $18.0 million, during the last quarter of 2003.

     In May 2003, Science Park Center LLC entered into an agreement to acquire undeveloped real property in San Diego, California for approximately $17 million to construct a new corporate facility. We also have placed a deposit of $3.5 million and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, which we intend to purchase in early 2004. The letter of credit is secured by a $4.4 million cash deposit with the issuer and expires in February 2004.

     Additional costs we expect to incur in connection with these two properties include design and construction costs as well as the purchase and installation of equipment and furnishings for these facilities. The Company estimates these costs at $43 million and expects to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. The construction loan was secured in September 2003 for an amount up to $60.6 million and requires us to place a $17.5 million guaranty deposit with the lender for the term of the loan. The loan bears interest at the prime rate plus .75 percentage points and interest is payable monthly. Construction of the new facility commenced in June 2003 and is expected to be completed in July 2004.

     Net cash provided by financing activities during the first three quarters of 2003 was $196.3 million compared to $3.1 million for the respective period last year. The increase in cash provided from financing activities resulted primarily from the issuance of 3.75 million shares of our common stock in September 2003 yielding net cash proceeds of $187.4 million. Cash proceeds from the issuance of common stock upon exercise of outstanding stock options and employee stock purchase plans increased by $7.5 million in the first nine months compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock. Additionally, we obtained financing for $16.7 million of capital purchases during the first nine months of 2003, primarily under the construction loan discussed above.

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

CAUTION ON FORWARD-LOOKING STATEMENTS

     Any statements in this report about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. You can identify these forward-looking statements by the use of words or phrases such as “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “plan,” “expect,” “should,” or “would.” Among the factors that could cause actual results to differ materially from those indicated in the forward-looking statements are risks and uncertainties associated with our development programs and businesses and finances including, but not limited to, the risk that our drug candidates will not successfully proceed through clinical trials or that later stage clinical trials will not show that they are effective in treating humans; adverse determinations by regulatory and governmental authorities; dependence on corporate collaborators who could terminate their relationships with us at any time; uncertainties relating to patent protection and intellectual property rights of third parties; the impact of competitive products and technological changes; our ability to raise additional capital and the cost of the capital; and other material risks defined under the heading under “Risk Factors” included in Part I of our Annual Report on Form 10-K filed with the SEC and the discussions set forth below under the caption “Risk Factors.”

     Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.

INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on September 30, 2003, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

RISK FACTORS

     The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business — Risks Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Risks Relating to Our Business

     Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

     Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We are currently conducting Phase III clinical trials in our indiplon development program for insomnia. This is our most advanced clinical program and represents a significant portion of our total clinical development activities and expenditures. If our Phase III indiplon program is significantly delayed or fails to demonstrate that indiplon is safe and efficacious for the targeted patient populations or if the FDA does not approve the proposed indiplon product labeling, our business and reputation would be harmed and our stock price would be negatively affected.

     In connection with the clinical trials of indiplon and our other product candidates, we face the risks that:

▪	the product may not prove to be effective;

▪	we may discover that a product candidate may cause harmful side effects;

▪	the results may not replicate the results of earlier, smaller trials;

▪	we or the FDA may suspend the trials;

▪	the results may not be statistically significant;

▪	patient recruitment may be slower than expected; and

▪	patients may drop out of the trials.

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

     Pfizer has agreed to:

▪	fund substantially all third-party costs related to future indiplon development, manufacturing and commercialization activities;

▪	fund a 200-person Neurocrine sales force that will initially promote Zoloft® and, upon approval of the indiplon NDA, will co-promote indiplon in the Unites States;

▪	be responsible for obtaining all regulatory approvals outside of the United States and regulatory approvals in the United States after approval of the first indiplon NDA; and

▪	be responsible for sales and marketing of indiplon worldwide.

     While our agreement with Pfizer requires them to use commercially reasonable efforts in the development and commercialization of indiplon, we cannot control the amount and timing of resources Pfizer may devote to our collaboration following FDA approval in the United States nor can we control when Pfizer will seek regulatory approvals outside of the United States. In addition, if Pfizer’s development activities in pursuing new indications and uses of indiplon are not successful or Pfizer’s sales and marketing activities for indiplon are not effective, indiplon sales and our business may be harmed.

     Pfizer may terminate the collaboration at any time upon 180-days written notice, subject to payment of specified amounts related to ongoing clinical development activities. If Pfizer elects to terminate the collaboration prior to FDA approval, we will be responsible for Phase III indiplon development expenses while we seek another partner to assist us in the worldwide development and commercialization of indiplon. This could cause delays in obtaining marketing approvals and sales, and negatively impact our business. If Pfizer elects to terminate the collaboration after receipt of FDA approval, we would be forced to fund the Neurocrine sales force and/or seek new marketing partners for indiplon. This could lead to loss of sales and negatively impact our business. In the event the collaboration is terminated by Pfizer, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development and commercialization and our business.

     We may not receive regulatory approvals for our product candidates or approvals may be delayed.

     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates would harm our business. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail or our collaborators or licensees fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop, our ability to receive product or royalty revenues and our liquidity and capital resources. All of our products are in research and development and we have not yet requested or received regulatory approval to commercialize any product from the FDA or any other regulatory body. In addition, we have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

     In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments.

     We plan to file an NDA for indiplon in the first half of 2004. We face the risk that the FDA could force us to delay our filing, reject our NDA filing, find it incomplete or find it insufficient for marketing approval for indiplon, which may cause our business and reputation to be harmed and likely would cause our stock price to decrease. In addition, even if our indiplon NDA is approved, the FDA could require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

     We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

     Since our inception, we have incurred significant net losses, including net losses of $33.4 million and $94.5 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $235.4 million and $201.9 million as of September 30, 2003 and December 31, 2002, respectively. We were not profitable for the year ended December 31, 2002, and we do not expect to be profitable in 2003. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we expect to incur substantial losses for the foreseeable future. We also expect to continue to incur significant operating and capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we:

▪	seek regulatory approvals for our product candidates;

▪	develop, formulate, manufacture and commercialize our drugs;

▪	implement additional internal systems and infrastructure; and

▪	hire additional clinical and scientific personnel.

     We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow. We may not be able to generate these revenues, and we may never achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock. Even if we become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

     Because our operating results may vary significantly in future periods, our stock price may decline.

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our revenues are unpredictable and may fluctuate, among other reasons, due to our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. A high proportion of our costs are fixed, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

     We depend on continuing our current strategic alliances and developing additional strategic alliances to develop and commercialize our product candidates.

     We depend upon our corporate collaborators to provide adequate funding for a number of our programs. Under these arrangements, our corporate collaborators are responsible for:

▪	selecting compounds for subsequent development as drug candidates;

▪	conducting preclinical studies and clinical trials and obtaining required regulatory approvals for these drug candidates; and

▪	manufacturing and commercializing any resulting drugs.

     Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaborations with Pfizer, GlaxoSmithKline, Wyeth and Eli Lilly and Company. Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:

▪	fail to select a compound that we have discovered for subsequent development into marketable products;

▪	fail to gain the requisite regulatory approvals of these products;

▪	do not successfully commercialize products that we originate;

▪	do not conduct their collaborative activities in a timely manner;

▪	do not devote sufficient time and resources to our partnered programs or potential products;

▪	terminate their alliances with us;

▪	develop, either alone or with others, products that may compete with our products;

▪	dispute our respective allocations of rights to any products or technology developed during our collaborations; or

▪	merge with a third party that may wish to terminate the collaboration.

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

     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical, Inc. and IL-4 fusion toxin, which we call NBI-3001, from the National Institutes of Health, or NIH. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GlaxoSmithKline and the excitatory amino acid transporters we license from Oregon Health Sciences University and use in our collaboration with Wyeth. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine and melanocortin subtype 4 we license from the University of Michigan, will be important for future collaborations for our GnRH and melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

▪	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

▪	fail to receive necessary regulatory approvals on a timely basis or at all;

▪	be precluded from commercialization by proprietary rights of third parties;

▪	be difficult to manufacture on a large scale; or

▪	be uneconomical or fail to achieve market acceptance.

     If any of our products encounters any of these potential problems, we may never successfully market that product.

     We are currently conducting Phase III clinical trials for indiplon. Since this is our most advanced product program, our business and reputation would be particularly harmed, and our stock price likely would be harmed, if the product does not prove to be efficacious in these clinical trials or we fail to receive necessary regulatory approvals on a timely basis or achieve market acceptance.

     If we cannot raise additional funding, we may be unable to complete development of our product candidates.

     We may require additional funding to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for product candidates. We also may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with interest income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

     Our future capital requirements will depend on many factors, including:

▪	continued scientific progress in our research and development programs;

▪	the magnitude of our research and development programs;

▪	progress with preclinical testing and clinical trials;

▪	the time and costs involved in obtaining regulatory approvals;

▪	the costs involved in filing and pursuing patent applications and enforcing patent claims;

▪	competing technological and market developments;

▪	the establishment of additional strategic alliances;

▪	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

▪	the cost of product in-licensing and any possible acquisitions.

     We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have utilized debt financing for capital acquisitions and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all, and any additional equity financings will be dilutive to our stockholders.

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

     We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the potential commercialization of our future products. We have no experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on several contract manufacturers for all production of products for development and commercial purposes. If we are unable to obtain or retain third-party manufacturers, we will not be able to commercialize our products. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations. Our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:

▪	contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

▪	switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

▪	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products;

▪	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards; and

▪	if our primary contract manufacturer should be unable to manufacture indiplon for any reason, or should fail to receive FDA approval or Drug Enforcement Agency approval, commercialization of indiplon could be delayed, which would delay indiplon sales and negatively impact our business.

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

     The market acceptance of our products could be affected by a number of factors, including:

▪	the timing of receipt of marketing approvals;

▪	the safety and efficacy of the products;

▪	the success of existing products addressing our target markets or the emergence of equivalent or superior products; and

▪	the cost-effectiveness of the products.

     In addition, market acceptance depends on the effectiveness of our marketing strategy, and, to date, we have very limited sales and marketing experience or capabilities. If the medical community and patients do not ultimately accept our products as being safe and effective, we may not recover our investment.

Risks Related to Our Industry

     We face intense competition, and if we are unable to compete effectively, the demand for our products, if any, may be reduced.

     The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies. Competition may also arise from, among other things:

▪	other drug development technologies;

▪	methods of preventing or reducing the incidence of disease, including vaccines; and

▪	new small molecule or other classes of therapeutic agents.

     Developments by others may render our product candidates or technologies obsolete or noncompetitive.

     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, various female and male disorders, multiple sclerosis, diabetes and other neuro-endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

     Compared to us, many of our competitors and potential competitors have substantially greater:

▪	capital resources;

▪	research and development resources, including personnel and technology;

▪	regulatory experience;

▪	preclinical study and clinical testing experience;

▪	manufacturing and marketing experience; and

▪	production facilities.

Any of these competitive factors could reduce demand for our products.

     If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

     Our success will depend on our ability to, among other things:

▪	obtain patent protection for our products;

▪	preserve our trade secrets;

▪	prevent third parties from infringing upon our proprietary rights; and

▪	operate without infringing upon the proprietary rights of others, both in the United States and internationally.

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

     The technologies we use in our research as well as the drug targets we select may infringe the patents or violate the proprietary rights of third parties.

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

ITEM 4. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Salk Institute has notified us that it is the Salk’s belief that we have not complied with certain milestone payments for our CRF antagonists under the 1993 license agreement between Salk and us. As a result, we and Salk have entered into arbitration. We believe that we have complied with the terms of the license agreement and that no additional milestone payments are owed to Salk. We intend to vigorously defend our interests in this matter. We expect that the resolution of this matter will not have a material adverse effect on our business, financial condition, or results of operations. However, due to the uncertainties inherent in these types of matters, no assurance can be given as to the outcome of these arbitration proceedings. Other than the above, we are not currently a party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS.

Exhibit
Number	Description

10.1	Employment Agreement dated as of September 1, 2003 between the Registrant and Wendell Wierenga

10.2	Construction Loan Agreement dated September 25, 2003 between San Diego National Bank and Science Park Center LLC

10.3	Loan Guaranty dated September 25, 2003 made by Neurocrine Biosciences, Inc in favor of San Diego National Bank

10.4	Lien Free Completion Guaranty dated September 25, 2003 made by Neurocrine Biosciences, Inc in favor of San Diego National Bank

10.5	Promissory Note dated September 25, 2003 by Science Park Center, LLC in favor of San Diego National Bank

10.6	Construction Agreement

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (B)  REPORTS ON FORM 8-K.

On July 24, 2003, the Company filed a report on Form 8-K, which reported under Item 5 the appointment of Wendell Wierenga to the position of Executive Vice President, Research and Development.

On September 11, 2003, the Company filed a report on Form 8-K which reported under Items 5 and 7, the Company’s entering into the Underwriting Agreement dated September 11, 2003 by and among the Company and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., UBS Securities LLC, Bear, Stearns & Co. Inc., CIBC World Markets Corp., Banc

of America Securities LLC and Credit Suisse First Boston LLC, as representatives of the several underwriters, relating to the public offering of shares of the Company’s common stock.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2003	/s/ Paul W. Hawran

Paul W. Hawran
Executive Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)