Form 10-K
period 2003-12-31
NEUROCRINE BIOSCIENCES INC
filed 2004-03-15
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 0-28150

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0525145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10555 Science Center Drive, San Diego, CA	92121
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (858) 658-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2003 totaled approximately $1,288,637,000 based on the closing stock price as reported by the Nasdaq National Market.

As of February 27, 2004, there were 35,334,440 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2003 are incorporated by reference into Part III of this report.	III, ITEMS 10, 11, 12, 13, 14

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

ITEM 1. BUSINESS

     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. We currently have 13 programs in various stages of research and development, including eight programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for four of our programs. Our lead clinical development program, indiplon, is a drug for the treatment of insomnia and is currently being evaluated in Phase III clinical trials in collaboration with Pfizer. We anticipate filing a new drug application, or NDA, for indiplon in mid-2004.

Our Product Pipeline

     The following table summarizes our most advanced product candidates currently in clinical development and those currently in research, and is followed by detailed descriptions of each program:

Program	Targeted Indication	Status	Commercial Rights
Products under clinical development:
Indiplon	Insomnia	Phase III	Pfizer/Neurocrine
GnRH Antagonist	Endometriosis, Fibroids	Phase I	Neurocrine
Altered Peptide Ligand	Multiple Sclerosis	Phase II	Neurocrine
Altered Peptide Ligand	Type 1 Diabetes	Phase II	Neurocrine
D2 Receptor Agonist	Male and Female Sexual Dysfunction	Phase II	Neurocrine
CRF R1 Antagonist	Anxiety, Depression, Gastrointestinal Disorders	Development	GlaxoSmithKline/ Neurocrine
CRF R2 Peptide Agonist — Urocortin II	Cardiovascular	Development	Neurocrine
IL-4 Fusion Toxin	Solid Tumors, Malignant Glioma	Phase I &II	Neurocrine

Program	Targeted Indication	Status	Commercial Rights
Research:
CRF R1 Antagonist	Anxiety, Depression, Gastrointestinal Disorders	Research	GlaxoSmithKline/ Neurocrine
CRF R2 Antagonist	Psychiatric Disorders, Eating Disorders	Research	GlaxoSmithKline/ Neurocrine
GnRH Antagonist	Endometriosis, Fibroids, Prostate Cancer	Research	Neurocrine
CRF R2 Agonist	Obesity	Research	Eli Lilly/ Neurocrine
Melanocortin Receptor Agonist/ Antagonist	Obesity/Cachexia	Research	Neurocrine
Melanin Concentrating Hormone Antagonist	Depression, Obesity, Anxiety	Research	Neurocrine
Excitatory Amino Acid Transporters	Neurodegenerative Diseases, Schizophrenia	Research	Wyeth/ Neurocrine
Chemokines	Pain	Research	Neurocrine
Sleep Disorders	Insomnia	Research	Neurocrine

     “Phase III” indicates that we or our collaborators are conducting large-scale, comparative clinical trials on groups of patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA to market a product for a specific disease or condition.

     “Phase II” indicates that we or our collaborators are conducting clinical trials on groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

     “Phase I” indicates that we or our collaborators are conducting clinical trials with a smaller number of patients to determine early safety profile, maximally tolerated dose and pharmacological properties of the product in human volunteers.

     “Development” indicates lead compound(s) have been selected and are undergoing good laboratory practices toxicology studies to prepare for Phase I clinical trials.

     “Research” indicates identification and evaluation of compound(s) in laboratory and preclinical models.

     “R1 and R2” refer to two CRF receptor subtypes.

Products under Clinical Development

Indiplon

     Insomnia is a neurological disorder with approximately 82 million adults in the United States reporting trouble sleeping a few nights per week or more, according to Mattson Jack (an epidemiological database used to determine the prevalence of a disease or disorder). Mattson Jack also states that approximately 25 million adults in the United States experience chronic insomnia, having trouble sleeping every night or almost every night. Studies have indicated that an estimated 80% of affected individuals have insomnia for more than a year and an estimated 40% have the condition for more than five years. Despite this widespread prevalence, insomnia remains a disorder without a satisfactory therapeutic option. There is currently no approved therapy that induces and maintains sleep throughout the night without next-day residual effects. According to IMS Health, the United States insomnia market was $1.7 billion in 2002. However, insomnia remains significantly undertreated as only an estimated one-third of insomnia sufferers are diagnosed, and only one-half of those diagnosed receive prescription drug treatment. In addition, according to the National Sleep Foundation, frequent sleep problems in individuals that are 55 to 84 years old, if ignored, can complicate the treatment of other medical conditions, including arthritis, diabetes, heart and lung disease and depression.

     Researchers have found that insomnia can be treated by drugs that interact with the site of action of a natural brain chemical involved in promoting and maintaining sleep. This chemical is called gamma amino-butyric acid, or GABA, and the site of action is called the GABA-A receptor. During the 1980s, drugs that non-selectively target the

GABA-A receptor, known as benzodiazepines, were used as sedatives to treat insomnia. This class of drugs produces several undesirable side effects, including negative interactions with other central nervous system depressants, such as alcohol, the development of tolerance upon repeat dosing, and rebound insomnia, or the worsening of insomnia following discontinuation of dosing. Additional side effects, due to the long half-life, or the duration of action of a compound, associated with this class of drugs include next-day residual sedation effects and impairment of coordination and memory. Memory impairment, which can include amnesia for events occurring prior to and after drug administration, is of particular concern in the elderly who comprise approximately 20% of the total insomnia population according to Mattson Jack.

     During the late 1980s, a class of drugs known as non-benzodiazepines was developed to target a specific site on the GABA-A receptor. The non-benzodiazepines have a reduced incidence of side effects that are believed to be attributable to binding more selectively on a GABA-A receptor subtype than the benzodiazepines. The most popular of the non-benzodiazepines are marketed in the United States as Ambien® and Sonata®. Ambien® is the current market leader, with approximately $1.5 billion in worldwide sales in 2003, according to Sanofi-Synthelabo, with sales growing in excess of 10% per year.

     We obtained the rights to indiplon for the treatment of insomnia through an exclusive worldwide sublicense that we entered into with DOV Pharmaceutical, Inc. in June 1998. Indiplon, a non-benzodiazepine GABA-A receptor agonist, acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics. However, preclinical studies suggest that indiplon has fewer side effects than the currently marketed non-benzodiazepines, including Ambien® and Sonata®. In our Phase II and III clinical studies, indiplon demonstrated efficacy with no significant next-day residual sedation effects at clinically relevant doses.

     We are developing both an immediate release, or short acting, formulation and a modified release, or longer acting, formulation of indiplon to address the different needs of the insomnia patient population. To develop these two different formulations, we have capitalized on important features of indiplon, its rapid absorption and its short half-life in the body. Based on our clinical studies, we have determined that the concentration of indiplon in the bloodstream reaches levels high enough to induce sedation approximately 15 minutes after the patient takes the tablet. Indiplon is then rapidly metabolized and eliminated. This results in rapid sleep onset followed by rapid elimination of the drug from the body, reducing the risk of next-day residual sedation effects.

     We believe that both formulations of indiplon will address the most prevalent forms of insomnia - difficulty falling asleep; difficulty staying asleep; and middle of the night awakenings, with difficulty getting back to sleep. The immediate release formulation can be used by patients who have trouble falling asleep or who wake up in the middle of the night and cannot get back to sleep. The modified release formulation can be used by patients to rapidly induce sleep and maintain sleep through the night. There are currently no non-benzodiazepine GABA-A receptor agonists approved for maintaining, rather than simply inducing, sleep.

     During 2003, we completed the enrollment of our Phase III registration program with indiplon for multiple insomnia indications. With several Phase III trials now completed, data analyzed and reported, indiplon has been demonstrated to be safe, well tolerated and effective in achieving rapid sleep induction and sleep maintenance without evidence of next-day residual effects. In December of 2003, we reported the results of a Phase III trial using the modified release formulation of indiplon for patients with chronic sleep maintenance insomnia. In this study, patients receiving nightly administration of 30 mg of indiplon over a two-week period demonstrated statistically significant improvements in the primary endpoint of patient reported Total Sleep Time relative to placebo for both week one and week two. Secondary endpoints also demonstrated statistically significant results in additional measures of sleep maintenance and patient reported Latency to Sleep Onset. Patients exhibited no evidence of next day impairment or drowsiness. Overall, the data confirmed patients with chronic insomnia fell asleep more rapidly and stayed asleep longer with the effect being sustained over the full two-week period. Our entire Phase III program will consist of 13 studies with approximately 4,600 subjects, all of which are underway or completed.

     We have also completed 47 Phase I and Phase II clinical trials of indiplon for efficacy and safety involving approximately 2,000 subjects. In our Phase II clinical studies, indiplon was also shown to be safe and effective in helping both younger and older adult subjects with both chronic and transient insomnia to fall asleep rapidly without adverse side effects as compared to a placebo.

     We are now approaching completion of one of the most comprehensive clinical programs addressing the multiple needs of both younger and older adult patients with various forms of insomnia such as sleep initiation, sleep maintenance, middle of the night awakening, and long term administration. Upon completion of the data analysis for the full clinical program for both the immediate and modified release formulations of indiplon, we will include data for the NDA package filing from 62 clinical trials and approximately 7,000 subjects making this one of the largest, most robust clinical programs in the sleep class. To date, we have completed 58 clinical trials with indiplon immediate and modified release formulations, and have enrolled nearly 6,700 patients with chronic or transient insomnia. The data reported from these trials has consistently met both primary and secondary endpoints demonstrating the efficacy and safety of indiplon. The results from the remaining ongoing clinical trials for both the immediate and modified release formulations of indiplon will be announced during 2004 and continuing into the first half of 2005. We plan to file the NDA for both formulations of indiplon mid-year 2004 for multiple insomnia indications.

GnRH Antagonist

     Gonadotropin-releasing hormone, or GnRH, is a brain peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis, uterine fibroids and prostate cancer. Other companies have developed several peptide drugs on this principle, such as Lupron® and Zoladex®, and according to annual reports of company’s that market these types of drugs and Med Ad News, the annual worldwide sales in 2002 for these drugs were approximately $2.6 billion. However, since these drugs are peptides, they must be injected rather than taken orally. In addition, these types of agonists take up to several weeks to exert their effect, a factor not seen with direct gonadotropin-releasing hormone antagonists, and until these drugs exert their effects, they have shown a tendency to exacerbate the condition. We believe that there is a large potential market for an orally delivered gonadotropin-releasing hormone antagonist.

     Our GnRH clinical efforts are focused on providing new treatments for endometriosis, uterine fibroids and prostate cancer. According to Mattson Jack, there are more than 5.7 million women in the United States who are clinically recognized as having chronic endometriosis. Of those afflicted, approximately 200,000 patients are treated in a hospital setting, and approximately 250,000 are treated in an outpatient setting, according to a 1998 National Patient Profile audit. We believe that the availability of an oral treatment lacking the side effect profile of the currently available peptide agonists may be an alternative to surgery and encourage a higher treatment rate. Additionally, approximately 2.8 million women are symptomatic for uterine fibroids, according to the article “Medical Treatment of Uterine Fibroids” published in 2001 in the journal Clinical Obstetrics and Gynecology. We also believe our drug will have utility on the treatment of prostate cancer, of which there are expected to be approximately 230,000 new cases in 2004 in the United States, according to the American Cancer Society.

     We selected a clinical candidate, in early 2001 and initiated our Phase I clinical program in November 2001 for the treatment of endometriosis. The results of the first Phase I clinical trial demonstrated that GnRH reduced gonadotropin production, which is a surrogate parameter for efficacy. In June 2003, the results of the second Phase I clinical trial demonstrated that the product candidate was safe and well tolerated. Enrollment in a Phase I with a second generation GnRH candidate for endometriosis and uterine fibroids was initiated in September 2003. This trial is a combination single dose, followed by multiple escalating doses in approximately 50 pre-menopausal women. The study is assessing the safety, pharmacokinetics, and pharmcodynamics of the compound. Enrollment is expected to be completed in the first half of 2004.

Altered Peptide Ligand

     The American Autoimmune Related Diseases Association estimates that approximately 50 million people in the United States suffer from autoimmune diseases such as multiple sclerosis, rheumatoid arthritis, Type 1 diabetes, systemic lupus erythematosus and thyroiditis. Scientists believe that the body’s immune system causes these diseases. The immune system protects an individual from disease agents, such as viruses, by recognizing and destroying those foreign substances using specialized blood cells, called lymphocytes. Occasionally, however, some lymphocytes arise that inappropriately recognize the body’s own tissues as an invader and begin to attack normal healthy tissue, resulting in an autoimmune disease like Type 1 diabetes. While the mechanism through which the lymphocyte initiates the autoimmune disease is still unknown, the development of drugs that specifically suppress the action of self-reactive lymphocytes or restore the function of regulatory cells may prove advantageous for the prevention, cure or treatment of autoimmune disease.

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

     Multiple Sclerosis. Multiple sclerosis is a chronic autoimmune disease characterized by recurrent attacks of neurologic dysfunction due to damage in the central nervous system. The classic clinical features of multiple sclerosis include impaired vision and weakness or paralysis of one or more limbs. In a recent study of multiple sclerosis patients, the peak age of onset was between the ages of 20 and 25 with approximately 10% of these patients experiencing their first symptoms after the age of 50. According to the National Multiple Sclerosis Society, there are approximately 400,000 cases of multiple sclerosis in the United States. Currently available treatments for multiple sclerosis offer only limited efficacy. Doctors often prescribe steroids to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immune-suppressive agents has shown limited success. Nevertheless, worldwide sales of multiple sclerosis therapies reached $2.9 billion in 2002.

     We designed a novel altered peptide ligand based on myelin basic protein that would target the autoreactive T cells that cause neurological damage in multiple sclerosis. Together with Novartis Pharmaceuticals Corporation, our former collaborative partner for this program, we filed an investigational new drug, or IND, application with the FDA and received approval in 1996 to commence clinical trials. We subsequently completed Phase I clinical trials and two Phase II clinical trials of our altered peptide ligand for the treatment of multiple sclerosis.

     One of the Phase II trials was a multi-center, placebo-controlled, randomized, parallel design study in which patients received one of three doses, and the other Phase II trial was an open label, unblinded, non-placebo-controlled study in eight patients conducted in collaboration with the NIH. While allergic reactions were seen in approximately 10% of patients in these trials, suggesting that optimal dosing may be at lower levels than those selected for the trials, of the patients completing the placebo-controlled study, the total volume of enhancing lesions was reduced in the lowest dose group compared to the placebo control. Moreover, in this study 57% of the patients in the lowest dose group experienced reductions in the volume of new enhancing lesions compared to 25% in the placebo group. In the open label study, a higher incidence of new brain lesions was found in two patients who received the highest dose and the one patient who received the low dose. As a result, the trial was stopped.

     In July 2003 we initiated a Phase II clinical trial for the treatment of relapsing multiple sclerosis. This multicenter, randomized, double-blind, placebo-controlled trial will evaluate optimal dose and frequency of administration. Enrollment is expected to be completed during 2004 and results are expected in 2005. Our aim for future trials will be to further establish the benefit of altered peptide ligand therapy in patients with multiple sclerosis.

     Type 1 Diabetes. Utilizing our experience in the development of altered peptide ligands for multiple sclerosis, we have extended this approach to Type 1 or insulin dependent diabetes mellitus, which is a metabolic disease in which the body does not produce enough insulin. Like multiple sclerosis, in Type 1 diabetes the immune system erroneously targets healthy tissue, in this case the pancreatic cells responsible for the production of insulin. According to the International Diabetes Federation, Type 1 diabetes is one of the most prevalent chronic childhood conditions worldwide, afflicting at least 17 million patients. Diabetics often suffer from a number of complications of the disease including heart disease, circulatory problems, kidney failure, neurologic disorders and blindness. Current therapy for Type 1 diabetes consists of daily insulin injections to regulate blood glucose levels. This therapy does not cure nor does it prevent the disease. Worldwide sales of diabetes therapies reached $11 billion in 2002 according to ABN AMRO and company annual reports.

     We believe that an altered peptide ligand specific for autoimmune T cells involved in diabetes may stop the destruction of the insulin-secreting cells in early onset Type 1 diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. In preclinical studies, our altered peptide ligand, was capable of eliciting a protective immune response and reducing the incidence of diabetes. In addition, experiments using immune cells derived from the blood of Type 1 diabetes patients indicate that patients’ immune cells recognize our altered peptide ligand. This suggests that this compound may have the potential to intervene in the disease process in humans. We have completed four Phase I/IIa safety and dose escalating clinical trials in approximately 120 diabetic patients. Data from these trials indicates that the compound is safe and well tolerated. A Phase IIb clinical trial was initiated consisting of a randomized, double blind, placebo-controlled, multi-center, multi-national study in adolescent and adult patients with new onset Type 1 diabetes. This study will involve approximately 20 medical sites in Canada, Europe and South America and approximately 200 patients. Enrollment is expected to be completed in the first quarter of 2004. Preliminary results from this trial are expected in early 2006.

     In 2000, we entered into agreements with Taisho providing them with worldwide rights to our altered peptide ligand for diabetes. On March 31, 2003, we reacquired the worldwide rights to our diabetes drug candidate.

D2 Receptor Agonist

     In the first quarter of 2003, we acquired the rights from Pharmacia to develop a selective dopamine D2 receptor agonist for the treatment of male and female sexual dysfunction. As a condition to the closing of the Pharmacia-Pfizer merger, the Federal Trade Commission required Pharmacia to divest this product candidate, to enhance competition in the market for human sexual dysfunction. Dopamine receptors in the brain are involved in sexual motivation, performance, and motor activity in rodents and monkeys. Neuroleptic dopamine receptor antagonists suppress both male and female sexual behavior in human patients while L-DOPA exerts pro-sexual effects in both sexes. Based on the results of animal studies, dopamine does not appear to elicit sexual behavior directly, but rather allows sexual stimuli to more readily activate neural circuits that have been primed by sex hormones. Our product candidate has demonstrated high intrinsic activity in animal models of sexual dysfunction and has been tested in Phase I clinical studies. Pursuant to our agreement with Pharmacia (now Pfizer), we were provided funding to conduct a Phase II proof of concept clinical study in the area of erectile dysfunction, or ED, to determine the product candidate’s potential efficacy. Pfizer is currently transferring to us the technology and manufacturing know-how to support such a study.

     According to Mattson Jack, ED affects approximately 85 million men in the seven major pharmaceutical markets. However, less than 20% of the prevalent population is diagnosed with the condition according to a Decision Resources July 2002 study. Over the next decade, as the number of men 55 and older increases considerably, the number of ED sufferers in the United States is projected to increase by nearly one million or 14% according to a 2001 Gallup study of ED. This far outpaces the population growth rate of men which is likely to increase by only 9% by the year 2010. Currently, PDE-5 inhibitors such as Viagra are the only effective oral treatment. We believe that our approach to ED may have significantly fewer side effects than the currently marketed PDE-5 inhibitors. We also believe that the mechanism of action of our product candidate would enable it to be used in combination with existing therapies for the treatment of ED.

Corticotropin-Releasing Factor

     According to Mattson Jack, in 2003 over 45 million people in the United States had symptoms of depression. The National Institute of Mental Health has also indicated that over 16% of the United States population has an anxiety disorder. In 2003, the market for depression therapeutics is expected to be approximately $14 billion according to Datamonitor. However, there remain significant unmet medical needs, the leading drug class, known as the selective serotonin reuptake inhibitors, is ineffective or intolerable in one-third of patients. These drugs frequently require as long as three weeks to take effect and have significant adverse side effects such as sexual dysfunction. Therefore, a rapid acting antidepressant with fewer side effects would represent a major advance in the treatment of depression.

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

     Depression. Depression is one of a group of neuropsychiatric disorders that is characterized by extreme feelings of elation and despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. Researchers believe that depression results from a combination of environmental factors, including stress, as well as an individual’s biochemical vulnerability, which is genetically predetermined. Researchers believe that the biochemical basis of depression involves elevated secretion of CRF and abnormally low levels of other neurotransmitters in the brain such as serotonin. The most frequently prescribed antidepressant therapies are selective serotonin reuptake inhibitors such as Zoloft®, Paxil®, Lexapro® and Prozac® which act to increase the levels of serotonin and several other chemicals in the brain. However, because these drugs affect a wide range of neurotransmitters, they have been associated with a number of adverse side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. In addition, one of the biggest limitations of most existing antidepressant therapies is their slow onset of action.

     The first clinical trial to offer evidence of proof of concept of CRF antagonists in addressing depression was a Phase IIa open label trial conducted in 1999 pursuant to two collaborations with Janssen in the field of CRF antagonists. Results from this trial indicated that the drug candidate was safe and well tolerated and demonstrated anti-depressant activity as measured by a widely-accepted depression scale known as the Hamilton Depression Scores. In this trial, the drug candidate was administered to 20 patients with major depressive disorders. Results from the trial, as reported in the Journal of Psychiatric Research, showed that treatment response, as defined by more than a 50% reduction in Hamilton Depression Scores, occurred in 50% of the patients in the low dose group and 80% of the patients in the higher dose group. While development of our first generation CRF antagonist was discontinued for safety reasons by our collaborator, Janssen, we were encouraged by these results, which we believe support the hypothesized mechanism of action. In March 2002, Janssen notified us that it had elected to terminate the 1995 and 1999 agreements with us. As a result, exclusive rights to these first generation CRF antagonist compounds have reverted to us.

     In 1998, we initiated a proprietary CRF R1 antagonist program independent of Janssen. This program led to the discovery of a novel class of second generation CRF R1 antagonist compounds of a chemical class distinct from the class of compounds that were subject to the Janssen collaboration. In July 2001, we announced our second CRF antagonist collaboration, a worldwide collaboration with GlaxoSmithKline, to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, GlaxoSmithKline will sponsor and we and GlaxoSmithKline will conduct a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. It is likely that the sponsored research portion of the collaboration will be completed in 2005.

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

     As a co-examined variable in the open label Phase IIa clinical trial for depression described above, the anti-anxiety effects of the CRF R1 receptor antagonist showed a reduction in Hamilton Anxiety Scores from baseline in both treatment groups at all times after dosing. In addition, in preclinical studies used to evaluate anti-anxiety drugs, our scientists have demonstrated with statistical significance that clinical compound candidates from our independent CRF R1 antagonist program are effective following oral administration. We did not observe any evidence of clinically relevant side effects. These results are encouraging because they suggest that compounds blocking the CRF R1 receptor may be effective in treating anxiety-related disorders.

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

     Irritable bowel syndrome is a gastrointestinal inflammatory disease that affects approximately 110 million people worldwide. Irritable bowel syndrome can be a lifelong, intermittent disease, involving chronic or recurrent abdominal pain and frequent diarrhea or constipation. Some patients with irritable bowel syndrome report the onset of symptoms of the disease following a major life stress event, such as death in the family, which suggests that the causes of irritable bowel syndrome may be related to stress. In addition, most irritable bowel syndrome sufferers also experience anxiety and depression.

CRF R2 Peptide Agonist—Urocortin II

     Urocortin II is a recently discovered endogenous peptide ligand of the CRF-R2 receptor present in the cardiovascular system, notably the heart and cerebral arterial system. We licensed Urocortin II from the Research Development Foundation to further expand our franchise in CRF. We will continue to study the utility of this compound in endocrine, metabolic, and cardiovascular disorders and expect Urocortin II to enter Phase I trials during 2004.

IL-4 Fusion Toxin

     Interleukin 4, or IL-4, is a natural chemical that modulates cell growth. Proteins that bind to IL-4, known as IL-4 receptors, are highly concentrated on the cells of malignant brain tumors as well as many other cancers, including some types of kidney and lung cancer. Targeted toxins are a novel form of anticancer therapy under investigation in a variety of clinical settings. Targeted toxin therapeutics carry a toxin to a target site on the cancer cell and subsequently kill the cancer cell. Many scientists believe that targeted toxins have several potential advantages over conventional chemotherapy in that they are more selective and effective in the treatment of chemotherapy-resistant cancer cells.

     Our IL-4 product candidate has completed a Phase I trial for solid tumor cancers and a Phase II trial for malignant glioma. In October 1999, the FDA granted us fast track designation for our IL-4 product candidate. We currently plan to outsource the development and commercialization of this product candidate to allow us to focus on neurological and endocrine-related diseases and disorders.

Research

     Our research focus is on addressing diseases and disorders of the central nervous system and endocrine system, which includes stress-related disorders and neurodegenerative diseases, as well as prostate cancer, eating disorders and cardiovascular diseases. Central nervous system drug therapies represent the second largest sector of the worldwide drug market, accounting for over $55 billion in worldwide drug sales in 2002 according to Datamonitor. Additionally, central nervous system drug therapies experienced a growth rate of approximately 10% during 2002 according to Datamonitor.

CRF R1 Antagonist

     As mentioned previously, the CRF R1 antagonist has been identified by researchers to be the central mediator of the body’s stress responses or stress related disorders. Since researchers believe that CRF is the primary mediator of stress, they have suggested that CRF R1 antagonists may provide a treatment for irritable bowel syndrome. Researchers have demonstrated the CRF R1 antagonists demonstrate dose dependent effect with in vivo preclinical models of irritable bowel syndrome. Together with GlaxoSmithKline, we are evaluating our proprietary CRF R1 antagonists for treatment of stress, anxiety, depression, and irritable bowel syndrome.

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

GnRH Antagonists

     As previously mentioned, GnRH may be useful in treating some hormone dependent diseases. Our discovery work in GnRH has allowed us to select a backup compound to move into preclinical studies during 2003. This compound is expected to complete preclinical studies in mid-2004 and if successful, will advance to Phase I clinical trials. We continue to search for innovative formulations of GnRH that may lead to additional candidates for clinical trials.

CRF R2 Agonist

     CRF R2 agonists may also represent a therapeutic strategy for diseases and disorders of the central nervous system. Preliminary data indicates that CRF may act as a central regulator of both appetite and metabolism and may play a role in neurodegenerative diseases. In 1996, we initiated a three-year research collaboration with Eli Lilly to screen and optimize CRF R2 agonists. In October 1999, the funded research portion of the program was completed as scheduled, and Eli Lilly has retained control of the program and exclusive rights to the compounds.

Melanocortin Receptor Agonist/Antagonist

     Melanocortin receptors are proteins on the surface of cells which help regulate some body functions such as eating and skin color. Researchers discovered that one of the melanocortin receptor subtypes, subtype 4, plays an important role in the mechanism regulating appetite and body weight. The subtype 4 receptor is activated by melanocyte stimulating hormone. When melanocyte stimulating hormone is injected into the brain, it reduces food intake and body weight. Responses have included the apparent increase in basal metabolic rate and lowering of serum insulin levels. We believe that an orally active subtype 4 agonist may produce the same effects and, thus, may provide a novel approach to the treatment of obesity. Conversely, the endogenous peptide antagonist of the central melanocortin subtype 4 receptor has been shown to have the reverse effect, increasing food intake over a sustained period of time after a single brain injection, and this observation has prompted significant interest in diseases such as cancer- and AIDS-related cachexia. For these reasons, we are also studying melanocortin subtype 4 receptor antagonists and have discovered novel, potent and selective compounds that are now being evaluated in relevant animal models. Additionally, researchers have recently suggested that melanocortin receptor subtype 4 agonists may also have a role in sexual dysfunction, and studies are underway to explore this further. We have screened our small molecule library and identified highly potent, selective orally active melanocortin subtype 4 receptor antagonist compounds. Optimization of these compounds, to improve their biopharmaceutical properties, has yielded several potential development candidates.

Melanin Concentrating Hormone Antagonist

     Recent studies suggest that melanin concentrating hormone, or MCH, plays a role in the regulation of eating behavior. Based on these findings, we believe that blocking the effect of MCH with a small molecule antagonist may represent a novel approach to the treatment of obesity. Additional indications include anxiety and depression. Through our research efforts, we have identified and screened small-molecule, orally-active compounds which will block the activity of MCH at its receptor. We believe that these compounds may provide a novel therapeutic strategy for treating obesity and related disorders.

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

     In 1999 we initiated a collaboration with Wyeth to investigate controlling the glutamate transporter function as a novel strategy for the treatment of neurodegenerative and psychiatric disorders that include basic research to understand the function and regulation of the transporters, along with the identification and characterization of chemical and biological leads. Our agreement with Wyeth provided for three years of funded research, which was extended for a fourth year and completed in 2002. Wyeth has retained control of the program and exclusive rights to the compounds.

Chemokines

     Chemokines are inflammatory molecules that are highly expressed by neurons in the brain. Recent evidence suggests that blockade of certain chemokine receptors may be beneficial in the prevention of chronic pain and other inflammatory disorders. We have initiated a research effort to identify small-molecule, orally-active chemokine receptor antagonists. We believe that these compounds may provide a novel therapeutic strategy for treating pain and related disorders.

Sleep Disorders

     Insomnia has several dimensions and numerous co-morbidities. We are developing the non-benzodiazepine GABA-A agonist, indiplon for the treatment of insomnia in most of its dimensions. There are other CNS pathways that are involved in sleep regulation in addition to the GABA-A channel, and we have generated potent, orally active small molecule modulators of another pathway to regulate sleep and treatment of insomnia. We believe this approach would be complementary to our indiplon program.

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

Our Business Strategy

     Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

     Completing the Development and Commercialization of Our Lead Product Candidate, indiplon. We are working with our collaboration partner, Pfizer, to complete our Phase III clinical trials for indiplon as promptly as practicable. Our entire Phase III program will consist of 13 studies with approximately 4,600 patients, all of which are currently underway or completed. We anticipate filing an NDA for indiplon in mid-2004.

     Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and build our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have 13 programs in various stages of research and development, with eight projects in clinical development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

     Identifying Novel Drug Targets to Address Large Unmet Market Opportunities. We seek to identify and validate novel drug targets for internal development or collaboration. For example, the novel drug candidates we have identified to regulate CRF, which is believed to be the central mediator of the body’s stress response, may represent the first new breakthrough for anxiety and depression in over 20 years. GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-injectible means of treatment of endometriosis, uterine fibroids and prostate cancer. Additionally, melanocortin and MCH modulators are compounds that affect proteins in the brain believed to be involved in many activities of the body. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Our team of approximately 170 biologists and chemists has a goal of delivering three innovative clinical compounds over the next five years to fuel our research and development pipeline.

     Selectively Establishing Corporate Collaborations with Global Pharmaceutical Companies to Assist in the Development of Our Products and Mitigate Financial Risk While Retaining Significant Commercial Upside. We leverage the development, regulatory and commercialization expertise of our corporate collaborators to accelerate the development of our potential products while typically retaining co-promotional rights, and at times commercial rights, in North America. We intend to further leverage our resources by selectively entering into additional strategic alliances to enhance our internal development and commercialization capabilities. We currently have strategic alliances with:

•	Pfizer, for indiplon for the treatment of insomnia;

•	GlaxoSmithKline, for second generation corticotropin-releasing factor receptor antagonists to treat anxiety and depression and irritable bowel syndrome;

•	Wyeth, for compounds to treat neurodegenerative and psychiatric diseases; and

•	Eli Lilly, for treatments of central nervous system disorders, including obesity.

     Acquiring Rights to Complementary Drug Candidates and Technologies. We plan to continue to selectively acquire rights to products in various stages of development to take advantage of our drug development capabilities. For example, in June 1998, we licensed exclusive worldwide commercial rights for indiplon from DOV Pharmaceutical. Additionally, during 2003, we have inlicensed our D2 Receptor Agonist product candidate from Pharmacia (now Pfizer), and our Urocortin II product candidate from the Research Development Foundation.

Our Strategic Alliances

     One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. To date, we have formed the following alliances:

     Pfizer. In December 2002, we announced an exclusive worldwide collaboration with Pfizer to develop and commercialize indiplon. Pfizer made an upfront payment to us of $100 million and agreed to make additional pre-commercialization milestone payments of up to $300 million. Under the terms of the agreement, Pfizer is also responsible for all future third-party development, marketing and commercialization costs, with the exception of $30 million for specified development costs which we will bear. Following the filing of an NDA, Pfizer is obligated to pay for and support the creation of a 200-person Neurocrine sales force that will initially promote Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States and, upon approval of the indiplon NDA, will co-promote indiplon in the United States. We will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of indiplon and Zoloft® in the United States. In addition, subject to FDA approval of indiplon and various other conditions, Pfizer has committed to loan us up to $175 million, at commercial terms, pursuant to a secured credit facility. We have granted Pfizer an exclusive license to develop and market indiplon in all markets outside the United States. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all indiplon product rights would revert to us. As of December 31, 2003, we had recorded revenues of $38.0 million in license fees and $90.9 million in sponsored development. In addition, at December 31, 2003 we had $62.0 million of deferred revenue, which is being amortized over the estimated period to commercialization of indiplon. We obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical, Wyeth licensed the indiplon technology to DOV in 1998 in exchange for milestone payments (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth) on future sales of indiplon. On February 26, 2004, we entered into several agreements with Wyeth and DOV pursuant to which, we will acquire Wyeth’s financial interest in indiplon for approximately $95 million, consisting of $50 million payable in cash and $45 million payable in the Company’s common stock. The agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, decreasing our royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction will be recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales. Additionally, we are responsible for specified milestone payments up to $3.5 million to DOV Pharmaceutical under the license agreement. The closing of this transaction is conditioned upon the approval of the Wyeth Board of Directors and termination of waiting periods under the Hart Scott Rodino Act. Both of these conditions have been met and the transaction is scheduled to close on March 15, 2004.

     GlaxoSmithKline. In July 2001, we announced a worldwide collaboration with an affiliate of GlaxoSmithKline to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GlaxoSmithKline will conduct a collaborative research program for up to five years and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, we will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GlaxoSmithKline may terminate the agreement at its discretion upon 90-days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of December 31, 2003, we had recorded revenues of $3.7 million in license fees, $16.3 million in milestone payments, $13.7 million in sponsored research and $973,000 in reimbursement of development costs. In addition, at December 31, 2003 we had $833,000 of deferred license fees that will be amortized over the remaining life of the agreement. GlaxoSmithKline also sponsors a portion of our research efforts related to CRF through annual payments, of which $3.1 million is deferred and will be amortized over the remaining sponsored research period.

     Wyeth. Effective in January 1999, we entered into a collaboration and license agreement with Wyeth relating to the research, development and commercialization of compounds that control excitatory amino acid transporters for the treatment of neurodegenerative and psychiatric diseases. We have granted Wyeth exclusive and non-exclusive rights to our excitatory amino acid transporters technology as well as exclusive rights to any products developed during the collaboration. These licenses are for the term of the patents licensed. We will receive royalties on net product sales for the terms of the patents covering the collaboration products, subject to adjustments for royalties payable to other parties and for competition. We will also receive royalties for products that are not the subject of issued patents. Under specified conditions, we have the option to co-promote collaboration products in Canada and the United States. Wyeth may terminate the agreement if it decides that the research is not successful upon six months prior written notice to us. In addition, Wyeth may terminate the agreement if it decides to stop the program upon written notice to us. Wyeth may also terminate the agreement in certain circumstances if we are acquired by another company. The three-year sponsored research portion of the Wyeth agreement was completed on schedule in December 2001 and was subsequently extended on a smaller scale through December 2002. As of December 31, 2003, we had recognized a total of $13.9 million under the Wyeth agreement consisting of $10.5 million in sponsored research and $3.4 million in milestone payments.

     Eli Lilly. In October 1996, we entered into a research and license agreement with Eli Lilly to collaborate in the discovery, development and commercialization of CRF binding protein ligand inhibitors for the treatment of central nervous system disorders including obesity and dementias, such as Alzheimer’s disease, and CRF R2 agonists for central nervous system diseases and disorders. Under the agreement, we are entitled to milestone payments for specified development and regulatory accomplishments. We will have the option to receive co-promotion rights and share profits from commercial sales of select products that result from the collaboration in the United States or receive royalties on United States net sales. We will receive royalties on net sales for the rest of the world.

     In October 1999, the funded portion of the research program concluded as scheduled and, to our knowledge, Eli Lilly is not planning any specific future development efforts, and we do not expect to receive any additional payments under this agreement. During the funded portion of the research program, we received payments totaling $17.2 million.

Intellectual Property

     We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. We have licensed, from institutions such as The Salk Institute, Stanford University, Oregon Health Sciences University, DOV Pharmaceutical and others the rights to approximately 40 issued United States patents, 10 pending United States patent applications, and 55 issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that our issued patents may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.

     The technologies we use in our research, as well as the drug targets we select, may infringe the patents or violate the proprietary rights of third parties. If this occurs, we may be required to obtain licenses to patents or proprietary rights of others in order to continue with the commercialization of our products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our modified release insomnia formulation unless we obtain a license, which may not be available to us. We are also aware of pending and issued patent claims to melanin concentrating hormone ligand and receptor, and some uses of melanocortin subtype 4 agonists. We are conducting research in all of those areas and may ultimately need to license those patents in order to proceed. In addition, we are aware of two United States patents relating to IL-4 proteins that are controlled by other entities which, if construed very broadly, and if valid as so construed, could prevent us from commercializing our IL-4 fusion toxin products in the United States unless we obtain a license, which may not be available to us on commercially reasonable terms, or at all. We do not believe that our research and development activities as currently conducted infringe any valid issued patents.

     Indiplon, our leading gamma amino-butyric acid agonist compound for the treatment of insomnia, is covered in an issued United States patent, which we sublicensed from DOV Pharmaceutical. The term of the United States patent is due to expire in 2020. Additional United States patents covering synthesis, formulations and forms of indiplon were issued in 2002 and do not expire until 2020. Indiplon is not currently covered by any foreign patents of which we are aware. We intend to seek additional protection of this compound through nine United States and foreign patent applications directed to the synthesis, formulations and various forms of indiplon, which could extend some patent protection to the year 2020. We face the risk that these patents may not issue, or may subsequently be challenged successfully. In addition to the granted and potential patent protection, the United States, the European Union and Japan all provide data protection for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data protection. This period of exclusivity is five years in the United States, six years in Japan and six to ten years in the European Union, measured from the date of FDA, or corresponding foreign, approval.

In-Licensed Technology

     During the last four years, we have in-licensed the following technologies to complement our ongoing clinical and research programs. Most of these licenses extend for the term of the related patent and contain customary royalty, termination and other provisions.

•	In October 2003, we licensed a non-exclusive rights to corticotropin releasing factor receptor 2 deficient mice from Research Development Foundation.

•	In September 2003, we entered into a collaboration and license agreement with Pharmacopeia, Inc. relating to screening compounds against certain targets.

•	In June 2003, we licensed a non-exclusive rights to Cav3.1 human cDNA expressing cell line from University of Virginia Patent Foundation.

•	In May 2003, we entered into a collaboration and license agreement with Bicoll GmbH relating to GPCR targets.

•	In March 2003, we licensed a non-exclusive right to certain green fluorescent proteins.

•	In March 2003, we licensed exclusive rights to Pharmacia’s selective agonist for the dopamine D2 receptor.

•	In January 2003, we licensed exclusive rights to Urocortin II.

•	In December 2002, we entered into a collaboration and license agreement with Biosite Incorporated relating to high affinity antibodies.

•	In December 2002, we licensed library development software from Deltagen Research Laboratories, Inc.

•	In December 2002, we licensed knock-out mice to certain target genes from Deltagen, Inc.

•	In May 2002, we licensed a SK-MEL-37 cell line from the Sloan-Kettering Institute for Cancer Research.

•	In June 2001, we licensed nonexclusive rights to the BON cell line from the University of Texas Medical Branch.

•	In May 2001, we licensed nonexclusive rights to a murine CCR7 expressing cell line from Public Health Service.

•	In March 2001, we licensed nonexclusive rights to a saoS-2 cell line from The Sloan-Kettering Institute for Cancer Research.

•	In March 2001, we licensed a HERG cell line from Wisconsin Alumni Research Foundation.

•	In October 2000, we licensed nonexclusive rights to several GT1-cell lines from The Salk Institute.

•	In August 2000, we licensed nonexclusive rights to CRF R1 deficient mice from the Research Development Foundation.

•	In July 2000, we licensed exclusive rights to melanocortin subtype 3 receptor knock-out mice from Oregon Health Sciences University.

•	In August 1999, we licensed nonexclusive rights to the human gonadotropin-releasing hormone receptor from Mount Sinai School of Medicine.

•	In January 1999, we licensed exclusive worldwide rights to patents relating to excitatory amino acid transporters and melanocortin 1-5 from Oregon Health Sciences University.

•	In December 1998, we licensed nonexclusive rights to technology covering melanocortin subtype 4 from the University of Michigan.

•	In June 1998, we licensed exclusive worldwide rights to our sedative compound, indiplon, from DOV Pharmaceutical, Inc.

•	In May 1998, we licensed exclusive worldwide rights to patents covering NBI-3001, our IL-4 fusion toxin, from the National Institutes of Health and inventors Ira Pastan and David Fitzgerald.

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

     There is currently a limited number of these manufacturers. Furthermore, some of the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing and packaging our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

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

     As part of our collaboration agreement with Pfizer, we will receive funding from Pfizer for a 200 person United States sales force. This funding will commence upon our filing of an NDA for indiplon and the sales force will immediately focus on detailing Pfizer’s antidepressant drug Zoloft® to psychiatrists. Upon approval of the indiplon NDA, the sales force will also co-promote indiplon to psychiatrists and sleep specialists. Pfizer will manage all aspects of distribution for both Zoloft® and indiplon.

     Additionally, under our collaboration agreements with GlaxoSmithKline, Wyeth, and Eli Lilly, we may have the opportunity to co-promote some of our other products in the United States. To market any of our other products directly, we must develop a sales force with technical expertise and with supporting distributions capabilities, none of which we currently have.

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

     Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and the efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an IND application that must be approved before clinical trials can begin in humans. Typically, clinical evaluation involves a time consuming and costly three-phase process.

Phase I	Clinical trials are conducted with a small number of patients to determine the early safety profile, maximum tolerated dose and pharmacological properties of the product in human volunteers.

Phase II	Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III	Large-scale, multi-center, comparative clinical trials are conducted with patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA to market a product candidate for a specific disease.

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

     Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of an NDA or a biologics licensing application for approval to commence commercial sales. In response, the FDA may grant marketing approval, request additional information or deny the application if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product.

     If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, known as Phase IV, to evaluate long-term effects.

     In addition to studies requested by the FDA after approval, a drug developer may conduct other trials and studies to explore use of the approved compound for treatment of new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

     We will also have to complete an approval process similar to that in the United States in virtually every foreign target market for our products in order to commercialize our product candidates in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. We face the risk that the resulting prices would be insufficient to generate an acceptable return to us or our corporate collaborators.

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

     Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, diabetes mellitus, multiple sclerosis, eating disorders, pain, irritable bowel syndrome, autoimmunity and various female and male health disorders.

     We are developing indiplon for the treatment of insomnia. Ambien® and Sonata® are already marketed for the treatment of insomnia by Sanofi-Synthelabo and King Pharmaceuticals, Inc., respectively. Additionally, in early 2003, Sepracor filed an NDA for Estorra™ (eszopiclone) for the treatment of insomnia. Takeda Pharmaceuticals is developing TAK-375, a melatonin agonist, for insomnia, which is currently in Phase III clinical trials. H. Lundbeck A/S and Merck & Co. are developing gaboxadol, a GABA A agonist, for sleep disorders, which is currently in Phase III clinical trials. Sanofi-Synthelabo has also begun clinical trials for a controlled release version of Ambien® (Ambien CR) to maintain sleep.

     Products that may compete with our altered peptide ligand for multiple sclerosis, include Betaseron® and Avonex®, similar forms of beta-interferon marketed by Berlex BioSciences and Biogen, respectively, Rebif® marketed by Serono, Copaxone®, a peptide polymer marketed by Teva, and Rebif® marketed by Serono and Pfizer.

     We are developing a drug candidate for the treatment of sexual dysfunction. There are many approved products for this indication and we believe that this market will become increasingly competitive. These products include, Viagra®, marketed by Pfizer, Cialis®, marketed by Eli Lilly, and Levitra®, marketed by both GlaxoSmithKline and Bayer. We are aware that a number of companies are conducting research on molecules that act through the same mechanism of action as our product candidate.

     In the area of anxiety disorders, our product candidates will compete with well-established products such as Valium®, marketed by Hoffman-La Roche, Xanax®, marketed by Pfizer, BuSpar®, marketed by Bristol-Myers Squibb, Zoloft® marketed by Pfizer, and Wellbutrin® marketed by GlaxoSmithKline among others, as well as generic alternatives for each of these products.

     We are also developing products for depression, which will compete with well-established products in the antidepressant class, including Prozac®, marketed by Eli Lilly as well as its generic alternatives, Zoloft®, marketed by Pfizer, Paxil®, marketed by GlaxoSmithKline, Effexor®, marketed by Wyeth and Lexapro®, marketed by Forest Laboratories, among others. Some technologies under development by other pharmaceutical companies could result in additional commercial treatments for depression and anxiety. In addition, a number of companies also are conducting research on molecules to block CRF, which is the same mechanism of action employed by our compounds.

     There are a number of competitors to products in our research pipeline. Lupron Depot®, marketed by Takeda-Abbott Pharmaceuticals, Zoladex®, marketed by AstraZeneca, and Synarel®, marketed by Pfizer, are gonadotropin-releasing hormone peptide agonists that have been approved for the treatment of prostate cancer, endometriosis, infertility, and central precocious puberty. These drugs may compete with any small molecule gonadotropin-releasing hormone antagonists we develop for these indications. Anti-obesity therapeutics currently available include Xenical® from Roche Laboratories and Meridia® from Abbott Laboratories. If one or more of these products or programs are successful, it may reduce or eliminate the market for our products.

     Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing and marketing experience; and

•	production facilities.

     Any of these competitive factors could harm our business, prospects, financial condition and results of operations, which could negatively affect our stock price.

Employees

     As of December 31, 2003, we had 345 employees, consisting of 316 full-time and 29 part-time employees. Of the full-time employees, approximately 115 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We face the risk that we may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on members of our Scientific Advisory Board and a significant number of consultants to assist us in formulating our research and development strategies.

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

Risks Relating to the Company

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

     In connection with the clinical trials of indiplon and our other product candidates, we face the risks that:

•	the product may not prove to be effective;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	we or the FDA may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected; and

•	patients may drop out of the trials.

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

     Pfizer has agreed to:

•	fund substantially all third-party costs related to future indiplon development, manufacturing and commercialization activities;

•	fund a 200-person Neurocrine sales force that will initially promote Zoloft® and, upon approval of the indiplon NDA, will co-promote indiplon in the Unites States;

•	be responsible for obtaining all regulatory approvals outside of the United States and regulatory approvals in the United States after approval of the first indiplon NDA; and

•	be responsible for sales and marketing of indiplon worldwide.

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

     We plan to file an NDA for indiplon in mid-2004. We face the risk that the FDA could force us to delay our filing, reject our NDA filing, find it incomplete or find it insufficient for marketing approval for indiplon, which may cause our business and reputation to be harmed and likely would cause our stock price to decrease. In addition, even if our indiplon NDA is approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

We have a history of losses and expect to incur substantial losses and negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

     Since our inception, we have incurred significant net losses, including net losses of $30.3 million and $94.5 million for the years ended December 31, 2003 and 2002, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $232.2 million and $201.9 million as of December 31, 2003 and 2002, respectively. We were not profitable for the year ended December 31, 2003, and we do not expect to be profitable in 2004. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	in-license or acquire new product development opportunities;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific and marketing personnel.

     We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses, in-licensing or acquisition opportunities, and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow. We may not be able to generate these revenues, and we may never achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock. Even if we become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

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

     We depend upon our corporate collaborators to provide adequate funding for a number of our programs. Under these arrangements, our corporate collaborators are responsible for:

•	selecting compounds for subsequent development as drug candidates;

•	conducting preclinical studies and clinical trials and obtaining required regulatory approvals for these drug candidates; and

•	manufacturing and commercializing any resulting drugs.

     Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaborations with Pfizer, GlaxoSmithKline, Wyeth and Eli Lilly and Company. Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:

•	fail to select a compound that we have discovered for subsequent development into marketable products;

•	fail to gain the requisite regulatory approvals of these products;

•	do not successfully commercialize products that we originate;

•	do not conduct their collaborative activities in a timely manner;

•	do not devote sufficient time and resources to our partnered programs or potential products;

•	terminate their alliances with us;

•	develop, either alone or with others, products that may compete with our products;

•	dispute our respective allocations of rights to any products or technology developed during our collaborations; or

•	merge with a third party that may wish to terminate the collaboration.

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

     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GlaxoSmithKline and the excitatory amino acid transporters we license from Oregon Health Sciences University and use in our collaboration with Wyeth. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine and melanocortin subtype 4 we license from the University of Michigan, will be important for future collaborations for our GnRH and melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

     All of our product candidates are in research or development and we do not expect any of our product candidates to be commercially available within a year, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals on a timely basis or at all;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical or fail to achieve market acceptance.

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

     Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the magnitude of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

     We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all, and any additional equity financings will be dilutive to our stockholders.

The price of our common stock is volatile.

     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $37 per share to approximately $60 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning our strategic alliance agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	developments in patent or other proprietary rights;

•	future sales of our common stock by existing stockholders;

•	comments by securities analysts;

•	general market conditions;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

     If any of the risks described in this “Risk Factors” section occurs, it could cause our stock price to fall dramatically and may expose us to class action securities lawsuits which, even if unsuccessful, would be costly to defend and a distraction to management.

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

     Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing and marketing experience; and

•	production facilities.

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

ITEM 2. PROPERTIES

     We currently lease approximately 110,000 square feet of laboratory and office space in San Diego, California, of which approximately 65% is laboratory space dedicated to research and development. The lease payments are approximately $350,000 per month through the third quarter of 2004. We are in the process of constructing our new headquarters in San Diego, California, which is expected to be completed in July 2004. Our former headquarters was sold in the fourth quarter of 2003, and are now leased-back until the construction of the new headquarters is complete. We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     The Salk Institute has notified us that it is Salk’s belief that we have not complied with certain milestone payments for our CRF antagonists under the 1993 license agreement between Salk and us. On June 27, 2003, Salk filed a demand for arbitration with the American Arbitration Association seeking information and additional milestone payments from us. We believe that we have complied with the terms of the license agreement and that no additional milestone payments are owed to Salk. We intend to vigorously defend our interests in this matter. We expect that the resolution of this matter will not have a material adverse effect on our business, financial condition or results of operations. However, due to the uncertainties inherent in these types of matters, no assurance can be given as to the outcome of these proceedings.

     Other than the above, we are not currently a party to any material legal proceedings, though we are currently participating in other litigation in the ordinary course of business.

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

	High	Low

Year Ended December 31, 2002
1st Quarter	$52.21	$32.15
2nd Quarter	43.88	23.25
3rd Quarter	42.65	24.04
4th Quarter	50.00	37.92
Year Ended December 31, 2003
1st Quarter	$48.53	$37.38
2nd Quarter	60.27	41.45
3rd Quarter	57.50	47.24
4th Quarter	56.14	44.61

     As of February 27, 2004, there were approximately 94 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

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

	2003	2002	2001	2000	1999(1)

		(in thousands, except for loss per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$96,699	$12,364	$16,880	$6,881	$12,662
Milestones and license fees	41,126	3,516	22,937	6,345	3,000
Grant income and other revenues	1,253	2,165	1,425	1,362	1,129

Total revenues	139,078	18,045	41,242	14,588	16,791
Operating expenses:
Research and development	177,271	108,939	74,267	40,227	29,169
General and administrative	20,594	12,721	10,857	9,962	7,476

Total operating expenses	197,865	121,660	85,124	50,189	36,645

Loss from operations	(58,787)	(103,615)	(43,882)	(35,601)	(19,854)
Other income and (expense):
Gain on sale of property	17,946	—	—	—	—
Interest income and expense, net	10,601	8,864	6,662	6,048	2,851
Other income and expense, net	142	215	430	1,047	1,066
Equity in NPI losses and other adjustments, net	—	—	—	—	(885)

Total other income	28,689	9,079	7,092	7,095	3,032

Loss before income taxes	(30,098)	(94,536)	(36,790)	(28,506)	(16,822)
Income taxes	158	—	120	302	—

Net loss	$(30,256)	$(94,536)	$(36,910)	$(28,808)	$(16,822)

Loss per common share:
Basic and diluted	$(0.93)	$(3.10)	$(1.42)	$(1.30)	$(0.88)
Shares used in calculation of loss per common share:
Basic and diluted	32,374	30,488	26,028	22,124	19,072
BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$453,168	$244,710	$319,982	$164,670	$91,098
Working capital	361,797	215,615	306,754	157,446	86,168
Total assets	554,955	266,539	346,350	185,962	109,222
Long-term debt	32,473	5,277	3,600	2,283	2,139
Accumulated deficit	(232,182)	(201,926)	(107,390)	(70,480)	(41,672)
Total stockholders’ equity	391,120	224,254	310,393	163,208	96,354

(1)	Sponsored research and development includes $491 in revenues from a related party for the year ended December 31, 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements pertaining to the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results of operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in this Annual Report on Form 10-K under the heading “Item 1. Business-Risk Factors.”

Overview

     We incorporated in California in 1992 and reincorporated in Delaware in 1996. We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues from product sales until 2005. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of December 31, 2003, we have incurred a cumulative deficit of $232.2 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense), facility lease, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

     Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and achievement of the milestone was not readily assured at the inception of the agreement. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Results of Operations for Years Ended December 31, 2003, 2002 and 2001

The following table summarizes our primary sources of revenue:

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Revenues under collaboration agreements:
Pfizer	$128,894	$—	$—
GlaxoSmithKline	7,779	7,600	19,230
Taisho	1,144	6,770	16,575
Wyeth	8	1,510	3,408
Other	—	—	604

Total revenue under collaboration agreements	137,825	15,880	39,817
Grant income and other revenue	1,253	2,165	1,425

Total revenues	$139,078	$18,045	$41,242

     Our revenues for the year ended December 31, 2003 were $139.1 million compared with $18.0 million in 2002. The $121.1 million increase in revenues from 2002 to 2003 resulted primarily from $90.9 million of sponsored development reimbursements and $38.0 million in amortized upfront fees under the Pfizer collaboration. Our revenues for the year ended December 31, 2002 were $18.0 million compared with $41.2 million in 2001. The $23.2 million decrease in revenues from 2001 to 2002 resulted primarily from $21.0 million of milestones achieved in 2001 under the Taisho and GSK collaborations.

     Research and development expenses increased to $177.3 million during 2003 compared with $108.9 million during 2002 and $74.3 million in 2001. Increased expenses over the three years primarily reflect advancement of our drug candidates through progressive clinical development phases and the higher costs associated with expanding development activities and increased enrollment in clinical trials. External development costs increased by $55.4 million from 2002 to 2003 and $32.0 million from 2001 to 2002 primarily related to the indiplon Phase III program. Additionally, personnel and laboratory costs related to the expansion of research and development activities have increased by $11.1 million from 2002 to 2003 and by $2.0 million form 2001 to 2002. We expect research and development expenses to decrease during 2004, primarily due to the completion of the Phase III indiplon development program during 2004. Research and development costs will increase in 2005 as clinical trials progress for other compounds in our pipeline.

     General and administrative expenses increased to $20.6 million during 2003 compared with $12.7 million during 2002 and $10.9 million during 2001. The increase in expenses from 2002 to 2003 resulted primarily from increased professional fees related to business development ($1.7 million) and the addition of administrative personnel ($4.8 million) needed to support expanding research and development activities and the implementation of our commercialization strategy. The increase in general and administrative expenses from 2001 to 2002 resulted primarily from increased marketing research and marketing related costs ($.3 million), increased recruiting and relocation costs for new employees ($.8 million), and increased insurance costs ($.6 million).

     Interest income increased to $11.1 million during 2003 compared with $9.3 million during 2002 and $7.0 million during 2001. The increase in 2003, compared with 2002 and 2001, resulted primarily from higher investment balances achieved through public offerings of our common stock offset by lower investment yields. In September 2003, we sold 3.75 million shares of our common stock in a public offering resulting in net proceeds of $187.4 million. In December 2001, we sold 4.0 million shares of our common stock in a public offering resulting in net proceeds of $175.6 million.

     During the fourth quarter of 2003, we sold our corporate headquarters to Pfizer. As a result of this transaction we recognized a one-time gain on the sale of the property of approximately $18.0 million.

     Our net loss for 2003 was $30.3 million, or $0.93 per share, compared with $94.5 million, or $3.10 per share, in 2002 and $36.9 million, or $1.42 per share, in 2001. The decrease in net loss from 2002 to 2003 resulted primarily from increased revenue under the Pfizer collaboration agreement, offset partially by increased external development costs, and the gain on the sale of our corporate headquarters. The increase in net loss from 2001 to 2002 resulted primarily from an increase in scientific personnel and expanded clinical development activities, related primarily to the indiplon program.

     We expect to incur a net loss in 2004 as our research, development, pre-clinical studies and clinical trial activities continue. We will continue to recognize revenue from the amortization of the Pfizer $100 million upfront license fee through the estimated commercialization date of indiplon. Additionally, we will continue to recognize revenue under our collaboration agreement with Pfizer as we incur external development costs for indiplon, net of $7.5 million that we will contribute to external indiplon development costs during 2004. We also expect to achieve certain milestones under our collaboration agreement with Pfizer upon filing of our NDA for indiplon. We will also recognize revenue in 2004 under our research collaboration agreement with GlaxoSmithKline. Additionally, in mid-2004 we will begin to build our 200 person sales force, with the routine costs of this sales force to be funded by Pfizer. Costs associated with research and development are expected to decrease in 2004 as the Phase III indiplon program ends, however this decrease will be partially offset by increased research and development costs on other products in our pipeline.

     Upon approval of indiplon by the FDA, expected in 2005, we will then begin to receive royalties from Pfizer based on sales of indiplon. We also expect to achieve milestones based on FDA approval of indiplon and the labeling received by indiplon. Additionally, Pfizer will continue to fund our sales force in 2005. Research and development costs will increase from 2004 levels as we progress compounds through our pipeline. Sales costs will increase as well during 2005 as we begin to market indiplon. However, we expect to cross over into profitability during 2005.

Liquidity and Capital Resources

     At December 31, 2003, our cash, cash equivalents, and short-term investments totaled $453.2 million compared with $244.7 million at December 31, 2002. This increase from December 31, 2002 to December 31, 2003 is primarily from the receipt of the initial license and collaboration payments from Pfizer totaling $100.0 million and the sale of 3.75 million shares of our common stock in a public offering which generated net cash proceeds of $187.4 million, offset by capital acquisitions and operating losses. At December 31, 2002, our cash, cash equivalents, and short-term investments totaled $244.7 million compared to $320.0 million at December 31, 2001. This decrease from December 31, 2001 to December 31, 2002 is a result of increased research and clinical development costs, primarily related to the indiplon Phase III program.

     Net cash provided by (used in) operating activities during fiscal year 2003 was $37.1 million compared with ($79.9) million in 2002 and ($21.9) million during 2001. The increase in cash provided by operations from 2002 to 2003 is a result of the receipt of the initial payment of $100.0 million under the collaboration agreement with Pfizer, and an increase in accrued liabilities related to accrued clinical trial costs, offset by an increase in accounts receivable from collaborators due to increased reimbursable external development costs. The increase in cash used in operations form 2001 to 2002 is a result of expanded research efforts and an increase in clinical development activities, primarily our indiplon program.

     Net cash used in investing activities during fiscal year 2003 was $186.6 million compared to $45.5 million during 2002 and $16.6 million in 2001. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Additionally, net cash used in investing activities includes construction in progress and land acquisition costs related to our new corporate headquarters totaling approximately $43.0 million, which was partially offset by the sale of our current headquarters for $40.0 million. Capital equipment purchases for 2003, 2002 and 2001 were $7.2 million, $5.3 million and $3.8 million, respectively, and were financed primarily through debt arrangements. Capital equipment purchases for 2004 also will be financed primarily through debt agreements and are expected to be approximately $11.3 million.

     During 2003, our subsidiary Science Park Center LLC sold our research and administrative facility and an undeveloped parcel of land adjacent to the facility for $40.0 million and recognized a gain on the sale of these properties of approximately $18.0 million. We have negotiated a leaseback provision, as part of the sale agreements to allow us to remain in our current location pending completion of the construction of our new facility.

     In May 2003, Science Park Center LLC entered into an agreement to acquire undeveloped real property in San Diego, California for approximately $17.0 million to construct a new corporate facility. We also placed a deposit of $3.5 million and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, which we purchased in January 2004. The letter of credit was secured by a $4.4 million cash deposit with the issuer. The letter of credit expired upon closing on the parcel of land in January 2004.

     Additional costs we expect to incur in connection with these two properties include design and construction costs as well as the purchase and installation of equipment and furnishings for these facilities. We estimate these costs at $45.0 million and expect to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. The construction loan agreement was completed in September 2003 for an amount up to $60.6 million and requires us to place a $17.5 million guaranty deposit with the lender for the term of the loan. The loan bears interest at the prime rate plus .75 percentage points and interest is payable monthly. Construction of the new facility commenced in June 2003 and is expected to be completed in July 2004.

     Net cash provided by financing activities during fiscal year 2003 was $211.1 million compared with $5.8 million in 2002 and $181.3 million during 2001. The increase in cash provided from financing activities from 2002 to 2003 resulted primarily from the issuance of 3.75 million shares of our common stock in September 2003 yielding net cash proceeds of $187.4 million. Cash proceeds from the issuance of common stock upon exercise of outstanding stock options and employee stock purchase plans increased by $5.9 million during 2003 compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock. Additionally during 2003, we obtained financing for $31.5 million of capital purchases, primarily under the construction loan discussed above, and paid off the outstanding debt related to our corporate headquarters of approximately $14.0 million. Net cash provided by financing activities during 2001 includes $175.6 million of net proceeds from offerings of our common stock.

     On February 26, 2004, we entered into several agreements with Wyeth and DOV pursuant to which, we will acquire Wyeth’s financial interest in indiplon for approximately $95 million, consisting of $50 million payable in cash and $45 million payable in our common stock. Wyeth’s financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. We subsequently licensed the indiplon technology from DOV in exchange for milestones (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth). The agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction will be recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales. The closing of this transaction is conditioned upon the approval of the Wyeth Board of Directors and termination of waiting periods under the Hart Scott Rodino Act. Both of these conditions have been met and the transaction is scheduled to close on March 15, 2004.

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

     The following table summarizes our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay up to $73.2 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Some of our clinical development agreements contain incentives for time-sensitive activities.

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years

			(in thousands)
Debt	$36,433	$3,960	$31,564	$909	$—
Operating lease	2,578	2,578	—	—	—
License & research agreements	765	765	—	—	—
Clinical development agreements	39,695	26,587	12,826	282	—

Total contractual obligations	$79,471	$33,890	$44,390	$1,191	$—

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

     We will require additional funding to continue our research and product development programs, to conduct pre-clinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Interest Rate Risk

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on December 31, 2003, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 “Elements of Financial Statements”, as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial instruments. This statement is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material impact on our results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 or FIN 46R to have a material impact upon our financial position, cash flows or results of operations.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2003. Such information is incorporated herein by reference.

     The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and to all of its other officers, directors, employees and agents. The code of ethics is available at the Corporate Governance section of the Investor Relations page on the Company’s website at www.neurocrine.com. The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics on the above website within five business days following the date of such amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be contained in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2003. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2003. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2003. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item will be contained in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2003. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

1.	List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2.	List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b)	Reports on Form 8-K.

     There were no current reports on Forms 8-K filed for the quarter ended December 31, 2003.

(c)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization dated May 1, 1998, between Northwest NeuroLogic, Inc., NBI Acquisition Corporation and the Registrant (6)

2.2	Form of Milestone Warrant pursuant to the Agreement and Plan of Reorganization dated May 1, 1998 (6)

3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Bylaws (1)

4.1	Form of Common Stock Certificate (1)

4.2	Form of warrant issued to existing warrant holders (1)

4.3	Information and Registration Rights Agreement dated September 15, 1992, as amended (1)

4.4*	Registration Rights Agreement dated May 28, 1998, between certain investors and the Registrant (6)

4.5	Amended and Restated Preferred Shares Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 11, 2002 (19)

4.6	Stock Purchase Agreement dated December 20 through 23, 1999, between Neurocrine Biosciences, Inc. and each of the Purchasers named therein (10)

10.1	Purchase and Sale Agreement and Escrow Instructions between MS Vickers II, LLC and the Registrant dated February 13, 1997 (3)

10.2	1992 Incentive Stock Plan, as amended (16)

10.3	1996 Employee Stock Purchase Plan, as amended (16)

10.4	1996 Director Stock Option Plan, as amended, and form of stock option agreement (1)

10.5	Form of Director and Officer Indemnification Agreement (1)

10.6	Employment Agreement dated March 1, 1997, between the Registrant and Gary A. Lyons, as amended May 24, 2000 (4) (11)

10.7	Employment Agreement dated March 1, 1997, between the Registrant and Paul W. Hawran, as

Exhibit
Number	Description

amended May 24, 2000 (4) (11)

10.8	Consulting Agreement dated September 25, 1992, between the Registrant and Wylie A. Vale, Ph.D. (1)

10.9	Consulting Agreement effective January 1, 1992, between the Registrant and Lawrence J. Steinman, MD (1)

10.10	License Agreement dated July 17, 1992, by and between The Salk Institute for Biological Studies and the Registrant (1)

10.11	License Agreement dated November 16, 1993, by and between The Salk Institute for Biological Studies and the Registrant (1)

10.12	License Agreement dated October 19, 1992, by and between the Board of Trustees of the Leland Stanford Junior University and the Registrant (1)

10.13	Agreement dated January 1, 1995, by and between the Registrant and Janssen Pharmaceutica, N.V. (1)

10.14*	Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)

10.15*	Lease between Science Park Center LLC and the Registrant dated July 31, 1997 (5)

10.16*	Option Agreement between Science Park Center LLC (Optionor) and the Registrant dated July 31, 1997 (Optionee) (5)

10.17*	Construction Loan Agreement Science Park Center LLC and the Registrant dated July 31, 1997 (5)

10.18	Secured Promissory Note Science Park Center LLC and the Registrant dated July 31, 1997 (5)

10.19*	Operating Agreement for Science Park Center LLC between Nexus Properties, Inc. and the Registrant dated July 31, 1997 (5)

10.20	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (1)

10.21*	Patent License Agreement dated May 7, 1998, between the US Public Health Service and the Registrant (6)

10.22*	Patent License Agreement dated April 28, 1998, between and among Ira Pastan, David Fitzgerald and the Registrant (6)

10.23*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (6)

10.24*	Warrant Agreement dated June 30, 1998, between DOV Pharmaceutical, Inc. and the Registrant (6)

10.25*	Warrant Agreement dated June 30, 1998, between Jeff Margolis and the Registrant (6)

10.26*	Warrant Agreement dated June 30, 1998, between Stephen Ross and the Registrant (6)

10.27*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Registrant (7)

10.28	Employment Agreement dated October 1, 1998, between the Registrant and Margaret Valeur-Jensen, as amended May 24, 2000 (7) (11)

10.29	Employment Agreement dated January 1, 1998, between the Registrant and Bruce Campbell, as amended May 24, 2000 (7) (11)

10.30*	Agreement by and among Dupont Pharmaceuticals Company, Janssen Pharmaceutica, N.V. and Neurocrine Biosciences, Inc. dated September 28, 1999 (9)

10.31*	Amendment Number One to the Agreement between Neurocrine Biosciences, Inc. and Janssen Pharmaceutica, N.V. dated September 24, 1999 (9)

10.32*	License Agreement between the Registrant and Taisho Pharmaceutical Co., Ltd. dated July 21, 2000 (11)

10.33*	Amendment No. 1 dated November 30, 2000 to the License Agreement between the Registrant and Taisho Pharmaceutical Co., Ltd. dated July 21, 2000 (13) (15)

10.34*	2001 Stock Option Plan (14)

10.35*	Collaboration and License Agreement between the Registrant and Glaxo Group Limited dated July 20, 2001(17)

10.36	Employment Agreement dated October 17, 2001, between the Registrant and Henry Pan, MD, PhD. (18)

Exhibit
Number	Description

10.37	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002 (22)

10.38*	License Agreement between the Registrant and Pfizer dated December 18, 2002 (20)

10.39*	Collaboration Agreement between the Registrant and Pfizer dated December 18, 2002 (20)

10.40*	Loan Agreement between the Registrant and Pfizer dated December 18, 2002 (20)

10.41*	Restructuring Agreement between the Registrant and Taisho Pharmaceutical Co., Ltd. dated September 30, 2002 (21)

10.42	Nonqualified Deferred Compensation Plan, as amended and restated February 22, 2000 (22)

10.43	Employment Agreement dated June 16, 2003 between the Registrant and Robert Little (24)

10.44	Agreement between the Registrant and Pardee Homes for Purchase and Sale of Real Property (24)

10.45	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes (24)

10.46	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes (24)

10.47	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes (24)

10.48	Agreement between the Registrant and Pfizer, Inc. for Purchase and Sale of Real Property (24)

10.49	Agreement between Science Park Center LLC and Pfizer for Purchase and Sale of Real Property (24)

10.50	Fourth Amendment to Operating Agreement for Science Park Center LLC (24)

10.51	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, dated August 5, 2003 (24)

10.52	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan (23)

10.53	Employment Agreement dated as of September 1, 2003 between the Registrant and Wendell Wierenga (25)

10.54	Construction Loan Agreement dated September 25, 2003 between San Diego National Bank and Science Park Center LLC (25)

10.55	Loan Guaranty dated September 25, 2003 made by Neurocrine Biosciences, Inc in favor of San Diego National Bank (25)

10.56	Lien Free Completion Guaranty dated September 25, 2003 made by Neurocrine Biosciences, Inc in favor of San Diego National Bank (25)

10.57	Promissory Note dated September 25, 2003 by Science Park Center, LLC in favor of San Diego National Bank (25)

10.58	Construction Agreement (25)

10.59	Tax Indemnity Agreement between the Registrant and Gary Lyons

10.60	Tax Indemnity Agreement between the Registrant and Paul W. Hawran

10.61	Tax Indemnity Agreement between the Registrant and Margaret Valeur-Jensen

10.62	Tax Indemnity Agreement between the Registrant and Kevin Gorman

10.63	Tax Indemnity Agreement between the Registrant and Paul Conlon

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________________________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997

(3)	Incorporated by reference to the Company’s amended Quarterly Report on Form 10-Q filed on August 15, 1997

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1997

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 1997

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998

(7)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 1999

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 12, 1999

(10)	Incorporated by reference to the Company’s Report on Form S-3 filed on January 20, 2000

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000

(12)	Incorporated by reference to the Company’s Report on Form S-8 filed on August 17, 2000

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 15, 2000

(14)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed March 15, 2001

(15)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2000 filed on March 30, 2001

(16)	Incorporated by reference to the Company’s Report on Form S-8 filed on July 16, 2001

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2002

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2002

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2002

(22)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 4, 2003

(23)	Incorporated by reference to the Company’s Registrations Statement on Form S-8 filed on June 6, 2003

(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2003

(25)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2003

*	Confidential treatment has been granted with respect to certain portions of the exhibit

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(d)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.
A Delaware Corporation

Date: March 12, 2004	By:	/s/ Gary A. Lyons

Gary A. Lyons
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary A. Lyons Gary A. Lyons	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Paul W. Hawran Paul W. Hawran	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	March 12, 2004

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	March 12, 2004

/s/ Richard F. Pops Richard F. Pops	Director	March 12, 2004

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	March 12, 2004

/s/ Lawrence Steinman Lawrence Steinman	Director	March 12, 2004

/s/ Wylie W. Vale Wylie W. Vale	Director	March 12, 2004

NEUROCRINE BIOSCIENCES, INC.
INDEX TO THE FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurocrine Biosciences, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California
January 23, 2004,
except for Note 11 as to which the date is
February 26, 2004

NEUROCRINE BIOSCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except for par value and share totals)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$105,854	$44,313
Short-term investments, available-for-sale	347,314	200,397
Receivables under collaborative agreements	13,659	247
Other current assets	4,982	3,137

Total current assets	471,809	248,094
Property and equipment, net	56,236	14,102
Deposits and restricted cash	25,539	500
Other non-current assets	1,371	3,843

Total assets	$554,955	$266,539

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,295	$1,959
Accrued liabilities	55,091	22,163
Deferred revenues	49,666	5,699
Current portion of long-term debt	3,960	2,658

Total current liabilities	110,012	32,479
Long-term debt	32,473	5,277
Deferred rent	—	2,645
Deferred revenues	18,241	833
Other liabilities	3,109	1,051

Total liabilities	163,835	42,285
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 35,311,893 in 2003 and 30,662,273 in 2002	35	31
Additional paid-in capital	622,526	424,084
Deferred compensation	(784)	(1,240)
Notes receivable from stockholders	(139)	(208)
Accumulated other comprehensive income	1,664	3,513
Accumulated deficit	(232,182)	(201,926)

Total stockholders’ equity	391,120	224,254

Total liabilities and stockholders’ equity	$554,955	$266,539

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Consolidated Statements of Operations
(in thousands, except loss per share data)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Sponsored research and development	$96,699	$12,364	$16,880
Milestones and license fees	41,126	3,516	22,937
Grant income and other revenues	1,253	2,165	1,425

Total revenues	139,078	18,045	41,242
Operating expenses:
Research and development	177,271	108,939	74,267
General and administrative	20,594	12,721	10,857

Total operating expenses	197,865	121,660	85,124

Loss from operations	(58,787)	(103,615)	(43,882)
Other income and (expenses):
Gain on sale of property	17,946	—	—
Interest income	11,117	9,349	6,978
Interest expense	(516)	(485)	(316)
Other income	142	215	430

Total other income	28,689	9,079	7,092

Loss before taxes	(30,098)	(94,536)	(36,790)
Income taxes	158	—	120

Net loss	$(30,256)	$(94,536)	$(36,910)

Loss per common share:
Basic and diluted	$(0.93)	$(3.10)	$(1.42)

Shares used in the calculation of loss per common share:
Basic and diluted	32,374	30,488	26,028

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

					Notes	Accumulated
	Common stock		Additional		receivable	other		Total
			paid-in	Deferred	from	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	compensation	stockholders	income (loss)	deficit	equity

BALANCE AT DECEMBER 31, 2000	25,314	25	233,565	(59)	(104)	261	(70,480)	163,208
Net loss	—	—	—	—	—	—	(36,910)	(36,910)
Unrealized loss on short-term investments	—	—	—	—	—	(330)	—	(330)

Comprehensive loss	—	—	—	—	—	—	—	(37,240)
Issuance of common stock from exercise of warrants	43	—	1,902	—	—	—	—	1,902
Issuance of common stock for notes	7	—	277	—	(277)	—	—	—
Issuance of common stock from option exercises	781	1	2,436	—	—	—	—	2,437
Issuance of common stock pursuant to the Employee Stock Purchase Plan	178	—	3,382	—	—	—	—	3,382
Issuance of common stock, net of offering costs	4,025	4	175,558	—	—	—	—	175,562
Amortization of deferred compensation, net	—	—	2,898	(1,756)	—	—	—	1,142

BALANCE AT DECEMBER 31, 2001	30,348	30	420,018	(1,815)	(381)	(69)	(107,390)	310,393
Net loss	—	—	—	—	—	—	(94,536)	(94,536)
Unrealized gain on short-term investments	—	—	—	—	—	3,582	—	3,582

Comprehensive loss	—	—	—	—	—	—	—	(90,954)
Issuance of common stock for option exercises	264	1	2,195	—	—	—	—	2,196
Issuance of common stock pursuant to the Employee Stock Purchase Plan	50	—	1,175	—	—	—	—	1,175
Reversal of offering expenses	—	—	88	—	—	—	—	88
Amortization of deferred compensation, net	—	—	447	575	—	—	—	1,022
Issuance of warrants	—	—	161	—	—	—	—	161
Stockholder note repayment	—	—	—	—	104	—	—	104
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2002	30,662	31	424,084	(1,240)	(208)	3,513	(201,926)	224,254
Net loss	—	—	—	—	—	—	(30,256)	(30,256)
Unrealized loss on short-term investments	—	—	—	—	—	(1,849)	—	(1,849)

Comprehensive loss	—	—	—	—	—	—	—	(32,105)
Issuance of common stock for option exercises	820	1	7,486	—	—	—	—	7,487
Issuance of common stock pursuant to the Employee Stock Purchase Plan	55	—	1,725	—	—	—	—	1,725
Issuance of common stock, net of offering costs	3,750	3	187,398	—	—	—	—	187,401
Amortization of deferred compensation, net	—	—	387	456	—	—	—	843
Science Park Center LLC consolidation	—	—	600	—	—	—	—	600
Common shares issued as a stock bonus	13	—	653	—	—	—	—	653
Issuance of warrants	—	—	193	—	—	—	—	193
Issuance of common stock for exercise of warrants	12	—	—	—	—	—	—	—
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2003	35,312	$35	$622,526	$(784)	$(139)	$1,664	$(232,182)	$391,120

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,

	2003	2002	2001

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(30,256)	$(94,536)	$(36,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,692	3,098	2,651
(Gain) loss on sale/abandonment of assets	(17,946)	5	198
Deferred revenues	61,375	(3,267)	5,737
Deferred expenses	1,380	577	597
Loan forgiveness on notes receivable	134	69	—
Non-cash compensation expense	1,689	1,183	4,024
Change in operating assets and liabilities:
Accounts receivable and other current assets	(15,207)	8,149	(3,798)
Other non-current assets	81	(1,913)	(322)
Accounts payable and accrued liabilities	32,186	6,770	5,967

Net cash provided by (used in) operating activities	37,128	(79,865)	(21,856)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(448,294)	(401,589)	(175,886)
Sales/maturities of short-term investments	300,490	360,868	163,054
Deposits and restricted cash	(25,039)	500	—
Proceeds from sale of property and building, net	36,636	—	—
Purchases of property and equipment, net	(50,439)	(5,300)	(3,805)

Net cash used in investing activities	(186,646)	(45,521)	(16,637)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	196,613	3,459	179,486
Proceeds received from debt	31,524	4,561	3,483
Principal payments on debt	(17,078)	(2,313)	(1,666)
Payments received on notes receivable from stockholders	—	104	—

Net cash provided by financing activities	211,059	5,811	181,303

Net increase (decrease) in cash and cash equivalents	61,541	(119,575)	142,810
Cash and cash equivalents at beginning of the year	44,313	163,888	21,078

Cash and cash equivalents at end of the year	$105,854	$44,313	$163,888

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid	$566	$410	$312
Taxes paid	$158	$—	$120

See accompanying notes.

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) incorporated in California in 1992 and reincorporated in Delaware in 1996. We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders.

     In May 1997, the Company along with two unrelated parties formed Science Park Center LLC (Science Park) in order to construct an office and laboratory facility which was subsequently leased by the Company. Science Park is a California limited liability company, of which the Company, prior to April 2003, owned only a nominal minority interest. The Company became the majority owner of Science Park effective April 1, 2003, and accordingly the Company now consolidates Science Park in the Company’s financial statements. The net effect of the transaction on the Company’s consolidated financial statements was to increase property and equipment and long-term debt on the Company’s consolidated balance sheet by approximately $14.0 million each at June 30, 2003. In August 2003, the Company repaid the outstanding long-term debt of approximately $14.0 million through a cash payment.

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

     Collaboration Agreements. During the years ended December 31, 2003, 2002 and 2001, the Company’s collaborative research and development agreements accounted for 99%, 88% and 97%, respectively, of total revenue.

     Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

     Other Non-Current Assets. Includes notes receivable from employees of $1.0 million and $1.1 million as of December 31, 2003 and 2002, respectively.

     Licensed Technology and Patent Application Costs. Licensed technology consists of worldwide licenses to patents related to the Company’s platform technology, which are capitalized at cost and amortized over periods of 7

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

to 11 years. These costs are regularly reviewed to determine that they include costs for patent applications the Company is pursuing. Costs related to applications that are not being actively pursued are generally written-off. All costs were fully amortized as of December 31, 2002.

     Impairment of Long-Lived Assets. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Ling-Lived Assets” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2003.

     Fair Value of Financial Instruments. Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

     Industry Segment and Geographic Information. The Company operates in a single industry segment – the discovery and development of therapeutics for the treatment of neurologic and endocrine diseases and disorders. The Company had no foreign operations for the years ended December 31, 2003, 2002 and 2001.

     Revenue Recognition. Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and achievement of the milestones was not readily assured at the inception of the agreement. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

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

     Stock-Based Compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based employee compensation. Deferred

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

compensation is recorded for employee options only in the event that the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. The deferred compensation is amortized over the vesting period of the options. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	2003	2002	2001

Net loss as reported	$(30,256)	$(94,536)	$(36,910)
Loss per share (basic and diluted)	(0.93)	(3.10)	(1.42)
Pro forma net loss	$(53,323)	$(109,358)	$(44,188)
Pro forma loss per share (basic and diluted)	(1.65)	(3.59)	(1.70)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.3%, 2.8% and 4.4%; a dividend yield of 0.0% (for all years); volatility factors of the expected market price of the Company’s common stock of .40, .78 and .80; and a weighted average expected life of the option of 5 years (for all years presented). The pro forma effect on net losses for 2003, 2002 and 2001 is not likely to be representative of the effects on reported income or loss in future years because these amounts reflect less than full vesting for options granted during these periods.

     Compensation charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation for options granted to non-employees is periodically measured as the underlying options vest. For the years ended December 31, 2003, 2002 and 2001 deferred compensation expense relating to non-employee stock options was $384,000, $610,000, and $1.1 million, respectively

     Earnings (Loss) Per Share. The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options and warrants for common stock. Potentially dilutive securities totaled 2.0 million, 2.1 million and 2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

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

     Impact of Recently Issued Accounting Standards. In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement clarifies the definition of a liability, as currently defined under FASB Concepts Statement No. 6 “Elements of Financial Statements”, as well as other items. The statement requires that financial instruments that embody an obligation of an issuer be classified as a liability. Furthermore, the standard provides guidance for the initial and subsequent measurement as well as disclosure requirements of these financial

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

instruments. This statement is effective for financial instruments entered into after May 31, 2003. The adoption of this statement has not had a material impact on the results of operations or financial condition of the Company.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. We do not expect the adoption of FIN 46 or FIN 46R to have a material impact upon our financial position, cash flows or results of operations.

NOTE 2. SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments totaled $453.2 million and $244.7 million as of December 31, 2003 and 2002, respectively. The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2003
U.S. Government securities	$82,264	$71	$(138)	$82,197
Corporate debt securities	129,620	1,898	(205)	131,313
Short-term municipals	83,900	—	—	83,900
Other debt securities	46,848	55	(101)	46,802

Total debt securities	342,632	2,024	(444)	344,212
Other investments	3,018	84	—	3,102

Total investments	$345,650	$2,108	$(444)	$347,314

December 31, 2002
U.S. Government securities	$82,688	$141	$(33)	$82,796
Corporate debt securities	103,861	2,293	(23)	106,131
Other debt securities	10,335	39	(1)	10,373

Total debt securities	196,884	2,473	(57)	199,300
Other investments	—	1,097	—	1,097

Total investments	$196,884	$3,570	$(57)	$200,397

     All gross unrealized losses as of December 31, 2003 have been in an unrealized loss position for less than twelve months. Other investments at December 31, 2003 primarily consists of mutual fund investments.

     The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2003 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 12 months or less	$146,104	$146,259
Due between 12 months and 36 months	196,528	197,953

	$342,632	$344,212

     The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Years Ended December 31,

	2003	2002	2001

Proceeds from sales	$300,490	$360,868	$163,054
Gross realized gains on sales	$725	$869	$583
Gross realized losses on sales	$(121)	$(25)	$(870)

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Land	$17,387	$4,290
Furniture and fixtures	1,860	1,761
Equipment	24,199	17,249
Leasehold improvements	1,386	1,386
Construction in progress	25,640	160

	70,472	24,846
Less accumulated depreciation	(14,236)	(10,744)

Property and equipment, net	$56,236	$14,102

     For the years ended December 31, 2003, 2002 and 2001, depreciation expense was $3.7 million, $3.1 million and $2.7 million, respectively.

     The Company currently has approximately 110,000 square feet of space in San Diego, California, of which approximately 65% is laboratory space dedicated to research and development. Our former headquarters was sold in the fourth quarter of 2003 for $40 million. The former headquarters is being leased-back until the construction of the new headquarters is complete, which is expected in mid-2004. In accordance with SFAS No. 98 “Accounting for Leases: Sales-Leaseback Transactions Involving Real Estate,” the Company recognized a financial statement gain on the sale of the property in 2003 of approximately $18.0 million.

     In May 2003, the Company acquired undeveloped real property in San Diego, California for approximately $17.0 million to construct a new corporate facility. The Company has also placed a deposit of $3.5 million, which amount is included in restricted cash and other non-current assets on the Company’s consolidated balance sheet, and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, which was purchased in January 2004. At December 31, 2003, the letter of credit was secured by a $4.4 million cash deposit with the issuer, which amount is included in restricted cash and other non-current assets.

     The Company has structured the sale of the existing campus and the acquisition and construction of the new campus to qualify as “like-kind” exchanges within the meaning of Internal Revenue Code Section 1031.

     Additional costs the Company expects to incur in connection with these two properties include design and construction costs as well as the purchase and installation of equipment and furnishings for these facilities. The Company estimates these costs at $45 million and expects to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. Construction of the new facility commenced in June 2003 and is expected to be completed in July 2004. Capitalized construction costs totaled $25.6 million at December 31, 2003.

     The Company has secured a construction loan from a commercial bank for up to $60.6 million to finance the construction of the new facility. The loan requires a guaranty deposit of $17.5 million, which amount is included in restricted cash and other non-current assets, to be maintained at the bank for the duration of the loan. The loan bears interest at the prime rate plus .75 percentage points, and interest is payable monthly. In accordance with SFAS No. 34, applicable interest cost will be capitalized during the construction period. As of December 31, 2003, the Company has recorded $659,000 of capitalized interest.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2003 and 2002 consist of the following (in thousands):

	2003	2002

Accrued employee benefits	$4,727	$2,406
Accrued development costs	43,901	18,499
Accrued construction in progress	4,580	—
Other accrued liabilities	1,883	1,258

	$55,091	$22,163

NOTE 5. COMMITMENTS AND CONTINGENCIES

     Debt. The Company has entered into equipment financing arrangements with lenders to finance equipment purchases, which expire on various dates through the year 2007 and bear interest at rates between 6.0% and 9.6%. The debt obligations are repayable in monthly installments. Additionally, the Company has secured a construction loan from a commercial bank for up to $60.6 million to finance the construction of the new facility, as mentioned above.

     Operating Leases. Rent expense was $2.6 million, $1.6 million and $1.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Sublease income was $77,000, $190,000 and $698,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Licensing and Research Agreements. The Company has entered into licensing agreements with various universities and research organizations, which are cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. Due to the uncertainty of the pharmaceutical development process, the Company continually reassesses the value of the license agreements and cancels them as research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $73.2 million over the lives of these agreements, in addition to sales royalties ranging from 1% – 7%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

     Related Party Transactions. The Company has entered into agreements with a vendor to provide research support. An officer of this vendor also serves as a Director of the Company. During 2003, the Company paid approximately $800,000 to the vendor for these research support services. Several of the Company’s officers have entered into agreements for estate tax planning. All of these officers have agreed to indemnify the Company for any payroll withholding taxes and related costs and expenses that may result from these estate tax planning initiatives.

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

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

     Repayment schedules for commitments and contractual obligations at December 31, 2003 are as follows (in thousands):

			Licenses &
		Operating	Research	Development
Fiscal Year:	Debt	Leases	Agreements	Agreements

2004	$3,960	$2,578	$765	$26,587
2005	29,347	—	—	9,978
2006	2,217	—	—	2,848
2007	909	—	—	146
2008	—	—	—	136
Thereafter	—	—	—	—

Total minimum payments	$36,433	$2,578	$765	$39,695

NOTE 6. STOCKHOLDERS’ EQUITY

     Common Stock Issuances. From inception through 2003, the Company has issued common stock in various private and public offerings, as well as to corporate collaborators, at prices between $5.00 and $53.00 per share resulting in aggregate net proceeds of approximately $571.5 million. This total includes a September 2003 public offering, in which the Company sold 3.75 million shares of its common stock at $53.00 per share. The net proceeds generated from this transaction were $187.4 million.

     Options. The Company has authorized 10.3 million shares of common stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Stock Option Plan, and 2003 Stock Option Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under the Option Plans have terms of up to 10 years from the date of grant. Options under the 1992 Incentive Stock Plan, the Northwest Neurologic, Inc. Restated 1997 Incentive Stock Plan, and the 2003 Stock Option Plan may be designated as incentive stock options or nonstatutory stock options. Options under the 2001 Stock Option Plan are nonstatutory stock options. Of the shares available for future issuance under the Option Plans, 5.2 million are outstanding grants and 218,000 remain available for future grant.

     A summary of the Company’s stock option activity and related information for the years ended December 31 follows (in thousands, except for weighted average exercise price data):

	2003		2002		2001

		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	(in thousands)	Exercise Price	(in thousands)	Exercise Price	(in thousands)	Exercise Price

Outstanding at January 1	4,875	$24.23	3,883	$18.59	3,911	$12.75
Granted	1,298	47.97	1,375	37.54	980	31.17
Exercised	(837)	9.13	(268)	8.90	(850)	6.14
Canceled	(116)	37.90	(115)	28.70	(158)	19.09

Outstanding at December 31	5,220	$32.25	4,875	$24.23	3,883	$18.59

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

     A summary of options outstanding as of December 31, 2003 follows (in thousands, except for weighted average remaining contractual life and weighted average exercise price data):

Options Outstanding				Options Exercisable

		Weighted
		Average
	Outstanding	Remaining	Weighted	Exercisable	Weighted
Range of	as of	Contractual	Average	As of	Average
Exercise Prices	12/31/03	Life	Exercise Price	12/31/03	Exercise Price

$ 0.02 to $11.53	945	4.4	$6.25	930	$6.25
$11.54 to $34.58	1,301	6.9	27.62	927	27.67
$34.59 to $40.35	1,470	7.8	36.75	698	36.84
$40.36 to $57.64	1,504	9.2	48.20	209	46.25

$ 0.02 to $57.64	5,220	7.3	$32.25	2,764	$24.18

     The weighted average fair values (computed using Black-Scholes) of the options granted during 2003, 2002 and 2001 were $25.16, $24.51 and $20.54, respectively.

     Employee Stock Purchase Plan. The Company has reserved 625,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of common stock on the enrollment date or on the date on which the shares are purchased. As of December 31, 2003, 475,000 shares have been issued pursuant to the Purchase Plan.

     Warrants. The Company has outstanding warrants to purchase 376,021 shares of common stock at the following exercise prices. At December 31, 2003, all outstanding warrants were exercisable. In 2003, the Company issued 10,000 warrants with for services related to business development. The warrants were valued using Black-Scholes and had a fair value of $19.26 each.

	Warrants Outstanding
Exercise Prices	at December 31, 2003	Expiration

$10.50	301,234	03/2006
$41.23	60,000	11/2006
$43.65	10,000	04/2005
$52.05	4,787	12/2012

	376,021

     The following shares of common stock are reserved for future issuance at December 31, 2003 (in thousands):

Stock option plans	5,438
Employee stock purchase plan	150
Warrants	376

Total	5,964

NOTE 7. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Pfizer. In December 2002, the Company entered into an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and Neurocrine will collaborate in the completion of the indiplon Phase III clinical program. During 2003, the Company was responsible for $22.5 million in external development costs , and all other external collaboration costs were borne by Pfizer. During 2004, the Company will be responsible for $7.5 million in development costs, and all other external collaboration costs will be borne by Pfizer. Following the filing of a New Drug Application (NDA) with the Food and Drug Administration regarding indiplon, Pfizer will support the creation of a 200 person Neurocrine sales force. The Company’s sales force will detail Pfizer’s antidepressant drug Zoloft® to psychiatrists in the United States. Upon approval of the indiplon NDA, our sales force will also co-promote indiplon to psychiatrists and sleep specialists in the United States. During the first quarter of 2003, the Company received an upfront payment of $100 million and will also be eligible to receive up to $300 million in

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

additional pre-commercialization milestone payments as indiplon moves to commercialization. Further, upon commercialization of indiplon, the Company will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of Zoloft® and indiplon in the United States. In addition, Pfizer has committed to loan the Company up to $175 million, at commercial terms, pursuant to a secured short-term credit facility, subject to prior U.S. launch of indiplon and various other conditions. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to Neurocrine. In such event, the Company would be entitled to certain payments for ongoing clinical development and related activities and all indiplon product rights would revert to Neurocrine. The Company has obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical, Inc. (DOV) and is responsible for specified milestone payments and royalties on net sales to DOV under the license agreement. For the year ended December 31, 2003, the Company recognized revenue of $128.9 million, which is primarily from the reimbursement of clinical development expenses under the Pfizer agreement. At December 31, 2003, the Company had $62.0 million of deferred upfront fees that will be amortized over the time period until commercialization of the Company’s indiplon product.

     GlaxoSmithKline. In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK will conduct a collaborative research program for up to five years and collaborate in the development of Neurocrine’s current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For the year ended December 31, 2003, the Company recognized $7.8 million in revenue under the GSK agreement. At December 31, 2003, the Company had $833,000 of deferred license fees that will be amortized over the remaining life of the agreement. In addition, at December 31, 2003, the Company had $3.1 million of deferred sponsored research that will be amortized over the remaining sponsored research period.

     Taisho Pharmaceutical Co., Ltd. In December 1999, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (Taisho), providing to Taisho an exclusive option to obtain European, Asian and North American development and commercialization rights for Neurocrine’s altered peptide ligand product for Type 1 diabetes in exchange for a $2.0 million option fee. On March 31, 2003, the Company reacquired the worldwide rights to our diabetes drug candidate. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $1.1 million, $6.8 million and $16.6 million, respectively, in revenue under the Taisho agreement.

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

     For the years ended December 31, 2003, 2002 and 2001, the Company recognized $8,000, $1.5 million and $3.4 million, respectively, in revenues under the Wyeth agreement.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

     In March 2002, Janssen notified the Company that it had discontinued development of the backup compound and elected to terminate both the 1995 and 1999 agreements. As a result, exclusive rights to all of the first generation CRF R1 antagonist compounds developed thereunder reverted to Neurocrine. We do not expect additional payments of any kind under the Janssen agreement. For the year ended December 31, 2001, the Company recognized $525,000 in revenues under terms of the Janssen agreements.

NOTE 8. INCOME TAXES

     At December 31, 2003, the Company had Federal and California income tax net operating loss carry-forwards of approximately $166.3 million and $47.4 million, respectively. The Federal and California tax loss carry-forwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry-forwards of $16.9 million and $9.5 million, respectively. The Federal research and development credit carryforwards will begin to expire in 2007 unless previously utilized. The California research and development credit carryforwards will begin to expire in 2007 unless previously utilized. The Company also has Federal Alternative Minimum Tax credit carry-forwards of approximately $341,000, which will carry-forward indefinitely.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and credit carry-forwards may be limited because of cumulative changes in ownership of more than 50%. However, the Company does not believe such changes will have a material impact upon the utilization of these carry-forwards.

     Significant components of the Company’s deferred tax assets as of December 31, 2003 and 2002 relate primarily to its net operating loss and tax credit carryforwards. A valuation allowance of $112.7 million and $91.1 million at December 31, 2003 and 2002, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	2003	2002

Deferred tax assets:
Net operating loss carry-forwards	$60,953	$65,400
Tax credit carry-forwards	23,487	18,688
Capitalized research and development	7,314	4,014
Deferred revenue	27,669	—
Other, net	(6,717)	3,036

Total deferred tax assets	112,706	91,138
Valuation allowance	(112,706)	(91,138)

Net deferred tax assets	$—	$—

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

     The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2003, 2002 and 2001, due to the following:

	2003	2002	2001

Federal income taxes at 34%	$(10,537)	$(32,142)	$(12,582)
State income tax, net of Federal benefit	(1,730)	(5,295)	(1,736)
Tax effect on non-deductible expenses	(5,470)	(7,981)	(4,202)
Increase in valuation allowance	17,895	45,418	18,520

	$158	$—	$—

     The provision for income taxes for the year ended December 31, 2003 consists of $150,000 current federal taxes and $8,000 current state taxes.

NOTE 9. RETIREMENT PLAN

     The Company has a 401(k) defined contribution savings plan (the “401(k) Plan”). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. On January 1, 2001, the Company began matching 50% of employee contributions up to 6% of eligible compensation, with cliff vesting over four years. Employer contributions were $576,000, $432,000 and $359,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 (unaudited, in thousands, except for earnings (loss) per share data):

	Quarters Ended
					Year End
	Mar 31	Jun 30	Sep 30	Dec 31	Dec 31

Fiscal Year End 2003
Revenues	$37,716	$44,968	$29,259	$27,135	$139,078
Operating expenses	53,068	57,458	42,833	44,506	197,865
Net (loss) income	(13,390)	(10,225)	(9,834)	3,193	(30,256)
Net (loss) income per share:
Basic and diluted	$(0.43)	$(0.33)	$(0.31)	$0.09	$(0.93)
Shares used in the calculation of net (loss) income per share:
Basic	30,789	31,334	32,053	35,273	32,374
Diluted	30,789	31,334	32,053	37,459	32,374

	Quarters Ended
					Year End
	Mar 31	Jun 30	Sep 30	Dec 31	Dec 31

Fiscal Year End 2002
Revenues	$4,957	$4,227	$4,983	$3,878	$18,045
Operating expenses	22,778	26,247	27,484	45,151	121,660
Net loss	(15,764)	(19,751)	(20,234)	(38,787)	(94,536)
Net loss per share:
Basic and diluted	$(0.52)	$(0.65)	$(0.66)	$(1.27)	$(3.10)
Shares used in the calculation of net loss per share:
Basic and diluted	30,384	30,433	30,522	30,611	30,488

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

NOTE 11. SUBSEQUENT EVENT

     On February 26, 2004, the Company entered into several agreements with Wyeth and DOV pursuant to which the Company will acquire Wyeth’s financial interest in indiplon for approximately $95 million, consisting of $50 million payable in cash and $45 million payable in the Company’s common stock based on a 15 day average stock price prior to the date of the agreement. Wyeth’s financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. The Company subsequently licensed the indiplon technology from DOV in exchange for milestones (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth). The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases the Company’s overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction will be recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales. The closing of this transaction is conditioned upon the approval of the Wyeth Board of Directors and termination of waiting periods under the Hart Scott Rodino Act. Both of these conditions have been met and the transaction is scheduled to close on March 15, 2004.