Form 10-Q
period 2004-03-31
NEUROCRINE BIOSCIENCES INC
filed 2004-05-10
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_____________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,346,021 as of April 28, 2004.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,009	$105,854
Short-term investments, available-for-sale	333,724	347,314
Receivables under collaborative agreements	4,563	13,659
Other current assets	5,354	4,982

Total current assets	381,650	471,809
Property and equipment, net	79,044	56,236
Deposits and restricted cash	17,551	25,539
Prepaid royalties	95,000	—
Other non-current assets	4,024	1,371

Total assets	$577,269	$554,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,910	$1,295
Accrued liabilities	42,676	55,091
Deferred revenues	47,916	49,666
Current portion of long-term debt	4,034	3,960

Total current liabilities	97,536	110,012
Long-term debt	43,096	32,473
Deferred revenues	7,296	18,241
Other liabilities	3,936	3,109

Total liabilities	151,864	163,835
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,318,495 as of March 31, 2004 and 35,311,893 as of December 31, 2003	36	35
Additional paid-in capital	668,713	622,526
Deferred compensation	(667)	(784)
Notes receivable from stockholders	(139)	(139)
Accumulated other comprehensive income	2,024	1,664
Accumulated deficit	(244,562)	(232,182)

Total stockholders’ equity	425,405	391,120

Total liabilities and stockholders’ equity	$577,269	$554,955

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
Revenues:
Sponsored research and development	$5,369	$30,725
License fees	11,319	6,667
Grant income	253	324

Total revenues	16,941	37,716
Operating expenses:
Research and development	26,388	48,324
General and administrative	5,283	4,744

Total operating expenses	31,671	53,068

Loss from operations	(14,730)	(15,352)
Other income and (expenses):
Interest income	2,353	2,201
Interest expense	—	(136)
Other income, net	—	48

Total other income	2,353	2,113

Loss before income tax expense	(12,377)	(13,239)
Income tax expense	3	151

Net loss	$(12,380)	$(13,390)

Net loss per common share:
Basic and diluted	$(0.35)	$(0.43)

Shares used in the calculation of net loss per common share:
Basic and diluted	35,527	30,789

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(12,380)	$(13,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,243	866
Deferred revenues	(12,695)	91,958
Deferred expenses	164	578
Non-cash compensation expenses	132	271
Change in operating assets and liabilities:
Accounts receivable and other current assets	8,724	(30,186)
Other non-current assets	300	78
Accounts payable and accrued liabilities	(11,406)	12,643

Net cash (used in) provided by operating activities	(25,918)	62,818
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(289,438)	(112,680)
Sales/maturities of short-term investments	301,100	73,280
Purchase of royalty stream	(50,000)	—
Deposit	7,988	(2,500)
Purchases of property and equipment	(24,051)	(1,234)

Net cash used in investing activities	(54,401)	(43,134)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	1,777	4,047
Proceeds from debt financing	11,701	1,013
Principal payments on long-term obligations	(1,004)	(646)

Net cash provided by financing activities	12,474	4,414

Net (decrease) increase in cash and cash equivalents	(67,845)	24,098
Cash and cash equivalents at beginning of the period	105,854	44,313

Cash and cash equivalents at end of the period	$38,009	$68,411

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed with the SEC.

          In May 2003, Neurocrine Biosciences, Inc. (Neurocrine) increased its ownership interest in Science Park Center, LLC (Science Park) from 1% to 50.5% effective April 1, 2003. Accordingly, the financial statements of Science Park are included in the March 31, 2004 and December 31, 2003 condensed consolidated balance sheets, and the condensed consolidated statement of operations for the three months ended March 31, 2004.

          These financial statements should be reads in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contained herein and the audited financial statements and notes thereto for the year ended December 31, 2003 included in our Annual Report on Form 10-K filed with the SEC.

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

          The Company has determined pro forma net loss and related per share information as if the fair value method described in SFAS No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three months ended March 31, 2004 and 2003 (in thousands, except for loss per share data):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(12,380)	$(13,390)
Stock option expense	(6,641)	(4,919)

Pro forma net loss	$(19,021)	$(18,309)

Loss per share as reported (basic and diluted)	$(0.35)	$(0.43)
Pro forma loss per share (basic and diluted)	$(0.54)	$(0.59)

2.	USE OF ESTIMATES

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

          In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through March 31, 2004.

5.	LOSS PER COMMON SHARE

          The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 2.4 million and 1.9 million for the period ended March 31, 2004 and 2003, respectively.

6.	COMPREHENSIVE LOSS

          Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended March 31, 2004 and 2003, comprehensive loss was $12.0 million and $13.4 million, respectively.

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

          Research and development (R&D) expenses are recognized as incurred and include related salaries, contractor fees, facilities costs, administrative expenses and allocations of certain other costs. All such costs are charged to R&D expenses as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, the Company funds R&D, conducted on our behalf, at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trials expense based on work performed. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions to accruals are charged to expense in the period in which the facts that give rise to the revision become known.

9.	REAL ESTATE TRANSACTIONS

          During 2003, the Company acquired undeveloped real property in San Diego, California for approximately $17.0 million to construct a new corporate facility. Also during 2003, the Company sold its current headquarters and an adjacent undeveloped parcel of land for approximately $40.0 million. This sale of the current headquarters includes a leaseback provision to allow for the completion of the construction of a new facility.

          The Company is currently constructing a new facility, which it expects to complete during the third quarter of 2004. The Company estimates the construction costs for this facility at approximately $45.0 million and expects to finance these costs through the net proceeds of the sale of the existing facility, a construction loan and a subsequent permanent financing. Capitalized construction costs totaled $40.2 million at March 31, 2004.

          The Company has secured a construction loan from a commercial bank for up to $60.6 million to finance the construction of the new facility. The loan requires a guaranty deposit of $17.5 million, which amount is included in deposits and restricted cash, to be maintained at the bank for the duration of the loan. The loan bears interest at the prime rate plus .75 percentage points, and interest is payable monthly. In accordance with SFAS No. 34, applicable interest cost will be capitalized during the construction period. As of March 31, 2004, $37.0 million was outstanding under the construction loan.

          During the first quarter of 2004, the Company acquired a parcel of land adjacent to the new headquarters site for approximately $7.7 million to allow for future expansion.

10.	PREPAID ROYALTIES

          During the first quarter of 2004, the Company entered into several agreements with Wyeth and DOV pursuant to which we acquired Wyeth’s financial interest in indiplon (the Company’s lead clinical candidate for the treatment of insomnia) for $95.0 million, consisting of $50.0 million in cash and $45.0 million in Neurocrine Biosciences, Inc. common stock based on a 15 day average stock price prior to the date of the agreement. Wyeth’s financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. The Company subsequently licensed the indiplon technology from DOV in exchange for milestones (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth). The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases the Company’s overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction has been recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales.

11.	NEW ACCOUNTING PRONOUNCEMENTS

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The Company does not expect the adoption of FIN 46 or FIN 46R to have a material impact upon our financial position, cash flows or results of operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2003 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

          We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues until the Food and Drug Administration approves a drug candidate. Our lead drug candidate (indiplon) is in phase III clinical trials. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to significant increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of March 31, 2004, we have incurred a cumulative deficit of $244.6 million and expect to incur operating losses in future periods.

CRITICAL ACCOUNTING POLICIES

          Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (which affect research and development expense), facility lease, investments and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

          Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and achievement of the milestone was not readily assured at the inception of the agreement. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred.

          Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total hours and costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following table summarizes our primary sources of revenue:

	Quarter Ended March 31
	2004	2003
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$14,898	$34,412
GlaxoSmithKline	1,790	1,828
Taisho	—	1,144
Wyeth	—	8

Total revenue under collaboration agreements	16,688	37,392
Grant income	253	324

Total revenues	$16,941	$37,716

          Revenues were $16.9 million for the first quarter 2004 compared with $37.7 million for the respective period last year. The decrease in revenues for the three months ended March 31, 2004, compared with the respective period in 2003, is primarily from revenues recognized under our collaboration agreement with Pfizer, Inc (Pfizer). During the first quarter of 2004 we recognized $14.9 million in revenue from Pfizer, of which $4.0 million was in the form of sponsored development funding and $10.9 million resulted from amortization of up-front license fees. During the first quarter of 2003, we recognized $29.3 million from Pfizer in the form of sponsored development funding and $5.1 million resulted from amortization of up-front license fees. Under the GlaxoSmithKline agreement, we recognized $1.8 million in revenues during the first quarter of 2004 as well as in the first quarter of 2003. Revenues recognized under the Taisho Pharmaceutical Co., Ltd. agreement totaled $1.1 million for the three months ended March 31, 2003. Effective April 1, 2003 our collaboration agreement with Taisho was restructured such that we reacquired worldwide rights to our diabetes drug candidate.

          Research and development expenses decreased to $26.4 million for the first quarter 2004 compared with $48.3 million for the respective period in 2003. This $21.9 million decrease in research and development expenses is primarily due to our Phase III program for indiplon (for insomnia) which is nearing completion, offset by increased research and development expenses in other programs. External development costs incurred related to indiplon for the first quarter of 2004 were $7.8 million compared to $33.0 million for the same period last year. This decrease of $25.2 million is due to the tapering of the program as it nears completion. We currently have 13 programs in various stages of research and development, including eight programs in clinical development. Additionally, personnel costs have increased by $1.6 million, from $5.9 million in the first quarter of 2003 to $7.5 million in the first quarter of 2004. Laboratory supply costs have increased from $1.8 million in the first quarter of 2003 to $2.8 million in the first quarter of 2004. The increase in personnel and laboratory costs is related to the expansion of research and development activities. We expect increases in non-indiplon related research and development expense in the future as we seek to continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

          General and administrative expenses increased to $5.3 million for the first quarter 2004 compared with $4.7 million during the same period last year. The increase in expenses from 2003 to 2004 resulted primarily from the addition of administrative personnel ($.5 million) needed to support expanding research and development activities and the implementation of our commercialization strategy.

          Interest income increased to $2.4 million during the first quarter of 2004 compared to $2.2 million for the same period last year. The increase primarily resulted from higher overall investment balances.

          Net loss for the first quarter of 2004 was $12.4 million, or $0.35 per share, compared to $13.4 million, or $0.43 per share, for the same period in 2003. We expect to incur a net loss in 2004 as our research, development, pre-clinical studies and clinical trial activities continue, however, fluctuations in the quarterly results may occur due to the timing of milestone achievements under our collaboration agreements with Pfizer and GlaxoSmithKline.

          To date, the Company’s revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 99% of our revenue for the quarters ended March 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 2004, our cash, cash equivalents, and short-term investments totaled $371.7 million compared with $453.2 million at December 31, 2003. The decrease in cash balances at March 31, 2004 resulted primarily from the cash payment to Wyeth of $50.0 million for its portion of the indiplon royalty stream, and our net loss of $12.4 million.

          Net cash (used in) provided by operating activities during the first quarter of 2004 was $(25.9) million compared with $62.8 million during the same period last year. This fluctuation resulted primarily from the receipt of the initial licensing payment from Pfizer for $100.0 million in the first quarter of 2003, offset by a reduction in accounts receivable in 2004.

          Net cash used in investing activities during the first quarter of 2004 was $54.4 million compared to $43.1 million for the first quarter of 2003. This fluctuation resulted primarily from the cash payment of $50.0 million to Wyeth in the first quarter of 2004 for its portion of the indiplon royalty stream. The increase in net cash used in investing activities also resulted in part from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Purchases of property and equipment increased from $1.2 million in 2003 to $24.1 million in 2004 as a result of the construction of our new corporate facility. Capital equipment purchases for 2004 are expected to be approximately $11.0 million and will be financed primarily through debt arrangements. Capital expenditures related to the new corporate facility expected during 2004 are approximately $28.0 million.

          Net cash provided by financing activities during the first quarter of 2004 was $12.5 million compared with net cash provided by financing activities of $4.4 million for the respective period last year. This fluctuation resulted primarily from financing for $11.0 million through our construction loan. Cash proceeds from the issuance of common stock under option programs decreased by $2.2 million in the current quarter compared to the same quarter last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

          During the first quarter of 2004, we entered into several agreements with Wyeth and DOV Pharmaceutical, Inc. (“DOV”) pursuant to which, we acquired Wyeth's financial interest in indiplon for approximately $95 million, consisting of $50 million in cash and $45 million in our common stock. Wyeth's financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. We subsequently licensed the indiplon technology from DOV in exchange for milestones (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth). The agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales.

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

          We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. We may also seek additional funding through strategic alliances and other financing mechanisms. Adequate funding may not be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates.

          We expect to experience negative cash flow for the foreseeable future as we fund our operating losses, in-licensing or acquisition opportunities, and capital expenditures. To the extent that we are unable to obtain third-party funding for such costs, we expect that increased expenses will result in increased losses from operations. We may not be successful in the development of our product candidates, and even if we are successful, any products marketed may not generate sufficient revenues to enable us to earn a profit.

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

INTEREST RATE RISK

          We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on March 31, 2004, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

RISK FACTORS

     The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations. For a more detailed discussion of the factors that could cause actual results to differ, see “Item 1: Business — Risks Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Risks Related to the Company

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

     Based on the results of the Phase III clinical trials on indiplon, we are currently assembling two NDAs, one for the immediate release formulation (IR) and one for the modified release formulation (MR). We are currently finalizing our strategy for market differentiation, dose selection, product positioning and labeling which will determine our filing timelines. The Company may not successfully co-ordinate completion and submission of the regulatory filings on the Company’s timelines including risk that the Phase III clinical trials may not be completed on the Company’s timeline, risk that the Phase III trials may fail to generate sufficient or suitable data to support regulatory filing and risk that the Company and Pfizer or the FDA may determine that additional clinical studies may be required to support the filings for regulatory approval. If we are forced to delay our filings or the FDA rejects our NDAs or finds them incomplete or insufficient, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDA is approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

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

     Since our inception, we have incurred significant net losses, including net losses of $12.4 million and $30.3 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $244.6 million and $232.2 million as of March 31, 2004 and December 31, 2003, respectively. We were not profitable for the year ended December 31, 2003, and we do not expect to be profitable in 2004. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

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

     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $45 per share to approximately $70 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 15, 2004, the Company completed the purchase from Wyeth Holdings Corporation (“Wyeth”), a Maine corporation formerly known as American Cyanamid Corporation, of all of Wyeth’s financial interest in indiplon, the Company’s late stage clinical development compound for the treatment of insomnia, for approximately $95 million, consisting of $50 million in cash and 802,998 shares of the Company’s common stock, valued for purposes of the transaction at $45 million.

Under the Assignment and License Agreement dated as of February 26, 2004 by and between the Company and Wyeth (the “Assignment Agreement”), Wyeth assigned to the Company at the closing (i) all of Wyeth’s rights and obligations under a license agreement between Wyeth and DOV Pharmaceuticals, Inc. (“DOV”) relating to indiplon, under which Neurocrine currently holds a sublicense from DOV (the “Compound License Agreement”), and a related Consent Agreement dated December 13, 2002 among DOV, the Company and Wyeth (the “2002 Consent Agreement”) and (ii) subject to the rights and licenses granted to DOV under the Compound License Agreement and to the Company, DOV and Neurocrine’s sublicensee, Pfizer, Inc. under the 2002 Consent Agreement, all of Wyeth’s right title and interest in and to the indiplon composition patent filed by Neurocrine in Wyeth’s name. The Company completed the acquisition following the satisfaction of all conditions to closing, including approval of the Wyeth Board of Directors and termination of waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act.

In connection with the closing, on March 15, 2004, the Company entered into a Stock Purchase Agreement with Wyeth relating to the shares of the Company’s common stock issued to Wyeth and a Consent Agreement and Amendment by and among the Company, Wyeth and DOV (the “2004 Consent Agreement”), which provides that the Company will make milestone and royalty payments to DOV net of amounts that DOV otherwise would have been obligated to pay to Wyeth under the Compound License Agreement. DOV and Wyeth also entered into a License Agreement dated as of March 15, 2004 (the “2004 License Agreement”), which supersedes the Compound License Agreement. As a result of the restructuring of the parties’ relationship, the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, decreasing the Company’s, potential milestone payments on indiplon by $2.5 million and royalty obligation on sales of indiplon from six percent to three and one-half percent.

The shares of common stock issued to Wyeth in a private placement pursuant to Rule 506 under the Securities Act of 1933. Wyeth has represented to us that it is an accredited investor, the shares were acquired for its own account and not with a view to any distribution thereof to the public and the absence of general solicitation or advertising.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

2.1	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and Neurocrine Biosciences, Inc.(1)*

3.1	Restated Certificate of Incorporation(2)

3.2	Bylaws(2)

3.3	Certificate of Amendment of Bylaws(2)

10.1	Stock Purchase Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and Neurocrine Biosciences, Inc.(1)

10.2	Consent Agreement and Amendment dated March 15, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and DOV Pharmaceutical, Inc.(1)

10.3	License Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc.(1)

10.4	Tax Indemnity Agreement between the Registrant and Paul W. Hawran(3)

10.5	Tax Indemnity Agreement between the Registrant and Margaret Valeur-Jensen(3)

10.6	Tax Indemnity Agreement between the Registrant and Kevin Gorman(3)

10.7	Tax Indemnity Agreement between the Registrant and Paul Conlon(3)

10.8	Tax Indemnity Agreement between the Registrant and Gary A. Lyons(3)

10.9	Employment agreement between the Registrant and Kevin C. Gorman, Ph.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 17, 2003

(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2003

*	The Company has requested the confidential treatment with respect to portions of this exhibit.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

     (B) REPORTS ON FORM 8-K.

On March 15, 2004, the Company filed a report on Form 8-K, which reported under Item 2 the Company’s purchase of Wyeth’s financial interest in indiplon.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2004	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)