Form 10-Q
period 2004-06-30
NEUROCRINE BIOSCIENCES INC
filed 2004-08-09
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                                        to

Commission file number 0-28150

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0525145
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12790 EL CAMINO REAL

SAN DIEGO, CALIFORNIA 92130
(Address of principal executive offices)

(858) 617-7600

(Registrant’s telephone number, including area code)

10555 SCIENCE CENTER DRIVE

SAN DIEGO, CA 92121
(Former address if changed since last report)

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

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,412,178 as of August 1, 2004.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,735	$105,854
Short-term investments, available-for-sale	303,802	347,314
Receivables under collaborative agreements	4,631	13,659
Other current assets	4,886	4,982

Total current assets	336,054	471,809
Property and equipment, net	93,957	56,236
Prepaid royalties	95,000	—
Deposits and restricted cash	17,694	25,539
Other non-current assets	3,774	1,371

Total assets	$546,479	$554,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$27,119	$56,386
Deferred revenues	36,438	49,666
Current portion of long-term debt	3,946	3,960

Total current liabilities	67,503	110,012
Long-term debt, net of current portion	54,934	32,473
Deferred revenues	8,512	18,241
Other liabilities	3,989	3,109

Total liabilities	134,938	163,835
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,403,020 as of June 30, 2004 and 35,311,893 as of December 31, 2003	36	35
Additional paid-in capital	670,183	622,526
Deferred compensation	(550)	(784)
Notes receivable from stockholders	(139)	(139)
Accumulated other comprehensive (loss) income	(2,296)	1,664
Accumulated deficit	(255,693)	(232,182)

Total stockholders’ equity	411,541	391,120

Total liabilities and stockholders’ equity	$546,479	$554,955

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$2,506	$33,346	$7,875	$64,071
License fees and milestones	12,388	11,320	23,707	17,987
Grant income	155	302	408	626

Total revenues	15,049	44,968	31,990	82,684
Operating expenses:
Research and development	22,969	52,323	49,357	100,647
General and administrative	5,469	5,135	10,752	9,879

Total operating expenses	28,438	57,458	60,109	110,526
Loss from operations	(13,389)	(12,490)	(28,119)	(27,842)
Other income and (expenses):
Interest income	2,444	2,593	4,797	4,794
Interest expense	(185)	(382)	(185)	(518)
Other income and (expense), net	(1)	56	(1)	104

Total other income, net	2,258	2,267	4,611	4,380

Loss before income taxes	(11,131)	(10,223)	(23,508)	(23,462)
Income taxes	—	2	3	153

Net loss	$(11,131)	$(10,225)	$(23,511)	$(23,615)

Net loss per common share:
Basic and diluted	$(0.31)	$(0.33)	$(0.65)	$(0.76)
Shares used in the calculation of net loss per common share:
Basic and diluted	36,368	31,334	35,947	31,063

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2004	2003
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(23,511)	$(23,615)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,711	1,875
Deferred revenues	(22,957)	81,264
Deferred expenses	140	889
Loan forgiveness on notes receivable	52	—
Non-cash compensation expenses	280	1,147
Change in operating assets and liabilities:
Accounts receivable and other current assets	8,524	(37,849)
Other non-current assets	587	(5,051)
Accounts payable and accrued liabilities	(29,873)	26,485

Net cash (used in) provided by operating activities	(64,047)	45,145
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(471,806)	(213,751)
Sales/maturities of short-term investments	509,059	177,133
Deposits	7,845	(3,000)
Purchase of royalty stream	(50,000)	—
Purchases of property and equipment	(40,432)	(22,104)

Net cash used in investing activities	(45,334)	(61,722)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	3,815	6,680
Proceeds received from debt	24,482	1,847
Principal payments on debt	(2,035)	(1,367)

Net cash provided by financing activities	26,262	7,160

Net decrease in cash and cash equivalents	(83,119)	(9,417)
Cash and cash equivalents at beginning of the period	105,854	44,313

Cash and cash equivalents at end of the period	$22,735	$34,896

Supplemental information:
Increase in property and related debt resulting from increasing ownership percentage in Science Park Center LLC	$—	$14,076

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

     In May 2003, Neurocrine Biosciences, Inc. (Neurocrine) increased its ownership interest in Science Park Center, LLC (Science Park) from 1% to 50.5% effective April 1, 2003. In May 2004, Neurocrine purchased the remaining 49.5% interest in Science Park. Accordingly, the financial statements of Science Park are included in the June 30, 2004 and December 31, 2003 condensed consolidated financial statements for the three and six months ended June 30, 2004 and 2003.

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

Stockholders’ Equity

     The Company applies the intrinsic-value-based method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. Accordingly, compensation expense is generally recognized only when options are granted with a discounted exercise price. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

     The Company has determined pro forma net loss and related per share information as if the fair value method described in Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three and six months ended June 30, 2004 and 2003 (in thousands, except for loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(11,131)	$(10,225)	$(23,511)	$(23,615)
Stock option expense	(6,717)	(5,411)	(13,358)	(10,330)

Pro forma net loss	$(17,848)	$(15,636)	$(36,869)	$(33,945)

Loss per share as reported (basic and diluted)	$(0.31)	$(0.33)	$(0.65)	$(0.76)
Pro forma loss per share (basic and diluted)	$(0.49)	$(0.50)	$(1.03)	$(1.09)

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

4. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through June 30, 2004.

5. INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 2.4 million and 1.9 million for the period ended June 30, 2004 and 2003, respectively.

6. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three and six months ended June 30, 2004, comprehensive loss was $15.5 million and $27.5 million, respectively. For the three and six months ended June 30, 2003, comprehensive loss was $9.3 million and $22.7 million, respectively.

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

9. REAL ESTATE TRANSACTIONS

     The Company is currently constructing a new facility, which it expects to complete during the third quarter of 2004. The Company estimates the construction costs for this facility at approximately $54.0 million and is financing these costs through the net proceeds of the sale of its previous headquarters, a construction loan and a subsequent permanent financing. Capitalized construction costs totaled $51.3 million at June 30, 2004.

     The Company has secured a construction loan from a commercial bank for up to $60.6 million to finance the construction of the new facility. The loan requires a guaranty deposit of $17.5 million, which amount is included in deposits and restricted cash, to be maintained at the bank for the duration of the loan. The loan bears interest at the prime rate plus .75 percentage points, and interest is payable monthly. In accordance with SFAS No. 34, applicable interest cost will be capitalized during the construction period. As of June 30, 2004, $49.8 million was outstanding under the construction loan.

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

11. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact upon our financial position, cash flows or results of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 will be effective for the Company’s third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004. The Company does not expect the adoption of EITF 03-1 to have a material effect on its results of operations and financial condition.

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

OVERVIEW

     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues until the Food and Drug Administration approves a drug candidate. Our lead drug candidate (indiplon) is in phase III clinical trials, and we anticipate filing a New Drug Application (NDA) for indiplon in the fourth quarter of 2004. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses until one or more of our drug candidates receive regulatory approval from the FDA and are successfully commercialized. As of June 30, 2004, we have incurred a cumulative deficit of $255.7 million.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The following table summarizes our primary sources of revenue:

	Three Months Ended
	June 30,
	2004	2003
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$12,618	$42,845
GlaxoSmithKline	2,276	1,821

Total revenue under collaboration agreements	14,894	44,666
Grant income	155	302

Total revenues	$15,049	$44,968

     Revenues were $15.0 million for the second quarter of 2004 compared to $45.0 million for the respective period last year. The decrease in revenues for the three months ended June 30, 2004, compared to the respective period in 2003, results primarily from changes in revenue recognized under our collaboration agreement with Pfizer, Inc (Pfizer). During the second quarter of 2004 we recognized $1.1 million from Pfizer in the form of sponsored development funding compared to $31.9 million for the same period last year. The $30.8 million decrease is due to the winding down of the Phase III clinical program for indiplon. During the second quarter of 2004, we also recognized $11.5 million in license fees and milestones compared to $10.9 million for the same period last year. This increase is due to the achievement of a $3.0 million milestone for positive long-term administration results under our Phase III studies for indiplon during the second quarter of 2004, offset by a decrease in license fee revenue due to the timing of license fee recognition. Under our agreement with GlaxoSmithKline, we recognized $1.8 million in sponsored research revenue and license fees this quarter and $1.8 million in sponsored research revenue and license fees for the same quarter last year. We also recognized $0.5 million in milestone revenue during the second quarter of 2004 under the GSK agreement for selection of a development candidate in our CRF research program.

     Research and development expenses decreased to $23.0 million for the second quarter 2004 compared to $52.3 million for the respective period in 2003. This $29.3 million decrease in research and development expenses is primarily due to the winding down of our Phase III program for indiplon (for insomnia) which is near completion, offset by increased research and development expenses in other programs. External development costs incurred related to indiplon for the second quarter of 2004 were $4.8 million compared to $35.7 million for the same period last year. This decrease of $30.9 million is due to the tapering of our indiplon development program as it nears completion. We currently have 13 programs in various stages of research and development, including eight programs in clinical development. Additionally, personnel costs have increased by $1.3 million, from $6.3 million in the second quarter of 2003 to $7.6 million in the second quarter of 2004. Laboratory costs have increased from $3.0 million in the second quarter of 2003 to $3.4 million in the second quarter of 2004. The increase in personnel and laboratory costs is related to the expansion of non-indiplon research and development activities. We expect increases in non-indiplon related research and development expense in the future as we seek to continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     General and administrative expenses increased to $5.5 million for the second quarter 2004 compared with $5.1 million during the same period last year. The increase in expenses from 2003 to 2004 resulted primarily from the addition of administrative personnel needed to support expanding research and development activities and the implementation of our commercialization strategy and increased insurance costs ($0.2 million).

     Interest income decreased to $2.4 million during the second quarter of 2004 compared to $2.6 million for the same period last year. The decrease primarily resulted from lower realized gains on investments.

     Net loss for the second quarter of 2004 was $11.1 million, or $0.31 per share, compared to $10.2 million, or $0.33 per share, for the same period in 2003. The increase in the net loss resulted primarily from increased research and development costs in non-indiplon related programs. The decrease in net loss per share is due to a higher weighted average common shares outstanding due to our September 2003 stock offering. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature, timing and amount of these revenues may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 99% of our revenue for the quarters ended June 30, 2004 and 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following table summarizes our primary sources of revenue:

	Six Months Ended
	June 30,
	2004	2003
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$27,516	$77,258
GlaxoSmithKline	4,066	3,648
Taisho	—	1,144
Wyeth	—	8

Total revenue under collaboration agreements	31,582	82,058
Grant income	408	626

Total revenues	$31,990	$82,684

     Revenues were $32.0 million for the first six months of 2004 compared to $82.7 million for the respective period last year. The decrease in revenues for the six months ended June 30, 2004, compared to the respective period in 2003, results primarily from changes in revenue recognized under our collaboration agreement with Pfizer. During the first half of 2004 we recognized $5.1 million from Pfizer in the form of sponsored development funding compared to $61.2 million for the same period last year. The $56.1 million decrease is due to the winding down of the Phase III clinical program for indiplon. During the first half of 2004, we also recognized $19.5 million from amortization of up-front license fees compared to $16.1 for the same period last year. This increase in license fee revenue is due to the timing of the license fee recognition which began in February 2003, upon approval of the collaboration agreement with Pfizer. We also recognized $3.0 million in milestone payments during the first half of 2004 related to positive results under our Phase III studies for indiplon for long-term administration. Under our agreement with GlaxoSmithKline, we recognized $3.5 million in sponsored research and license fees for both the first half of 2004 and 2003. We also recognized $.5 million in milestone revenue during the first half of 2004 under the GSK agreement for selection of a development candidate in our CRF research program. Revenues recognized under the Taisho agreement totaled $1.1 million for the six-month period ended June 30, 2003. This $1.1 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby we reacquired the worldwide rights to our diabetes drug candidate.

     Research and development expenses decreased to $49.4 million for the first six months of 2004 compared with $100.6 million for the respective period in 2003. This $51.2 million decrease in research and development expenses is primarily due to the winding down of our Phase III program for indiplon (for insomnia) which is near completion, offset by increased research and development expenses in other programs. External development costs incurred related to indiplon for the first six-months of 2004 were $12.6 million compared to $68.7 million for the same period last year. This decrease of $56.1 million is due to the tapering of our indiplon program as it nears completion. Additionally, personnel costs have increased by $2.9 million, from $12.3 million in the first half of 2003 to $15.2 million in the first half of 2004. Laboratory costs have increased from $5.5 million in the first six-months of 2003 to $7.4 million in the first six-months of 2004. The increase in personnel and laboratory costs is related to the expansion of research and development activities. We expect increases in non-indiplon related research and development expense in the future as we seek to continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     General and administrative expenses increased to $10.8 million for the six months ended June 30, 2004 compared with $9.9 million during the same period last year. The increase in expenses from 2003 to 2004 resulted primarily from the addition of administrative personnel needed to support expanding research and development activities and the implementation of our commercialization strategy and increased insurance costs.

     Interest income remained consistent for the six months ended June 30, 2004 and 2003 at $4.8 million.

     Net loss for the first six months of 2004 was $23.5 million, or $0.65 per share, compared to $23.6 million, or $0.76 per share, for the same period in 2003. The decrease in net loss per share is due to a higher weighted average common shares outstanding due to our September 2003 stock offering. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development processes.

     To date, our revenues have primarily come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Revenue from collaborations accounted for 99% of our revenues for the six months ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2004, our cash, cash equivalents, and short-term investments totaled $326.5 million compared with $453.2 million at December 31, 2003. The decrease in cash and investment balances from December 31, 2003 to June 30, 2004 resulted primarily from the cash payment to Wyeth of $50.0 million for its portion of the indiplon royalty stream, a $28.1 million reduction in payables related to clinical trials and our net loss of $23.5 million.

     Net cash (used in) provided by operating activities during the first six-months of 2004 was $(64.0) million compared with $45.1 million during the same period last year. This fluctuation resulted primarily from the receipt of the initial licensing payment from Pfizer for $100.0 million in the first quarter of 2003.

     Net cash used in investing activities during the first six-months of 2004 was $45.3 million compared to $61.7 million for the first half of 2003. This fluctuation resulted primarily from the cash payment of $50.0 million to Wyeth in the first quarter of 2004 for its portion of the indiplon royalty stream. The increase in net cash used in investing activities also resulted in part from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Purchases of property and equipment increased from $22.1 million in the first six-months of 2003 to $40.4 million for the same period in 2004 primarily due to the construction of our new corporate facility. The facility is near completion and is expected to be fully operational in July 2004. Capital equipment purchases for 2004 are expected to be approximately $11.0 million and will be financed primarily through debt arrangements.

     Net cash provided by financing activities during the first half of 2004 was $26.3 million compared with net cash provided by financing activities of $7.2 million for the respective period last year. This fluctuation resulted primarily from financing $23.7 million through our construction loan. Cash proceeds from the issuance of common stock under option programs decreased by $2.9 million in the current six-month period compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

     During the first quarter of 2004, we entered into several agreements with Wyeth and DOV Pharmaceutical, Inc. (“DOV”) pursuant to which, we acquired Wyeth’s financial interest in indiplon for approximately $95 million, consisting of $50 million in cash and $45 million in our common stock. Wyeth’s financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. We subsequently licensed the indiplon technology from DOV in exchange for milestones (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth). The agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales.

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

     We expect to experience negative cash flow for the near future as we fund our operating losses, in-licensing or acquisition opportunities, and capital expenditures. To the extent that we are unable to obtain third-party funding for such costs, we expect that increased expenses will result in increased losses from operations. We may not be successful in the development of our product candidates, and even if we are successful, any products marketed may not generate sufficient revenues to enable us to earn a profit.

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

INVESTMENT AND INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on June 30, 2004, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

     Based on the results of the Phase III clinical trials on indiplon, we are currently assembling two NDAs, one for the immediate release formulation (IR) and one for the modified release formulation (MR) and we plan to file these NDAs in the fourth quarter of this year. We are currently finalizing our strategy for indiplon market differentiation, dose selection, product positioning and labeling. . We face the risk that the Company may not successfully complete and submit the regulatory filings on the Company’s timelines including risk that the data necessary for filing may not be collected or compiled within the Company’s projected timeframes. If we are forced to delay our filings or the FDA rejects our NDAs or finds them incomplete or insufficient, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDA is approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

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

We have a history of losses and expect to incur losses and negative operating cash flows for the near future, and we may never achieve sustained profitability.

     Since our inception, we have incurred significant net losses, including net losses of $23.5 million and $30.3 million for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $255.7 million and $232.2 million as of June 30, 2004 and December 31, 2003, respectively. We were not profitable for the year ended December 31, 2003, and we do not expect to be profitable in 2004. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our drugs;

•	in-license or acquire new product development opportunities;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific and marketing personnel.

     We also expect to experience negative cash flow for the near future as we fund our operating losses, in-licensing or acquisition opportunities, and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow. We may not be able to generate these revenues, and we may never achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the market price of our common stock. Even if we become profitable, we cannot assure you that we would be able to sustain or increase profitability on a quarterly or annual basis.

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

     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $42 per share to approximately $70 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

PART II: OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (A) The Company’s Annual Meeting of Stockholders was held on May 26, 2004 (the “Annual Meeting”).

     (B) The following Class II Directors were elected at the Annual Meeting:

Name	Position	Term Expires
Richard F. Pops	Class II Director	2007
Stephen A. Sherwin, M.D.	Class II Director	2007

     The following Directors continue to serve their respective terms which expire on the Company’s Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires
Lawrence Steinman, M.D.	Class III Director	2005
Gary A. Lyons	Class III Director	2005
Corinne H. Lyle	Class II Director	2007
Joseph A. Mollica, Ph.D.	Class I Director	2006
Wylie W. Vale, Ph.D.	Class I Director	2006
W. Thomas Mitchell	Class I Director	2006

     (C) At the Annual Meeting, stockholders voted on three matters: (i) the election of two Class II Directors for a term of three years expiring in 2006, (ii) the approval of an amendment to of the Company’s 2003 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,100,000 shares to 2,300,000 shares, and (iii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. The voting results were as follows:

(i)	The election of two Class II Directors for a term of three years:

Richard F. Pops	For 29,621,574	Withhold 1,757,103
Stephen A. Sherwin, M.D.	For 29,910,759	Withhold 1,467,918

(ii)	Approval of the amendment to the Company’s 2003 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance thereunder from 1,100,000 shares to 2,300,000 shares and the reservation of 2,300,000 of shares of common stock reserved for issuance, thereunder:

For 16,780,301	Against 10,698,472	Abstain 11,477

(iii)	Ratification of the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2004:

For 30,073,534	Against 1,302,512	Abstain 2,631

ITEM 5. OTHER INFORMATION

        On June 9, 2004, the Company announced the appointment of Corinne H. Lyle to the Board of Directors of Neurocrine Biosciences, Inc. She is the current Corporate Vice President, Chief Financial Officer and Treasurer of Edwards Lifesciences Corporation.

        During the second quarter of 2004, D. Bruce Campbell, Senior Vice President of International Development announced his retirement from Neurocrine Biosciences, Inc. effective July 31, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (A) EXHIBITS.

3.1	Restated Certificate of Incorporation(1)

3.2	Bylaws(1)

3.3	Certificate of Amendment of Bylaws(1)

3.4	Certificate of Amendment to Bylaws dated May 28, 2004

10.1	2003 Incentive Stock Plan as amended May 25, 2004 and August 2, 2004

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

               (B) REPORTS ON FORM 8-K.

                    None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)