Form 10-Q
period 2004-09-30
NEUROCRINE BIOSCIENCES INC
filed 2004-11-09
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from___________________________to_______________

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

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,465,181 as of October 27, 2004.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84,694	$105,854
Short-term investments, available-for-sale	239,653	347,314
Receivables under collaborative agreements	7,493	13,659
Other current assets	4,818	4,982

Total current assets	336,658	471,809
Property and equipment, net	98,985	56,236
Prepaid royalties	95,000	—
Deposits and restricted cash	18,244	25,539
Other non-current assets	3,732	1,371

Total assets	$552,619	$554,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,573	$56,386
Deferred revenues	37,787	49,666
Current portion of long-term debt	4,752	3,960

Total current liabilities	72,112	110,012
Long-term debt, net of current portion	63,946	32,473
Deferred revenues	—	18,241
Other liabilities	3,997	3,109

Total liabilities	140,055	163,835
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,458,313 as of September 30, 2004 and 35,311,893 as of December 31, 2003	36	35
Additional paid-in capital	671,543	622,526
Deferred compensation	(424)	(784)
Notes receivable from stockholders	(139)	(139)
Accumulated other comprehensive (loss) income	(1,112)	1,664
Accumulated deficit	(257,340)	(232,182)

Total stockholders’ equity	412,564	391,120

Total liabilities and stockholders’ equity	$552,619	$554,955

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$8,605	$17,580	$16,480	$81,651
License fees and milestones	26,096	11,319	49,803	29,306
Grant income	—	360	408	986

Total revenues	34,701	29,259	66,691	111,943
Operating expenses:
Research and development	32,305	37,537	81,662	138,184
General and administrative	5,427	5,296	16,179	15,175

Total operating expenses	37,732	42,833	97,841	153,359
Loss from operations	(3,031)	(13,574)	(31,150)	(41,416)
Other income and (expenses):
Interest income	2,102	3,724	6,899	8,518
Interest expense	(722)	—	(907)	(518)
Other income, net	2	19	1	123

Total other income, net	1,382	3,743	5,993	8,123

Loss before income taxes	(1,649)	(9,831)	(25,157)	(33,293)
Income taxes	(2)	3	1	156

Net loss	$(1,647)	$(9,834)	$(25,158)	$(33,449)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.31)	$(0.70)	$(1.07)
Shares used in the calculation of net loss per common share:
Basic and diluted	36,427	32,053	36,108	31,397

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2004	2003
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(25,158)	$(33,449)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,803	2,893
Deferred revenues	(30,120)	74,069
Deferred expenses	3	(956)
Loan forgiveness on notes receivable	130	—
Non-cash compensation expenses	414	662
Change in operating assets and liabilities:
Accounts receivable and other current assets	6,330	(17,961)
Restricted cash and other non-current assets	(1,409)	(24,733)
Accounts payable and accrued liabilities	(26,813)	36,236
Other non-current liabilities	888	2,009

Net cash (used in) provided by operating activities	(70,932)	38,770
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(536,512)	(362,439)
Sales/maturities of short-term investments	639,109	242,908
Deposits	7,295	(3,000)
Purchase of royalty stream	(50,000)	—
Purchases of property and equipment	(47,552)	(33,003)

Net cash provided by (used in) investing activities	12,340	(155,534)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	5,167	195,731
Proceeds received from issuance of debt	35,486	16,747
Principal payments on debt	(3,221)	(16,207)

Net cash provided by financing activities	37,432	196,271

Net (decrease) increase in cash and cash equivalents	(21,160)	79,507
Cash and cash equivalents at beginning of the period	105,854	44,313

Cash and cash equivalents at end of the period	$84,694	$123,820

Supplemental information:
Increase in stockholder’s equity and prepaid royalties from issuance of common stock	$45,000	$—

Increase in property and related debt resulting from increasing ownership percentage in Science Park Center LLC	$—	$14,076

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

     In May 2003, Neurocrine Biosciences, Inc. (Neurocrine) increased its ownership interest in Science Park Center, LLC (Science Park) from 1% to 50.5% effective April 1, 2003. In May 2004, Neurocrine purchased the remaining 49.5% interest in Science Park. Accordingly, the financial statements of Science Park are included in the condensed consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003.

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

2. STOCKHOLDER’S EQUITY

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

     The Financial Accounting Standards Board (FASB) is expected to issue in the fourth quarter of 2004 FASB Statement 123R, Share-Based Payment (FAS 123R). If adopted as currently contemplated, FAS 123R would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. FAS 123R would be effective for public companies for periods beginning after June 15, 2005. Management is currently evaluating the impact of FAS 123R, and monitoring the progress of the FASB related to FAS 123R.

     The Company has determined pro forma net loss and related per share information as if the fair value method described in Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands, except for loss per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,647)	$(9,834)	$(25,158)	$(33,449)
Stock option expense	(6,384)	(4,238)	(18,154)	(14,569)

Pro forma net loss	$(8,031)	$(14,072)	$(43,312)	$(48,018)

Loss per share as reported (basic and diluted)	$(0.05)	$(0.31)	$(0.70)	$(1.07)
Pro forma loss per share (basic and diluted)	$(0.22)	$(0.44)	$(1.20)	$(1.53)

3. USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

4. SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE

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

5. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through September 30, 2004.

6. INCOME (LOSS) PER SHARE

     The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, comprised of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.8 million and 2.0 million for the three-month period ended September 30, 2004 and 2003, respectively, and 2.1 million and 2.0 million for the nine-month period ended September 30, 2004 and 2003, respectively.

7. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three and nine months ended September 30, 2004, comprehensive loss was $0.5 million and $27.9 million, respectively. For the three and nine months ended September 30, 2003, comprehensive loss was $11.7 million and $34.4 million, respectively.

8. REVENUE RECOGNITION

     Revenue under collaborative research agreements and grants is recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenues from government grants are recognized based on a percentage-of-completion basis as the related costs are incurred. The Company achieved development milestones totaling $17.5 million and $20.5 million, under their Pfizer collaboration agreement, for the three and nine months ending September 30, 2004, respectively.

9. RESEARCH AND DEVELOPMENT EXPENSES

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

10. REAL ESTATE TRANSACTIONS

     During the third quarter of 2004, the Company completed construction of a new facility. Land acquisition and construction costs for this facility were financed through the net proceeds of the sale of the Company’s previous headquarters and a construction loan for up to $60.6 million through a commercial bank. As of September 30, 2004, approximately $57 million was outstanding under the construction loan. The construction loan requires a guaranty deposit of $17.5 million, which amount is included in deposits and restricted cash at September 30, 2004, to be maintained at the bank for the duration of the loan. Interest on the construction loan was payable monthly at the prime rate plus .75 percentage points. In accordance with SFAS No. 34, applicable interest cost was capitalized during the construction period.

     On October 28, 2004 the existing construction loan was repaid and the guaranty deposit was released to the Company. The construction loan was replaced with a $49.5 million loan secured by a first mortgage on the property. This new loan bears interest at a rate of 6.48% per annum, and is being amortized over on a period of 30 years, with a balloon payment due on the tenth anniversary of the loan.

     During the first quarter of 2004, the Company acquired a parcel of land adjacent to the new headquarters site for approximately $7.7 million to allow for future expansion.

11. PREPAID ROYALTIES

     During the first quarter of 2004, the Company entered into several agreements with Wyeth and DOV pursuant to which the Company acquired Wyeth’s financial interest in indiplon (the Company’s lead clinical candidate for the treatment of insomnia) for $95.0 million, consisting of $50.0 million in cash and $45.0 million in Neurocrine common stock based on a 15 day average stock price prior to the date of the agreement. Wyeth’s financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. The Company subsequently licensed the indiplon technology from DOV in exchange for milestones (a portion of which is payable by DOV to Wyeth) and royalties (a portion of which is payable by DOV to Wyeth). The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases the Company’s overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction has been recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based upon indiplon sales.

12. NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact upon the Company’s financial position, cash flows or results of operations.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The provisions of EITF 03-1 are effective for the Company’s third quarter of fiscal 2004 and will be applied prospectively to all current and future investments. Quantitative and qualitative disclosures for investments accounted for under SFAS No. 115 are effective for the Company’s fiscal year ending 2004. The adoption of EITF 03-1 did not have a material effect on the Company’s financial position, cash flows or results of operations.

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

OVERVIEW

     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues until the Food and Drug Administration approves a drug candidate. We submitted a New Drug Application (NDA) for the immediate release formulation of our lead drug candidate indiplon in October 2004, and plan to file an NDA for the modified release formulation of indiplon in November 2004. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses until one or more of our drug candidates receive regulatory approval from the FDA and are successfully commercialized. As of September 30, 2004, we have incurred a cumulative deficit of $257.3 million.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (which affect research and development expense). Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table summarizes our primary sources of revenue:

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$33,267	$27,088
GlaxoSmithKline	1,434	1,811

Total revenue under collaboration agreements	34,701	28,899
Grant income	—	360

Total revenues	$34,701	$29,259

     Revenues were $34.7 million for the third quarter of 2004 compared to $29.3 million for the respective period last year. The increase in revenues for the three months ended September 30, 2004, compared to the respective period in 2003, results primarily from changes in revenue recognized under our collaboration agreement with Pfizer, Inc (Pfizer). During the third quarter of 2004, we recognized $7.3 million from Pfizer for sponsored development funding compared to $16.1 million for the same period last year. The $8.8 million decrease is due to the winding down of the Phase III clinical program for indiplon. During the third quarter of 2004, we also recognized $26.0 million in amortization of up-front license fees and milestones compared to $10.9 million for the same period last year. This increase is due to the achievement of $17.5 million in milestones for the successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon during the third quarter of 2004, offset by a decrease in license fee revenue due to the timing of license fee recognition. Under our agreement with GlaxoSmithKline (GSK), we recognized $1.4 million in sponsored research revenue and license fees this quarter and $1.8 million in sponsored research revenue and license fees for the same quarter last year. The sponsored research portion of our collaboration agreement with GSK is scheduled to end during the first quarter of 2005.

     Research and development expenses decreased to $32.3 million for the third quarter 2004 compared to $37.5 million for the respective period in 2003. This $5.2 million decrease in research and development expenses is primarily due to the winding down of our Phase III program for indiplon (for insomnia) which is near completion, offset by increased research and development expenses in other programs. External development costs incurred related to indiplon for the third quarter of 2004 were $8.9 million compared to $23.6 million for the same period last year. This decrease of $14.7 million is due to the tapering of our indiplon development program as it nears completion. The decrease in indiplon spending was partially offset by a $4.0 million increase in external development costs for our other clinical programs when comparing the third quarter of 2004 to 2003. Additionally, research and development personnel costs have increased by $1.7 million, from $6.8 million in the third quarter of 2003 to $8.5 million in the third quarter of 2004. Laboratory costs have increased from $3.1 million in the third quarter of 2003 to $4.7 million in the third quarter of 2004. Scientific consulting and research collaboration costs for the third quarter have also increased by $1.0 million from 2003 to 2004. The increase in personnel, laboratory costs, and consulting and research collaboration costs is related to the expansion of non-indiplon research and development activities. We currently have 13 programs in various stages of research and development, including eight programs in clinical development. We expect increases in non-indiplon related research and development expense in the future as we seek to continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     General and administrative expenses increased to $5.4 million for the third quarter of 2004 compared with $5.3 million during the same period last year. The increase in expenses from 2003 to 2004 resulted primarily from the addition of administrative personnel needed to support broader research and development activities and the implementation of our commercialization strategy.

     Interest income decreased to $2.1 million during the third quarter of 2004 compared to $3.7 million for the same period last year. The decrease primarily resulted from lower realized gains on investments due to lower cash and investment balances.

     Net loss for the third quarter of 2004 was $1.6 million, or $0.05 per share, compared to $9.8 million, or $0.31 per share, for the same period in 2003. The decrease in the net loss resulted primarily from revenue recognized from milestone achievements under the indiplon collaboration with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development process.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The following table summarizes our primary sources of revenue:

	Nine Months Ended
	September 30,
	2004	2003
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$60,783	$104,346
GlaxoSmithKline	5,500	5,459
Taisho	—	1,144
Wyeth	—	8

Total revenue under collaboration agreements	66,283	110,957
Grant income	408	986

Total revenues	$66,691	$111,943

     Revenues were $66.7 million for the first nine months of 2004 compared to $111.9 million for the respective period last year. The decrease in revenues for the nine months ended September 30, 2004, compared to the respective period in 2003, results primarily from decreases in revenue recognized under our collaboration agreement with Pfizer. During the first nine months of 2004 we recognized $12.3 million from Pfizer for sponsored development funding compared to $77.3 million for the same period last year. The $65.0 million decrease is due to the winding down of the Phase III clinical program for indiplon. During the first nine months of 2004, we also recognized $28.0 million from amortization of up-front license fees compared to $27.0 million for the same period last year. This increase in license fee revenue is due to the timing of the license fee recognition which began in February 2003, upon approval of the collaboration agreement with Pfizer. We also recognized $20.5 million in milestone payments during the first nine months of 2004 for the successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon. Under our agreement with GlaxoSmithKline, we recognized $5.0 million in sponsored research and license fees for the first nine months of 2004 and $5.5 million for the respective period in 2003. We also recognized $0.5 million in milestone revenue during 2004 under the GSK agreement for selection of a development candidate in our CRF research program. Revenues recognized under the Taisho agreement totaled $1.1 million during the first nine months of 2003. This $1.1 million decrease in Taisho revenue is due to the restructuring of our collaboration agreement whereby we reacquired the worldwide rights to our diabetes drug candidate.

     Research and development expenses decreased to $81.7 million for the first nine months of 2004 compared with $138.2 million for the respective period in 2003. This $56.5 million decrease in research and development expenses is primarily due to the winding down of our Phase III program for indiplon (for insomnia) which is near completion, offset by increased research and development expenses in other programs. External development costs incurred related to indiplon for the first nine months of 2004 were $20.3 million compared to $92.2 million for the same period last year. This decrease of $71.9 million is due to the tapering of our indiplon program as it nears completion. The decrease in indiplon spending was partially offset by a $5.0 million increase in external development costs for our other clinical programs when comparing the first nine months of 2004 to 2003. Additionally, personnel costs have increased by $4.3 million, from $20.1 million in the nine months of 2003 to $24.4 million for the nine months ending September 30, 2004. Laboratory costs have increased from $8.5 million in the first nine-months of 2003 to $12.1 million in the first nine-months of 2004.

The increase in personnel and laboratory costs is related to the expansion of non-indiplon research and development activities. We expect increases in non-indiplon related research and development expense in the future as we seek to continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     General and administrative expenses increased to $16.2 million for the nine months ended September 30, 2004 compared with $15.2 million during the same period last year. The increase in expenses from 2003 to 2004 resulted primarily from the addition of administrative personnel needed to support broader research and development activities and the implementation of our commercialization strategy and increased insurance costs.

     Interest income decreased to $6.9 million during the first nine months of 2004 compared to $8.5 million for the same period last year. The decrease primarily resulted from lower realized gains on investments due to lower cash and investment balances.

     Net loss for the first nine months of 2004 was $25.2 million, or $0.70 per share, compared to $33.4 million, or $1.07 per share, for the same period in 2003. The decrease in the net loss resulted primarily from revenue recognized for milestone achievements in the indiplon collaboration with Pfizer. Net losses are expected to continue this year as our programs continue to advance through the various stages of the research and clinical development process.

     To date, our revenues have primarily come from funded research and achievements of milestones under corporate collaborations. The nature and amount of these revenues may fluctuate substantially from period to period, which would affect our quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2004, our cash, cash equivalents, and short-term investments totaled $324.3 million compared with $453.2 million at December 31, 2003. The decrease in cash and investment balances from December 31, 2003 to September 30, 2004 resulted primarily from the cash payment to Wyeth of $50.0 million for its portion of the indiplon royalty stream, a $27.6 million reduction in payables related to clinical trials and our net loss of $25.2 million.

     Net cash (used in) provided by operating activities during the first nine months of 2004 was $(70.9) million compared with $38.8 million during the same period last year. This fluctuation resulted primarily from the receipt of the initial licensing payment from Pfizer for $100.0 million in the first quarter of 2003.

     Net cash provided by (used in) investing activities during the first nine months of 2004 was $12.3 million compared to $(155.5) million for the same period in 2003. This fluctuation resulted primarily from the cash payment of $50.0 million to Wyeth in the first quarter of 2004 for its portion of the indiplon royalty stream. The increase in net cash provided by investing activities also resulted in part from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. In particular, during the third quarter of 2003, a portion of the net cash proceeds from our common stock issuance were used to purchase investments. We expect similar fluctuations to continue in future periods. Purchases of property and equipment increased from $33.0 million in the first nine-months of 2003 to $47.6 million for the same period in 2004, primarily due to the construction of our new corporate facility. Capital equipment purchases for 2004 are expected to be approximately $11.0 million and will be financed primarily through debt arrangements.

     Net cash provided by financing activities during the first nine months of 2004 was $37.4 million compared with net cash provided by financing activities of $196.3 million for the respective period last year. This fluctuation resulted primarily from the issuance of 3.75 million shares of our common stock in September 2003 yielding net cash proceeds of $187.4 million. During the first nine months of 2004, we also financed $31.0 million through our construction loan for the construction of our new facility, compared to $13.7 million for the same period last year. Cash proceeds from the issuance of common stock under option programs decreased by $3.1 million in the current nine-month period compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

     During the third quarter of 2004, we completed construction of a new facility. Land acquisition and construction costs for this facility were financed through the net proceeds of the sale of our previous headquarters and a construction loan through a commercial bank. As of September 30, 2004, approximately $57 million was outstanding under the construction loan. The construction loan requires a guaranty deposit of $17.5 million to be maintained at the bank for the duration of the loan. On October 28, 2004 the existing construction loan was repaid and the guaranty deposit was released to us. The construction loan was replaced with a $49.5 million loan secured by a first mortgage on the property. This new loan bears interest at a rate of 6.48% per annum, and is being amortized over on a period of 30 years, with a balloon payment due on the tenth anniversary of the loan.

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

INVESTMENT AND INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on September 30, 2004, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates would harm our business. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail or our collaborators or licensees fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop, our ability to receive product or royalty revenues and our liquidity and capital resources. All of our products are in research and development and we have not yet received regulatory approval to commercialize any product from the FDA or any other regulatory body. In addition, we have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

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

     Based on the results of the Phase III clinical trials on indiplon, we have assembled and filed with the FDA an NDA for the immediate release formulation (IR) and are currently assembling, and plan to file in November 2004, an NDA for the modified release formulation (MR).. We face the risk that we may not successfully complete and submit the indiplon MR NDA on our projected timeline including risk that the data necessary for filing may not be collected or compiled within our projected timeframe. If we are forced to delay our indiplon MR NDA or the FDA rejects either or both of our NDAs or finds them incomplete or insufficient, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDAs are approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

     Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We are currently conducting Phase III clinical trials in our indiplon development program for insomnia. This is our most advanced clinical program and represents a significant portion of our total clinical development activities and expenditures. If the FDA determines that we have failed to demonstrate that indiplon is safe and efficacious for the targeted patient populations or if the FDA does not approve the proposed indiplon product labeling, our business and reputation would be harmed and our stock price would be negatively affected.

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

     Pfizer may terminate the collaboration at any time upon 180-days written notice, subject to payment of specified amounts related to ongoing clinical development activities. If Pfizer elects to terminate the collaboration prior to FDA approval, we will be responsible for regulatory and commercialization expenses while we seek another partner to assist us in the worldwide development and commercialization of indiplon. This could cause delays in obtaining marketing approvals and sales, and negatively impact our business. If Pfizer elects to terminate the collaboration after receipt of FDA approval, we would be forced to fund the Neurocrine sales force and/or seek new marketing partners for indiplon. This could lead to loss of sales and negatively impact our business. In the event the collaboration is terminated by Pfizer, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development and commercialization and our business.

We have a history of losses and expect to incur losses and negative operating cash flows for the near future, and we may never achieve sustained profitability.

     Since our inception, we have incurred significant net losses, including net losses of $25.2 million and $30.3 million for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $257.3 million and $232.2 million as of September 30, 2004 and December 31, 2003, respectively. We were not profitable for the year ended December 31, 2003, and we do not expect to be profitable in 2004. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

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

     Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaboration agreements with Pfizer, GlaxoSmithKline, Wyeth and Eli Lilly and Company. Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:

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

     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GlaxoSmithKline and the excitatory amino acid transporters we license from the Oregon Health Sciences University. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine and melanocortin subtype 4 we license from the University of Michigan, will be important for future collaborations for our GnRH and melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

     All of our product candidates are in research or development and, while we have filed an NDA in October 2004 for our first drug candidate, indiplon (IR), and we expect indiplon to be commercially available in 2005, there is the possibility that it will not be commercially available during 2005, if at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these people could impede the achievement of our development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy. All of our consultants are employed by employers other than us. They may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are evaluating our internal controls systems in order to allow management to report on, and our Registered Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We continue to perform the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

The price of our common stock is volatile.

     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $41 per share to approximately $70 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A discussion of our exposure to, and management of, market risk appears in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Investment and Interest Rate Risk.”

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     In July 2004, we implemented an enterprise resource planning (ERP) system, designed to align and integrate our employees, processes and technology through software applications. Additionally, the new ERP system has been designed to allow the Company to retain the control and integrity of its information systems as it grows in the future. The ERP system includes enterprise financial reporting applications (general ledger, fixed assets, forecasting, purchasing, accounts payable) and human resources applications (benefits administration, recruiting, administration). We believe that throughout the implementation process, we have maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce adequate records for preparation of financial information. There were no other significant changes in the Company’s internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Section 404 of the Sarbanes-Oxley Act requires company management to assess and report on the company’s internal controls. It also requires a company’s independent, outside auditors to issue an “attestation” to management’s assessment, as well as assess the proper design and function of internal controls. The Company is required to comply with this requirement for the first time as of December 31, 2004 and has substantially completed the documentation to comply with this standard and is now completing management’s testing of internal controls. We expect to comply with the reporting disclosure requirements of Section 404 by our year ending December 31, 2004.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 27, 2004, the Salk Institute filed a demand for arbitration with the American Arbitration Association seeking information and additional milestone payments from us arising out of a 1993 licenses agreement. The parties entered into an agreement on September 17, 2004, resolving the dispute. The resolution of the matter did not have a material effect on our business, financial condition, or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

3.1	Restated Certificate of Incorporation(1)

3.2	Bylaws(1)

3.3	Certificate of Amendment of Bylaws(1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officerpursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Actof 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in suchfiling.

     (B) REPORTS ON FORM 8-K.

     None

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2004	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)