Form 10-K
period 2004-12-31
NEUROCRINE BIOSCIENCES INC
filed 2005-02-16
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number: 0-22705

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0525145 (I.R.S. Employer Identification Number)

12790 El Camino Real, San Diego, CA (Address of principal executive office)	92130 (Zip Code)

Registrant’s telephone number, including area code: (858) 617-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

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

     The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2004 totaled approximately $1,425,867,000 based on the closing stock price as reported by the Nasdaq National Market.

     As of February 11, 2005, there were 36,597,493 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2004 are incorporated by reference into Part III of this report.
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

ITEM 1. BUSINESS

     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. We currently have 12 programs in various stages of research and development, including eight programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for four of our programs. Our lead clinical development program, indiplon, is a drug for the treatment of insomnia. We currently are preparing two reformatted New Drug Applications (NDAs) for resubmission to the United States Food and Drug Administration (FDA), with respect to indiplon.

Our Product Pipeline

     The following table summarizes our most advanced product candidates currently in clinical development and those currently in research, and is followed by detailed descriptions of each program:

Program	Target Indication	Status	Commercial Rights
Products under clinical development:
Indiplon	Insomnia	Registration/	Pfizer/Neurocrine
Phase III
GnRH Antagonist	Endometriosis	Phase I	Neurocrine
Altered Peptide Ligand	Multiple Sclerosis	Phase II	Neurocrine
Altered Peptide Ligand	Type 1 Diabetes	Phase II	Neurocrine
CRF R1 Antagonist	Anxiety and Depression	Phase I	GlaxoSmithKline/
Neurocrine
CRF R2 Peptide Agonist — Urocortin 2	Cardiovascular/Endocrine	Phase I	Neurocrine
GnRH Antagonist	Benign Prostatic	Phase I	Neurocrine
Hyperplasia
Melanocortin Receptor Antagonist	Cachexia	Development	Neurocrine

Research:
CRF R1 Antagonist	Anxiety, Depression,	Research	GlaxoSmithKline/
	Gastrointestinal		Neurocrine
Disorders
CRF R2 Antagonist	Psychiatric Disorders,	Research	GlaxoSmithKline/
	Eating Disorders		Neurocrine
GnRH Antagonist	Endometriosis, Benign	Research	Neurocrine
Prostatic Hyperplasia
Melanocortin Receptor Agonist	Obesity, Pain, Anxiety	Research	Neurocrine
Melanin Concentrating Hormone Antagonist	Depression, Obesity,	Research	Neurocrine
Anxiety
Adenosine 2A Receptor Antagonists	Parkinson’s Disease	Research	Neurocrine/Almirall
Sleep Program	Insomnia	Research	Neurocrine

     “Registration” indicates that we or our collaborators are in the process of assembling clinical data for submission of an NDA to the FDA for regulatory approval of the drug candidate.

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

Products under Clinical Development

   Indiplon

     Insomnia is a neurological disorder with approximately 84 million adults in the United States reporting trouble sleeping a few nights per week or more, according to Mattson Jack (an epidemiological database used to determine the prevalence of a disease or disorder). Mattson Jack also states that approximately 25 million adults in the United States experience chronic insomnia, having trouble sleeping every night or almost every night. According to IMS Health, the United States insomnia market was $1.8 billion in 2003 and was expected to exceed $2.1 billion in 2004. In addition, according to the National Sleep Foundation (2003), frequent sleep problems in individuals that are 55 to 84 years old, if ignored, can complicate the treatment of other medical conditions, including arthritis, diabetes, heart and lung disease and depression.

     Researchers have found that insomnia can be treated by drugs that interact with the site of action of a natural brain chemical involved in promoting and maintaining sleep. This chemical is called gamma amino-butyric acid, or GABA, and the site of action is called the GABA-A receptor. During the 1980s, drugs that non-selectively target the GABA-A receptor, known as benzodiazepines, were used as sedatives to treat insomnia. This class of drugs produces several undesirable side effects, including negative interactions with other central nervous system depressants, such as alcohol, the development of tolerance upon repeat dosing, and rebound insomnia, or the worsening of insomnia following discontinuation of dosing. Additional side effects, due to the long half-life, or the duration of action of a compound, associated with this class of drugs include next-day residual sedation effects and impairment of coordination and memory. Memory impairment, which can include amnesia for events occurring prior to and after drug administration, is of particular concern in the elderly who comprise approximately 24% of the total insomnia population according to Mattson Jack (2004).

     During the late 1980s, a class of drugs known as non-benzodiazepines was developed to target a specific site on the GABA-A receptor. The non-benzodiazepines have a reduced incidence of side effects that are believed to be attributable to binding more selectively on a GABA-A receptor subtype than the benzodiazepines. The most popular of the non-benzodiazepines are marketed in the United States as Ambien® and Sonata®. Ambien® is the current market leader, with approximately $1.8 billion in worldwide sales in 2004, according to Sanofi-Synthelabo, with sales growing in excess of 15% per year.

     We obtained the rights to indiplon for the treatment of insomnia through an exclusive worldwide sublicense that we entered into with DOV Pharmaceutical, Inc. in June 1998. Indiplon, is a non-benzodiazepine GABA-A receptor agonist which acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics. However, preclinical studies suggest that indiplon has fewer side effects than the currently marketed non-benzodiazepines, including Ambien® and Sonata®. In our Phase II and III clinical studies, indiplon demonstrated efficacy with no significant next-day residual sedation effects at clinically relevant doses.

     We are developing both an immediate release (IR), or short acting, capsule and a modified release (MR), or longer acting, tablet of indiplon to address the different needs of the insomnia patient population. To develop these two different formulations, we have capitalized on important features of indiplon, its rapid absorption and its short half-life in the body. Based on our clinical studies, we have determined that the concentration of indiplon in the bloodstream reaches levels high enough to induce sedation approximately 15 minutes after the patient takes the pill. Indiplon is then rapidly metabolized and eliminated. This results in rapid sleep onset followed by rapid elimination of the drug from the body, reducing the risk of next-day residual sedation effects.

     We believe that together, these two formulations of indiplon will address the most prevalent forms of insomnia — difficulty falling asleep; difficulty staying asleep; and middle of the night awakenings, with difficulty getting back to sleep. The immediate release capsule can be used by patients who have trouble falling asleep or who wake up in the middle of the night and cannot get back to sleep. The modified release tablet can be used by patients to rapidly induce sleep and maintain sleep through the night. Our indiplon program is one of the most comprehensive clinical programs addressing the multiple needs of both younger and older adult patients with various forms of insomnia such as sleep initiation, sleep maintenance, middle of the night awakening, and long term administration.

     In October 2004, we submitted a new drug application (NDA) to the United States Food and Drug Administration (FDA) seeking regulatory approval to market indiplon IR capsules. Additionally, in November 2004, we submitted a second NDA seeking regulatory approval to market indiplon MR tablets. The NDAs contain data from a total of 68 clinical trials which included more than 7,500 adult and elderly subjects, and over 300,000 patient exposures, and more than 80 preclinical studies. The data reported from these trials consistently has met both primary and secondary endpoints demonstrating the efficacy and safety of indiplon.

     In December 2004, we were notified by the FDA that our IR NDA was not accepted due to difficulties encountered in navigating the electronic NDA. The navigation issues are related to technical difficulties with electronic navigation and do not pertain to the content of the filing. Following this notification, we decided to withdraw the MR application to update potential similar electronic navigation issues. We met with the FDA to discuss our refiling plans and based on their input, we plan to refile the IR NDA at the end of the first quarter or beginning of the second quarter 2005 and refile the MR NDA in the second quarter of 2005. This allows us to address the navigational issues within the NDA filings, and allows us to update certain presentations consistent with our refiling plans. Filing the MR NDA in the second quarter of 2005 will allow us to incorporate Phase III data from an additional MR study which will be available in the first quarter of 2005.

 GnRH Antagonist

     Gonadotropin-releasing hormone, or GnRH, is a brain peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis, uterine fibroids and benign prostatic hyperplasia. Other companies have developed several peptide drugs on this principle, such as Lupron® and Zoladex®, and according to Datamonitor, the annual worldwide sales in 2003 for these drugs were approximately $2.3 billion. However, since these drugs are peptides, they must be injected rather than taken orally. In addition, these types of agonists take up to several weeks to exert their effect, a factor not seen with direct gonadotropin-releasing hormone antagonists, and until these drugs exert their effects, they have shown a tendency to exacerbate the condition. We believe that there is a large potential market for an orally delivered gonadotropin-releasing hormone antagonist.

     Our current GnRH clinical efforts are focused on providing new treatments for endometriosis and benign prostatic hyperplasia (BPH). According to Mattson Jack (2005), there are more than 5.9 million women in the United States who are clinically recognized as having chronic endometriosis. Of those afflicted, approximately 200,000 patients are treated in an inpatient setting, and approximately 250,000 are treated in an outpatient setting, according to a 1998 National Patient Profile audit. We believe that the availability of an oral treatment, lacking the side effect profile of the currently available peptide agonists, may be an alternative to surgery and encourage a higher treatment rate.

     Enrollment in a Phase I clinical trial with a second generation GnRH candidate for endometriosis was initiated in September 2003. This trial is a combination single dose, followed by multiple escalating doses, over a six week period in 60 healthy pre-menopausal women to assess the safety, pharmacokinetics, and pharmacodynamics of the compound. Results from this trial are expected in early 2005 and we expect to initiate a three-month Phase II trial in endometriosis patients to establish efficacy and tolerability of our lead endometriosis drug candidate during 2005.

     BPH is an enlargement of the prostate gland and affects approximately 32% of men over age 60 according to Mattson Jack (2004). Scientists have determined that dihydrotestosterone (DHT), a derivative of testosterone, is the primary cause of prostate enlargement. Scientists also have noted that men who do not generate DHT do not develop BPH . Although BPH affects an estimated 31 million men in the United States, only 5 million have been diagnosed and less than 1 million actually receive treatment (Mattson Jack 2004). United States sales of current treatments for BPH were in excess of $1.0 billion in 2004 (IMS Health). During 2004, we conducted a Phase I single dose study to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of GnRH in healthy males. The results of this trial demonstrated that GnRH effectively reduced testosterone production when compared to placebo.

  Altered Peptide Ligand

     The American Autoimmune Related Diseases Association estimates that approximately 50 million people in the United States suffer from autoimmune diseases such as multiple sclerosis, rheumatoid arthritis, Type 1 diabetes, systemic lupus erythematosus and thyroiditis. The immune system typically protects an individual from disease agents, such as viruses, by recognizing and destroying those foreign substances using specialized blood cells, called lymphocytes. Occasionally, however, some lymphocytes arise that inappropriately recognize the body’s own tissues as an invader and begin to attack normal healthy tissue, resulting in an autoimmune disease. While the mechanism through which the lymphocyte initiates the autoimmune disease is still unknown, the development of drugs that specifically suppress the action of self-reactive lymphocytes or restore the function of regulatory cells may prove advantageous for the prevention, cure or treatment of autoimmune disease.

     One type of lymphocyte involved in the immune response to self or foreign substances is the T cell. T cells detect antigens, which are foreign substances, such as viruses or bacteria, and destroy them. Our scientists have determined based on a series of experiments, that specific amino acid residues within a peptide sequence of an antigen are required for T cell recognition and subsequent cellular activation. The structure of such a peptide fragment can be specifically altered so that it will not properly activate the T cell. This altered peptide ligand can thus prevent the T cell from destroying its target, or in the case of an autoimmune reaction, prevent the T cell from destroying the healthy tissue.

     Multiple Sclerosis. Multiple sclerosis is a chronic autoimmune disease characterized by recurrent attacks of neurological dysfunction due to damage in the central nervous system. The classic clinical features of multiple sclerosis include impaired vision and weakness or paralysis of one or more limbs. In a recent study of multiple sclerosis patients, the peak age of onset was between the ages of 20 and 25 with approximately 10% of these patients experiencing their first symptoms after the age of 50. According to the National Multiple Sclerosis Society, there are approximately 400,000 cases of multiple sclerosis in the United States. Currently available treatments for multiple sclerosis offer only limited efficacy. Doctors often prescribe steroids to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immune-suppressive agents has shown limited success. Nevertheless, worldwide sales of multiple sclerosis therapies are projected to reach $3.7 billion in 2005 according to Datamonitor.

     We designed a novel altered peptide ligand based on myelin basic protein that would target the autoreactive T cells that cause neurological damage in multiple sclerosis. We have completed Phase I clinical trials and two Phase II clinical trials of our altered peptide ligand for the treatment of multiple sclerosis. One of the Phase II placebo-controlled studies showed a reduction in the total volume of new enhancing lesions (a marker for multiple sclerosis) in the central nervous system for 57% of the patients in the lowest dose group compared to 25% in the control group. However, allergic reactions were seen in approximately 10% of patients in these trials, suggesting that optimal dosing may be at lower levels than those selected for the trials.

     In July 2003, we initiated a third Phase II clinical trial for our altered peptide ligand for the treatment of relapsing multiple sclerosis to further define safety and efficacy. This multicenter, randomized, double-blind, placebo-controlled trial will evaluate safety and tolerability of our compound vs. placebo in approximately 150 patients. Enrollment in this study was completed during the first quarter of 2005, with data expected in early 2006.

     Type 1 Diabetes. Utilizing our experience in the development of altered peptide ligands for multiple sclerosis, we have extended this approach to Type 1 or insulin dependent diabetes mellitus, which is a metabolic disease in which the body does not produce enough insulin. Like multiple sclerosis, in Type 1 diabetes the immune system erroneously targets healthy tissue, in this case the pancreatic cells responsible for the production of insulin. According to the International Diabetes Federation, Type 1 diabetes is one of the most prevalent chronic childhood conditions worldwide, afflicting approximately 4.9 million patients. Diabetics often suffer from a number of complications of the disease, including heart disease, circulatory problems, kidney failure, neurological disorders and blindness. Current therapy for Type 1 diabetes consists of daily insulin injections to regulate blood glucose levels, which does not cure, nor prevent, the disease. Worldwide sales of diabetes therapies reached $12 billion in 2002 according to Research and Markets (2004).

     We believe that an altered peptide ligand specific for autoimmune T cells involved in diabetes may stop the destruction of the insulin-secreting cells in early onset Type 1 diabetic patients, thus allowing them to delay or avoid chronic insulin therapy. In preclinical studies, our altered peptide ligand was capable of eliciting a protective immune response and reducing the incidence of diabetes. In addition, experiments using immune cells derived from the blood of Type 1 diabetes patients indicate that patients’ immune cells recognize our altered peptide ligand. This suggests that this compound may have the potential to intervene in the disease process in humans. We have completed four Phase I/IIa safety and dose escalating clinical trials in approximately 120 diabetic patients. Data from these trials indicates that the compound is safe and well tolerated. A double blind, placebo-controlled, multi-center, Phase IIb clinical study in adolescent and adult patients with new onset Type 1 diabetes is currently underway. This study is a 188 patient dose response, efficacy and safety trial which will involve dosing over a two-year period at approximately 20 medical sites in Canada, Europe and South Africa. Enrollment was completed in the first quarter of 2004. Interim analysis of study results is expected in the second half of 2005, with final results in 2006.

  Corticotropin-Releasing Factor

     According to Mattson Jack, in 2004 over 22 million people in the United States had symptoms of depression. The National Institute of Mental Health also indicated that over 13% of the United States population had an anxiety disorder in 2004. In 2003, the market for depression therapeutics was $13 billion according to IMS Health. However, there remain significant unmet medical needs. The leading drug class, known as the selective serotonin reuptake inhibitors, is ineffective or intolerable in one-third of patients. These drugs frequently require as long as three weeks to take effect and have significant adverse side effects such as sexual dysfunction. Therefore, a rapid acting antidepressant with fewer side effects would represent a major advance in the treatment of depression.

     Depression. Depression is one of a group of neuropsychiatric disorders that is characterized by extreme feelings of elation and despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. Researchers believe that depression results from a combination of environmental factors, including stress, as well as an individual’s biochemical vulnerability, which is genetically predetermined. The most frequently prescribed antidepressant therapies are selective serotonin reuptake inhibitors such as Zoloft®, Paxil®, Lexapro® and Prozac®, which act to increase the levels of serotonin and several other chemicals in the brain. However, because these drugs affect a wide range of neurotransmitters, they have been associated with a number of adverse side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. In addition, one of the biggest limitations of most existing antidepressant therapies is their slow onset of action.

     Anxiety. Anxiety is among the most commonly observed group of central nervous system disorders, which includes phobias or irrational fears, panic attacks, obsessive-compulsive disorders and other fear and tension syndromes. Of the pharmaceutical agents that other companies currently market for the treatment of anxiety disorders, benzodiazepines, such as Valium® and Xanax®, and the anxiolytics BuSpar® and Effexor® as well as certain generic equivalents are the most frequently prescribed. Several side effects, however, limit the utility of these anti-anxiety drugs. Most problematic among these are drowsiness, the inability to stand up, amnesia, drug dependency and withdrawal reactions following the termination of therapy.

     Researchers have identified what they believe to be the central mediator of the body’s stress responses or stress-induced disorders (including depression and anxiety). This mediator is a brain chemical known as corticotropin-releasing factor, or CRF. CRF is overproduced in clinically depressed patients and individuals with anxiety disorders. Current research indicates that clinically depressed patients and patients with anxiety experience dysfunction of the hypothalamic-pituitary-adrenal axis, the system that manages the body’s overall response to stress. This amplifies production of CRF, and induces the physical effects that are associated with stress that can lead to depression or anxiety. The novelty and specificity of the CRF mechanism of action and the prospect of improving upon selective serotonin reuptake inhibitor therapy represents a market opportunity both to better serve patients and expand overall treatment of depression. We also believe that CRF offers a novel mechanism of action that may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects in anxiety as compared to benzodiazepines.

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

     The first clinical trial to offer evidence of proof of concept of CRF antagonists in addressing depression (and anxiety as a co-examined variable) was a Phase IIa open label trial we conducted in 1999 pursuant to collaborations with Janssen in the field of CRF antagonists. Results from this trial indicated that the drug candidate was safe and well tolerated and demonstrated anti-depressant activity as measured by a widely-accepted depression scale known as the Hamilton Depression Scores. In this trial, the drug candidate was administered to 20 patients with major depressive disorders. Results from the trial, as reported in the Journal of Psychiatric Research, showed that treatment response, as defined by more than a 50% reduction in Hamilton Depression Scores, occurred in 50% of the patients in the low dose group and 80% of the patients in the higher dose group. Additionally, the drug candidate demonstrated a reduction in Hamilton Anxiety Scores from baseline in both treatment groups at all times after dosing. While development of our first generation CRF antagonist was discontinued for safety reasons by our collaborator Janssen, we were encouraged by these results which we believe support the hypothesized mechanism of action. Our CRF antagonist research collaboration with Janssen was terminated in March 2002.

     In July 2001, we announced our second CRF antagonist collaboration, a worldwide collaboration with GlaxoSmithKline, to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, GlaxoSmithKline will sponsor and we jointly will conduct a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The sponsored research portion of the collaboration will be completed in 2005.

     During 2004, GSK advanced one of the lead CRF R1 receptor antagonists drug candidates arising out of our collaboration into Phase I clinical trials. The trial is a double-blind, placebo controlled, single dose study to evaluate safety and pharmacokinetics of a range of escalating doses. Results from this Phase I trial are expected in mid-2005. Following the completion of this Phase I trial, we expect to further evaluate this lead CRF R1 drug candidate in extended Phase I and Phase II proof of concept trials.

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

     Irritable bowel syndrome is a gastrointestinal inflammatory disease that affects approximately 30 million people in the United States, accounting for over $25 billion in direct and indirect costs each year, according to the International Foundation for Functional Gastrointestinal Disorders. Irritable bowel syndrome can be a lifelong, intermittent disease, involving chronic or recurrent abdominal pain and frequent diarrhea or constipation. Some patients with irritable bowel syndrome report the onset of symptoms of the disease following a major life stress event, such as death in the family, which suggests that the causes of irritable bowel syndrome may be related to stress. In addition, most irritable bowel syndrome sufferers also experience anxiety and depression. We plan on advancing a compound into preclinical testing during 2005, and into Phase I clinical trials in 2006, targeting irritable bowel syndrome.

  CRF R2 Peptide Agonist—Urocortin 2

     Urocortin 2 is a recently discovered endogenous peptide ligand of the CRF-R2 receptor present in the cardiovascular system, notably the heart and cerebral arterial system. Urocortin 2 plays a role in the control of the hormonal, cardiovascular, gastrointestinal, and behavioral responses to stress, and has an array of effects on the cardiovascular system and metabolism. Based on preclinical efficacy and safety data, together with its known role in human physiology, we believe that applications of urocortin 2 may have positive hemodynamic effects on cardiac output and blood pressure which may benefit patients with acute congestive heart failure (CHF). In the case of acute symptomology, many CHF patients will eventually experience a rapid deterioration and require urgent treatment in the hospital. There is an estimated one million hospitalizations each year in the US for the condition of acute congestive heart failure (Mattson Jack, 2005).

     CHF is a condition where the heart cannot pump enough blood to supply all of the body’s organs. It is a result of narrowing of the arteries combined with high blood pressure, which results in increased respiration as well as edema from water retention. Current treatment options include a cocktail of drugs consisting of diuretics to remove excess water, beta blockers and digitalis to improve heart muscle contraction, and/or ACE inhibitors and vasodilators to expand blood vessels. According to the American Heart Association 2004 report, nearly 5 million people experience CHF and about 550,000 new cases are diagnosed each year in the United States. CHF becomes more prevalent with age and the number of cases is expected to grow as the overall age of the population increases.

     During 2004, we initiated a Phase I clinical trial to evaluate the safety, pharmacokinetics, and pharmacodynamics of urocortin 2 in healthy volunteers. We expect this Phase I study to transition into a Phase I/II dose escalating clinical trial involving patients with mild to moderate CHF in 2005. We also continue to study the utility of this compound in endocrine, metabolic, and cardiovascular disorders. We licensed urocortin 2 from the Research Development Foundation to further expand our franchise in CRF.

  Melanocortin Receptor Antagonist

     Melanocortin receptors are proteins on the surface of cells that help regulate some body functions such as eating and skin color. Researchers discovered that one of the melanocortin receptor subtypes, subtype 4, plays an important role in the mechanism regulating appetite and body weight. The subtype 4 receptor is activated by melanocyte stimulating hormone. When melanocyte stimulating hormone is injected into the brain, it reduces food intake and body weight. Responses have included the apparent increase in basal metabolic rate and lowering of serum insulin levels. The endogenous peptide antagonist of the central melanocortin subtype 4 receptor has been shown to increase food intake over a sustained period of time after a single brain injection, and this observation has prompted significant interest in diseases such as cancer- and AIDS-related cachexia. We have screened our small molecule library and identified highly potent, selective orally active melanocortin subtype 4 receptor antagonist compounds which are in preclinical trials. We expect to start Phase I clinical trials in the first half of 2005.

Research

     Our research focus is on addressing diseases and disorders of the central nervous system and endocrine system, which includes stress-related disorders, neurodegenerative diseases, and eating disorders. Central nervous system drug therapies represent the second largest sector of the worldwide drug market, accounting for over $62 billion in worldwide drug sales in 2003 according to Datamonitor. Additionally, central nervous system drug therapies experienced a growth rate of approximately 21% during 2003 according to Datamonitor.

  CRF R1 Antagonist

     As mentioned previously, the CRF R1 antagonist has been identified by researchers to be the central mediator of the body’s stress responses or stress related disorders. Through our collaboration with GSK, development and evaluation of compounds for stress-related disorders continues, with a plan to move two new compounds into preclinical testing in 2005.

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

  GnRH Antagonists

     As previously mentioned, GnRH may be useful in treating certain hormone dependent diseases. Our discovery work in GnRH continues to focus on endometriosis and benign prostatic hyperplasia as we continue to search for additional candidates for preclinical and clinical trials.

  Melanocortin Receptor Agonist

     As previously mentioned, the melanocortin receptor, subtype 4, plays an important role in the mechanism regulating appetite and body weight. In addition, the melanocortin receptor subtype 4 is implicated in anxiety and pain responses, and peptide and small molecule melanocortin receptor subtype 4 antagonists reduce anxiety and stress induced behaviors, as well as chronic pain in preclinical testing. We believe that an orally active subtype 4 agonist may provide a novel approach to the treatment of obesity, anxiety, stress and/or pain.

  Melanin Concentrating Hormone Antagonist

     Recent studies suggest that melanin concentrating hormone, or MCH, plays a role in the regulation of eating behavior. Based on these findings, we believe that blocking the effect of MCH with a small molecule antagonist may represent a novel approach to the treatment of obesity. Additional indications include anxiety and depression. Through our research efforts, we have identified and screened small-molecule, orally-active compounds which will block the activity of MCH at its receptor. We believe that these compounds may provide a novel therapeutic strategy for treating obesity, anxiety and depression.

  Adenosine 2A Receptor Antagonists

     In October, 2004, we entered into a licensing agreement with Almirall Prodesfarma, S.A. for the development of adenosine 2A receptor antagonists for Parkinson’s disease. Adenosine 2A receptor antagonists have been shown to be effective in both pre-clinical models of Parkinson’s disease and in clinical trials with Parkinson’s disease patients. This subtype of receptors for the neuromodulator adenosine is selectively localized on neurons in the brain that also express dopamine D2 receptors. The function of these neurons is impaired by the dopamine depletion that occurs in Parkinson’s disease and antagonism of adenosine 2A receptors can help to restore normal function. We expect to identify a lead development candidate in 2005.

  Sleep Program

     Insomnia has several dimensions and numerous co-morbidities. We are developing the non-benzodiazepine GABA-A agonist, indiplon for the treatment of insomnia in most of its forms. There are other central nervous system pathways that are involved in sleep regulation in addition to the GABA-A channel, and we have generated potent, orally active small molecule modulators of another pathway to regulate sleep and treatment of insomnia. We believe this approach would be complementary to our indiplon program.

Our Discovery Technology

     We utilize a proprietary approach to small molecule drug design that we refer to as multi-channel technology.

     Multi-Channel Discovery™. The advent of molecular biology, culminating recently in the cloning of the human genome, has opened up a vast array of receptors as potential targets for drug discovery. Over the past ten years numerous new technologies have been developed to try to speed the identification of small molecule drugs. These technologies have mainly relied on the creation of large chemical libraries utilizing combinatorial chemistry, automated synthesis of compounds and ultra-high throughput screening machines to test hundreds of thousands of compounds against a particular receptor. While we utilize all of these technologies, we have taken the science to the next step, which we call Multi-Channel Discovery, or MCD™.

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

     The power of MCD however, lies not in its application to a single receptor as a drug target but in the database of compounds that are characterized and isolated for the next target from the same class of receptors. Our current focus is on G-protein-coupled receptors. MCD is not a static process, but one that becomes more powerful, more predictive, and more efficient with each subsequent use. It is an artificial intelligence system applied to drug design. More recent enhancements using commercially available software now allow us to “grow” new molecules from an initial seed template that satisfy predetermined arrays of features -often 2-D or 3-D pharmacophore. This generates new ideas that the medicinal chemist may not have originally considered and therefore offers another option when engaged in “lead-hopping” activities.

     In connection with our multi-channel technology, we utilize other advanced technologies to enhance our drug discovery capabilities and to accelerate the drug development process. These technologies include:

     High-Throughput Screening. We have assembled a chemical library of diverse, low molecular weight organic molecules for lead compound identification and we have implemented robotics screening capabilities linked to our library of compounds that facilitate the rapid identification of new drug candidates for multiple drug targets. We believe that our utilization of high-throughput screening and medicinal and peptide chemistry will enable us to rapidly identify and optimize lead molecules. Our chemical library is enhanced annually by computational selection of commercially available chemical libraries and further diversity is obtained through strategic collaborations such as that currently underway with Pharmacopeia.

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

Our Business Strategy

     Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

     Completing the Development and Commercialization of Our Lead Product Candidate, indiplon. We are working with our collaboration partner, Pfizer, to gain FDA marketing approval for indiplon. In October 2004, we submitted a new drug application (NDA) to the United States Food and Drug Administration (FDA) seeking regulatory approval to market indiplon immediate release (IR) capsules. Additionally, in November 2004, we submitted a second NDA seeking regulatory approval to market indiplon modified release (MR) tablets. Both NDA submissions seek FDA approval to market indiplon to treat adults and elderly with chronic and transient insomnia. The NDAs contain data from a total of 68 clinical trials which included more than 7,500 adult and elderly subjects, with over 300,000 patient exposures and more than 80 preclinical studies.

     In December 2004, we were notified by the FDA that our IR NDA was not accepted due to difficulties encountered in navigating the electronic NDA. The navigation issues are related to technical difficulties with electronic navigation and do not pertain to the content of the filing. Additionally, we decided to withdraw the MR application to update potential similar electronic navigation issues. We are currently addressing these navigation issues. We met with the FDA to discuss our refiling plans and based on their input, we plan to refile the IR NDA at the end of the first quarter or beginning of the second quarter 2005 and refile the MR NDA in the second quarter of 2005.

     During 2004, we began to design and develop our sales operations infrastructure to support our 200-person sales team that will be paid for and supported by Pfizer. During January 2005, we hired our regional sales managers to lead our sales force build. Additionally, we have training scheduled for the first wave of sales representatives during the second quarter of 2005 and will have the entire sales force in place by July 2005. We will work with Pfizer to copromote Pfizer’s antidepressant Zoloft® and to prepare for the launch of indiplon in the United States.

     Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and build our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have 12 programs in various stages of research and development, with eight projects in clinical development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

     Identifying Novel Drug Targets to Address Large Unmet Market Opportunities. We seek to identify and validate novel drug targets for internal development or collaboration. For example, the novel drug candidates we have identified to regulate CRF, which is believed to be the central mediator of the body’s stress response, may represent the first new breakthrough for anxiety and depression in over 20 years. GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-injectible means of treatment of endometriosis. Additionally, melanocortin and melanin concentrating hormone modulators are compounds that affect proteins in the brain believed to be involved in many activities of the body, including regulation of appetite and body weight. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Our team of approximately 200 biologists and chemists has a goal of delivering three innovative clinical compounds over the next five years to fuel our research and development pipeline.

     Selectively Establishing Corporate Collaborations with Global Pharmaceutical Companies to Assist in the Development of Our Products and Mitigate Financial Risk While Retaining Significant Commercial Upside. We leverage the development, regulatory and commercialization expertise of our corporate collaborators to accelerate the development of our potential products while typically retaining co-promotional rights, and at times commercial rights, in North America. We have active collaborations with:

•	Pfizer, for indiplon for the treatment of insomnia;

•	GlaxoSmithKline, for second generation corticotropin-releasing factor receptor antagonists to treat anxiety and depression and irritable bowel syndrome; and

•	Almirall, for adenosine 2A receptor antagonists for the treatment of Parkinson’s disease

     We intend to further leverage our resources by selectively entering into additional strategic alliances to enhance our internal development and commercialization capabilities by licensing our technology. We currently have strategic alliances with:

•	Wyeth, for compounds to treat neurodegenerative and psychiatric diseases; and

•	Eli Lilly, for treatments of central nervous system disorders, including obesity.

     Acquiring Rights to Complementary Drug Candidates and Technologies. We plan to continue to selectively acquire rights to products in various stages of development to take advantage of our drug development capabilities. For example, in June 1998, we licensed exclusive worldwide commercial rights for indiplon from DOV Pharmaceutical. Additionally, during 2003, we licensed our urocortin 2 product candidate from the Research Development Foundation, and in 2004 we licensed adenosine 2A receptor antagonist technology from Almirall Prodesfarma, S.A.

Our Corporate Collaborations and Strategic Alliances

     One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:

     Pfizer. In December 2002, we announced an exclusive worldwide collaboration with Pfizer to develop and commercialize indiplon. Pfizer made an upfront payment to us of $100 million and agreed to make additional pre-commercialization milestone payments of up to $300 million. Under the terms of the agreement, Pfizer is also responsible for all future third-party development, marketing and commercialization costs, with the exception of $30 million for specified development costs that we contributed towards development of indiplon during 2003 and 2004. Beginning in 2005, Pfizer is obligated to pay for and support the creation of a 200-person Neurocrine sales force that will initially promote Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States and, upon approval of the indiplon NDA, will co-promote indiplon in the United States. We will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of indiplon and Zoloft® in the United States. In addition, subject to FDA approval of indiplon and various other conditions, Pfizer has committed to loan us up to $175 million, at commercial terms, pursuant to a secured credit facility. We have granted Pfizer an exclusive license to develop and market indiplon in all markets outside the United States. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all indiplon product rights would revert to us. As of December 31, 2004, we had recorded revenues of $72.8 million in license fees, $20.5 million in milestones and $112.6 million in sponsored development. In addition, at December 31, 2004 we had $27.2 million of deferred revenue, which is being amortized over the estimated period to commercialization of indiplon.

     We obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical. Wyeth licensed the indiplon technology to DOV in 1998 in exchange for milestone payments and royalties on future sales of indiplon. On February 26, 2004, we entered into several agreements with Wyeth and DOV pursuant to which, we acquired Wyeth’s financial interest in indiplon for approximately $95 million, consisting of $50 million in cash and $45 million of the Company’s common stock. The agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, decreasing our royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a long-term asset, and the asset will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales.

     GlaxoSmithKline. In July 2001, we announced a worldwide collaboration with an affiliate of GlaxoSmithKline to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GlaxoSmithKline will conduct a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, we will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GlaxoSmithKline may terminate the agreement at its discretion upon 90-days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of December 31, 2004, we had recorded revenues of $4.5 million in license fees, $17.8 million in milestone payments, $19.1 million in sponsored research and $1.1 million in reimbursement of development costs. The research portion of this collaboration agreement is scheduled to conclude in 2005.

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

Intellectual Property

     We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. These applications have resulted in the issuance of 46 United States patents. Additionally, we have licensed from institutions such as The Salk Institute, Stanford University, Oregon Health Sciences University, DOV Pharmaceutical and others the rights to issued United States patents, pending United States patent applications, and issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that issued patents that we own or license may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.

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

     Indiplon, our leading gamma amino-butyric acid agonist compound for the treatment of insomnia, is covered in an issued United States patent, which we sublicensed from DOV Pharmaceutical. The term of the United States patent is due to expire in 2020. Additional United States patents covering synthesis, formulations and forms of indiplon were issued in 2002 and do not expire until 2020. We intend to seek additional protection of this compound through United States and foreign patent applications directed to the synthesis, formulations and various forms of indiplon, which could extend some patent protection to the year 2023. We face the risk that these patents may not issue, or may subsequently be challenged successfully. In addition to the granted and potential patent protection, the United States, the European Union and Japan all provide data protection for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data protection. This period of exclusivity is five years in the United States, six years in Japan and six to ten years in the European Union, measured from the date of FDA, or corresponding foreign, approval.

In-Licensed Technology

     During the last four years, we have in-licensed the following technologies to complement our ongoing clinical and research programs. Most of these licenses extend for the term of the related patent and contain customary royalty, termination and other provisions.

•	In October 2004, we licensed non-exclusive rights to Almirall Prodesfarma’s small molecule adenosine 2A receptor antagonists for the treatment of Parkinson’s Disease.

•	In October 2003, we licensed non-exclusive rights to corticotropin releasing factor receptor 2 deficient mice from Research Development Foundation.

•	In September 2003, we entered into a collaboration and license agreement with Pharmacopeia, Inc. relating to screening compounds against certain targets.

•	In June 2003, we licensed a non-exclusive rights to Cav3.1 human cDNA expressing cell line from University of Virginia Patent Foundation.

•	In May 2003, we entered into a collaboration and license agreement with Bicoll GmbH relating to GPCR targets.

•	In March 2003, we licensed a non-exclusive right to certain green fluorescent proteins.

•	In January 2003, we licensed exclusive rights to urocortin 2 from Research Development Foundation.

•	In December 2002, we entered into a collaboration and license agreement with Biosite Incorporated relating to high affinity antibodies.

•	In December 2002, we licensed knock-out mice to certain target genes from Deltagen, Inc.

•	In March 2001, we licensed non-exclusive rights to a saoS-2 cell line from The Sloan-Kettering Institute for Cancer Research.

•	In March 2001, we licensed a HERG cell line from Wisconsin Alumni Research Foundation.

•	In August 2000, we licensed non-exclusive rights to CRF R1 deficient mice from the Research Development Foundation.

•	In July 2000, we licensed exclusive rights to melanocortin subtype 3 receptor knock-out mice from Oregon Health Sciences University.

•	In August 1999, we licensed non-exclusive rights to the human gonadotropin-releasing hormone receptor from Mount Sinai School of Medicine.

•	In December 1998, we licensed non-exclusive rights to technology covering melanocortin subtype 4 from the University of Michigan.

•	In June 1998, we licensed exclusive worldwide rights to our sedative compound, indiplon, from DOV Pharmaceutical, Inc.

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

     There currently is a limited number of these manufacturers. Furthermore, some of the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing and packaging our product candidates in quantities sufficient for conducting clinical trials or for commercialization.

Marketing and Sales

     We currently have no distribution capabilities. In order to commercialize any of our product candidates, we must either internally develop distribution capabilities or make arrangements with third parties to perform these services. Additionally, we currently have no experience in marketing or selling pharmaceutical products. We are currently initiating sales and marketing activities for indiplon by hiring staff with experience in pharmaceutical sales, marketing and distribution.

     As part of our collaboration agreement with Pfizer, we will receive funding from Pfizer for a 200-person United States sales force. This funding commenced in 2005, and we are currently hiring our specialty sales force. Our sales force will immediately focus on detailing Pfizer’s antidepressant drug Zoloft® to psychiatrists. Upon approval of the indiplon NDA, the sales force will also co-promote indiplon to psychiatrists and sleep specialists. Pfizer will manage all aspects of distribution for both Zoloft® and indiplon.

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

     The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date we have also conducted some of our clinical trials in Europe, Oceania, and South Africa.

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

     We are developing indiplon for the treatment of insomnia. Ambien® and Sonata® are already marketed for the treatment of insomnia by Sanofi-Synthelabo and King Pharmaceuticals, Inc., respectively. Sanofi-Synthelabo is following Ambien with a controlled-release formulation of the same product (Ambien CR), which is now in registration with the FDA. Additionally, during 2004, Sepracor received approval from the FDA for Lunesta™ (eszopiclone) for the treatment of insomnia. Takeda Pharmaceuticals is developing Ramelteon®, a melatonin agonist, for insomnia, for which an NDA was filed in late 2004. H. Lundbeck A/S and Merck & Co. are developing gaboxadol, a GABA A agonist, for sleep disorders, which is currently in Phase III clinical trials.

     Products that may compete with our altered peptide ligand for multiple sclerosis, include Betaseron® and Avonex®, similar forms of beta-interferon marketed by Berlex BioSciences and Biogen Idec, respectively, Rebif® marketed by Serono, Copaxone®, a peptide polymer marketed by Teva, Rebif® marketed by Serono and Pfizer, and Tysabri® marketed by Elan and Biogen Idec.

     In the area of anxiety disorders, our product candidates will compete with well-established products such as Valium®, marketed by Hoffman-La Roche, Xanax®, marketed by Pfizer, BuSpar®, marketed by Bristol-Myers Squibb, Zoloft® marketed by Pfizer, Wellbutrin® marketed by GlaxoSmithKline and Effexor® marketed by Wyeth, among others, as well as generic alternatives for each of these products.

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

     There are a number of competitors to products in our research pipeline. Lupron Depot®, marketed by Takeda-Abbott Pharmaceuticals, and Synarel®, marketed by Pfizer, are gonadotropin-releasing hormone peptide agonists that have been approved for the treatment of endometriosis, infertility, and central precocious puberty. Additionally, Proscar®, an enzyme inhibitor marketed by Merck, and Flomax®, an alpha blocker marketed by Boehringer Ingelheim Pharmaceuticals, are both used in the treatment of benign prostatic hyperplasia. These drugs may compete with any small molecule gonadotropin-releasing hormone antagonists we develop for these indications. Anti-obesity therapeutics currently available include Xenical® from Roche Laboratories and Meridia® from Abbott Laboratories. If one or more of these products or programs are successful, it may reduce or eliminate the market for our products.

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

Employees

     As of December 31, 2004, we had 385 employees, consisting of 358 full-time and 27 part-time employees. Of the full-time employees, approximately 127 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We face the risk that we may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates would harm our business. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail or our collaborators or licensees fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop, our ability to receive product or royalty revenues, our recovery of prepaid royalties, and our liquidity and capital resources. All of our products are in research and development, and we have not yet received regulatory approval to commercialize any product from the FDA or any other regulatory body. In addition, we have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.

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

     Based on the results of the Phase III clinical trials on indiplon, we assembled and filed with the FDA a new drug application (NDA) for both the immediate release capsule (IR) and the modified release tablet (MR). The IR NDA filing was not accepted by the FDA due to difficulties encountered in navigating the electronic NDA in the common technical document (CTD) format. After reviewing the FDA’s comments on the IR NDA, we voluntarily withdrew the MR NDA filing to address related navigational issues. The IR and MR NDAs share certain CTD modules and the decision to reformat both NDAs was made to ensure technical consistency between the NDAs. We have met with the FDA to discuss our refiling plans and based on the FDA’s input and discussions with our collaboration partner Pfizer, we plan to refile the IR NDA at the end of the first quarter or beginning of the second quarter of 2005 and the MR NDA in the second quarter of 2005. This will allow us to address navigational issues within the CTD format and allow us to update certain presentations consistent with our refiling plans. Filing of the MR NDA in the second quarter will also allow us to incorporate Phase III data from an additional MR study which will be available in the first quarter of 2005. We face the risk that we may not successfully reformat and resubmit the indiplon NDAs on our projected timeline. If we are forced to delay our indiplon NDA resubmissions for any reason or the FDA rejects either or both of our NDA resubmissions or finds them incomplete or insufficient, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDAs are approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

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

     While our agreement with Pfizer requires them to use commercially reasonable efforts in the development and commercialization of indiplon, we cannot control the amount and timing of resources Pfizer may devote to our collaboration in the United States nor can we control when Pfizer will seek regulatory approvals outside of the United States. In addition, if Pfizer’s development activities in pursuing new indications and uses of indiplon are not successful or Pfizer’s sales and marketing activities for indiplon are not effective, indiplon sales and our business may be harmed.

     Decisions within the collaboration are made within a series of joint committees comprised of Neurocrine and Pfizer representatives. In the event of disagreement at the committee level, the agreement provides for elevation of the issue to a joint steering committee and thereafter to senior executives at both companies. The agreement provides that certain decisions are Neurocrine decisions, certain decisions are Pfizer decisions and certain decisions require consensus among both parties before any action can be taken. We face the risk that decisions may be delayed as a result of this resolution process. Our agreement further provides that upon occurrence of certain events, some decisions designated as Neurocrine decisions may become Pfizer decisions.

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

     Since our inception, we have incurred significant net losses, including net losses of $45.8 million and $30.3 million for the years ended December 31, 2004 and 2003, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $278.0 million and $232.2 million as of December 31, 2004 and 2003, respectively. We were not profitable for the year ended December 31, 2004, and we do not expect to be profitable from product sales/royalties in 2005. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

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

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our revenues are unpredictable and may fluctuate, among other reasons, due to our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. A high proportion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

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

     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical. In addition, we license some of the core research tools used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GlaxoSmithKline and the adenosine 2A receptor antagonist we license from Almirall Prodesfarma, S.A. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine and melanocortin subtype 4 we license from the University of Michigan, will be important for future collaborations for our GnRH and melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

     All of our product candidates are in research or development and, while we expect indiplon to be commercially available by 2006, there is the possibility that it will not be commercially available at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

     We are currently reformatting our two NDA submissions for indiplon. Since this is our most advanced product program, our business and reputation would be particularly harmed, and our stock price likely would be harmed, if we fail to receive necessary regulatory approvals on a timely basis or achieve market acceptance.

We have no marketing experience, sales force or distribution capabilities, and if our products are approved, we may not be able to commercialize them successfully.

     Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our products if and when they are approved by the FDA. We currently have no experience in marketing or selling pharmaceutical products. We are currently initiating marketing activities for indiplon by hiring staff with experience in pharmaceutical sales and marketing. We will rely on Pfizer to co-promote indiplon with us in the United States and rely exclusively on Pfizer to market indiplon outside of the United States.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

The price of our common stock is volatile.

     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $39 per share to approximately $70 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	developments related to the FDA approval process for indiplon;

•	the results of our clinical trials;

•	developments concerning our strategic alliance agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	developments in patent or other proprietary rights;

•	future sales of our common stock by existing stockholders;

•	comments by securities analysts;

•	general market conditions;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

ITEM 2. PROPERTIES

     During 2004, we completed construction of our new facility which has approximately 200,000 square feet of laboratory and office space in San Diego, California, of which approximately 85% is allocated to research and development activities. We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any material legal proceedings, though we are currently participating in other litigation in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market System under the symbol “NBIX.” The following table sets forth for the periods indicated the high and low sale price for the common stock as reported by the Nasdaq National Market. These prices do not include retail markups, markdowns or commissions.

	High	Low
Year Ended December 31, 2003
1st Quarter	$48.53	$37.38
2nd Quarter	60.27	41.45
3rd Quarter	57.50	47.24
4th Quarter	56.14	44.61
Year Ended December 31, 2004
1st Quarter	$62.25	$50.54
2nd Quarter	69.90	47.90
3rd Quarter	54.37	40.67
4th Quarter	51.10	42.87

     As of February 11, 2005, there were approximately 91 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

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

	2004	2003	2002	2001	2000
		(in thousands, except for loss per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$27,156	$96,699	$12,364	$16,880	$6,881
Milestones and license fees	57,612	41,126	3,516	22,937	6,345
Grant income and other revenues	408	1,253	2,165	1,425	1,362

Total revenues	85,176	139,078	18,045	41,242	14,588

Operating expenses:
Research and development	115,066	177,271	108,939	74,267	40,227
General and administrative	22,444	20,594	12,721	10,857	9,962

Total operating expenses	137,510	197,865	121,660	85,124	50,189

Loss from operations	(52,334)	(58,787)	(103,615)	(43,882)	(35,601)
Other income and (expense):
Gain on sale of property	—	17,946	—	—	—
Interest income and expense, net	6,775	10,601	8,864	6,662	6,048
Other income and (expense), net	(135)	142	215	430	1,047

Total other income	6,640	28,689	9,079	7,092	7,095

Loss before income taxes	(45,694)	(30,098)	(94,536)	(36,790)	(28,506)
Income taxes	79	158	—	120	302

Net loss	$(45,773)	$(30,256)	$(94,536)	$(36,910)	$(28,808)

Net loss per common share:
Basic and diluted	$(1.26)	$(0.93)	$(3.10)	$(1.42)	$(1.30)
Shares used in calculation of net loss per common share:
Basic and diluted	36,201	32,374	30,488	26,028	22,124

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$301,129	$453,168	$244,710	$319,982	$164,670
Working capital	254,230	361,797	215,615	306,754	157,446
Total assets	519,217	554,955	266,539	346,350	185,962
Long-term debt	59,452	32,473	5,277	3,600	2,283
Accumulated deficit	(277,955)	(232,182)	(201,926)	(107,390)	(70,480)
Total stockholders’ equity	393,827	391,120	224,254	310,393	163,208

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements pertaining to, among other things, the expected continuation of our collaborative agreements, the receipt of research payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results of operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in this Annual Report on Form 10-K under the heading “Item 1. Business-Risk Factors.”

Overview

     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues from product sales until indiplon is commercialized. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of December 31, 2004, we have incurred a cumulative deficit of $278.0 million and expect to incur operating losses in the future, which may be greater than losses in prior years.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense), debt, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Results of Operations for Years Ended December 31, 2004, 2003 and 2002

The following table summarizes our primary sources of revenue:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$76,939	$128,894	$—
GlaxoSmithKline (GSK)	7,829	7,779	7,600
Taisho	—	1,144	6,770
Wyeth	—	8	1,510

Total revenue under collaboration agreements	84,768	137,825	15,880
Grant income and other revenue	408	1,253	2,165

Total revenues	$85,176	$139,078	$18,045

     Our revenues for the year ended December 31, 2004 were $85.2 million compared with $139.1 million in 2003. The $53.9 million decrease in revenues from 2003 to 2004 is due to lower sponsored development revenue associated with the winding down of the Phase III clinical program for indiplon ($69.2 million less in 2004 than 2003). Additionally, license fees recognized under our collaboration agreements were $5.0 million less in 2004 when compared to 2003. This is primarily due to the timing of the license fee recognition under the Pfizer agreement and the ending of the Taisho collaboration during 2003. These decreases were offset by $20.5 million in milestones earned under the Pfizer collaboration agreement for the successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon during 2004. Our revenues for the year ended December 31, 2003 were $139.1 million compared with $18.0 million in 2002. The $121.1 million increase in revenues from 2002 to 2003 resulted primarily from $90.9 million of sponsored development reimbursements and $38.0 million in amortized upfront fees under the Pfizer collaboration.

     Research and development expenses decreased to $115.1 million during 2004 compared to $177.3 million in 2003. The $62.2 million decrease from 2003 to 2004 relates primarily to the winding down of our Phase III program for indiplon. External development costs incurred related to indiplon were $26.5 million in 2004 compared to $111.4 million in 2003. This $84.9 million decrease is due primarily to the tapering of our indiplon clinical program as it neared completion in 2004. This decrease was offset by an increase in external development expense under other clinical programs of approximately $5.9 million. Additionally, personnel costs have increased by $5.0 million from $27.9 million in 2003 to $32.9 million in 2004, collaboration costs related to in-licensing and milestone expenses were $4.0 million higher in 2004 compared to 2003, and laboratory costs were $3.6 million higher in 2004 than 2003.

     Research and development expenses increased to $177.3 million during 2003 compared with $108.9 million during 2002. Increased expenses from 2002 to 2003 primarily reflect advancement of our drug candidates through progressive clinical development phases and the higher costs associated with expanding development activities and increased enrollment in clinical trials. External development costs increased by $55.4 million from 2002 to 2003 primarily related to the indiplon Phase III program. Additionally, personnel and laboratory costs related to the expansion of research and development activities increased by $11.1 million from 2002 to 2003.

     We expect research and development expenses to increase modestly during 2005, primarily due to increases in costs related to non-indiplon development programs offset by the wind down of the Phase III indiplon development program. We expect research and development costs will continue to increase in 2006 as clinical trials progress for other compounds in our pipeline.

     General and administrative expenses increased to $22.4 million during 2004 compared to $20.6 million during 2003 and $12.7 million during 2002. The $1.8 million increase in expenses from 2003 to 2004 resulted primarily from additional administrative personnel needed to support research and development activities and the implementation of our commercialization strategy ($1.6 million). The $7.9 million increase in expenses from 2002 to 2003 resulted primarily from increased professional fees related to business development ($1.7 million) and the addition of administrative personnel ($4.8 million) needed to support expanding research and development activities and the implementation of our commercialization strategy. General and administrative costs will increase significantly during 2005 as we begin to build our specialized sales force. This increase in costs will be offset by revenue from Pfizer, which is obligated to pay for and support the creation of a 200-person sales force.

     Interest income decreased to $8.7 million in 2004 compared with $11.1 million during 2003 and $9.3 million during 2002. The decrease in 2004, compared to 2003 is a result of lower cash and investment balances due to operating losses, and a $50 million payment for the Wyeth royalty stream during the first quarter of 2004. The increase in interest income from 2002 to 2003, resulted primarily from higher investment balances achieved through a public offering of our common stock and receipt of an upfront license fee from Pfizer of $100 million, offset by lower investment yields. In September 2003, we sold 3.75 million shares of our common stock in a public offering resulting in net proceeds of $187.4 million.

     During the fourth quarter of 2003, we sold our corporate headquarters to Pfizer. As a result of this transaction we recognized a one-time gain on the sale of the property of approximately $18.0 million.

     Our net loss for 2004 was $45.8 million, or $1.26 per share, compared to $30.3 million, or $0.93 per share, in 2003, and $94.5 million, or $3.10 per share, in 2002. The increase in net loss from 2003 to 2004 is a result of higher non-indiplon related development costs and increased employee and laboratory costs related to research and development. These costs were offset by $22.0 million in milestones achieved under the Pfizer and GSK collaborations, and a lower contribution by us to the indiplon development program. During 2003, we contributed $22.5 million to the external development costs for indiplon, this amount was reduced to $7.5 million in 2004. The decrease in net loss from 2002 to 2003 resulted primarily from increased revenue under the Pfizer collaboration agreement and the gain on the sale of our corporate headquarters, offset partially by increased non-indiplon external development costs.

     We do not expect to be profitable from product sales/royalties in 2005. We will continue to recognize revenue from the amortization of the Pfizer $100 million upfront license fee through the estimated commercialization date of indiplon. Additionally, we will continue to recognize revenue under our collaboration agreement with Pfizer as we incur external development costs for indiplon. We also expect to achieve certain milestones under our collaboration agreement with Pfizer upon FDA acceptance of our NDA filing and approval of our NDA for indiplon. We will also recognize lower revenue in 2005 under our research collaboration agreement with GlaxoSmithKline as a result of the conclusion of the research portion of the collaboration during 2005. Additionally, in the first quarter of 2005 we will begin to hire our 200-person sales force, with the routine costs of this sales force to be funded by Pfizer. Costs associated with research and development are expected to modestly increase in 2005 as the Phase III indiplon program ends; however, this decrease in indiplon related cost will be offset by increased research and development costs on other products in our pipeline. Additionally, during 2005 we will begin to expense employee related stock options under the recent issuance of Statement of Financial Accounting Standards 123R by the Financial Accounting Standards Board.

     During 2004, we assembled and filed with the FDA a NDA for both the immediate release capsule (IR) and the modified release tablet(MR). The IR NDA filing was not accepted by the FDA due to difficulties encountered in navigating the electronic NDA in the common technical document (CTD) format. After reviewing the FDA’s comments on the IR NDA, we voluntarily withdrew the MR NDA filing to address related navigational issues. The IR and MR NDAs share certain CTD modules and the decision to reformat both NDAs was made to ensure technical consistency between the NDAs. We have met with the FDA to discuss our refiling plans and based on the FDA’s input and discussions with our collaboration partner Pfizer, we plan to refile the IR NDA at the end of the first quarter or beginning of the second quarter of 2005 and the MR NDA in the second quarter of 2005. This will allow us to address navigational issues within the CTD format and allow us to update certain presentations consistent with our refiling plans. Filing of the MR NDA in the second quarter will also allow us to incorporate Phase III data from an additional MR study which will be available in the first quarter of 2005. Upon approval of indiplon by the FDA, we will then begin to receive royalties from Pfizer based on sales of indiplon. Sales related costs will increase during 2006 as we begin to market indiplon. This increase in cost will be offset by revenue from Pfizer as it continues to fund our sales force in 2006. Research and development costs will also increase from 2005 levels as we progress compounds through our pipeline.

Liquidity and Capital Resources

     At December 31, 2004, our cash, cash equivalents, and short-term investments totaled $301.1 million compared to $453.2 million at December 31, 2003. This $152.1 million decrease is primarily a result of a $50.0 million payment to Wyeth for their portion of the indiplon royalty stream, a $32.8 million decrease in payables related to clinical trials and our net loss of $45.8 million. At December 31, 2003, our cash, cash equivalents, and short-term investments totaled $453.2 million compared with $244.7 million at December 31, 2002. This increase from December 31, 2002 to December 31, 2003 is primarily from the receipt of the initial license and collaboration payments from Pfizer totaling $100.0 million and the sale of 3.75 million shares of our common stock in a public offering which generated net cash proceeds of $187.4 million, offset by capital acquisitions and operating losses.

     Net cash (used in) provided by operating activities during 2004 was ($100.0) million compared with $37.1 million in 2003 and ($79.9) million in 2002. The decrease in cash provided by operations from 2003 to 2004 is a result of the loss of $45.8 million, a decrease in the clinical trial payable by $32.8 million, and $38.2 million in deferred revenue recognized primarily from the amortization of the $100.0 million up front payment from Pfizer. The increase in cash provided by operations from 2002 to 2003 is a result of the receipt of the initial payment of $100.0 million under the collaboration agreement with Pfizer, and an increase in accrued liabilities related to accrued clinical trial costs, offset by an increase in accounts receivable from collaborators due to increased reimbursable external development costs.

     Net cash provided by (used in) investing activities during 2004 was $18.5 million compared to ($186.6) million in 2003 and ($45.5) million during 2002. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. During 2004, net cash provided by investing activities included construction costs of $31.7 million. Additionally, $50.0 million was used to purchase the Wyeth royalty stream. During 2003, net cash used in investing activities included construction land acquisition costs related to our new corporate headquarters totaling approximately $43.0 million, which was partially offset by the sale of our current headquarters for $40.0 million. Capital equipment purchases for 2004, 2003, and 2002 were $13.7 million, $7.2 million, and $5.3 million, respectively, and were financed primarily through debt arrangements. Capital equipment purchases for 2005 are expected to be approximately $9.0 million.

     During 2003, we sold our former research and administrative facility and an undeveloped parcel of land adjacent to the facility for $40.0 million and recognized a gain on the sale of these properties of approximately $18.0 million. Additionally, during 2003, we acquired undeveloped real property in San Diego, California for approximately $17.0 million to construct a new corporate facility. In January 2004, we purchased an additional parcel of land adjacent to the property for $7.7 million. Construction of the new facility commenced in June 2003 and was completed in mid-2004.

     The costs we incurred in connection with these two properties included design and construction costs as well as site improvements, equipment and construction financing costs for these facilities. These costs were approximately $57.1 million. The land acquisition and construction costs were financed through the net proceeds of the sale of the former facility and a construction loan. The construction loan agreement was for an amount up to $60.6 million and required us to place a $17.5 million guaranty deposit with the lender for the term of the loan. The loan bore interest at the prime rate plus .75 percentage points. In October 2004, we repaid the outstanding amount under the construction loan of $60.3 million, and our guaranty deposit was released by the lender. The construction loan was replaced with a $49.5 million loan secured by a first mortgage on the property. The new loan bears interest at a rate of 6.48% per annum, and is being amortized over a period of thirty years, with a principal balloon payment of $42.0 million due on the tenth anniversary of the loan. Additionally, we are required by the lender to maintain a $5.0 million letter of credit with a local bank as security for the first mortgage loan. The letter of credit is secured by a $5.2 million deposit with the same bank.

     Net cash provided by financing activities during 2004 was $36.7 million compared with $211.1 million in 2003 and $5.8 million in 2002. In addition to the above mentioned fiscal 2004 debt transactions, during 2003 we obtained financing for $31.5 million of capital purchases, primarily under the construction loan discussed above, and paid off the outstanding debt related to our corporate headquarters of approximately $14.0 million. Additionally, we issued 3.75 million shares of our common stock yielding net cash proceeds of $187.4 million during 2003. Cash proceeds from the issuance of common stock upon exercise of outstanding stock options and employee stock purchase plans was $6.8 million, $9.2 million and $3.4 million in 2004, 2003 and 2002, respectively. We expect similar fluctuations to occur in the future, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

     On February 26, 2004, we entered into several agreements with Wyeth and DOV pursuant to which, we acquired Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. Wyeth’s financial interest in indiplon arises from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. We subsequently licensed the indiplon technology from DOV in exchange for milestones and royalties. The February 2004 agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction has been recorded as a long-term asset (prepaid royalty), and this asset will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales.

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

     The following table summarizes our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay up to $48.1 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Some of our clinical development agreements contain incentives for time-sensitive activities.

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years
	(in thousands)
Debt	$66,126	$6,674	$10,300	$2,887	$46,265
Operating lease	790	219	403	168	—
License & research agreements	1,090	865	75	150	—
Clinical development agreements	18,947	15,535	3,296	116	—

Total contractual obligations	$86,953	$23,293	$14,074	$3,321	$46,265

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

     An important element of our business strategy is to pursue the research and development of a diverse range of product candidates for a variety of disease indications. We pursue this goal through proprietary research and development as well as searching for new technologies for licensing opportunities. This allows us to diversify against risks associated with our research and development spending. To the extent we are unable to maintain a diverse and broad range of product candidates, our dependence on the success of one or a few product candidates would increase.

     The nature and efforts required to develop our product candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. This process may cost in excess of $100 million and can take as long as 10 years to complete for each product candidate.

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

     Our product candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. The results from preclinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in clinical trials, but subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals.

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

     We also may be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the magnitude of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	competing technological and market developments;

•	the establishment of additional collaborations and strategic alliances;

•	the cost of manufacturing facilities and of commercialization activities and arrangements; and

•	the cost of product in-licensing and any possible acquisitions.

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

Interest Rate Risk

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on December 31, 2004, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

     SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. For information about what our reported results of operations and earnings per share would have been had we adopted SFAS 123, please see the discussion under the heading “Stock Based Compensation” in Note 1 to our Consolidated Financial Statements. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our financial condition or our results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (entities where the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties) to be consolidated by the primary beneficiary of the entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of this statement has not had a material impact on our results of operations or financial condition.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

     Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of the end of the most recent fiscal year. Ernst & Young LLP has issued an attestation report on management’s assessment of our internal control over financial reporting.

     During 2004, we implemented a enterprise resource planning (ERP) system, designed to align and integrate our employees, processes and technology through software applications. Additionally, the new ERP system has been designed to allow us to retain the control and integrity of our information systems as we grow in the future. The ERP system includes both enterprise financial reporting applications (general ledger, fixed assets, forecasting, purchasing, accounts payable) and human resources applications (benefits administration, recruiting, time reporting, administration). We believe that throughout the implementation process, we have maintained internal accounting control systems that are adequate to provide reasonable assurance that assets are safeguarded from loss or unauthorized use, and which produce adequate records for preparation of financial information. There were no other significant changes in our internal controls over financial reporting during 2004.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that Neurocrine Biosciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neurocrine Biosciences’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Neurocrine Biosciences, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Neurocrine Biosciences, Inc. and our report dated February 7, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 7, 2005

ITEM 9B. OTHER INFORMATION

     None

PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by this item will be contained in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report.

1.	List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2.	List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.

(b)	Reports on Form 8-K.

On October 19, 2004 the Company filed a report on Form 8-K which reported under Items 8.01 and 9.01 its submission of a new drug application to the U.S. Food and Drug Administration for indiplon immediate release capsules.

On October 29, 2004 the Company filed a report on Form 8-K which reported under Items 1.01, 1.02, 2.03 and 9.01 the execution of a loan agreement, establishment of a letter of credit and the repayment of a construction loan.

On November 23, 2004 the Company filed a report on Form 8-K which reported under Items 8.01 and 9.01 its submission of a new drug application to the U.S. Food and Drug Administration for indiplon modified release tablets.

On December 23, 2004 the Company filed a report on Form 8-K which reported under Items 8.01 and 9.01 the non-acceptance by the U.S. Food and Drug Administration of the New Drug Application for indiplon immediate release capsules due to difficulties encountered in navigating the electronic NDA.

(c)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (1) (11)

3.3	Certificate of Amendment of Bylaws (1) (19)

4.1	Form of Common Stock Certificate (1)

4.2	Amended and Restated Preferred Shares Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 11, 2002 (10)

10.1	1992 Incentive Stock Plan, as amended (7)

10.2	1996 Director Stock Option Plan, as amended, and form of stock option agreement (1)

10.3	1996 Employee Stock Purchase Plan, as amended (7)

10.4	Form of Director and Officer Indemnification Agreement (1)

10.5	Employment Agreement dated March 1, 1997, between the Registrant and Gary A. Lyons, as amended May 24, 2000 (3) (6)

10.6	Employment Agreement dated March 1, 1997, between the Registrant and Paul W. Hawran, as amended May 24, 2000 (3) (6)

10.7*	Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)

10.8	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (1)

10.9*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (4)

10.10*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Registrant (5)

10.11	Employment Agreement dated October 1, 1998, between the Registrant and Margaret Valeur-Jensen, as amended May 24, 2000 (5) (6)

10.12*	Collaboration and License Agreement between the Registrant and Glaxo Group Limited dated July 20, 2001(8)

10.13	Employment Agreement dated October 17, 2001, between the Registrant and Henry Pan, MD, PhD. (9)

10.14	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002 (12)

10.15*	License Agreement between the Registrant and Pfizer dated December 18, 2002 (11)

10.16*	Collaboration Agreement between the Registrant and Pfizer dated December 18, 2002 (11)

10.17*	Loan Agreement between the Registrant and Pfizer dated December 18, 2002 (11)

10.18	Employment Agreement dated June 16, 2003 between the Registrant and Robert Little (14)

10.19	Agreement between the Registrant and Pardee Homes for Purchase and Sale of Real Property (14)

10.20	First Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes (14)

10.21	Second Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes (14)

10.22	Third Amendment to Agreement for Purchase and Sale of Real Property and Escrow Instructions between the Registrant and Pardee Homes (14)

10.23	Agreement between the Registrant and Pfizer, Inc. for Purchase and Sale of Real Property (14)

10.24	Agreement between Science Park Center LLC and Pfizer for Purchase and Sale of Real Property (14)

Exhibit
Number	Description
10.25	Fourth Amendment to Operating Agreement for Science Park Center LLC (14)

10.26	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, dated August 5, 2003 (14)

10.27	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan (13)(19)

10.28	Employment Agreement dated as of September 1, 2003 between the Registrant and Wendell Wierenga (15) (20)

10.29	Construction Loan Agreement dated September 25, 2003 between San Diego National Bank and Science Park Center LLC (15)

10.30	Loan Guaranty dated September 25, 2003 made by Neurocrine Biosciences, Inc in favor of San Diego National Bank (15)

10.31	Lien Free Completion Guaranty dated September 25, 2003 made by Neurocrine Biosciences, Inc in favor of San Diego National Bank (15)

10.32	Promissory Note dated September 25, 2003 by Science Park Center, LLC in favor of San Diego National Bank (15)

10.33	Construction Agreement (15)

10.34	Tax Indemnity Agreement between the Registrant and Gary Lyons (16)

10.35	Tax Indemnity Agreement between the Registrant and Paul W. Hawran (16)

10.36	Tax Indemnity Agreement between the Registrant and Margaret Valeur-Jensen (16)

10.37	Tax Indemnity Agreement between the Registrant and Kevin Gorman (16)

10.38	Tax Indemnity Agreement between the Registrant and Paul Conlon (16)

10.39	Employment Agreement between the Registrant and Kevin C. Gorman (18)

10.40	Promissory Note between Science Park Center LLC and Teachers Insurance and Annuity Association of America (21)

10.41	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Science Park Center LLC, and Stewart Title Guaranty Company, as Trustee for the benefit of Teachers Insurance and Annuity Association of America (21)

10.42	Letter of Credit (21)

10.43	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and Neurocrine Biosciences, Inc. (17)

10.44	Stock Purchase Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and Neurocrine Biosciences, Inc. (17)

10.45	Consent Agreement and Amendment dated March 15, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and DOV Pharmaceutical, Inc. (17)

10.46	License Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc. (17)

10.47	Consulting Agreement dated November 15, 2004 between the Registrant and Wylie Vale

10.48	Consulting Agreement dated November 15, 2004 between the Registrant and Lawrence Steinman

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1997

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000

(7)	Incorporated by reference to the Company’s Report on Form S-8 filed on July 16, 2001

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2001

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2002

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2002

(12)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 4, 2003

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 2003

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2003

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2003

(16)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004

(17)	Incorporated by reference to the Company’s Report on Form 8-K filed on March 17, 2004

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

(20)	Incorporated by reference to the Company’s Report on Form S-8 filed on September 2, 2004

(21)	Incorporated by reference to the Company’s Report on Form 8-K filed on October 29, 2004

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(d) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. A Delaware Corporation
Date: February 15, 2005	By:	/s/ Gary A. Lyons
Gary A. Lyons President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary A. Lyons Gary A. Lyons	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2005

/s/ Paul W. Hawran Paul W. Hawran	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2005

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	February 15, 2005

/s/ Corinne H. Lyle Corinne H. Lyle	Director	February 15, 2005

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 15, 2005

/s/ Richard F. Pops Richard F. Pops	Director	February 15, 2005

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 15, 2005

/s/ Lawrence Steinman Lawrence Steinman	Director	February 15, 2005

/s/ Wylie W. Vale Wylie W. Vale	Director	February 15, 2005

NEUROCRINE BIOSCIENCES, INC.
INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurocrine Biosciences, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neurocrine Biosciences Inc.’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 7, 2005

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets
(in thousands, except for par value and share totals)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$61,027	$105,854
Short-term investments, available-for-sale	240,102	347,314
Receivables under collaborative agreements	8,213	13,659
Other current assets	4,473	4,982

Total current assets	313,815	471,809

Property and equipment, net	102,166	56,236
Deposits and restricted cash	5,250	25,539
Prepaid royalty	94,000	—
Other non-current assets	3,986	1,371

Total assets	$519,217	$554,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,391	$1,295
Accrued liabilities	19,846	55,091
Deferred revenues	27,674	49,666
Current portion of long-term debt	6,674	3,960

Total current liabilities	59,585	110,012

Long-term debt	59,452	32,473
Deferred revenues	2,000	18,241
Other liabilities	4,353	3,109

Total liabilities	125,390	163,835

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,532,767 in 2004 and 35,311,893 in 2003	37	35
Additional paid-in capital	674,034	622,526
Deferred compensation	(312)	(784)
Notes receivable from stockholders	(69)	(139)
Accumulated other comprehensive (loss) income	(1,908)	1,664
Accumulated deficit	(277,955)	(232,182)

Total stockholders’ equity	393,827	391,120

Total liabilities and stockholders’ equity	$519,217	$554,955

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Operations
(in thousands, except loss per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Sponsored research and development	$27,156	$96,699	$12,364
Milestones and license fees	57,612	41,126	3,516
Grant income	408	1,253	2,165

Total revenues	85,176	139,078	18,045

Operating expenses:
Research and development	115,066	177,271	108,939
General and administrative	22,444	20,594	12,721

Total operating expenses	137,510	197,865	121,660

Loss from operations	(52,334)	(58,787)	(103,615)

Other income and (expenses):
Gain on sale of property	—	17,946	—
Interest income	8,736	11,117	9,349
Interest expense	(1,961)	(516)	(485)
Other income (expense)	(135)	142	215

Total other income	6,640	28,689	9,079

Loss before taxes	(45,694)	(30,098)	(94,536)
Income taxes	79	158	—

Net loss	$(45,773)	$(30,256)	$(94,536)

Net loss per common share:
Basic and diluted	$(1.26)	$(0.93)	$(3.10)

Shares used in the calculation of net loss per common share:
Basic and diluted	36,201	32,374	30,488

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity
(in thousands)

					Notes	Accumulated
			Additional		Receivable	Other		Total
	Common stock		Paid-in	Deferred	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stockholders	Income (loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2001	30,348	30	420,018	(1,815)	(381)	(69)	(107,390)	310,393
Net loss	—	—	—	—	—	—	(94,536)	(94,536)
Unrealized gain on short-term investments	—	—	—	—	—	3,582	—	3,582

Comprehensive loss	—	—	—	—	—	—	—	(90,954)
Issuance of common stock for option exercises	264	1	2,195	—	—	—	—	2,196
Issuance of common stock pursuant to the Employee Stock Purchase Plan	50	—	1,175	—	—	—	—	1,175
Reversal of offering expenses	—	—	88	—	—	—	—	88
Amortization of deferred compensation, net	—	—	447	575	—	—	—	1,022
Issuance of warrants	—	—	161	—	—	—	—	161
Stockholder note repayment	—	—	—	—	104	—	—	104
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2002	30,662	31	424,084	(1,240)	(208)	3,513	(201,926)	224,254
Net loss	—	—	—	—	—	—	(30,256)	(30,256)
Unrealized loss on short-term investments	—	—	—	—	—	(1,849)	—	(1,849)

Comprehensive loss	—	—	—	—	—	—	—	(32,105)
Issuance of common stock for option exercises	820	1	7,486	—	—	—	—	7,487
Issuance of common stock pursuant to the Employee Stock Purchase Plan	55	—	1,725	—	—	—	—	1,725
Issuance of common stock, net of offering costs	3,750	3	187,398	—	—	—	—	187,401
Amortization of deferred compensation, net	—	—	387	456	—	—	—	843
Science Park Center LLC consolidation	—	—	600	—	—	—	—	600
Common shares issued as a stock bonus	13	—	653	—	—	—	—	653
Issuance of warrants	—	—	193	—	—	—	—	193
Issuance of common stock for exercise of warrants	12	—	—	—	—	—	—	—
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2003	35,312	35	622,526	(784)	(139)	1,664	(232,182)	391,120
Net loss	—	—	—	—	—	—	(45,773)	(45,773)
Unrealized loss on short-term investments	—	—	—	—	—	(3,572)	—	(3,572)

Comprehensive loss	—	—	—	—	—	—	—	(49,345)
Issuance of common stock for option exercises	268	1	4,763	—	—	—	—	4,764
Tax benefit of stock options	—	—	236	—	—	—	—	236
Issuance of common stock pursuant to the Employee Stock Purchase Plan	47	—	1,999	—	—	—	—	1,999
Issuance of common stock, related to royalty stream purchase	803	1	44,999	—	—	—	—	45,000
Reversal of offering expenses	—	—	50	—	—	—	—	50
Amortization of deferred compensation, net	—	—	61	472	—	—	—	533
Buyout of minority interest in Science Park LLC	—	—	(600)	—	—	—	—	(600)
Issuance of common stock for exercise of warrants	103	—	—	—	—	—	—	—
Stockholder note forgiveness	—	—	—	—	70	—	—	70

BALANCE AT DECEMBER 31, 2004	36,533	$37	$674,034	$(312)	$(69)	$(1,908)	$(277,955)	$393,827

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2004	2003	2002
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(45,773)	$(30,256)	$(94,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,081	3,692	3,098
Loss (gain) on sale/abandonment of assets	136	(17,946)	5
Deferred revenues	(38,233)	61,375	(3,267)
Deferred expenses	1,000	1,380	577
Loan forgiveness on notes receivable	200	134	69
Non-cash compensation expense	533	1,689	1,183
Change in operating assets and liabilities:
Accounts receivable and other current assets	5,955	(15,207)	8,149
Other non-current assets	(982)	81	(1,913)
Other non-current liabilities	1,244	—	—
Accounts payable and accrued liabilities	(31,149)	32,186	6,770

Net cash (used in) provided by operating activities	(99,988)	37,128	(79,865)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(543,722)	(448,294)	(401,589)
Sales/maturities of short-term investments	645,049	300,490	360,868
Deposits and restricted cash	20,289	(25,039)	500
Purchase of prepaid royalty stream	(50,000)	—	—
Proceeds from sale of property and building, net	—	36,636	—
Purchases of property and equipment, net	(53,147)	(50,439)	(5,300)

Net cash provided by (used in) investing activities	18,469	(186,646)	(45,521)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	6,763	196,613	3,459
Proceeds received from debt	94,570	31,524	4,561
Principal payments on debt	(64,877)	(17,078)	(2,313)
Tax benefit from exercise of stock options	236	—	—
Payments received on notes receivable from stockholders	—	—	104

Net cash provided by financing activities	36,692	211,059	5,811

Net (decrease) increase in cash and cash equivalents	(44,827)	61,541	(119,575)
Cash and cash equivalents at beginning of the year	105,854	44,313	163,888

Cash and cash equivalents at end of the year	$61,027	$105,854	$44,313

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid	$1,331	$566	$410
Taxes paid	$—	$158	$—
Stock issued for prepaid royalty	$45,000	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

     In May 1997, the Company along with two unrelated parties formed Science Park Center LLC (Science Park) in order to construct an office and laboratory facility which was subsequently leased by the Company. Science Park is a California limited liability company, of which the Company, prior to April 2003, owned only a nominal minority interest. The Company became the majority owner of Science Park effective April 1, 2003, and acquired the remaining interest in Science Park during 2004.

     Other subsidiaries of the Company include Neurocrine International LLC, a Delaware limited liability company in which the Company holds a 99% ownership interest and Science Park holds a 1% interest, Neurocrine HQ Inc., a Delaware corporation and wholly owned subsidiary of the Company, and Neurocrine Commercial Operations, Inc. a Delaware corporation and wholly owned subsidiary of the Company, established to support the sales operations beginning in 2005.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

     Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Short-Term Investments Available-for-Sale. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

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

     Collaboration Agreements. During the years ended December 31, 2004, 2003 and 2002, the Company’s collaborative research and development agreements accounted for 99%, 99%, and 88%, respectively, of total revenue.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (generally three to seven years) using the straight-line method. Amortization of leasehold improvements is computed over the shorter of the lease term or the estimated useful life of the related assets.

     Other Non-Current Assets. Includes at December 31, 2004, approximately $3.4 million of mutual fund investments related to the Company’s nonqualified deferred compensation plan for certain employees. Net unrealized gains related to these mutual funds were approximately $229,000 as of December 31, 2004. Additionally, the Company has recorded a liability for these deferred compensation investments in other liabilities.

     The participants in the deferred compensation plan may select from a variety of investment options and have the ability to make investment changes on a daily basis. A participant may elect to receive all or a portion of his or her deferred compensation on a fixed payment date of his or her choosing and may delay that fixed date, subject to plan limitations. The Board of Directors may, at its sole discretion, suspend or terminate the plan.

     Impairment of Long-Lived Assets. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Ling-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2004.

     Fair Value of Financial Instruments. Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

     Industry Segment and Geographic Information. The Company operates in a single industry segment - the discovery and development of therapeutics for the treatment of neurologic and endocrine diseases and disorders. The Company had no foreign operations for the years ended December 31, 2004, 2003 and 2002.

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

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	2004	2003	2002
Net loss as reported	$(45,773)	$(30,256)	$(94,536)
Stock option expense	(24,368)	(23,067)	(14,822)

Pro forma net loss	$(70,141)	$(53,323)	$(109,358)

Loss per share (basic and diluted)	$(1.26)	$(0.93)	$(3.10)
Pro forma loss per share (basic and diluted)	$(1.94)	$(1.65)	$(3.59)

     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.6%, 3.3% and 2.8%; a dividend yield of 0.0% (for all years); volatility factors of the expected market price of the Company’s common stock of .40, .40 and .78; and a weighted average expected life of the option of 5 years (for all years presented). The pro forma effect on net losses for 2004, 2003 and 2002 is not likely to be representative of the effects on reported income or loss in future years.

     Compensation charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation for options granted to non-employees is periodically re-measured as the underlying options vest. For the years ended December 31, 2004, 2003 and 2002 compensation expense relating to non-employee stock options was $61,000, $384,000, and $610,000, respectively.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings (Loss) Per Share. The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options and warrants for common stock. Potentially dilutive securities totaled 2.0 million, 2.0 million and 2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

     Comprehensive Income. Comprehensive income is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income consisted of unrealized gains and losses on short-term investments and is reported in the statements of stockholders’ equity.

     Impact of Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows”. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

     SFAS 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in stock based compensation section of Note 1 above. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS 153 to have a material impact on our financial condition or our results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities (entities where the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties) to be consolidated by the primary beneficiary of the entity. In December 2003, the FASB issued FIN 46R, a revision to FIN 46. FIN 46R provides a broad deferral of the latest date by which all public entities must apply FIN 46 to certain variable interest entities to the first reporting period ending after March 15, 2004. The adoption of FIN 46 or FIN 46R did not have a material impact upon the Company’s financial position, cash flows or results of operations.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 2. SHORT-TERM INVESTMENTS

     Cash, cash equivalents, and short-term investments totaled $301.1 million and $453.2 million as of December 31, 2004 and 2003, respectively. The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004
U.S. Government securities	$127,395	$—	$(1,090)	$126,305
Corporate debt securities	92,461	—	(932)	91,529
Other debt securities	22,383	4	(119)	22,268

Total investments	$242,239	$4	$(2,141)	$240,102

December 31, 2003
U.S. Government securities	$82,264	$71	$(138)	$82,197
Corporate debt securities	129,620	1,898	(205)	131,313
Short-term municipals	83,900	—	—	83,900
Other debt securities	46,848	55	(101)	46,802

Total debt securities	342,632	2,024	(444)	344,212
Other investments	3,018	84	—	3,102

Total investments	$345,650	$2,108	$(444)	$347,314

     Other investments at December 31, 2003 primarily consists of mutual fund investments.

     The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2004 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in 12 months or less	$61,906	$61,632
Due between 12 months and 36 months	180,333	178,470

	$242,239	$240,102

     The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Years Ended December 31,
	2004	2003	2002
Proceeds from sales	$645,049	$300,490	$360,868
Gross realized gains on sales	$1,110	$725	$869
Gross realized losses on sales	$(139)	$(121)	$(25)

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Land	$25,370	$17,387
Buildings	57,080	—
Furniture and fixtures	3,110	1,860
Equipment	35,120	24,199
Leasehold improvements	—	1,386
Construction in progress	—	25,640

	120,680	70,472
Less accumulated depreciation	(18,514)	(14,236)

Property and equipment, net	$102,166	$56,236

     For the years ended December 31, 2004, 2003 and 2002, depreciation expense was $7.1 million, $3.7 million and $3.1 million, respectively.

     During 2004, the Company completed construction of its new facility, in San Diego, California, which has approximately 200,000 square feet of space, of which approximately 85% is allocated to research and development. The former facility was sold in the fourth quarter of 2003 for $40.0 million and was leased-back until August 2004, when construction of the new facility was completed. In accordance with SFAS No. 98 “Accounting for Leases: Sales-Leaseback Transactions Involving Real Estate,” the Company recognized a financial statement gain on the sale of the property during 2003 of approximately $18.0 million.

     In May 2003, the Company acquired undeveloped real property in San Diego, California for approximately $17.0 million to construct the new corporate facility. During 2003, the Company also had a deposit of $3.5 million, which was included in deposits and restricted cash at December 31, 2003, and a $4.4 million irrevocable standby letter of credit for an adjacent parcel of land, secured by a $4.4 million deposit, which amount was also included in deposits and restricted cash at December 31, 2003. The adjacent land parcel was purchased in January 2004 for $7.7 million, through the release of both of the deposits. Additionally, the letter of credit was canceled upon purchase of the land.

     The Company has structured the sale of the existing facility and the acquisition and construction of the new facility to qualify as “like-kind” exchanges within the meaning of Internal Revenue Code Section 1031.

     To finance the construction of the new facility, the Company secured a loan from a commercial bank for up to $60.6 million. The loan required a guaranty deposit of $17.5 million, which was included in deposits and restricted cash as of December 31, 2003, to be maintained at the bank for the duration of the loan. The loan bore interest at the prime rate plus .75 percentage points. In accordance with SFAS No. 34, applicable interest cost was capitalized during the construction period. For the year ended December 31, 2004 and 2003, the Company recorded $1,262,000 and $659,000 of capitalized interest, respectively. The guaranty deposit was released to the Company in October 2004, upon repayment of the construction loan (Note 5).

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 4. ACCRUED LIABILITIES

     Accrued liabilities at December 31, 2004 and 2003 consist of the following (in thousands):

	2004	2003
Accrued employee benefits	$5,202	$4,727
Accrued development costs	11,062	43,901
Accrued construction in progress	—	4,580
Other accrued liabilities	3,582	1,883

	$19,846	$55,091

NOTE 5. COMMITMENTS AND CONTINGENCIES

     Debt. The Company has entered into equipment financing arrangements with lenders to finance equipment purchases, which expire on various dates through the year 2008 and bear interest at rates between 6.3% and 8.3%. The debt obligations are repayable in monthly installments. Amounts outstanding under these loans at December 31, 2004 totaled $16.7 million.

     In October 2004, the Company repaid the outstanding amount under the construction loan. The construction loan was replaced with a $49.5 million loan secured by a first mortgage on the corporate facility. The new loan bears interest at a rate of 6.48% per annum, and is being amortized over a period of thirty years, with a balloon principal payment of $42.0 million due on the tenth anniversary of the loan. Monthly principal and interest payments total $312,000. At December 31, 2004, $49.5 million was outstanding under this loan agreement. Additionally, the Company is required by the lender to maintain a $5.0 million letter of credit with a local bank as security for the loan. This letter of credit is further secured by a mandatory deposit of $5.2 million with the bank providing the letter of credit. This deposit is recorded in deposits and restricted cash in the consolidated balance sheet at December 31, 2004.

     Operating Leases. Rent expense was $2.7 million, $2.6 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Sublease income was $77,000 and $190,000 for the years ended December 31, 2003 and 2002, respectively.

     Licensing and Research Agreements. The Company has entered into licensing agreements with various universities and research organizations, which are cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. Due to the uncertainty of the pharmaceutical development process, the Company continually reassesses the value of the license agreements and cancels them as research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $48.1 million over the lives of these agreements, in addition to sales royalties ranging up to 5%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 5. COMMITMENTS AND CONTINGENCIES (continued)

     Related Party Transactions. The Company has entered into agreements with a vendor to provide research support. An officer of this vendor also serves as a director of the Company. During 2004 and 2003, the Company paid approximately $950,000 and $800,000, respectively, to the vendor for these research support services. Several of the Company’s officers have entered into agreements for estate tax planning. All of these officers have agreed to indemnify the Company for any payroll withholding taxes and related costs and expenses that may result from these estate tax planning initiatives.

     Clinical Development Agreements. The Company has entered into agreements with various vendors for the pre-clinical and clinical development of its product candidates, which are cancelable at the option of the Company for convenience or performance, with terms ranging from 0-180 days written notice. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, manufacturing clinical compounds, enrolling patients, recruiting patients, monitoring studies, data analysis and regulatory filing assistance. Payments under these agreements typically include fees for services and reimbursement of expenses. Some agreements may also include incentive bonuses for time-sensitive activities. The timing of payments due under these agreements were estimated based on current schedules of clinical studies in progress.

     Payment schedules for commitments and contractual obligations at December 31, 2004 are as follows (in thousands):

				Licenses &	Clinical
	Mortgage	Equipment	Operating	Research	Development
Fiscal Year:	Debt	Debt	Leases	Agreements	Agreements
2005	$558	$6,116	$219	$865	$15,535
2006	596	5,215	215	25	3,128
2007	635	3,854	188	50	168
2008	678	1,486	132	75	116
2009	723	—	36	75	—
Thereafter	46,265	—	—	—	—

Total minimum payments	$49,455	$16,671	$790	$1,090	$18,947

NOTE 6. STOCKHOLDERS’ EQUITY

     Common Stock Issuances. From inception through 2004, the Company has issued common stock in various private and public offerings, as well as to corporate collaborators, at prices between $5.00 and $53.00 per share resulting in aggregate net proceeds of approximately $571.5 million. This total includes a September 2003 public offering, in which the Company sold 3.75 million shares of its common stock at $53.00 per share. The net proceeds generated from this transaction were $187.4 million.

     Options. The Company has authorized 11.6 million shares of common stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Stock Option Plan, and 2003 Stock Option Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options and stock purchase rights to officers, directors, and employees of, and consultants and advisors to, the Company. Options under the Option Plans have terms of up to 10 years from the date of grant, and generally vest over a four year period. Options under the 1992 Incentive Stock Plan, the Northwest Neurologic, Inc. Restated 1997 Incentive Stock Plan, and the 2003 Stock Option Plan may be designated as incentive stock options or nonstatutory stock options. Options under the 2001 Stock Option Plan are nonstatutory stock options. Of the shares available for future issuance under the Option Plans, 6.0 million are outstanding grants and 320,000 remain available for future grant.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6. STOCKHOLDERS’ EQUITY (continued)

     A summary of the Company’s stock option activity and related information for the years ended December 31 follows (in thousands, except for weighted average exercise price data):

	2004		2003		2002
		Weighted		Weighted		Weighted
	Options	Average	Options	Average	Options	Average
	(in thousands)	Exercise Price	(in thousands)	Exercise Price	(in thousands)	Exercise Price
Outstanding at January 1	5,220	$32.25	4,875	$24.23	3,883	$18.59
Granted	1,138	52.66	1,298	47.97	1,375	37.54
Exercised	(269)	20.55	(837)	9.13	(268)	8.90
Canceled	(102)	47.44	(116)	37.90	(115)	28.70

Outstanding at December 31	5,987	$36.40	5,220	$32.25	4,875	$24.23

     A summary of options outstanding as of December 31, 2004 follows (in thousands, except for weighted average remaining contractual life and weighted average exercise price data):

Options Outstanding				Options Exercisable
		Weighted
		Average
	Outstanding	Remaining	Weighted	Exercisable	Weighted
	as of	Contractual	Average	as of	Average
Range of Exercise Prices	12/31/04	Life	Exercise Price	12/31/04	Exercise Price
$ 0.98 to $19.75	951	3.6	$7.97	939	$7.93
$19.76 to $34.50	1,071	5.9	28.77	964	28.65
$34.51 to $36.79	1,019	6.6	35.98	683	35.93
$36.80 to $43.95	707	7.3	40.26	470	39.67
$43.96 to $49.98	1,215	8.6	47.24	400	47.57
$49.99 to $68.04	1,024	9.0	55.65	264	55.03

$ 0.98 to $68.04	5,987	6.9	$36.40	3,720	$30.06

     The weighted average fair values (computed using Black-Scholes) of the options granted during 2004, 2003 and 2002 were $27.16, $25.16 and $24.51, respectively.

     Employee Stock Purchase Plan. The Company has reserved 625,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of common stock on the enrollment date or on the date on which the shares are purchased. As of December 31, 2004, 521,000 shares have been issued pursuant to the Purchase Plan.

     Warrants. The Company has outstanding warrants to purchase 249,031 shares of common stock at the following exercise prices. At December 31, 2004, all outstanding warrants were exercisable.

	Warrants Outstanding
Exercise Prices	at December 31, 2004	Expiration
$10.50	174,244	03/2006
$41.23	60,000	11/2006
$43.65	10,000	04/2005
$52.05	4,787	12/2012

	249,031

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 6. STOCKHOLDERS’ EQUITY (continued)

     The following shares of common stock are reserved for future issuance at December 31, 2004 (in thousands):

Stock option plans	6,307
Employee stock purchase plan	104
Warrants	249

Total	6,660

NOTE 7. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

     Pfizer. In December 2002, the Company entered into an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and Neurocrine will collaborate in the completion of the indiplon Phase III clinical program. During 2004 and 2003, the Company was responsible for $7.5 million and $22.5 million, respectively in development costs, and all other external collaboration costs were borne by Pfizer. Beginning in 2005, Pfizer will support the creation of a 200-person Neurocrine sales force. The Company’s sales force will detail Pfizer’s antidepressant drug Zoloft® to psychiatrists in the United States. Upon approval of the indiplon NDA, the Company’s sales force will also co-promote indiplon to psychiatrists and sleep specialists in the United States. During 2003, the Company received an upfront payment of $100 million and will also be eligible to receive up to $300 million in additional pre-commercialization milestone payments as indiplon moves to commercialization. Further, upon commercialization of indiplon, the Company will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of Zoloft® and indiplon in the United States. In addition, Pfizer has committed to loan the Company up to $175 million, at commercial terms, pursuant to a secured short-term credit facility, subject to prior U.S. launch of indiplon and various other conditions. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to the Company. In such event, the Company would be entitled to certain payments for ongoing clinical development and related activities and all indiplon product rights would revert to the Company.

     The Company obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical, Inc. (DOV) and is responsible for specified milestone payments and royalties to DOV on net sales, under the license agreement. Wyeth licensed the indiplon technology to DOV in 1998 in exchange for milestone payments and royalties on future sales of indiplon. On February 26, 2004, the Company entered into several agreements with Wyeth and DOV pursuant to which, the Company acquired Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million of the Company’s common stock. The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, effectively decreasing the Company’s royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a prepaid royalty and will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales. Additionally, the Company is responsible for specified milestone payments up to $3.5 million to DOV Pharmaceutical under the license agreement, of which $2.0 million was paid during 2004 and the balance will be payable upon commercialization of indiplon.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 7. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (continued)

     For the year ended December 31, 2004 and 2003, the Company recognized revenue of $21.7 million and $90.9 million, respectively, from the reimbursement of clinical development expenses under the Pfizer agreement. The Company also amortized into revenue $34.8 million and $38.0 million of the upfront license fee for the year ended December 31, 2004 and 2003, respectively. During 2004, the Company received $20.5 million from Pfizer for certain clinical development milestones related to successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon. At December 31, 2004, the Company has $27.2 million of deferred upfront fees that will be amortized over the time period until commercialization of the Company’s indiplon product.

     GlaxoSmithKline. In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK will conduct a collaborative research program for up to five years and collaborate in the development of Neurocrine’s current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For each of the years ended December 31, 2004 and 2003, the Company recognized $7.8 million in revenue under the GSK agreement. The Company recognized $7.6 million in revenue during the year ended December 31, 2002. The sponsored research portion of this collaboration agreement is scheduled to end in 2005.

     Taisho Pharmaceutical Co., Ltd. In December 1999, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (Taisho), providing to Taisho an exclusive option to obtain European, Asian and North American development and commercialization rights for Neurocrine’s altered peptide ligand product for Type 1 diabetes in exchange for a $2.0 million option fee. On March 31, 2003, the Company reacquired the worldwide rights to its diabetes drug candidate. For the years ended December 31, 2003 and 2002, the Company recognized $1.1 million and $6.8 million, respectively, in revenue under the Taisho agreement.

     Wyeth. Effective January 1999, the Company entered into a collaboration and license agreement with Wyeth relating to the research, development and commercialization of compounds that control excitatory amino acid transporters for the treatment of neurodegenerative and psychiatric diseases. The Company has granted Wyeth exclusive and non-exclusive rights to the Company’s excitatory amino acid transporters technology as well as exclusive rights to any products developed during the collaboration. These licenses are for the term of the patents licensed. The Company will receive royalties on product sales for the terms of the patents covering the collaboration products, subject to adjustments for royalties payable to other parties and for competition. The Company will also receive royalties for products that are not the subject of issued patents. The Company also has the option to co-promote collaboration products in Canada and the United States under some conditions. Wyeth may terminate the agreement if it decides that the research is not successful, if it decides to stop the program or if Neurocrine is acquired by another company. The agreement also may be terminated by either party for the other party’s failure to meet its obligations under the agreement or bankruptcy. The three-year sponsored research portion of the Wyeth agreement was completed on schedule in December 2001 and was subsequently extended on a smaller scale through December 2002.

     For the years ended December 31, 2003 and 2002, the Company recognized $8,000 and $1.5 million, respectively, in revenues under the Wyeth agreement.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 8. INCOME TAXES

     At December 31, 2004, the Company had Federal and California income tax net operating loss carry-forwards of approximately $281.0 million and $156.0 million, respectively. The Federal and California tax loss carry-forwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry-forwards of $20.1 million and $12.2 million, respectively. The Federal research and development credit carry-forwards will begin to expire in 2007 unless previously utilized. The California research and development credit carry-forwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carry-forwards of approximately $256,000, which will carry-forward indefinitely. At December 31, 2004, approximately $29.0 million of the net operating loss carry-forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carry-forwards are utilized.

     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and credit carry-forwards may be limited because of cumulative changes in ownership of more than 50%. However, the Company does not believe such changes will have a material impact upon the utilization of these carry-forwards.

     Significant components of the Company’s deferred tax assets as of December 31, 2004 and 2003 relate primarily to its net operating loss and tax credit carryforwards. A valuation allowance of $143.4 million and $112.7 million at December 31, 2004 and 2003, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$107,200	$61,000
Tax credit carry-forwards	28,000	23,500
Capitalized research and development	7,300	7,300
Unrealized Losses on investments	800	—
Deferred revenue	12,100	27,600
Other	2,600	—

Total deferred tax assets	158,000	119,400
Deferred tax liabilities:
Investment in LLC	10,400	—
Fixed assets	4,200	—
Other	—	6,700

Total deferred tax liabilities	14,600	6,700
Net deferred tax asset	143,400	112,700
Valuation allowance	(143,400)	(112,700)

Net deferred tax assets	$—	$—

     The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2004, 2003 and 2002, due to the following, (in thousands):

	2004	2003	2002
Federal income taxes at 34%	$(16,020)	$(10,537)	$(32,142)
State income tax, net of Federal benefit	(4,151)	(1,730)	(5,295)
Tax effect on non-deductible expenses and credits	(2,676)	(5,470)	(7,981)
Increase in valuation allowance	22,926	17,895	45,418

	$79	$158	$—

     The provision for income taxes for the year ended December 31, 2004 was for current federal taxes, for the year ended December 31, 2003 consisted of $150,000 current federal taxes and $8,000 current state taxes.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 9. RETIREMENT PLAN

     The Company has a 401(k) defined contribution savings plan (the “401(k) Plan”). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. The Company matches 50% of employee contributions up to 6% of eligible compensation, with cliff vesting over four years. Employer contributions were $750,000, $576,000 and $432,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003 (unaudited, in thousands, except for earnings (loss) per share data):

	Quarters Ended				Year Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Dec 31
2004
Revenues	$16,941	$15,049	$34,701	$18,485	$85,176
Operating expenses	31,671	28,438	37,732	39,669	137,510
Net loss	(12,380)	(11,131)	(1,647)	(20,615)	(45,773)
Net loss per share:
Basic and diluted	$(0.35)	$(0.31)	$(0.05)	$(0.57)	$(1.26)
Shares used in the calculation of net loss per share:
Basic and diluted	35,527	36,368	36,427	36,477	36,201

2003
Revenues	$37,716	$44,968	$29,259	$27,135	$139,078
Operating expenses	53,068	57,458	42,833	44,506	197,865
Net (loss) income	(13,390)	(10,225)	(9,834)	3,193	(30,256)
Net (loss) income per share:
Basic and diluted	$(0.43)	$(0.33)	$(0.31)	$0.09	$(0.93)
Shares used in the calculation of net (loss) income per share:
Basic	30,789	31,334	32,053	35,273	32,374
Diluted	30,789	31,334	32,053	37,459	32,374