Form 10-Q
period 2005-03-31
NEUROCRINE BIOSCIENCES INC
filed 2005-05-04
CIK 914475

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ______________________ to ____________________

Commission file number 0-22705

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

     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,641,360 as of April 27, 2005.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,570	$61,027
Short-term investments, available-for-sale	226,337	240,102
Receivables under collaborative agreements	4,228	8,213
Other current assets	5,899	4,473

Total current assets	281,034	313,815

Property and equipment, net	101,238	102,166
Restricted cash	5,775	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	4,321	3,986

Total assets	$486,368	$519,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,733	$25,237
Deferred revenues	21,991	27,674
Current portion of long-term debt	6,458	6,674

Total current liabilities	47,182	59,585

Long-term debt	57,950	59,452
Deferred revenues	2,000	2,000
Other liabilities	4,516	4,353

Total liabilities	111,648	125,390

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,641,360 as of March 31, 2005 and 36,532,767 as of December 31, 2004	37	37
Additional paid-in capital	674,925	674,034
Deferred compensation	(198)	(312)
Notes receivable from stockholders	(69)	(69)
Accumulated other comprehensive loss	(3,190)	(1,908)
Accumulated deficit	(296,785)	(277,955)

Total stockholders’ equity	374,720	393,827

Total liabilities and stockholders’ equity	$486,368	$519,217

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Revenues:
Sponsored research and development	$4,416	$5,369
License fees and milestones	6,448	11,319
Sales allowance	1,000	—
Grant income	—	253

Total revenues	11,864	16,941

Operating expenses:
Research and development	25,603	26,388
Sales, general and administrative	5,608	5,283

Total operating expenses	31,211	31,671

Loss from operations	(19,347)	(14,730)

Interest income and (expense):
Interest income	1,601	2,353
Interest expense	(1,084)	—

Total other income	517	2,353

Loss before income tax expense	(18,830)	(12,377)
Income tax expense	—	3

Net loss	$(18,830)	$(12,380)

Net loss per common share:
Basic and diluted	$(0.51)	$(0.35)

Shares used in the calculation of net loss per common share:
Basic and diluted	36,598	35,527

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(18,830)	$(12,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,442	1,243
Deferred revenues	(5,683)	(12,695)
Deferred expenses	—	164
Non-cash compensation expenses	209	132
Change in operating assets and liabilities:
Accounts receivable and other current assets	2,559	8,724
Other non-current assets	(335)	1,726
Accounts payable and accrued liabilities	(6,504)	(11,406)
Other non-current liabilities	163	—

Net cash used in operating activities	(25,979)	(24,492)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(20,550)	(290,864)
Sales/maturities of short-term investments	33,033	301,100
Purchase of royalty stream	—	(50,000)
Deposit and restricted cash	(525)	7,988
Purchases of property and equipment	(1,514)	(24,051)

Net cash provided by (used in) investing activities	10,444	(55,827)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	796	1,777
Proceeds from debt financing	—	11,701
Principal payments on long-term obligations	(1,718)	(1,004)

Net cash (used in) provided by financing activities	(922)	12,474

Net decrease in cash and cash equivalents	(16,457)	(67,845)

Cash and cash equivalents at beginning of the period	61,027	105,854

Cash and cash equivalents at end of the period	$44,570	$38,009

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

      The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. The financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the SEC.

     These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the audited financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The terms “Company” and “we” and “our” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.

Stockholders’ Equity

     The Company applies the intrinsic-value-based method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for employee stock options. Accordingly, compensation expense is generally recognized only when options are awarded if the fair market value of the stock on the date of the option grant exceeds the exercise price of the options. Any resulting compensation expense is recognized ratably over the associated service period, which is generally the option vesting term.

     The Company has determined pro forma net loss and related per share information as if the fair value method described in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three months ended March 31, 2005 and 2004 (in thousands, except for loss per share data):

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(18,830)	$(12,380)
Stock option expense	(5,341)	(6,641)

Pro forma net loss	$(24,171)	$(19,021)

Net loss per share as reported (basic and diluted)	$(0.51)	$(0.35)
Pro forma net loss per share (basic and diluted)	$(0.66)	$(0.54)

      The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. See discussion under Note 9 below.

2. USE OF ESTIMATES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

4. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through March 31, 2005.

5. LOSS PER COMMON SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.4 million and 2.4 million for the period ended March 31, 2005 and 2004, respectively.

6. COMPREHENSIVE LOSS

     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended March 31, 2005 and 2004, comprehensive loss was $20.1 million and $12.0 million, respectively.

7. REVENUE RECOGNITION

     Revenue under collaborative research and development agreements and grants is recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenue related to the sales force allowance is recognized based on the incurrence of related costs associated with building and operating the sales function. Pfizer has agreed to pay for and support the creation of a 200-person Neurocrine sales force that will initially promote Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States, and, upon approval of the indiplon NDA, will co-promote indiplon in the United States.

8. RESEARCH AND DEVELOPMENT EXPENSES

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of certain other costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, the Company funds R&D, conducted on our behalf, at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trials expense based on work performed. Accrued clinical costs are subject to revision as trials progress to completion. Revisions to accruals are recorded in the period in which the facts that give rise to the revision become known.

9. NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement was originally effective for the first interim reporting period that begins after June 15, 2005; however, a recent action by the Securities and Exchange Commission delayed the effective date until fiscal 2006.

     SFAS No. 123R permits public companies to choose between the following two adoption methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what the Company’s reported results of operations and earnings per share would have been had it adopted SFAS No. 123, see the discussion under the heading “Stockholders’ Equity” in Note 1 to the Company’s Condensed Consolidated Financial Statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial condition or results of operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2004 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues until the Food and Drug Administration approves a drug candidate. We resubmitted a New Drug Application (NDA) for the immediate release (capsule) formulation of our lead drug candidate, indiplon (for insomnia), in April 2005, and plan to resubmit an NDA for the modified release (tablet) formulation of indiplon during the second quarter of 2005. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses until one or more of our drug candidates receive regulatory approval from the FDA and are successfully commercialized. As of March 31, 2005, we have incurred a cumulative deficit of $296.8 million and expect to incur operating losses in future periods.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research and development agreements, clinical trial accruals (which affect research and development expense), investments and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

     Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and achievement of the milestone was not readily assured at the inception of the agreement. Revenue related to the sales force allowance is recognized based on the incurrence of related costs associated with building and operating the sales function. Pfizer has agreed to pay for and support the creation of a 200-person Neurocrine sales force that will initially promote Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States, and, upon approval of the indiplon NDA, will co-promote indiplon in the United States.

     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total hours and costs incurred based on patient enrollment, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The following table summarizes our primary sources of revenue:

	Three Months
	Ended March 31
	2005	2004
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$10,410	$14,898
GlaxoSmithKline	1,454	1,790

Total revenue under collaboration agreements	11,864	16,688
Grant income	—	253

Total revenues	$11,864	$16,941

     Revenues were $11.9 million for the first quarter of 2005 compared with $16.9 million for the respective period last year. The decrease in revenues for the three months ended March 31, 2005, compared with the respective period in 2004, results primarily from a decrease in revenues recognized under our collaboration agreement with Pfizer, Inc. (Pfizer). During the first quarter of 2005, we recognized $10.4 million in revenue from Pfizer, $4.0 million in the form of sponsored development funding, $5.4 million resulting from amortization of up-front license fees, and $1.0 million related to the sales force allowance received from Pfizer to commence the building of our sales force. During the first quarter of 2004, we recognized $4.0 million from Pfizer in the form of sponsored development funding and an additional $10.9 million resulting from amortization of up-front license fees. The decrease in revenue from the amortization of up-front license fees is due to the timing of the refiling of our New Drug Application for indiplon discussed above. Under the GlaxoSmithKline (GSK) agreement, we recognized $1.4 million during the first quarter of 2005, which included a $1.0 million milestone for successful completion of the research portion of our collaboration agreement. During the first quarter of 2004, we recognized $1.8 million in revenue under the GSK collaboration.

     Research and development expenses decreased to $25.6 million for the first quarter 2005 compared with $26.4 million for the respective period in 2004. This decrease in research and development expenses is primarily due to the wind down of our Phase III program for indiplon, which is nearing completion, offset by increased research and development expenses in other programs. External development costs incurred related to indiplon for the first quarter of 2005 were $3.4 million compared to $7.3 million for the same period last year. This decrease of $3.9 million is due to the tapering of the indiplon program as it nears completion. External development costs for other programs have increased from $4.7 million in the first quarter of 2004 to $6.4 million in the first quarter of 2005. We currently have 12 programs in various stages of research and development, including eight programs in clinical development. Additionally, personnel costs have increased by $1.1 million, from $7.5 million in the first quarter of 2004 to $8.6 million in the first quarter of 2005. The increase in personnel costs is related to the expansion of research and development activities. We expect increases in non-indiplon related research and development expenses to continue in the future as we continue to advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     Sales, general and administrative expenses increased to $5.6 million for the first quarter of 2005 compared with $5.3 million during the same period last year. The increase in expenses from 2004 to 2005 resulted primarily from the activities surrounding the implementation of our commercialization strategy, including commencing the building of our sales force.

     Other income decreased to $0.5 million during the first quarter of 2005 compared to $2.4 million for the same period last year. The decrease primarily resulted from expensing of interest expense during the first quarter of 2005. While constructing the new headquarters during 2004, interest expense was capitalized in accordance with SFAS No. 34. Additionally, lower overall investment balances decreased the interest income recognized.

     Net loss for the first quarter of 2005 was $18.8 million, or $0.51 per share, compared to $12.4 million, or $0.35 per share, for the same period in 2004. We expect to incur a net loss in 2005 as our research, development, pre-clinical studies and clinical trial activities continue. However, fluctuations in the quarterly results may occur due to the timing of milestone achievements related to our New Drug Application for indiplon under our collaboration agreement with Pfizer. Additionally, we will complete the build of our sales function during 2005, which will increase sales, general and administrative expenses. Because of the funding from Pfizer related to our sales function, revenue from sales force allowance will also increase during 2005.

     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% and 99% of our revenue for the quarters ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, our cash, cash equivalents, and short-term investments totaled $270.9 million compared with $301.1 million at December 31, 2004. The decrease in cash balances at March 31, 2005 resulted primarily from our net loss of $18.8 million and a decrease in accounts payable and accrued liabilities related to our declining clinical trial costs for indiplon.

     Net cash used in operating activities during the first quarter of 2005 was $26.0 million compared with $24.5 million during the same period last year. This fluctuation resulted from the increase in our net loss from $12.4 million in the first quarter of 2004 to $18.8 million for the first quarter of 2005. Additionally, payments under accounts payable were $11.4 million in the first quarter of 2004 compared to $6.5 million in the first quarter of 2005.

     Net cash provided by (used in) investing activities during the first quarter of 2005 was $10.4 million compared to ($55.8) million for the first quarter of 2004. This fluctuation resulted primarily from the prepayment of the Wyeth royalties on indiplon during the first quarter of 2004 for $50.0 million. The fluctuation in net cash provided by (used in) investing activities also resulted, in part, from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. In addition, purchases of property and equipment decreased from $24.1 million in 2004 to $1.5 million in 2005 as a result of the completion of construction of our new corporate headquarters in mid-2004. Capital equipment purchases for 2005 are expected to be approximately $9.0 million. During the first quarter of 2005, we placed a deposit of $525,000 with a local bank as security for a letter of credit. This letter of credit serves as security on our fleet of vehicles for the sales force.

     Net cash (used in) provided by financing activities during the first quarter of 2005 was ($0.9) million compared with net cash provided by financing activities of $12.5 million for the respective period last year. This fluctuation resulted primarily from financing $11.7 million through our construction loan in 2004. Cash proceeds from the issuance of common stock under option programs decreased by $1.0 million in the current quarter compared to the same quarter last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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

     We do not expect to be profitable from sales/royalties in 2005. We expect expenses to increase over the next several years as our sales, research, development, preclinical studies and clinical trial activities increase. To the extent that we are unable to obtain third-party funding for such expenses, or generate revenue from sales/royalties, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful, any products marketed will generate sufficient revenues to enable us to earn a profit.

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

INTEREST RATE RISK

     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on March 31, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

RISK FACTORS

     The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

     Based on the results of the Phase III clinical trials on indiplon, we assembled and filed with the FDA a New Drug Application (NDA) for both the immediate release capsule and the modified release tablet. The capsule NDA filing was not accepted by the FDA due to difficulties encountered in navigating the electronic NDA in the Common Technical Document (CTD) format. After reviewing the FDA’s comments on the capsule NDA, we voluntarily withdrew the tablet NDA filing to address related navigational issues. The capsule and tablet NDAs share certain CTD modules and the decision to reformat both NDAs was made to ensure technical consistency between the NDAs. We met with the FDA to discuss our refiling plans and based on the FDA’s input and discussions with our collaboration partner Pfizer, we refiled the capsule NDA on April 14, 2005 and plan to refile the tablet NDA during the second quarter of 2005. This timing has and will allow us to address navigational issues within the CTD format and allow us to update certain presentations consistent with our refiling plans. Filing of the tablet NDA in the second quarter will also allow us to incorporate Phase III data from an additional tablet study. We face the risk that we may not successfully reformat and resubmit the indiplon tablet NDA on our projected timeline. If we are forced to delay our indiplon tablet NDA resubmission for any reason or the FDA rejects either or both of our NDA resubmissions or finds them incomplete or insufficient, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDAs are approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.

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

     Since our inception, we have incurred significant net losses, including net losses of $18.8 million and $45.8 million for the three months ended March 31, 2005 and the year ended December 31, 2004, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $296.8 million and $278.0 million as of March 31, 2005 and December 31, 2004, respectively. We were not profitable for the year ended December 31, 2004, and we do not expect to be profitable from product sales/royalties in 2005. We have not yet completed the development, including obtaining regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

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

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our revenues are unpredictable and may fluctuate, among other reasons, due to our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

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

     Since indiplon is our most advanced product program, our business and reputation would be particularly harmed, and our stock price likely would be harmed, if we fail to receive necessary regulatory approvals on a timely basis or achieve market acceptance.

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

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

The price of our common stock is volatile.

     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $34 per share to approximately $65 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

     We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our modified release formulation unless we obtain a license, which may not be available to us. We are also aware of pending and issued patent claims to melanin concentrating hormone ligand and receptor, and some uses of melanocortin subtype 4 agonists. Any claims that might be brought against us relating to infringement of patents may cause us to incur significant expenses and, if successfully asserted against us, may cause us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, if a patent infringement suit were brought against us or our collaboration partners, we or our collaboration partners could be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we could be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

Our activities involve hazardous materials, and we may be liable for any resulting contamination or injuries.

     Our research activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurs, a court may hold us liable for any resulting damages, which may harm our results of operations and reduce our cash reserves and force us to seek additional financing.

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     Effective January 1, 2005, the Compensation Committee of our Board of Directors approved the 2005 salaries of our executive officers. The salaries of our Chief Executive Officer and the other four most highly compensated executive officers (as defined under Item 402(a)(3) of Regulation S-K) of the Company, effective as of January 1, 2005 are as follows: Gary A. Lyons President, Chief Executive Officer, and Director, $530,000; Paul W. Hawran, Executive Vice President and Chief Financial Officer, $325,000; Henry Y. Pan, Executive Vice President Clinical Development, and Chief Medical Officer, $359,000; Wendell Wierenga, Executive Vice President Research and Development, $350,000; and Robert J. Little, Senior Vice President Commercial Operations, $317,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A) EXHIBITS.

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

*These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

          (B) REPORTS ON FORM 8-K.

On January 11, 2005, the Company reported under Item 8.01 the submission of its New Drug Application for indiplon modified release tablets to update electronic formatting.

On February 7, 2005, the Company reported under Item 8.01 the resubmission plans for its New Drug Application for indiplon immediate release capsules and modified release tablets.

On February 15, 2005, the Company reported under Item 5.02 that Lawrence Steinman M.D. would not stand for re-election to the Board of Directors of the Company at the 2005 annual meeting. Dr. Steinman will continue as a scientific consultant to the Company.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2005	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)