Form 10-Q
period 2005-06-30
NEUROCRINE BIOSCIENCES INC
filed 2005-08-04
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act): Yes ☑ No ☐
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,800,305 as of July 29, 2005.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	June 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$48,499	$61,027
Short-term investments, available-for-sale	194,769	240,102
Receivables under collaborative agreements	22,832	8,213
Other current assets	5,425	4,473

Total current assets	271,525	313,815

Property and equipment, net	99,811	102,166
Restricted cash	5,775	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	4,401	3,986

Total assets	$475,512	$519,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,716	$25,237
Deferred revenues	16,344	27,674
Current portion of long-term debt	6,234	6,674

Total current liabilities	40,294	59,585

Long-term debt	56,400	59,452
Deferred revenues	2,000	2,000
Other liabilities	4,799	4,353

Total liabilities	103,493	125,390

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,700,280 as of June 30, 2005 and 36,532,767 as of December 31, 2004	37	37
Additional paid-in capital	676,682	674,034
Deferred compensation	(95)	(312)
Notes receivable from stockholders	(69)	(69)
Accumulated other comprehensive loss	(2,147)	(1,908)
Accumulated deficit	(302,389)	(277,955)

Total stockholders’ equity	372,019	393,827

Total liabilities and stockholders’ equity	$475,512	$519,217

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$2,721	$2,506	$7,137	$7,875
License fees and milestones	25,448	12,388	31,896	23,707
Sales force allowance	5,000	—	6,000	—
Grant income	—	155	—	408

Total revenues	33,169	15,049	45,033	31,990

Operating expenses:
Research and development	29,633	22,969	55,236	49,357
Sales, general and administrative	9,788	5,469	15,396	10,752

Total operating expenses	39,421	28,438	70,632	60,109

Loss from operations	(6,252)	(13,389)	(25,599)	(28,119)

Other income and (expenses):
Interest income	1,713	2,444	3,314	4,797
Interest expense	(1,054)	(185)	(2,138)	(185)
Other income and (expense), net	(11)	(1)	(11)	(1)

Total other income, net	648	2,258	1,165	4,611

Loss before income taxes	(5,604)	(11,131)	(24,434)	(23,508)

Income taxes	—	—	—	3

Net loss	$(5,604)	$(11,131)	$(24,434)	$(23,511)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.31)	$(0.67)	$(0.65)

Shares used in the calculation of net loss per common share:
Basic and diluted	36,647	36,368	36,623	35,947
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2005	2004
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(24,434)	$(23,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,947	2,711
Deferred revenues	(11,330)	(22,957)
Deferred expenses	—	140
Loan forgiveness on notes receivable	50	52
Non-cash compensation expenses	314	280
Change in operating assets and liabilities:
Accounts receivable and other current assets	(15,571)	8,524
Other non-current assets	(388)	587
Accounts payable and accrued liabilities	(7,521)	(29,873)
Other non-current liabilities	446	—

Net cash used in operating activities	(53,487)	(64,047)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(19,970)	(471,806)
Sales/maturities of short-term investments	64,987	509,059
Purchase of royalty stream	—	(50,000)
Deposit and restricted cash	(525)	7,845
Purchases of property and equipment	(2,592)	(40,432)

Net cash provided by (used in) investing activities	41,900	(45,334)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	2,551	3,815
Proceeds from debt financing	—	24,482
Principal payments on long-term debt	(3,492)	(2,035)

Net cash (used in) provided by financing activities	(941)	26,262

Net decrease in cash and cash equivalents	(12,528)	(83,119)

Cash and cash equivalents at beginning of the period	61,027	105,854

Cash and cash equivalents at end of the period	$48,499	$22,735

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
     The terms “Company” and “we” and “our” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2.	STOCK-BASED COMPENSATION
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
     The Company has determined pro forma net loss and related per share information as if the fair value method described in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net loss and net loss per share is as follows for the three and six months ended June 30, 2005 and 2004 (in thousands, except for loss per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(5,604)	$(11,131)	$(24,434)	$(23,511)
Stock option expense	(5,131)	(6,717)	(10,472)	(13,358)

Pro forma net loss	$(10,735)	$(17,848)	$(34,906)	$(36,869)

Loss per share as reported (basic and diluted)	$(0.15)	$(0.31)	$(0.67)	$(0.65)
Pro forma loss per share (basic and diluted)	$(0.29)	$(0.49)	$(0.95)	$(1.03)
     The Financial Accounting Standards Board (FASB) issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. See discussion under Note 10 below.

3.	USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
4.	SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE
     Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
5.	IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through June 30, 2005.
6.	LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.3 million and 2.4 million for the period ended June 30, 2005 and 2004, respectively.
7.	COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended June 30, 2005 and 2004, comprehensive loss was $4.6 million and $15.5 million, respectively. For the six months ended June 30, 2005 and 2004, comprehensive loss was $24.7 million and $27.5 million, respectively.
8.	REVENUE RECOGNITION
     Revenue under collaborative research and development agreements is recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort. Revenue related to the sales force allowance is recognized based on the incurrence of related costs associated with building and operating the sales function. Pfizer has agreed to pay for and support a 200-person Neurocrine sales force that will initially promote Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States, and, upon approval of the indiplon NDAs, will co-promote indiplon in the United States.
9.	RESEARCH AND DEVELOPMENT EXPENSES
     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of certain other costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, the Company funds R&D, conducted on its behalf, at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trials expense based on work performed. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions to accruals are recorded in the period in which the facts that give rise to the revision become known.
10.	NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SAFS No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first quarter of fiscal 2006.
     SFAS No. 123R permits public companies to choose between the following two adoption methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No.123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. For information about what the Company’s reported results of operations and earnings per share would have been had it adopted SFAS No. 123, see the discussion under Note 2 to the Company’s Condensed Consolidated Financial Statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

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
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues until the United States Food and Drug Administration (FDA) approves a drug candidate. We submitted a New Drug Application (NDA) for the capsule formulation of our lead drug candidate, indiplon, in April 2005. The FDA accepted this indiplon capsule formulation NDA for review during June 2005. We also submitted an NDA for the tablet formulation of indiplon during the second quarter of 2005, and the FDA accepted this NDA for review during July 2005. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses until one or more of our drug candidates receives regulatory approval from the FDA and are successfully commercialized. As of June 30, 2005, we have incurred a cumulative deficit of $302.4 million and expect to incur operating losses in future periods.
CRITICAL ACCOUNTING ESTIMATES
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
The following table summarizes our primary sources of revenue:

	Three Months
	Ended June 30,
	2005	2004
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$33,163	$12,618
GlaxoSmithKline	6	2,276

Total revenue under collaboration agreements	33,169	14,894
Grant income	—	155

Total revenues	$33,169	$15,049

     Revenues were $33.2 million for the second quarter of 2005 compared with $15.0 million for the respective period last year. The increase in revenues for the three months ended June 30, 2005, compared with the respective period in 2004, results primarily from the recognition of a $20.0 million milestone from Pfizer related to the FDA’s accepting for review our NDA for indiplon capsules. During the second quarter of 2005 we recognized $33.2 million in revenue from Pfizer, $2.7 million in the form of sponsored development funding, $5.4 million resulting from amortization of up-front license fees, the above mentioned $20.0 million milestone, and $5.0 million related to the sales force allowance received from Pfizer for the operation of our sales force. During the second quarter of 2004 we recognized $1.1 million from Pfizer in the form of sponsored development funding and an additional $8.5 million resulting from amortization of up-front license fees and a $3.0 million milestone. The decrease in revenue from the amortization of up-front license fees is due to the timing of the filing of our NDA for indiplon. Under the GlaxoSmithKline (GSK) agreement, we recognized $2.3 million during the second quarter of 2004, which included a $0.5 million milestone for selection of a development candidate in our CRF research program. Additionally, we completed the research portion of this collaboration agreement during the first quarter of 2005.
     Research and development expenses increased to $29.6 million for the second quarter 2005 compared with $23.0 million for the respective period in 2004. This $6.6 million increase in research and development expenses is primarily due to increased external development spending. External development costs incurred related to indiplon for the second quarter of 2005 were $6.2 million compared to $4.8 million for the same period last year. This increase of $1.4 million is due in part to the efforts around the NDA filings. External development costs for other programs have increased from $4.0 million in the second quarter of 2004 to $7.6 million in the second quarter of 2005. External development costs related to the GnRH program increased from $1.6 million in the second quarter of 2004 to $2.5 million in the second quarter of 2005. External development costs related to the urocortin 2 program increased from $0.3 million in the second quarter of 2004 to $1.1 million in the second quarter of 2005. We currently have one program (indiplon) in FDA registration, five programs in clinical development, three programs in pre-clinical development, and multiple programs in research. Additionally, personnel costs have increased by $0.7 million (approximately 9%), from the second quarter of 2004 to the second quarter of 2005 related to the expansion of research and development activities. We expect increases in non-indiplon related research and development expenses to continue in the future as we advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.
     Sales general and administrative expenses increased to $9.8 million for the second quarter of 2005 compared with $5.5 million during the same period last year. This increase in expenses from 2004 to 2005 resulted primarily from the activities surrounding the implementation of our commercialization strategy, including the building of our 200 person sales force, which is currently deployed in the continental United States and detailing Pfizer’s antidepressant Zoloft® to psychiatrists and sleep specialists.
     Other income decreased to $0.6 million during the second quarter of 2005 compared to $2.3 million for the same period last year. This decrease primarily resulted from interest expense incurred during the second quarter of 2005. While constructing the new headquarters during 2004, the majority of interest expense was capitalized in accordance with SFAS No. 34. Additionally, lower overall investment balances decreased the interest income recognized.
     Net loss for the second quarter of 2005 was $5.6 million, or $0.15 per share, compared to $11.1 million, or $0.31 per share, for the same period in 2004. We expect to incur a net loss in 2005 as our research, development, pre-clinical studies and clinical trial activities continue. However, fluctuations in the quarterly results may occur due to the timing of milestone achievements related to our NDAs for indiplon under our collaboration agreement with Pfizer. We have earned and expect to receive a $50.0 million milestone during the third quarter of 2005 related to the FDA’s accepting for review our NDA for indiplon tablets. Additionally, we completed the build of our sales function during the second quarter of 2005, which will lead to increased sales, general and administrative expenses. Because of the funding from Pfizer related to our sales function, revenue from the sales force allowance also will increase during 2005.
     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, licensing of product candidates, and from the sales force allowance from Pfizer. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% and 99% of our revenue for the quarters ended June 30, 2005 and 2004, respectively.
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
The following table summarizes our primary sources of revenue:

	Six Months
	Ended June 30,
	2005	2004
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$43,573	$27,516
GlaxoSmithKline	1,460	4,066

Total revenue under collaboration agreements	45,033	31,582
Grant income	—	408

Total revenues	$45,033	$31,990

     Revenues were $45.0 million for the second quarter of 2005 compared with $32.0 million for the respective period last year. The increase in revenues for the six months ended June 30, 2005, compared with the respective period in 2004, results primarily from a increase in revenues recognized under our collaboration agreement with Pfizer. During the first half of 2005 we recognized $43.6 million in revenue from Pfizer, comprised of $6.7 million in the form of sponsored development funding, $10.9 million resulting from amortization of up-front license fees, a $20.0 million milestone from Pfizer related to the FDA’s accepting for review our NDA for indiplon capsules and $6.0 million related to the sales force allowance received from Pfizer for the building and operation of our sales force. During the first half of 2004 we recognized $5.1 million from Pfizer in the form of sponsored development funding and an additional $22.5 million resulting from amortization of up-front license fees and milestones. The decrease in revenue from the amortization of up-front license fees is due to the timing of our NDA filing for indiplon discussed above. Under the GSK agreement, we recognized $1.5 million during the first half of 2005, which included a $1.0 million milestone for successful completion of the research portion of our collaboration agreement. During the first half of 2004, we recognized $4.1 million in revenue under the GSK collaboration, comprised of $2.8 million in the form of sponsored research and $1.3 million from license fee amortization and milestones.
     Research and development expenses increased to $55.2 million for the first half of 2005 compared with $49.4 million for the respective period in 2004. This increase in research and development expenses is primarily due to increased laboratory costs of $1.2 million and an increase in external development costs of $3.0 million. External development costs incurred related to indiplon for the first half of 2005 were $10.2 million compared to $12.6 million for the same period last year. This decrease of $2.4 million is due to the tapering of the indiplon program as it nears completion. External development costs for other programs have increased from $8.7 million in the first half of 2004 to $14.0 million in the first half of 2005. External development costs related to the GnRH program increased from $2.8 million in the first half of 2004 to $4.5 million in the first half of 2005. External development costs related to the multiple sclerosis program increased from $2.1 million in the first half of 2004 to $3.3 million in the first half of 2005. Additionally, personnel costs have increased by $1.7 million (approximately 11%), from the first half of 2004 to the first half of 2005 as a result of expansion of research and development activities. We expect increases in non-indiplon related research and development expenses to continue in the future as we advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.
     Sales, general and administrative expenses increased to $15.4 million for the first half of 2005 compared with $10.8 million during the same period last year. This increase from 2004 to 2005 resulted primarily from the activities surrounding the implementation of our commercialization strategy, including the building of our sales force.
     Other income decreased to $1.2 million during the first half of 2005 compared to $4.6 million for the same period last year. The decrease primarily resulted from interest expense incurred during the first half of 2005. During 2004, while constructing the new headquarters, the majority of interest expense was capitalized in accordance with SFAS No. 34. Additionally, lower overall investment balances decreased the interest income recognized.
     Net loss for the first half of 2005 was $24.4 million, or $0.67 per share, compared to $23.5 million, or $0.65 per share, for the same period in 2004. We expect to incur a net loss in 2005 as our research, development, pre-clinical studies and clinical trial activities continue. However, fluctuations in the quarterly results may occur due to the timing of milestone achievements related to our New Drug Application for indiplon under our collaboration agreement with Pfizer. Additionally, we completed the build of our sales function during 2005, which will increase sales, general and administrative expenses. Because of the funding from Pfizer related to our sales function, revenue from sales force allowance will also increase during 2005.
     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, licensing of product candidates, and from the sales force allowance from Pfizer. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% and 99% of our revenue for the six months ended June 30, 2005 and 2004, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2005, our cash, cash equivalents, and short-term investments totaled $243.3 million compared with $301.1 million at December 31, 2004. The decrease in cash balances at June 30, 2005 resulted primarily from our net loss of $24.4 million and a decrease in accounts payable and accrued liabilities related to our declining clinical trial costs for indiplon, and an increase in accounts receivable under collaborative agreements, as a result of the timing of milestone payments.

     Net cash used in operating activities during the first half of 2005 was $53.5 million compared with $64.0 million during the same period last year. This fluctuation resulted primarily from a decrease in accounts payable of $29.9 million in the first six months of 2004 compared to $7.5 million in the first six months of 2005.
     Net cash provided by (used in) investing activities during the first six months of 2005 was $41.9 million compared to ($45.3) million for the first six months of 2004. This fluctuation resulted primarily from the prepayment of the Wyeth royalties on indiplon during the first half of 2004 for $50.0 million. In addition, purchases of property and equipment decreased from $40.4 million in 2004 to $2.6 million in 2005 as a result of the completion of construction of our corporate headquarters in mid-2004. The fluctuation in net cash provided by (used in) investing activities also resulted, in part, from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. Capital equipment purchases for 2005 are expected to be approximately $9.0 million. During the first quarter of 2005, we placed a deposit of $525,000 with a local bank as security for a $500,000 letter of credit. This letter of credit serves as security on our fleet of vehicles for the sales force.
     Net cash (used in) provided by financing activities during the first half of 2005 was ($0.9) million compared with net cash provided by financing activities of $26.3 million for the respective period last year. This fluctuation resulted primarily from financing for $24.5 million through our construction loan in 2004. Cash proceeds from the issuance of common stock under option programs decreased by $1.3 million in the current six-month period compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on June 30, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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
     Based on the results of the Phase III clinical trials on indiplon, we assembled and filed with the FDA a new drug application (NDA) for both the immediate release capsule and the modified release tablet formulations of indiplon. If the FDA finds either or both of our NDAs incomplete or insufficient, delays approval, or refuses to approve the NDAs for any reason, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDAs are approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.
We expect to rely on our collaboration with Pfizer for the funding of the completion of our indiplon clinical program and for commercialization of indiplon.
     Pfizer has agreed to:
•	fund substantially all third-party costs related to future indiplon development, manufacturing and commercialization activities;

•	fund a 200-person Neurocrine sales force that will initially promote Zoloft® and, upon approval of the indiplon NDAs, will co-promote indiplon in the United States;

•	be responsible for obtaining all regulatory approvals outside of the United States and regulatory approvals in the United States after approval of the first indiplon NDA; and

•	be responsible for sales and marketing of indiplon worldwide.
     While our agreement with Pfizer requires them to use commercially reasonable efforts in the development and commercialization of indiplon, we cannot control the amount and timing of resources Pfizer may devote to our collaboration in the United States nor can we control when Pfizer will seek regulatory approvals outside of the United States. In addition, if Pfizer’s development activities in pursuing new indications and uses of indiplon are not successful or if Pfizer’s sales and marketing activities for indiplon are not effective, indiplon sales and our business may be harmed.
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
     Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business. Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time-consuming and may take years to complete. We have submitted NDAs based on the results of our clinical trials in our indiplon development program for insomnia. This is our most advanced clinical program and represents a significant portion of our total clinical development activities and expenditures, to date. If the FDA determines that we have failed to demonstrate that indiplon is safe and efficacious for the targeted patient populations or if the FDA does not approve the proposed indiplon product labeling, our business and reputation would be harmed and our stock price would be negatively affected.
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
     Since our inception, we have incurred significant net losses, including net losses of $24.4 million and $45.8 million for the six months ended June 30, 2005 and the year ended December 31, 2004, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $302.4 million and $278.0 million as of June 30, 2005 and December 31, 2004, respectively. We were not profitable for the year ended December 31, 2004, and we do not expect to be profitable from product sales/royalties in 2005. We have not yet obtained regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:
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
     These issues and possible disagreements with our corporate collaborators could lead to delays in the collaborative research, development or commercialization of many of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.
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
     All of our product candidates are in research or development and, while we expect indiplon to be commercially available in 2006, there is the possibility that it will not be commercially available at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:
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
     Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our products if and when they are approved by the FDA. We currently have limited experience in marketing and selling pharmaceutical products. In preparation for marketing indiplon upon approval by the FDA, we have hired staff with experience in pharmaceutical sales and marketing. We will rely on Pfizer to co-promote indiplon with us in the United States and rely exclusively on Pfizer to market indiplon outside of the United States.
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
•	contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

•	switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

•	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products;

•	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Agency, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards; and

•	if the primary contract manufacturer for indiplon should be unable to manufacture indiplon for any reason, or should fail to receive FDA approval or Drug Enforcement Agency approval, commercialization of indiplon could be delayed, which would delay indiplon sales and negatively impact our business.
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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $34 per share to approximately $53 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     Our research activities involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurs, a court may hold us liable for any resulting damages, which may harm our results of operations and cause us to use a substantial portion of our cash reserves, which would force us to seek additional financing.
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

PART II: OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (A) The Company’s Annual Meeting of Stockholders was held on May 25, 2005 (the “Annual Meeting”).
     (B) The following Class III Director was elected at the Annual Meeting:

Name	Position	Term Expires
Gary A. Lyons	Class III Director	2008
     The following Class I and II Directors continue to serve their respective terms which expire on the Company’s Annual Meeting of Stockholders in the year as noted:

Name	Position	Term Expires
Joseph A. Mollica, Ph.D.	Class I Director	2006
Wylie W. Vale, Ph.D.	Class I Director	2006
W. Thomas Mitchell	Class I Director	2006
Corinne H. Lyle	Class II Director	2007
Richard F. Pops	Class II Director	2007
Stephen A. Sherwin, M.D.	Class II Director	2007
     (C) At the Annual Meeting, stockholders voted on three matters: (i) the election of a Class III Director for a term of three years expiring in 2008, (ii) the approval of an amendment to of the Company’s 2003 Incentive Stock Plan and the reservation of 3,300,000 shares of common stock for issuance thereunder, and (iii) the ratification of the appointment of Ernst & Young LLP as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2005. The voting results were as follows:
(i)	The election of a Class III Director for a term of three years:

Gary A. Lyons	For 33,211,032	Withhold 299,659
(ii)	Approval of the amendment to the Company’s 2003 Incentive Stock Plan, and the reservation of 3,300,000 of shares of common stock reserved for issuance, thereunder:

For 20,117,553	Against 9,249,074	Abstain 35,818
(iii)	Ratification of the appointment of Ernst & Young LLP as registered independent public accounting firm for the fiscal year ending December 31, 2005:

For 33,267,446	Against 217,529	Abstain 25,716

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) EXHIBITS.
3.1	Restated Certificate of Incorporation (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment of Bylaws (1)

3.4	Certificate of Amendment of Bylaws dated May 28, 2004 (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Report on Form 10-Q filed on August 9, 2004

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
     (B) REPORTS ON FORM 8-K.
On April 15, 2005, the Company reported under Items 8.01 and 9.01 the resubmission of its New Drug Application for indiplon immediate release capsules.
On April 18, 2005, the Company reported under Item 1.01 the Incentive Bonus Plan for 2005 approved by the Board of Directors.
On April 27, 2005, the Company reported under Items 1.01 and 9.01 the approval by the Board of Directors of the amended non-qualified deferred compensation plan.
On May 26, 2005, the Company reported under Item 7.01 the approval, by the stockholders, of an amendment to the Company’s 2003 Incentive Stock Plan to increase the number of shares of common stock reserved for issuance to 3,300,000 shares.
On May 27, 2005, the Company reported under Items 8.01 and 9.01 the resubmission of its New Drug Application for indiplon modified release tablets.
On June 14, 2005, the Company reported under Items 8.01 and 9.01 the U.S. Food and Drug Administration had accepted its New Drug Application for indiplon capsules for review.
On June 24, 2005, the Company reported under Items 1.01 and 9.01 the entering into an employment agreement and employment commencement nonstatutory stock option agreement with Richard Ranieri to serve as Senior Vice President, Human Resources.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 4, 2005	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)