Form 10-Q
period 2005-09-30
NEUROCRINE BIOSCIENCES INC
filed 2005-11-09
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
     Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act): Yes ☑ No ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 36,927,553 as of October 27, 2005.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)

	September 30,	December 31,
	2005	2004
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$75,384	$61,027
Short-term investments, available-for-sale	215,454	240,102
Receivables under collaborative agreements	1,538	8,213
Other current assets	5,252	4,473

Total current assets	297,628	313,815

Property and equipment, net	98,937	102,166
Restricted cash	5,775	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	4,629	3,986

Total assets	$500,969	$519,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,091	$25,237
Deferred revenues	10,896	27,674
Current portion of long-term debt	6,052	6,674

Total current liabilities	35,039	59,585

Long-term debt	54,941	59,452
Deferred revenues	2,000	2,000
Other liabilities	5,249	4,353

Total liabilities	97,229	125,390

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 36,888,892 as of September 30, 2005 and 36,532,767 as of December 31, 2004	37	37
Additional paid-in capital	682,339	674,034
Deferred compensation	—	(312)
Notes receivable from stockholders	(69)	(69)
Accumulated other comprehensive loss	(2,329)	(1,908)
Accumulated deficit	(276,238)	(277,955)

Total stockholders’ equity	403,740	393,827

Total liabilities and stockholders’ equity	$500,969	$519,217

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues:
Sponsored research and development	$1,297	$8,605	$8,434	$16,480
License fees and milestones	55,448	26,096	87,344	49,803
Sales force allowance	8,000	—	14,000	—
Grant income	—	—	—	408

Total revenues	64,745	34,701	109,778	66,691

Operating expenses:
Research and development	26,627	32,305	81,863	81,662
Sales, general and administrative	12,997	5,427	28,393	16,179

Total operating expenses	39,624	37,732	110,256	97,841

Income (loss) from operations	25,121	(3,031)	(478)	(31,150)

Other income and (expenses):
Interest income	2,080	2,102	5,394	6,899
Interest expense	(1,024)	(722)	(3,162)	(907)
Other income and (expense), net	(26)	2	(37)	1

Total other income, net	1,030	1,382	2,195	5,993

Income (loss) before income taxes	26,151	(1,649)	1,717	(25,157)

Income taxes	—	(2)	—	1

Net income (loss)	$26,151	$(1,647)	$1,717	$(25,158)

Net income (loss) per common share:
Basic	$0.71	$(0.05)	$0.05	$(0.70)
Diluted	$0.68	$(0.05)	$0.05	$(0.70)

Shares used in the calculation of net income (loss) per common share:
Basic	36,707	36,427	36,685	36,108
Diluted	38,406	36,427	37,992	36,108
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$1,717	$(25,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,491	4,803
Deferred revenues	(16,778)	(30,120)
Deferred expenses	—	3
Loan forgiveness on notes receivable	50	130
Non-cash compensation expenses	421	414
Change in operating assets and liabilities:
Accounts receivable and other current assets	5,896	6,330
Other non-current assets	(437)	(1,409)
Accounts payable and accrued liabilities	(7,146)	(26,813)
Other non-current liabilities	896	888

Net cash used in operating activities	(7,890)	(70,932)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(49,522)	(536,512)
Sales/maturities of short-term investments	73,493	639,109
Purchase of royalty stream	—	(50,000)
Deposit and restricted cash	(525)	7,295
Purchases of property and equipment	(4,262)	(47,552)

Net cash provided by investing activities	19,184	12,340

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	8,196	5,167
Proceeds from debt financing	—	35,486
Principal payments on long-term debt	(5,133)	(3,221)

Net cash provided by financing activities	3,063	37,432

Net increase (decrease) in cash and cash equivalents	14,357	(21,160)

Cash and cash equivalents at beginning of the period	61,027	105,854

Cash and cash equivalents at end of the period	$75,384	$84,694

Supplemental information:
Increase in stockholder’s equity and prepaid royalties from issuance of common stock	$—	$45,000

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
2. STOCK BASED COMPENSATION
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
     The Company has determined pro forma net income (loss) and related per share information as if the fair value method described in Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” had been applied to its employee stock-based compensation. The pro forma effect on net income (loss) and net income (loss) per share is as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands, except for income (loss) per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$26,151	$(1,647)	$1,717	$(25,158)
Stock option expense	(6,156)	(6,384)	(16,628)	(18,154)

Pro forma net income (loss)	$19,995	$(8,031)	$(14,911)	$(43,312)

Net income (loss) per share as reported (basic)	$0.71	$(0.05)	$0.05	$(0.70)
Net income (loss) per share as reported (diluted)	$0.68	$(0.05)	$0.05	$(0.70)
Pro forma net income (loss) per share (basic)	$0.54	$(0.22)	$(0.41)	$(1.20)
Pro forma net income (loss) per share (diluted)	$0.52	$(0.22)	$(0.41)	$(1.20)
     The Financial Accounting Standards Board (FASB) has issued SFAS No. 123R, Share-Based Payment, which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize such costs in the statement of operations. For more information, please see the discussion under Note 10 below.

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
5. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating losses and negative cash flow are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through September 30, 2005.
6. INCOME (LOSS) PER COMMON SHARE
     The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from diluted loss per share because of their anti-dilutive effect for the three months ended September 30, 2004 and nine months ended September 30, 2004 which totaled 1.8 million and 2.1 million, respectively.
     Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Shares used in calculating per share amounts — Basic (Weighted average common shares outstanding)	36,707	36,427	36,685	36,108
Net effect of dilutive common share equivalents	1,699	—	1,307	—

Shares used in calculating per share amounts — Diluted	38,406	36,427	37,992	36,108

Potentially dilutive shares excluded from basic and diluted earnings per share because of their anti-dilutive effect as a result of stock options/warrants which have exercise prices greater than the average market price of the common shares	1,722	1,665	2,377	388

7. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive income (loss) consist of the net income (loss) and unrealized gains and losses on short-term investments. For the three months ended September 30, 2005 and 2004, comprehensive income (loss) was $26.0 million and $(0.5) million, respectively. For the nine months ended September 30, 2005 and 2004, comprehensive income (loss) was $1.3 million and $(27.9) million, respectively.
8. REVENUE RECOGNITION
     Revenue under collaborative research and development agreements is recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events that require substantive effort. Revenue related to the sales force allowance is recognized based on the incurrence of related costs associated with building and operating the sales function. During the three months ended September 30, 2005, the Company recognized a $50.0 million milestone from Pfizer related to the U.S. Food and Drug Administration acceptance for review the New Drug Application for indiplon tablets. Pfizer has agreed to pay for and support a 200-person Neurocrine sales force that is currently promoting Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States, and, upon approval of the indiplon NDAs, will co-promote indiplon in the United States.
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
10. NEW ACCOUNTING PRONOUNCEMENT
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
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues until the United States Food and Drug Administration (FDA) approves a drug candidate. On April 14, 2005, we submitted a New Drug Application (NDA) to the FDA seeking clearance to market indiplon capsules for the treatment of insomnia. On May 26, 2005, We submitted an NDA to the FDA seeking clearance to market indiplon tablets for the treatment of insomnia. The FDA accepted both of these NDA submissions, and has established the Prescription Drug User Fee Act (PDUFA) date as February 15, 2006 for the indiplon capsule NDA filing and March 27, 2006 for the indiplon tablet NDA filing. The PDUFA action date is the date by which the FDA is expected to have completed its review of the submissions and will document its assessment through the issuance of an action letter.
     We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses until one or more of our drug candidates receives regulatory approval from the FDA and are successfully commercialized. As of September 30, 2005, we have incurred a cumulative deficit of $276.2 million.
CRITICAL ACCOUNTING ESTIMATES
     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research and development agreements, clinical trial accruals (which affect research and development expense), investments and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
The following table summarizes our primary sources of revenue:

	Three Months
	Ended September 30,
	2005	2004
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$64,731	$33,267
GlaxoSmithKline	14	1,434

Total revenues	$64,745	$34,701

     Revenues were $64.7 million for the third quarter of 2005 compared with $34.7 million for the respective period last year. The increase in revenues for the three months ended September 30, 2005, compared with the respective period in 2004, results primarily from the recognition of a $50.0 million milestone from Pfizer related to the FDA’s accepting for review our NDA for indiplon tablets. During the third quarter of 2005 we recognized $64.7 million in revenue from Pfizer, $1.3 million in the form of sponsored development funding, $5.4 million resulting from amortization of up-front license fees, the above mentioned $50.0 million milestone, and $8.0 million related to the sales force allowance received for the operation of our sales force. During the third quarter of 2004 we recognized $7.3 million from Pfizer in the form of sponsored development funding, an additional $8.5 million resulting from amortization of up-front license fees and $17.5 million in milestones for the successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon. The decrease in revenue from the amortization of up-front license fees is due to the timing of the filing of our NDAs for indiplon. Sponsored development revenue decreased due to the winding-down of the indiplon development program. Under the GlaxoSmithKline (GSK) agreement, we recognized $1.4 million in sponsored research revenue and license fees during the third quarter of 2004. We completed the research portion of this collaboration agreement during the first quarter of 2005.

     Research and development expenses decreased to $26.6 million for the third quarter of 2005 compared with $32.3 million for the respective period in 2004. This $5.7 million decrease in research and development expenses is primarily due to decreased external development spending. External development costs related to indiplon for the third quarter of 2005 were $2.6 million compared to $8.9 million for the same period last year. This decrease of $6.3 million is due to the tapering of the indiplon program as it nears completion. External development costs for other programs have increased from $5.9 million in the third quarter of 2004 to $6.8 million in the third quarter of 2005. External development costs related to the urocortin 2 program increased from $0.4 million in the third quarter of 2004 to $0.8 million in the third quarter of 2005. External development costs related to the diabetes program increased from $0.5 million in the third quarter of 2004 to $1.0 million in the third quarter of 2005. Consulting costs have decreased by $0.8 million from the third quarter of 2004 to the third quarter of 2005, as a result of substantial completion of the consulting activities relating to the indiplon NDA filings during 2004. We currently have one program (indiplon) in FDA registration, five programs in clinical development, three programs in pre-clinical development, and multiple programs in research. Additionally, personnel costs have increased by $0.5 million (approximately 5%), from the third quarter of 2004 to the third quarter of 2005 related to the expansion of research and development activities. We expect increases in non-indiplon related research and development expenses to continue in the future as we advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.
     Sales, general and administrative expenses increased to $13.0 million for the third quarter of 2005 compared with $5.4 million during the same period last year. This increase in expenses from 2004 to 2005 resulted primarily from the activities surrounding the implementation of our commercialization strategy, including the building of our 200 person sales force, which is currently fully deployed in the continental United States and detailing Pfizer’s antidepressant Zoloft® to psychiatrists and sleep specialists.
     Total other income, net decreased to $1.0 million during the third quarter of 2005 compared to $1.4 million for the same period last year. This decrease primarily resulted from interest expense incurred during the third quarter of 2005. While constructing the new headquarters during 2004, the majority of interest expense was capitalized in accordance with SFAS No. 34.
     Net income for the third quarter of 2005 was $26.2 million, or $0.68 per diluted share, $0.71 per basic share, compared to a net loss of $1.6 million, or $0.05 per basic and diluted share, for the same period in 2004. We expect to incur a net loss in 2005 as our research, development, pre-clinical studies and clinical trial activities continue. However, fluctuations in the quarterly results have occurred due to the timing of milestone achievements related to our NDAs for indiplon under our collaboration agreement with Pfizer. Additionally, we completed the build of our sales function during the second quarter of 2005, which has led to increased sales, general and administrative expenses. Because of the funding from Pfizer related to our sales function, revenue from the sales force allowance also will increase during 2005.
     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, licensing of product candidates, and from the sales force allowance from Pfizer. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% of our revenue for the quarters ended September 30, 2005 and 2004, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
     The following table summarizes our primary sources of revenue:

	Nine Months
	Ended September 30,
	2005	2004
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$108,305	$60,783
GlaxoSmithKline	1,473	5,500

Total revenue under collaboration agreements	109,778	66,283
Grant income	—	408

Total revenues	$109,778	$66,691

     Revenues were $109.8 million for the first nine months of 2005 compared with $66.7 million for the respective period last year. The increase in revenues for the nine months ended September 30, 2005, compared with the respective period in 2004, results primarily from an increase in revenues recognized under our collaboration agreement with Pfizer. During the first nine months of 2005, we recognized $108.3 million in revenue from Pfizer, comprised of $7.9 million in the form of sponsored development funding, $16.3 million resulting from amortization of up-front license fees, $70.0 million of milestones from Pfizer related to the FDA’s accepting for review our NDA for indiplon capsules and tablets, and $14.0 million related to the sales force allowance received from Pfizer for the building and operation of our sales force. During the first nine months of 2004 we recognized $12.3 million from Pfizer in the form of sponsored development funding and an additional $28.0 million resulting from amortization of up-front license fees. The decrease in revenue from the amortization of up-front license fees is due to the timing of our NDA filing for indiplon discussed above. During the first nine months of 2004, we received $20.5 million in milestone payments for the successful completion of Phase III studies for long-term administration and sleep maintenance for indiplon. Under the GSK agreement, we recognized $1.5 million during the first nine months of 2005, which included a $1.0 million milestone for successful completion of the research portion of our collaboration agreement. During the first nine months of 2004, we recognized $5.5 million in revenue under the GSK collaboration, comprised of $4.2 million in the form of sponsored research and $1.3 million from license fee amortization and milestones.
     Research and development expenses were $81.9 million for the first nine months of 2005 and $81.7 million for the respective period in 2004. External development costs incurred related to indiplon for the first nine months of 2005 were $11.7 million compared to $20.3 million for the same period last year. This decrease of $8.6 million is due to the tapering of the indiplon program as it nears completion. External development costs for other programs have increased from $14.6 million in the first nine months of 2004 to $20.7 million in the first nine months of 2005. External development costs related to the GnRH program increased from $6.7 million in the first nine months of 2004 to $7.4 million in the first nine months of 2005. External development costs related to the multiple sclerosis program increased from $2.6 million in the first nine months of 2004 to $3.8 million in the first nine months of 2005. Scientific consultant costs decreased from $3.8 million in the first nine months of 2004 to $2.6 million for the first nine months of 2005 as a result of substantially completing the consulting activities related to the indiplon NDA filings during 2004. Additionally, personnel costs have increased by $2.2 million (approximately 8%), from the first nine months of 2004 to the first nine months of 2005 as a result of expansion of research and development activities. We expect increases in non-indiplon related research and development expenses to continue in the future as we advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.
     Sales, general and administrative expenses increased to $28.4 million for the first nine months of 2005 compared with $16.2 million during the same period last year. This increase from 2004 to 2005 resulted primarily from the activities surrounding the implementation of our commercialization strategy, including the building of our sales force.
     Total other income, net decreased to $2.2 million during the first nine months of 2005 compared to $6.0 million for the same period last year. The decrease primarily resulted from interest expense incurred during the first nine months of 2005. During 2004, while constructing the new headquarters, the majority of interest expense was capitalized in accordance with SFAS No. 34. Additionally, lower overall investment balances decreased the interest income recognized.

     Net income for the first nine months of 2005 was $1.7 million, or $0.05 per share basic and diluted, compared to a net loss of $25.2 million, or $0.70 per basic and diluted share, for the same period in 2004. We expect to incur a net loss in 2005 as our research, development, pre-clinical studies and clinical trial activities continue. However, fluctuations in the quarterly results have occurred due to the timing of milestone achievements related to our NDA for indiplon under our collaboration agreement with Pfizer. Additionally, we completed the build of our sales function during 2005, which has led to an increase in sales, general and administrative expenses. Because of the funding from Pfizer related to our sales function, revenue from sales force allowance will also increase during 2005.
     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, licensing of product candidates, and from the sales force allowance from Pfizer. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% and 99% of our revenue for the nine months ended September 30, 2005 and 2004, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2005, our cash, cash equivalents, and short-term investments totaled $290.8 million compared with $301.1 million at December 31, 2004. The decrease in cash and short-term investment balances at September 30, 2005 resulted primarily from net cash used in operating activities.
     Net cash used in operating activities during the first nine months of 2005 was $7.9 million compared with $70.9 million during the same period last year. This fluctuation resulted primarily from the net income of $1.7 million for the first nine months of 2005 compared to the net loss of $25.2 million for the first nine months of 2004. This fluctuation also resulted in part from a decrease in accounts payable and accrued liabilities of $26.8 million in the first nine months of 2004 compared to $7.1 million in the first nine months of 2005.
     Net cash provided by investing activities during the first nine months of 2005 was $19.2 million compared to $12.3 million for the first nine months of 2004. This fluctuation resulted primarily from the prepayment of the Wyeth royalties on indiplon during the first nine months of 2004 for $50.0 million. In addition, purchases of property and equipment decreased from $47.6 million in 2004 to $4.3 million in 2005 as a result of the completion of construction of our corporate headquarters in mid-2004. The fluctuation in net cash provided by investing activities also resulted, in part, from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. During the first quarter of 2005, we placed a deposit of $525,000 with a local bank as security for a $500,000 letter of credit. This letter of credit serves as security on our fleet of vehicles for the sales force.
     Net cash provided by financing activities during the first nine months of 2005 was $3.1 million compared with $37.4 million for the respective period last year. This fluctuation resulted primarily from financing for $35.5 million through our construction loan in 2004. Cash proceeds from the issuance of common stock under option programs increased by $3.0 million in the current nine-month period compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on September 30, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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
     Based on the results of the Phase III clinical trials on indiplon, we assembled and filed with the FDA new drug applications (NDAs) for both the immediate release capsule and the modified release tablet formulations of indiplon. If the FDA finds either or both of our NDAs incomplete or insufficient, delays approval, or refuses to approve the NDAs for any reason, our business and reputation may be harmed and our stock price may decrease. In addition, even if our indiplon NDAs are approved, the labeling granted by the FDA may limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.
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
     Since our inception, we have incurred significant net losses, including net losses of $45.8 million for the year ended December 31, 2004. As a result of ongoing operating losses, we had an accumulated deficit of $278.0 million as of December 31, 2004. We were not profitable for the year ended December 31, 2004, and we do not expect to be profitable from product sales/royalties in 2005. We have not yet obtained regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:
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
     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical. In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GlaxoSmithKline and the adenosine 2A receptor antagonist we license from Almirall Prodesfarma, S.A. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine and melanocortin subtype 4 we license from the University of Michigan, will be important for future collaborations for our GnRH and melanocortin programs. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $34 per share to approximately $59 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
               (B) REPORTS ON FORM 8-K.
On July 27, 2005, the Company reported under Items 8.01 and 9.01 the U.S. Food and Drug Administration had accepted its New Drug Application for indiplon tablets for review.
On July 27, 2005, the Company reported under Item 9.01 an amendment to the 8-K filing of March 17, 2004 to address a request by the SEC that the Company refile the Assignment and License agreement between the Company and Wyeth Holdings Corporation to include exhibits to such agreement that were previously omitted.
On August 15, 2005, the Company reported under Item 1.01 the approval of the Board compensation plan for all non-employee directors.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2005	/s/ Paul W. Hawran

Paul W. Hawran
Executive Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)