Form 10-K
period 2005-12-31
NEUROCRINE BIOSCIENCES INC
filed 2006-02-07
CIK 914475

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0525145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12790 El Camino Real, San Diego, CA	92130
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (858) 617-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)
Preferred Share Purchase Rights
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note- checking the box above will not relieve any registrant required to file reports pursuant to Section 13 of 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑                                                   Accelerated filer ☐                                                   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2005 totaled approximately $1,117,161,759 based on the closing stock price as reported by the Nasdaq National Market.
     As of January 26, 2006, there were 37,208,611 shares of the Registrant’s Common Stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2005 are incorporated by reference into Part III of this report.
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
     Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading “Item 1.A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.
     The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.
ITEM 1. BUSINESS
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. We currently have nine programs in various stages of research and development, including seven programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for three of our programs. Our lead clinical development program, indiplon, is a drug for the treatment of insomnia. We have submitted two New Drug Applications (NDAs) to the United States Food and Drug Administration (FDA) with respect to indiplon.
Our Product Pipeline
     The following table summarizes our most advanced product candidates currently in clinical development and those currently in research, and is followed by detailed descriptions of each program:

Program	Target Indication	Status	Commercial Rights
Products under clinical development:

Indiplon	Insomnia	Registration	Pfizer/Neurocrine
GnRH Antagonist	Endometriosis	Phase II	Neurocrine
Altered Peptide Ligand	Multiple Sclerosis	Phase II	Neurocrine
Altered Peptide Ligand	Type 1 Diabetes	Phase II	Neurocrine
CRF R2 Peptide Agonist — Urocortin 2	Cardiovascular/Endocrine	Phase II	Neurocrine
CRF R1 Antagonist	Anxiety and Depression	Phase I	GlaxoSmithKline/
Neurocrine
GnRH Antagonist	Benign Prostatic	Phase I	Neurocrine
Hyperplasia

Program	Target Indication	Status	Commercial Rights
Research:
CRF R1 Antagonist	Anxiety, Depression,	Research	GlaxoSmithKline/
	Gastrointestinal Disorders		Neurocrine
GnRH Antagonist	Endometriosis, Benign	Research	Neurocrine
Prostatic Hyperplasia
Adenosine 2A Receptor Antagonists	Parkinson’s Disease	Research	Neurocrine/Almirall
H1 Antagonist	Insomnia	Research	Neurocrine

“Registration” indicates that we or our collaborators have submitted an NDA to the FDA for regulatory approval of the drug candidate.

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
Products Under Clinical Development
  Indiplon
     Insomnia is a neurological disorder with approximately 85 million adults in the United States reporting trouble sleeping a few nights per week or more, according to a 2005 report from Mattson Jack (an epidemiological database used to determine the prevalence of a disease or disorder). Mattson Jack also reports that approximately 22 million adults in the United States experience chronic insomnia, having trouble sleeping every night or almost every night. In addition, according to the National Sleep Foundation (2003), frequent sleep problems in individuals that are 55 to 84 years old, if ignored, can complicate the treatment of other medical conditions, including arthritis, diabetes, heart and lung disease and depression. According to a 2005 report from IMS Health, the United States insomnia pharmaceutical market was $2.2 billion in 2004 and was expected to exceed $2.7 billion in 2005.
     Researchers have found that insomnia can be treated by drugs that interact with the site of action of a natural brain chemical involved in promoting and maintaining sleep. This chemical is called gamma amino-butyric acid, or GABA, and the site of action is called the GABA-A receptor. During the 1980s, drugs that non-selectively target the GABA-A receptor, known as benzodiazepines, were used as sedatives to treat insomnia. This class of drugs produces several undesirable side effects, including negative interactions with other central nervous system depressants, such as alcohol, the development of tolerance upon repeat dosing, and rebound insomnia, or the worsening of insomnia following discontinuation of dosing. Additional side effects, due to the long half-life, or the duration of action of a compound associated with this class of drugs include next-day residual sedation effects and impairment of coordination and memory. Memory impairment, which can include amnesia for events occurring prior to and after drug administration, is of particular concern in the elderly who comprise approximately 18% of the total insomnia population according to Mattson Jack (2005).
     During the late 1980s, a class of drugs known as non-benzodiazepines was developed to target a specific site on the GABA-A receptor. The non-benzodiazepines have a reduced incidence of side effects that are believed to be attributable to binding more selectively on a GABA-A receptor subtype than the benzodiazepines. The most commonly prescribed of the non-benzodiazepines in the United States are Ambien®, Sonata® and Lunesta ®. Ambien® is the current market leader, with approximately $1.8 billion in worldwide sales in 2005, according to Sanofi-Synthelabo.
     We obtained the rights to indiplon for the treatment of insomnia through an exclusive worldwide sublicense agreement that we entered into with DOV Pharmaceutical, Inc. in June 1998. Indiplon is a non-benzodiazepine GABA-A receptor agonist which acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics. However, preclinical studies suggest that indiplon has fewer side effects than currently marketed non-benzodiazepines, including Ambien®, and Sonata®. In our Phase II and III clinical studies, indiplon demonstrated efficacy with no significant next-day residual sedation effects at clinically relevant doses.
     We are developing indiplon in both a short acting capsule formulation and a longer acting tablet formulation to address the different needs of the insomnia patient population. To develop these two different formulations, we have capitalized on important features of indiplon, its rapid absorption and its short half-life in the body. Based on our clinical studies, we have determined that the concentration of indiplon in the bloodstream reaches levels high enough to induce sedation approximately 15 minutes after the patient takes the pill. Indiplon is then rapidly metabolized and eliminated. This results in rapid sleep onset followed by rapid elimination of the drug from the body, reducing the risk of next-day residual sedation effects.
     We believe that together, these two formulations of indiplon will address the most prevalent forms of insomnia — difficulty falling asleep; difficulty staying asleep; and middle of the night awakenings, with difficulty getting back to sleep. The capsule can be used by patients who have trouble falling asleep or who wake up during the night and cannot get back to sleep. The tablet can be used by patients to rapidly induce sleep and maintain sleep through the night. Both forms are intended to improve sleep quality without creating drug induced impairment upon awakening. Our indiplon program is one of the most comprehensive clinical programs addressing the multiple needs of both younger and older adult patients with various forms of insomnia such as sleep initiation, sleep maintenance, middle of the night awakening, and long term administration.
     On April 14, 2005 we submitted an NDA to the FDA seeking clearance to market indiplon capsules for the treatment of insomnia. On May 26, 2005, we submitted an NDA to the FDA seeking clearance to market indiplon tablets for the treatment of insomnia. The FDA accepted both of these NDA submissions and established the Prescription Drug User Fee Act (PDUFA) dates as February 15, 2006 for the capsule NDA filing and March 27, 2006 for the tablet NDA filing. The PDUFA action date is the date by which the FDA is expect to have completed its review of the submissions and will document its assessment through the issuance of an action letter. In January 2006, the FDA requested submission of results from the driving study we completed in late 2005. We submitted the final report of this study to the agency as requested. Based on feedback from the FDA, we anticipate labeling that includes data from this study, which showed no impairment in next-day driving performance. In addition, the FDA has stated its intent to issue a combined package insert in lieu of individual package inserts for the capsule and tablet NDAs. To complete review of the driving study and the combined package insert, the FDA has advised us that the PDUFA dates for the capsule and tablet NDAs have been moved to May 15, 2006 and June 27, 2006, respectively. However, the FDA has committed to an action by May 15, 2006 for both NDAs. The NDAs contain data from a total of 74 clinical trials which included approximately 8,000 adult and elderly subjects, over 350,000 patient exposures and more than 80 preclinical studies. The data reported from these trials consistently has met both primary and secondary endpoints demonstrating the efficacy and safety of indiplon.

   GnRH Antagonist
     Gonadotropin-releasing hormone, or GnRH, is a brain peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis, uterine fibroids and benign prostatic hyperplasia. Other companies have developed several peptide drugs on this principle, such as Lupron® and Zoladex®, and according to manufacturers of these products, the annual worldwide sales in 2005 for these drugs were approximately $2.0 billion. However, since these drugs are peptides, they must be injected rather than taken orally. In addition, these types of agonists take up to several weeks to exert their effect, a factor not seen with direct GnRH antagonists, and until these drugs exert their effects, they have shown a tendency to exacerbate the condition. We believe that there is a large potential market for an orally delivered GnRH antagonist.
     Our current GnRH antagonist clinical efforts are focused on providing new treatments for endometriosis and benign prostatic hyperplasia (BPH). Mattson Jack (2005) estimates that there are more than 5.9 million women in the United States who are clinically recognized as having chronic endometriosis. Of those afflicted, approximately 200,000 patients are treated in an inpatient setting, and approximately 250,000 are treated in an outpatient setting, according to a 1998 National Patient Profile audit. According to the American Academy of Family Physicians, endometriosis is believed to account for a significant proportion of infertility and greater than 90 percent of cases of chronic pelvic pain. The direct medical costs of endometriosis are estimated at $2.8 billion annually. We believe that the availability of an oral treatment, lacking the side effect profile of the currently available peptide agonists, may be an alternative to current therapies and ultimately encourage a higher treatment rate.
     A Phase I clinical trial of our GnRH candidate for endometriosis was completed during 2005. This trial assessed a daily dosing of 50mg and 150mg of GnRH over a six week period in 60 healthy pre-menopausal women to assess the safety, pharmacokinetics, and pharmacodynamics of the compound. Immediately following the six week period, there were reductions of 40% (50mg) and 79% (150mg) in mean estradiol concentrations compared to placebo. This study demonstrated that our GnRH antagonist was safe and well tolerated, and a dose-dependent suppression of estradiol with once a day dosing was observed throughout the study. The effects of reduction in estradiol have been correlated with a reduction in pain and other symptoms of endometriosis. Based on the results of this trial, we initiated and fully enrolled a three-month Phase II trial in 76 endometriosis patients to establish efficacy and tolerability of our lead endometriosis drug candidate during 2005. Efficacy in this Phase II study is being assessed through the Composite Pelvic Sign and Symptoms Score (CPSSS) and results are expected in 2006.
     A second Phase II study in patients with endometriosis was initiated in December 2005 to more fully explore dose responses. The study will include 72 patients and is designed to assess safety and efficacy over a three-month period with a safety extension for three-months. The primary endpoint is reduction in endometriotic pain as measured by CPSSS. Preliminary results are expected in the third quarter of 2006. Additionally, two previous Phase I studies showed our GnRH antagonist to be safe and well tolerated, resulting in suppression of estradiol in women and testosterone in men.
     BPH is an enlargement of the prostate gland and affects approximately 33% of men over age 60 according to Mattson Jack (2005). Scientists have determined that dihydrotestosterone (DHT), a derivative of testosterone, is the primary cause of prostate enlargement. Scientists also have noted that men who do not generate DHT do not develop BPH. Although BPH affects an estimated 31 million men in the United States, only 5 million have been diagnosed and less than 1 million actually receive treatment (Mattson Jack 2004). United States sales of current treatments for BPH are approximately $1.4 billion in 2005 (IMS Health). During 2004, we conducted a Phase I single dose study to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of our GnRH antagonist in healthy males. The results of this trial demonstrated that our GnRH antagonist effectively reduced testosterone production when compared to placebo. In 2005, we filed an Investigational New Drug application to initiate multiple dose Phase I studies in males as a basis for a Phase II study in 2006.

  Altered Peptide Ligand
     The American Autoimmune Related Diseases Association estimates that approximately 50 million people in the United States suffer from autoimmune diseases such as multiple sclerosis, rheumatoid arthritis and type 1 diabetes. The immune system typically protects an individual from disease agents, such as viruses, by recognizing and destroying those foreign substances using specialized blood cells, called lymphocytes. Occasionally, however, some lymphocytes arise that inappropriately recognize the body’s own tissues as an invader and begin to attack normal healthy tissue, resulting in an autoimmune disease. While the mechanism through which the lymphocyte initiates the autoimmune disease is still unknown, the development of drugs that specifically suppress the action of self-reactive lymphocytes or restore the function of regulatory cells may prove advantageous for the prevention, cure or treatment of autoimmune disease.
     One type of lymphocyte involved in the immune response to self or foreign substances is the T cell. T cells detect antigens, which are foreign substances, such as viruses or bacteria, and destroy them. Our scientists have determined based on a series of experiments that specific amino acid residues within a peptide sequence of an antigen are required for T cell recognition and subsequent cellular activation. The structure of such a peptide fragment can be specifically altered so that it will not properly activate the T cell. This altered peptide ligand can thus prevent the T cell from destroying its target, or in the case of an autoimmune reaction, prevent the T cell from destroying the healthy tissue.
     Multiple Sclerosis. Multiple sclerosis is a chronic autoimmune disease characterized by recurrent attacks of neurological dysfunction due to damage in the central nervous system. The classic clinical features of multiple sclerosis include impaired vision and weakness or paralysis of one or more limbs. According to the National Multiple Sclerosis Society, there are approximately 400,000 cases of multiple sclerosis in the United States, with approximately 2.5 million cases worldwide. The National Multiple Sclerosis Society also estimates that most multiple sclerosis patients are diagnosed between the ages of 20 and 25 and that two to three times more women are affected than men. Currently available treatments for multiple sclerosis offer limited efficacy and steroids are often prescribed to reduce the severity of acute flare-ups and speed recovery. Experimental therapy with other immune-suppressive agents has shown limited success. Nevertheless, the two leading therapies for Multiple Sclerosis are projected to reach $4.9 billion in worldwide sales in 2005.
     We have designed a novel altered peptide ligand based on myelin basic protein that would target the autoreactive T cells that cause neurological damage in multiple sclerosis. We have completed Phase I clinical trials and two Phase II clinical trials of our altered peptide ligand for the treatment of multiple sclerosis. One of the Phase II placebo-controlled studies showed a reduction in the total volume of new enhancing lesions (a marker for multiple sclerosis) in the central nervous system for 57% of the patients in the lowest dose group compared to 25% in the control group. However, allergic reactions were seen in approximately 10% of patients in these trials, suggesting that optimal dosing may be at lower levels than those selected for the trials.
     In July 2003, we initiated a third Phase II clinical trial for our altered peptide ligand for the treatment of relapsing multiple sclerosis to further define safety and efficacy. This multicenter, randomized, double-blind, placebo-controlled trial is designed to evaluate safety and tolerability of our compound vs. placebo in approximately 150 patients. Enrollment in this study was completed in 2005, with data expected in early 2006.
     Type 1 Diabetes. Utilizing our experience in the development of altered peptide ligands for multiple sclerosis, we have extended this approach to type 1 or insulin dependent diabetes mellitus, which is a metabolic disease in which the body does not produce enough insulin. Like multiple sclerosis, in type 1 diabetes the immune system erroneously targets healthy tissue, in this case the pancreatic cells responsible for the production of insulin. According to the International Diabetes Federation, type 1 diabetes is one of the most prevalent chronic childhood conditions worldwide, afflicting approximately 4.9 million patients. Diabetics often suffer from a number of complications of the disease, including heart disease, circulatory problems, kidney failure, neurological disorders and blindness. Current therapy for type 1 diabetes consists of daily insulin injections to regulate blood glucose levels, which does not cure, nor prevent, the disease. Spending on all diabetic therapies in the United States was approximately $10 billion in 2005 according to the IMS Health.

     We believe that an altered peptide ligand specific for autoimmune T cells involved in diabetes may stop the destruction of the insulin-secreting cells in early onset type 1 diabetic patients, thus allowing patients to delay or avoid chronic insulin therapy. In preclinical studies, our altered peptide ligand was capable of eliciting a protective immune response and reducing the incidence of diabetes. In addition, experiments using immune cells derived from the blood of type 1 diabetes patients indicate that patients’ immune cells recognize our altered peptide ligand. This suggests that this compound may have the potential to intervene in the disease process in humans.
     We have completed four Phase I/IIa safety and dose escalating clinical trials in approximately 120 diabetic patients. Data from these trials indicates that the compound is safe and well tolerated. A double blind, placebo-controlled, multi-center, Phase IIb clinical study in adolescent and adult patients with new onset type 1 diabetes is currently underway. This study is a 188 patient dose response, efficacy and safety trial which will involve dosing over a two-year period at approximately 20 medical sites in Canada, Europe and South Africa. Enrollment was completed in the first quarter of 2004. Final results are expected in mid-2006.
  Corticotropin-Releasing Factor
     According to Mattson Jack, in 2005 over 22 million people in the United States suffered from major depression, and another 12 million suffered from less severe forms of depression. The National Institute of Mental Health also indicated that in 2005 over 19 million Americans suffer from a debilitating anxiety disorder. In 2005, the United States market for depression therapeutics was in excess of $13 billion according to IMS Health. However, significant unmet medical needs remain. The leading drug class, known as the selective serotonin reuptake inhibitors, is ineffective or intolerable in one-third of patients. These drugs frequently require as long as three weeks to take effect and have significant adverse side effects such as sexual dysfunction. Therefore, a rapid acting antidepressant with fewer side effects would represent a major advance in the treatment of depression.
     Depression. Depression is one of a group of neuropsychiatric disorders that is characterized by extreme feelings of elation and despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. Researchers believe that depression results from a combination of environmental factors, including stress, as well as an individual’s biochemical vulnerability, which is genetically predetermined. The most frequently prescribed antidepressant therapies are selective serotonin reuptake inhibitors such as Zoloft®, Paxil®, Lexapro® and Prozac®, as well as certain generic equivalents, that act to increase the levels of serotonin and several other chemicals in the brain. However, because these drugs affect a wide range of neurotransmitters, they have been associated with a number of adverse side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. In addition, one of the biggest limitations of most existing antidepressant therapies is their slow onset of action.
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
     In July 2001, we announced our second CRF antagonist collaboration, a worldwide collaboration with GlaxoSmithKline (GSK), to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, GSK sponsored and we jointly conducted a collaborative research program and collaborated in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The sponsored research portion of the collaboration was completed in 2005.
     During 2004, GSK advanced one of the lead CRF R1 receptor antagonists drug candidates arising out of our collaboration into Phase I clinical trials. The trial was a double-blind, placebo controlled, single dose study to evaluate safety and pharmacokinetics of a range of escalating doses. In late 2005, a placebo-controlled double blind multiple dose Phase I study was initiated and is currently ongoing. Following the completion of this Phase I trial, further evaluation of this lead CRF R1 drug candidate in extended Phase I and Phase II proof of concept trials is scheduled to begin in the second half of 2006.
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
     Irritable bowel syndrome is a gastrointestinal inflammatory disease that affects approximately 30 million people in the United States, accounting for over $25 billion in direct and indirect costs each year, according to the International Foundation for Functional Gastrointestinal Disorders. Irritable bowel syndrome can be a lifelong, intermittent disease, involving chronic or recurrent abdominal pain and frequent diarrhea or constipation. Some patients with irritable bowel syndrome report the onset of symptoms of the disease following a major life stress event, such as death in the family, which suggests that the causes of irritable bowel syndrome may be related to stress. In addition, most irritable bowel syndrome sufferers also experience anxiety and depression. GSK plans on advancing a CRF antagonist, targeting irritable bowel syndrome, into a Phase II proof of concept clinical trial in late 2006, in parallel with the anxiety and depression trials.
  CRF R2 Peptide Agonist — Urocortin 2
     Urocortin 2 is a recently discovered endogenous peptide ligand of the CRF R2 receptor present in the cardiovascular system, notably the heart and cerebral arterial system. Urocortin 2 plays a role in the control of the hormonal, cardiovascular, gastrointestinal, and behavioral responses to stress, and has an array of effects on the cardiovascular system and metabolism. Based on preclinical efficacy and safety data, together with its known role in human physiology, we believe that urocortin 2 may have positive hemodynamic effects on cardiac output and blood pressure which may benefit patients with acute congestive heart failure (CHF). There are an estimated one million hospitalizations each year in the United States for CHF (Mattson Jack, 2005).
     CHF is a condition where the heart cannot pump enough blood to supply all of the body’s organs. It is a result of narrowing of the arteries combined with high blood pressure, which results in increased respiration as well as edema from water retention. In the case of acute symptomology, CHF patients will eventually experience a rapid deterioration and require urgent treatment in the hospital. According to 2005 data from the American Heart Association, nearly 5 million people experience CHF and about 550,000 new cases are diagnosed each year in the United States. CHF becomes more prevalent with age and the number of cases is expected to grow as the overall age of the population increases. Current treatment options include a cocktail of drugs consisting of diuretics to remove excess water, beta blockers and digitalis to improve heart muscle contraction, and/or ACE inhibitors and vasodilators to expand blood vessels.
     During 2005, we completed a Phase II placebo controlled dose-escalation study to evaluate the safety, pharmacokinetics and pharmacodynamics of two dose levels of urocortin 2 in patients with stable CHF. Results of this study demonstrated a dose-related increase in cardiac output of up to 50% with only a modest increase (6%) in heart rate. We expect to complete an additional Phase II study evaluating dose and duration of infusion in patients with stable CHF in the first half of 2006 followed by a Phase II study in patients with acute decompensated heart failure during the second half of 2006.
Research
     Our research focus is on addressing diseases and disorders of the central nervous system and endocrine system, which includes stress-related disorders and neurodegenerative diseases. Central nervous system drug therapies represent the second largest sector of the worldwide drug market, accounting for over $65 billion in worldwide drug sales in 2004 according to Espicom Business Intelligence.
  CRF R1 Antagonist
     As mentioned previously, the CRF R1 antagonist has been identified by researchers to be the central mediator of the body’s stress responses or stress related disorders. Through our collaboration with GSK, development and evaluation of compounds for stress-related disorders continues.
  GnRH Antagonists
     As previously mentioned, GnRH antagonists may be useful in treating certain hormone dependent diseases. Our discovery work in GnRH antagonists continues to focus on endometriosis and benign prostatic hyperplasia as we continue to search for additional candidates for preclinical and clinical trials.
  Adenosine 2A Receptor Antagonists
     In October, 2004, we entered into a licensing agreement with Almirall Prodesfarma, S.A. for the development of adenosine 2A receptor antagonists for Parkinson’s disease. Adenosine 2A receptor antagonists have been shown to be effective in both pre-clinical models of Parkinson’s disease and in clinical trials with Parkinson’s disease patients. This subtype of receptors for the neuromodulator adenosine is selectively localized on neurons in the brain that also express dopamine D2 receptors. The function of these neurons is impaired due to dopamine depletion that occurs in Parkinson’s disease and antagonism of adenosine 2A receptors appears to help restore normal function. We are in the process of identifying a lead development candidate.
H1 Antagonist
     Insomnia has several dimensions and numerous co-morbidities. We are developing the non-benzodiazepine GABA-A agonist, indiplon for the treatment of insomnia in most of its forms. There are however other central nervous system pathways that are involved in sleep regulation in addition to the GABA-A channel. Histamine is a brain chemical that controls arousal and wakefulness by binding and activating neuronal H1 receptors. Our scientists have discovered and developed a novel series of potent and highly selective small molecule H1 antagonists for the treatment of chronic insomnia. By virtue of their selectivity and mechanism of action, we believe that this program is complementary to our indiplon program. We plan to file an Investigational New Drug Application with the FDA in early 2006 and to initiate single-dose and multi-dose Phase I studies to assess the safety, pharmacokinetic and pharmacodynamic characteristics of our H1 antagonist.
Our Discovery Technology
     We utilize a proprietary approach to small molecule drug design that we refer to as multi-channel technology.
     Multi-Channel Discovery™. The advent of molecular biology, culminating in the cloning of the human genome, has opened up a vast array of receptors as potential targets for drug discovery. Numerous new technologies have been developed to try to speed the identification of small molecule drugs. These technologies have mainly relied on the creation of large chemical libraries utilizing combinatorial chemistry, automated synthesis of compounds and ultra-high throughput screening machines to test hundreds of thousands of compounds against a particular receptor. While we utilize all of these technologies, we have taken the science to the next step, which we call Multi-Channel Discovery, or MCD™.
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
     The power of MCD, however, lies not in its application to a single receptor as a drug target but in the database of compounds that are characterized and isolated for the next target from the same class of receptors. Our current focus is on G-protein-coupled receptors. MCD is not a static process, but one that becomes more powerful, more predictive, and more efficient with each subsequent use. It is an artificial intelligence system applied to drug design. More recent enhancements using commercially available software now allow us to “grow” new molecules from an initial seed template that satisfy predetermined arrays of features often 2-D or 3-D pharmacophore. This generates new ideas that the medicinal chemist may not have originally considered and therefore offers another option when engaged in “lead-hopping” activities.
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
Our Business Strategy
     Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:
     Completing the Development and Commercialization of Our Lead Product Candidate, indiplon. We are working with our collaboration partner, Pfizer, to gain FDA marketing approval for indiplon. On April 14, 2005, we submitted an NDA to the FDA seeking clearance to market indiplon capsules for the treatment of insomnia. On May 26, 2005, we submitted an NDA to the FDA seeking clearance to market indiplon tablets for the treatment of insomnia. The FDA accepted both of these NDA submissions and established the PDUFA dates as February 15, 2006 for the capsule NDA filing and March 27, 2006 for the tablet NDA filing. The PDUFA action date is the date by which the FDA is expect to have completed its review of the submissions and will document its assessment through the issuance of an action letter. In January 2006, the FDA requested that we submit the results from the driving study we completed in late 2005. We submitted the final report of this study to the agency as requested. Based on feedback from the FDA, we anticipate labeling that includes data from this study, which showed no impairment in next-day driving performance. In addition, the FDA has stated its intent to issue a combined package insert in lieu of individual package inserts for the capsule and tablet NDAs. To complete review of the driving study and the combined package insert, the FDA has advised us that the PDUFA dates for the capsule and tablet NDAs have been moved to May 15, 2006 and June 27, 2006, respectively. However, the FDA has committed to an action by May 15, 2006 for both NDAs.
     During 2005, we completed the hiring, training and deployment of our 200-person sales force that is paid for and supported by Pfizer. Our salesforce is currently detailing Pfizer’s antidepressant Zoloft® to psychiatrists in preparation for launching the promotion of indiplon to those same prescribers. In addition, we have implemented a sales support structure, business intelligence systems and increased our marketing staff to provide resources for brand management, a managed care strategy, consumer plans and market research.
     Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and build our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have nine programs in various stages of research and development, with seven programs in clinical development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.
     Identifying Novel Drug Targets to Address Large Unmet Market Opportunities. We seek to identify and validate novel drug targets for internal development or collaboration. For example, the novel drug candidates we have identified to regulate CRF, which is believed to be the central mediator of the body’s stress response, may represent the first new breakthrough for anxiety and depression in over 25 years. GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-injectible means of treatment of endometriosis. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Our team of approximately 230 biologists and chemists has a goal of delivering three innovative clinical compounds over the next five years to fuel our research and development pipeline. Research and development costs were $106.6 million, $115.1 million, and $177.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Selectively Establishing Corporate Collaborations with Global Pharmaceutical Companies to Assist in the Development of Our Products and Mitigate Financial Risk while Retaining Significant Commercial Upside. We leverage the development, regulatory and commercialization expertise of our corporate collaborators to accelerate the development of our potential products, while typically retaining co-promotional rights, and at times commercial rights, in North America. We have active collaborations with:

•	Pfizer, for indiplon for the treatment of insomnia;

•	GlaxoSmithKline, for second generation corticotropin-releasing factor receptor antagonists to treat anxiety and depression and irritable bowel syndrome; and

•	Almirall, for adenosine 2A receptor antagonists for the treatment of Parkinson’s disease.
We intend to further leverage our resources by selectively entering into additional strategic alliances to enhance our internal development and commercialization capabilities by licensing our technology.
     Acquiring Rights to Complementary Drug Candidates and Technologies. We plan to continue to selectively acquire rights to products in various stages of development to take advantage of our drug development capabilities. For example, in June 1998, we licensed exclusive worldwide commercial rights for indiplon from DOV Pharmaceutical (DOV). Additionally, during 2003, we licensed our urocortin 2 product candidate from the Research Development Foundation, and in 2004 we licensed adenosine 2A receptor antagonist technology from Almirall Prodesfarma, S.A.
Our Corporate Collaborations and Strategic Alliances
     One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:
     Pfizer. In December 2002, we announced an exclusive worldwide collaboration with Pfizer to develop and commercialize indiplon. Pfizer made an upfront payment to us of $100 million and agreed to make additional pre-commercialization milestone payments of up to $300 million. Under the terms of the agreement, Pfizer is also responsible for all future third-party development, marketing and commercialization costs, with the exception of $30 million for specified development costs that we contributed towards development of indiplon during 2003 and 2004. During 2005, Pfizer began to pay for and support a 200-person Neurocrine sales force that is currently promoting Pfizer’s leading antidepressant drug, Zoloft®, to psychiatrists in the United States and, upon approval of the indiplon NDA, will co-promote indiplon in the United States to those same prescribers. We will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of indiplon and Zoloft® in the United States. In addition, subject to FDA approval of indiplon and various other conditions, Pfizer has committed to loan us up to $175 million, at commercial terms, pursuant to a secured credit facility. We have granted Pfizer an exclusive license to develop and market indiplon in all markets outside the United States. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all indiplon product rights would revert to us. As of December 31, 2005, we had recorded revenues of $93.5 million in license fees, $90.5 million in milestones and $121.3 million in sponsored development, over the life of the agreement. In addition, at December 31, 2005 we had $6.5 million of deferred revenue, which is being amortized over the estimated date of commercialization of indiplon.
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
     GlaxoSmithKline. In July 2001, we announced a worldwide collaboration with an affiliate of GlaxoSmithKline to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GlaxoSmithKline will conduct a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, we will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GlaxoSmithKline may terminate the agreement at its discretion upon 90-days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of December 31, 2005, we had recorded revenues of $4.5 million in license fees, $19.8 million in milestone payments, $19.5 million in sponsored research and $1.2 million in reimbursement of development costs, over the life of the agreement. The sponsored research portion of this collaboration agreement concluded in 2005.
Intellectual Property
     We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. These applications have resulted in the issuance of approximately 53 United States patents. Additionally, we have licensed from institutions such as The Salk Institute, Stanford University, DOV Pharmaceutical, Almirall Prodesfarma, Research Development Foundation and others the rights to issued United States patents, pending United States patent applications, and issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that issued patents that we own or license may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.
     The technologies we use in our research, as well as the drug targets we select, may infringe the patents or violate the proprietary rights of third parties. If this occurs, we may be required to obtain licenses to patents or proprietary rights of others in order to continue with the commercialization of our products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our tablet insomnia formulation in the United States unless we obtain a license, which may not be available to us. Based on information available from the United States Patent and Trademark Office (USPTO), we have learned that the USPTO has examined the pending claims of this application two times and that both times it has rejected all the pending claims. We are also aware that the corresponding patent application in Europe has issued as a patent, and we have filed an opposition against the issued European patent.
     Indiplon is covered in an issued United States patent, which we sublicensed from DOV Pharmaceutical. The term of the United States patent is due to expire in 2020. Additional United States patents covering synthesis, formulations and forms of indiplon have been issued with expirations ranging from 2020 to 2023. We intend to seek additional protection of this compound through United States and foreign patent applications directed to the synthesis, formulations and various forms of indiplon. We face the risk that these patents may not issue, or may subsequently be challenged successfully. In addition to the granted and potential patent protection, the United States, the European Union and Japan all provide data protection for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data protection. This period of exclusivity is five years in the United States, six years in Japan and six to ten years in the European Union, measured from the date of FDA, or corresponding foreign, approval.
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
Manufacturing and Distribution
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
     There currently are a limited number of these manufacturers. Furthermore, some of the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing and packaging our product candidates in quantities sufficient for conducting clinical trials or for commercialization.
     We currently have no distribution capabilities. In order to commercialize any of our product candidates, we must either internally develop distribution capabilities or make arrangements with third parties to perform these services.
Marketing and Sales
     We currently have limited experience in marketing or selling pharmaceutical products. We have initiated sales and marketing activities for indiplon by hiring staff with experience in pharmaceutical sales, marketing and distribution.
     As part of our collaboration agreement with Pfizer, we receive funding from Pfizer for a 200-person United States sales force. During 2005, we completed the hiring, training and deployment of our 200-person sales force which is currently detailing Pfizer’s antidepressant Zoloft® to psychiatrists and is preparing to launch the promotion of indiplon to those same prescribers. Pfizer currently manages all aspects of distribution for Zoloft® and will manage all aspects of distribution for indiplon.

     Additionally, under our collaboration agreement with GlaxoSmithKline we may have the opportunity to co-promote any collaboration products in the United States. To market any of our other products directly, we must develop a sales force with technical expertise and develop supporting distribution capabilities none of which we currently have.
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
     The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date, we have also conducted some of our clinical trials in Europe, Oceania, and South Africa.
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
     Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, diabetes mellitus, multiple sclerosis, irritable bowel syndrome and various female and male health disorders.
     We are developing indiplon for the treatment of insomnia. Ambien®, Sonata®, Lunesta®, and Rozerem® are already marketed for the treatment of insomnia by Sanofi-Synthelabo, King Pharmaceuticals, Inc., Sepracor, Inc., and Takeda Pharmaceutical Company, respectively. Sanofi-Synthelabo has also recently marketed a controlled-release formulation of Ambien®. H. Lundbeck A/S and Merck & Co. are developing gaboxadol, a GABA A agonist, for sleep disorders, which is currently in Phase III clinical trials.
     Products that may compete with our altered peptide ligand for multiple sclerosis, include Betaseron® and Avonex®, which are similar forms of beta-interferon marketed by Berlex BioSciences and Biogen Idec, respectively, Copaxone®, a peptide polymer marketed by Teva, and Rebif® marketed by Serono and Pfizer.
     In the area of anxiety disorders, our product candidates will compete with well-established products such as Valium®, marketed by Hoffman-La Roche, Xanax®, marketed by Pfizer, BuSpar®, marketed by Bristol-Myers Squibb, Zoloft® marketed by Pfizer, Wellbutrin® marketed by GlaxoSmithKline and Effexor® marketed by Wyeth, among others, as well as any generic alternatives for each of these products.
     We are also developing products for depression, which will compete with well-established products in the antidepressant class, including Prozac®, marketed by Eli Lilly as well as its generic alternatives, Zoloft®, marketed by Pfizer, Paxil®, marketed by GlaxoSmithKline, Effexor®, marketed by Wyeth, and Lexapro®, marketed by Forest Laboratories, among others. Some technologies under development by other pharmaceutical companies could result in additional commercial treatments for depression and anxiety. In addition, a number of companies also are conducting research on molecules to block CRF, which is the same mechanism of action employed by our compounds.
     There are a number of competitors to products in our pipeline. Lupron Depot®, marketed by Takeda-Abbott Pharmaceuticals, and Synarel®, marketed by Pfizer, are gonadotropin-releasing hormone peptide agonists that have been approved for the treatment of endometriosis, infertility, and central precocious puberty. Additionally, Proscar®, an enzyme inhibitor marketed by Merck, and Flomax®, an alpha blocker marketed by Boehringer Ingelheim Pharmaceuticals, are both used in the treatment of benign prostatic hyperplasia. These drugs may compete with any small molecule gonadotropin-releasing hormone antagonists we develop for these indications. If one or more of these products or programs are successful, it may reduce or eliminate the market for our products.

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
Employees
     As of December 31, 2005, we had 588 employees, consisting of 564 full-time and 24 part-time employees. Of the full-time employees, approximately 124 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to our success. We face the risk that we may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.
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
     Additionally, copies of the Company’s annual report will be made available, free of charge, upon written request.

ITEM 1A. RISK FACTORS
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
     Since our inception, we have incurred significant net losses, including net losses of $22.2 million and $45.8 million for the years ended December 31, 2005 and 2004, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $300.1 million and $278.0 million as of December 31, 2005 and 2004, respectively. We were not profitable for the year ended December 31, 2005. Profitability in 2006 is contingent upon the timing of the approval of our NDA filings for indiplon by the FDA, and acceptance of indiplon by prescribers and consumers. We have not yet obtained regulatory approvals, of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:
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
     Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaboration agreements with Pfizer and GlaxoSmithKline. Because we rely heavily on our corporate collaborators, the development of our projects would be substantially delayed if our collaborators:
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
     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical. In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program collaboration with GlaxoSmithKline and the adenosine 2A receptor antagonist we license from Almirall Prodesfarma, S.A. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our GnRH program. If we were to default on our obligations under any of our product licenses, such as our license to indiplon, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.
     All of our product candidates are in research, clinical development, or in registration with the FDA and, while we expect indiplon to be commercially available in 2006, there is the possibility that it will not be commercially available at all. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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
We have limited marketing experience, sales force or distribution capabilities, and if our products are approved, we may not be able to commercialize them successfully.
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
     If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues will suffer. If Pfizer’s sales force or our sales force do not successfully promote indiplon to prescribers, sales of indiplon and our royalty revenues will suffer. Further, if Pfizer does not provide the other services it has agreed to provide in a satisfactory manner, sales of indiplon will be harmed and our reputation may be damaged.
The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, and may make mistakes, in the conduct of our trials.
     We depend on independent clinical investigators and contract research organizations, or CROs, to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, it will delay the approval of our FDA applications and our introduction of new drugs. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.
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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $34 per share to approximately $66 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
The technologies we use in our research as well as the drug targets we select may infringe the patents or violate the proprietary rights of third parties.
     We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our modified release insomnia formulation in the United States unless we obtain a license, which may not be available to us. Based on information available from the United States Patent and Trademark Office (USPTO), we have learned that the USPTO has examined the pending claims of this application two times and that both times it has rejected all the pending claims. We are also aware that the corresponding patent application in Europe has issued as a patent, and we have filed an opposition against the issued European patent. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Furthermore, if a patent infringement suit were brought against us or our collaboration partners, we or our collaboration partners could be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we could be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     We own our facility which has approximately 200,000 square feet of laboratory and office space in San Diego, California, of which approximately 85% is allocated to research and development activities. There is currently a mortgage loan outstanding on the facility of approximately $48.8 million. We believe that our property and equipment are generally well maintained and in good operating condition.
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

	High	Low
Year Ended December 31, 2004
1st Quarter	$62.25	$50.54
2nd Quarter	69.90	47.90
3rd Quarter	54.37	40.67
4th Quarter	51.10	42.87
Year Ended December 31, 2005
1st Quarter	$50.10	$36.58
2nd Quarter	44.09	33.86
3rd Quarter	52.90	41.20
4th Quarter	65.70	43.31
     As of January 26, 2006, there were approximately 80 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

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

	2005	2004	2003	2002	2001
	(in thousands, except for loss per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$9,187	$27,156	$96,699	$12,364	$16,880
Milestones and license fees	92,702	57,612	41,126	3,516	22,937
Sales force allowance	22,000	—	—	—	—
Grant income and other revenues	—	408	1,253	2,165	1,425

Total revenues	123,889	85,176	139,078	18,045	41,242

Operating expenses:
Research and development	106,628	115,066	177,271	108,939	74,267
Sales, general and administrative	42,333	22,444	20,594	12,721	10,857

Total operating expenses	148,961	137,510	197,865	121,660	85,124

Loss from operations	(25,072)	(52,334)	(58,787)	(103,615)	(43,882)
Other income:
Gain on sale of property	—	—	17,946	—	—
Interest income, net	2,881	6,640	10,743	9,079	7,092

Total other income	2,881	6,640	28,689	9,079	7,092

Loss before income taxes	(22,191)	(45,694)	(30,098)	(94,536)	(36,790)
Income taxes	—	79	158	—	120

Net loss	$(22,191)	$(45,773)	$(30,256)	$(94,536)	$(36,910)

Net loss per common share:
Basic and diluted	$(0.60)	$(1.26)	$(0.93)	$(3.10)	$(1.42)
Shares used in calculation of net loss per common share:
Basic and diluted	36,763	36,201	32,374	30,488	26,028

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$273,068	$301,129	$453,168	$244,710	$319,982
Working capital	245,617	254,230	361,797	215,615	306,754
Total assets	483,123	519,217	554,955	266,539	346,350
Long-term debt	53,590	59,452	32,473	5,277	3,600
Accumulated deficit	(300,146)	(277,955)	(232,182)	(201,926)	(107,390)
Total stockholders’ equity	390,104	393,827	391,120	224,254	310,393

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements pertaining to, among other things, the expected continuation of our collaborative agreements, the receipt of research and development payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, pre-clinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results of operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in this Annual Report on Form 10-K under the heading “Item 1.A. Risk Factors.”
Overview
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products, and we do not expect to generate any revenues from product sales until indiplon is commercialized. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing a number of products with corporate collaborators and will rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of December 31, 2005, we have incurred a cumulative deficit of $300.1 million and expect to incur operating losses in the near future, which may be greater than losses in prior years.
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
Revenue Recognition
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

Clinical Trial Costs
     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D and clinical trials at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D costs, however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
Results of Operations for Years Ended December 31, 2005, 2004 and 2003
     The following table summarizes our primary sources of revenue:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$121,397	$76,939	$128,894
GlaxoSmithKline (GSK)	2,492	7,829	7,779
Taisho	—	—	1,144
Wyeth	—	—	8

Total revenue under collaboration agreements	123,889	84,768	137,825
Grant income	—	408	1,253

Total revenues	$123,889	$85,176	$139,078

     Our revenues for the year ended December 31, 2005 were $123.9 million compared with $85.2 million in 2004. This increase in revenues is primarily due to milestones recognized under our collaboration agreement with Pfizer. Milestones received under the Pfizer collaboration agreement totaled $70.0 million in 2005 related to the FDA’s accepting for review our NDA for indiplon capsules and tablets, compared to $20.5 million in milestones earned in 2004 under the Pfizer collaboration agreement for the successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon during 2004. License fees recognized under our Pfizer agreement were $20.7 million in 2005 compared to $34.8 million in 2004. Sponsored development revenue decreased to $8.7 million in 2005 compared to $21.7 million in 2004, due to the continued winding down of our indiplon Phase III clinical program. During 2005 we also recognized $22.0 million from Pfizer as a sales force allowance for the building and operation of our 200-person sales force. Additionally, during 2005 we received $2.0 million in milestones under our GlaxoSmithKline (GSK) collaboration agreement, related to successful completion of the research portion of the agreement and selection of two drug candidates for clinical development. During 2004, we recognized $5.5 million from GSK for sponsored research in our CRF program. The sponsored research portion of our collaboration agreement with GSK ended in 2005. We also earned $1.5 million during 2004 from GSK related to milestones for selection and progress of development candidates.
     Our revenues for the year ended December 31, 2004 were $85.2 million compared with $139.1 million in 2003. The $53.9 million decrease in revenues from 2003 to 2004 is due to lower sponsored development revenue associated with the winding down of the Phase III clinical program for indiplon ($69.2 million less in 2004 than 2003). Additionally, license fees recognized under our collaboration agreements were $5.0 million less in 2004 when compared to 2003. This is primarily due to the timing of the license fee recognition under the Pfizer agreement and the ending of the Taisho collaboration during 2003. These decreases were offset by the above-mentioned $20.5 million in milestones earned under the Pfizer collaboration agreement for the successful completion of Phase III studies of indiplon during 2004.

     Research and development expenses decreased to $106.6 million during 2005 compared to $115.1 million in 2004. The $8.5 million decrease from 2004 to 2005 relates primarily to the winding down of our Phase III program for indiplon. External development costs incurred related to indiplon were $12.8 million in 2005 compared to $26.5 million in 2004, primarily due to the tapering of our indiplon clinical program during 2005. This decrease was offset by an increase in external development expense under other clinical programs of approximately $5.4 million. External development costs related to our GnRH program increased to $10.1 million in 2005 from $9.5 million in 2004, costs related to our multiple sclerosis program increased to $4.7 million in 2005, from $3.7 million in 2004, and costs in our H1 antagonist program increased to $3.8 million in 2005, from $1.7 million in 2004. Additionally, scientific personnel costs have increased to $36.0 million in 2005 compared to $32.9 million in 2004, and laboratory costs were $2.1 million higher in 2005 than 2004. The increase in personnel costs and laboratory costs are related to efforts on advancing our research and development candidates. Costs related to in-licensing, scientific consultants, and milestone expenses were $3.3 million in 2005 compared to $8.9 million in 2004. This decrease is primarily due to milestone expenses and consultant expenses during 2004, related to the indiplon NDA filings.
     Research and development expenses decreased to $115.1 million during 2004 compared to $177.3 million in 2003. The $62.2 million decrease from 2003 to 2004 relates primarily to the winding down of our Phase III program for indiplon. External development costs incurred related to indiplon were $26.5 million in 2004 compared to $111.4 million in 2003. This $84.9 million decrease is due primarily to the tapering of our indiplon clinical program during 2004. This decrease was offset by an increase in external development expense under other clinical programs of approximately $5.9 million. Additionally, personnel costs have increased by $5.0 million from $27.9 million in 2003 to $32.9 million in 2004, collaboration costs related to in-licensing and milestone expenses were $4.0 million higher in 2004 compared to 2003, and laboratory costs were $3.6 million higher in 2004 than 2003.
     We expect research and development expenses to increase modestly during 2006, primarily due to increases in costs related to non-indiplon development and research programs offset by the wind down of the Phase III indiplon development program. We expect research and development costs will continue to increase in 2007 as clinical trials progress for other compounds in our pipeline.
     Sales, general and administrative expenses increased to $42.3 million in 2005 compared to $22.4 million during 2004 and $20.6 million during 2003. The $19.9 million increase in expenses from 2004 to 2005 resulted primarily from the implementation of our commercialization strategy, including the hiring, training and deployment of our 200-person sales force. This increase in sales costs is offset by revenue recognized under our sales force allowance from Pfizer, who is obligated to pay for and support a 200-person sales force. The $1.8 million increase in expenses from 2003 to 2004 resulted primarily from additional administrative personnel needed to support research and development activities and the implementation of our commercialization strategy.
     Other income decreased to $2.9 million in 2005 compared with $6.6 million during 2004 and $28.7 million during 2003. The decrease in other income from 2004 to 2005 is due to increased interest expense and lower interest income. Interest expense increased from $2.0 million in 2004 to $4.2 million in 2005, primarily due to capitalization, in 2004, of approximately $1.3 million in interest expense related to the construction of our corporate facility, and higher average debt balances in 2005. Our debt balance increased during 2004 as we incurred debt as needed to fund construction of our facility which was completed in 2004. The decrease in interest income from 2004 to 2005 is a result of lower average cash and investment balances, primarily due to operating losses. The decrease in other income from 2004 to 2003 is a primarily a result of a one-time gain on the sale of our former corporate headquarters of approximately $18.0 million in the fourth quarter of 2003. Additionally, lower cash and investment balances due to operating losses, and a $50 million payment for the Wyeth royalty stream during the first quarter of 2004 led to lower interest income in 2004 compared to 2003.
     Our net loss for 2005 was $22.2 million, or $0.60 per share, compared to $45.8 million, or $1.26 per share, in 2004 and $30.3 million, or $0.93 per share, in 2003. The decrease in net loss from 2004 to 2005 was primarily the result of $70.0 million in milestones earned under the Pfizer collaboration agreement, offset by higher non-indiplon related research and development costs. The increase in net loss from 2003 to 2004 is a result of higher non-indiplon related development costs and increased employee and laboratory costs related to research and development. These costs were offset by $22.0 million in milestones achieved under the Pfizer and GSK collaborations during 2004, and a lower contribution by us to the indiplon development program. During 2003, we contributed $22.5 million to the external development costs for indiplon, this amount was reduced to $7.5 million in 2004.

     During 2006, we will continue to recognize revenue from the amortization of the Pfizer $100 million upfront license fee through the estimated commercialization date of indiplon. Additionally, we will continue to recognize revenue under our collaboration agreement with Pfizer as we incur external development costs for indiplon. As of December 31, 2005, the majority of the external development costs related to indiplon have been incurred. We also expect to achieve certain milestones in 2006 under our collaboration agreement with Pfizer upon FDA approval of our NDAs for indiplon. Costs associated with research and development are expected to modestly increase in 2006 as the Phase III indiplon costs are replaced with increased research and development costs on other products in our pipeline. Additionally, during 2006 we will incur additional expense concurrent with our adoption of Statement of Financial Accounting Standards 123R (SFAS 123R) which requires us to expense employee stock options. In anticipation of the adoption of SFAS 123R, we accelerated vesting of approximately 472,000 outstanding unvested employee options with exercise prices at $50.00 and greater on November 7, 2005 to eliminate approximately $10.5 million in expense that would have been reported, beginning in 2006, over the remaining vesting period of the relative options, primarily four years.
     On April 14, 2005, we submitted an NDA to the FDA seeking clearance to market indiplon capsules for the treatment of insomnia. On May 26, 2005, we submitted an NDA to the FDA seeking clearance to market indiplon tablets for the treatment of insomnia. The FDA accepted both of these NDA submissions and established the Prescription Drug User Fee Act (PDUFA) dates as February 15, 2006 for the capsule NDA filing and March 27, 2006 for the tablet NDA filing. The PDUFA action date is the date by which the FDA is expect to have completed its review of the submissions and will document its assessment through the issuance of an action letter. In January 2006, the FDA requested submission of results from the driving study we completed in late 2005. We submitted the final report of this study to the agency as requested. Based on feedback from the FDA, we anticipate labeling that includes data from this study, which showed no impairment in next-day driving performance. In addition, the FDA has stated its intent to issue a combined package insert in lieu of individual package inserts for the capsule and tablet NDA. To complete review of the driving study and the combined package insert, the FDA has advised us that the PDUFA dates for the capsule and tablet NDAs have been moved to May 15, 2006 and June 27, 2006, respectively. However, the FDA has committed to an action by May 15, 2006 for both NDAs.
     During 2005, we completed the hiring, training and deployment of our 200-person sales force that is paid for and supported by Pfizer. Our sales force is currently detailing Pfizer’s antidepressant Zoloft® to psychiatrists and is preparing to launch its promotion of indiplon to those same psychiatrists. Upon approval of indiplon by the FDA, we will then begin to receive royalties from Pfizer based on sales of indiplon. Sales related costs will increase during 2006 as we begin to market indiplon. This increase in cost will primarily be offset by revenue from Pfizer as it continues to fund our sales force in 2006.
     Prior to indiplon royalty revenue and recognition of expense from adoption of FAS 123R, we anticipate 2006 to be a break-even year. We will adopt FAS 123R in 2006 which will add expense to our statement of operations, however, profitability for 2006 is dependent upon the approval of our NDA for indiplon by the FDA, and upon acceptance of indiplon by prescribers and consumers.
Liquidity and Capital Resources
     At December 31, 2005, our cash, cash equivalents, and short-term investments totaled $273.1 million compared with $301.1 million at December 31, 2004. This $28.0 million decrease is primarily a result of our operating loss of $22.2 million for the year ended December 31, 2005, and payments on long-term debt of $6.7 million. At December 31, 2004, our cash, cash equivalents, and short-term investments totaled $301.1 million compared to $453.2 million at December 31, 2003. This $152.1 million decrease is primarily a result of a $50.0 million payment to Wyeth for its portion of the indiplon royalty stream, a $32.8 million decrease in payables related to clinical trials and our net loss of $45.8 million.
     Net cash (used in) provided by operating activities during 2005 was ($30.8) million compared to ($100.0) million in 2004 and $37.1 million in 2003. The fluctuation between 2004 and 2005 is due to a loss of $22.2 million in 2005 compared to a loss of $45.8 million in 2004, and a reduction in payables of $31.1 million in 2004, primarily due to paying accrued clinical trial costs for indiplon. The fluctuation in cash provided by (used in) operations from 2003 to 2004 is due to an increase in the clinical trials payable by $32.8 million during 2003 compared to a decrese in payables of $31.1 million in 2004, and the receipt of a $100.0 million up front payment from Pfizer in 2003.

     Net cash provided by (used in) investing activities during 2005 was $9.4 million compared to $18.5 million in 2004 and ($186.6) million in 2003. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. During 2004, net cash provided by investing activities included construction costs of $31.7 million. Additionally, we used $50.0 million to purchase the Wyeth indiplon royalty stream. During 2003, net cash used in investing activities included construction and land acquisition costs related to our new corporate headquarters totaling approximately $43.0 million, which was partially offset by the sale of our current headquarters for $40.0 million. Capital equipment purchases for 2005, 2004, and 2003 were $7.2 million, $13.7 million, and $7.2 million, respectively. Capital equipment purchases for 2006 are expected to be approximately $7.5 million.
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
     During 2005, concurrent with the deployment of our sales force, we were required to place an irrevocable letter of credit in the amount of $0.5 million related to the leasing of our fleet of vehicles under an operating lease. Under that letter of credit we are required to maintain a security deposit of $0.5 million with a local bank.
     Net cash provided by financing activities during 2005 was $10.3 million compared with $36.7 million in 2004 and $211.1 million in 2003. In addition to the above-mentioned fiscal 2004 debt transactions, during 2003 we obtained financing for $31.5 million of capital purchases, primarily under the construction loan discussed above, and paid off the outstanding debt related to our former corporate headquarters of approximately $14.0 million. Additionally, we sold 3.75 million shares of our common stock in an underwritten public offering yielding net cash proceeds of $187.4 million during 2003. Cash proceeds from the issuance of common stock upon exercise of outstanding stock options and employee stock purchase plans was $17.0 million, $6.8 million, and $9.2 million in 2005, 2004, and 2003, respectively. We expect similar fluctuations to occur in the future, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
     On February 26, 2004, we entered into several agreements with Wyeth and DOV pursuant to which we acquired Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. Wyeth’s financial interest in indiplon arose from a 1998 license agreement between Wyeth and DOV whereby Wyeth licensed the indiplon technology to DOV in exchange for milestone payments and royalties on future sales of indiplon. We subsequently licensed the indiplon technology from DOV in exchange for milestones and royalties. The February 2004 agreements among us, Wyeth and DOV provide that we will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that we will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth. This decreases our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction has been recorded as a long-term asset (prepaid royalty), and this asset will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales.
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
     The following table summarizes our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay up to $44.6 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Some of our clinical development agreements contain incentives for time-sensitive activities.

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years
	(in thousands)
Debt	$59,404	$5,762	$6,653	$1,494	$45,495
Operating lease	1,248	879	333	36	—
License & research agreements	3,574	3,259	165	150	—
Clinical development agreements	10,996	10,335	661	—	—

Total contractual obligations	$75,222	$20,235	$7,812	$1,680	$45,495

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
     The nature and efforts required to develop our product candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. This process may cost in excess of $500 million and can take in excess of 10 years to complete for each product candidate.
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
     We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs as planned.

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
Interest Rate Risk
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on December 31, 2005, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
Cautionary Note on Forward-Looking Statements
     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see “Item 1.A. Risk Factors” included in this report.
New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after December 15, 2005.
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
     Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. This report which expresses an unqualified opinion on management’s assessment of and the effectiveness of our internal controls over financial reporting as of December 31, 2005 is included herein.
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
We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting,” that Neurocrine Biosciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neurocrine Biosciences’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Neurocrine Biosciences, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of Neurocrine Biosciences, Inc. and our report dated January 20, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California January 20, 2006

ITEM 9B. OTHER INFORMATION
None
PART III
ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT
     Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2005. Such information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2005. Such information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2005. Such information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2005. Such information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this item will be contained in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2005. Such information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) Documents filed as part of this report.
1.	List of Financial Statements. The following financial statements of Neurocrine Biosciences, Inc. and Report of Independent Registered Public Accounting Firm, are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2.	List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	List of Exhibits required by Item 601 of Regulation S-K. See part (c) below.
(b) Reports on Form 8-K.
1.	On October 24, 2005 the Company filed a report on Form 8-K which reported under Items 1.01 and 9.01 the amendment to Dr. Henry Pan’s employment agreement.

2.	On November 1, 2005 the Company filed a report on Form 8-K which reported under Items 1.01 and 9.01 the granting of an employment commencement nonstatutory stock option to Dr. Christopher O’Brien.

3.	On November 14, 2005 the Company filed a report on Form 8-K which reported under Item 1.01 the acceleration of vesting of certain unvested options, and approval of amendments to the stock option plan and employee stock purchase plan.

4.	On December 7, 2005 the Company filed a report on Form 8-K which reported under Item 5.02 the appointment of Adrian Adams to the board of directors.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws (1) (11)
3.3	Certificate of Amendment of Bylaws (1) (19)
4.1	Form of Common Stock Certificate (1)
4.2	Amended and Restated Preferred Shares Rights Agreement by and between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 11, 2002 (10)
10.1	1992 Incentive Stock Plan, as amended (7)
10.2	1996 Director Stock Option Plan, as amended, and form of stock option agreement (1)
10.3	1996 Employee Stock Purchase Plan, as amended
10.4	Form of Director and Officer Indemnification Agreement (1)
10.5	Employment Agreement dated March 1, 1997, between the Registrant and Gary A. Lyons, as amended May 24, 2000 (6)
10.6	Employment Agreement dated March 1, 1997, between the Registrant and Paul W. Hawran, as amended May 24, 2000 (6)
10.7*	Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)
10.8	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (1)
10.9*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (4)
10.10*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Registrant (5)
10.11	Employment Agreement dated October 1, 1998, between the Registrant and Margaret Valeur-Jensen, as amended May 24, 2000 (6)
10.12*	Collaboration and License Agreement between the Registrant and Glaxo Group Limited dated July 20, 2001(8)
10.13	Employment Agreement dated November 1, 2005 between the Registrant and Henry Pan, MD, PhD. (9)
10.14	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002 (12)
10.15*	License Agreement between the Registrant and Pfizer dated December 18, 2002 (11)
10.16*	Collaboration Agreement between the Registrant and Pfizer dated December 18, 2002 (11)
10.17*	Loan Agreement between the Registrant and Pfizer dated December 18, 2002 (11)
10.18	Employment Agreement dated June 16, 2003 between the Registrant and Robert Little (14)
10.19	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, as amended (24)
10.20	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement (13) (24)
10.21	Employment Agreement dated as of September 1, 2003 between the Registrant and Wendell Wierenga (15)
10.22	Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Wendell Wierenga (20)
10.23	Tax Indemnity Agreement between the Registrant and Gary Lyons (16)
10.24	Tax Indemnity Agreement between the Registrant and Paul W. Hawran (16)
10.25	Tax Indemnity Agreement between the Registrant and Margaret Valeur-Jensen (16)

Exhibit
Number	Description
10.26	Tax Indemnity Agreement between the Registrant and Kevin Gorman (16)
10.27	Tax Indemnity Agreement between the Registrant and Paul Conlon (16)
10.28	Employment Agreement dated October 27, 2003 between the Registrant and Kevin C. Gorman (18)
10.29	Promissory Note between Science Park Center LLC and Teachers Insurance and Annuity Association of America (21)
10.30	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Science Park Center LLC, and Stewart Title Guaranty Company, as Trustee for the benefit of Teachers Insurance and Annuity Association of America (21)
10.31	Letter of Credit (21)
10.32	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and Neurocrine Biosciences, Inc. (17)
10.33	Stock Purchase Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and Neurocrine Biosciences, Inc. (17)
10.34	Consent Agreement and Amendment dated March 15, 2004 by and among Wyeth Holdings Corporation, Neurocrine Biosciences, Inc. and DOV Pharmaceutical, Inc. (17)
10.35	License Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc. (17)
10.36	Consulting Agreement dated November 15, 2004 between the Registrant and Wylie Vale (19)
10.37	Consulting Agreement dated November 15, 2004 between the Registrant and Lawrence Steinman (19)
10.38	Employment Agreement dated June 20, 2005 between the Registrant and Richard Ranieri (22)
10.39	Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Richard Ranieri (22)
10.40	Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Christopher O’Brien (23)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1997

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998

(5)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2000

(7)	Incorporated by reference to the Company’s Report on Form S-8 filed on July 16, 2001

(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001

(9)	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on October 24, 2005

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 14, 2002

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 20, 2002

(12)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 4, 2003

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 6, 2003

(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2003

(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2003

(16)	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004

(17)	Incorporated by reference to the Company’s Report on Form 8-K filed on March 17, 2004

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2004

(19)	Incorporated by reference to the Company’s Report on Form 10-K filed on February 16, 2005

(20)	Incorporated by reference to the Company’s Report on Form S-8 filed on September 2, 2004

(21)	Incorporated by reference to the Company’s Report on Form 8-K filed on October 29, 2004

(22)	Incorporated by reference to the Company’s Report on Form 8-K filed on June 24, 2005

(23)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 1, 2005

(24)	Incorporated by reference to the Company’s Report on Form 8-K filed on January 19, 2006

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(d) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. A Delaware Corporation

Date: February 1, 2006	By:	/s/ Gary A. Lyons

Gary A. Lyons President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gary A. Lyons Gary A. Lyons	President, Chief Executive Officer and Director (Principal Executive Officer)	February 1, 2006

/s/ Paul W. Hawran Paul W. Hawran	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2006

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	February 1, 2006

/s/ Adrian Adams Adrian Adams	Director	February 1, 2006

/s/ Corinne H. Lyle Corinne H. Lyle	Director	February 1, 2006

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 1, 2006

/s/ Richard F. Pops Richard F. Pops	Director	February 1, 2006

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 1, 2006

/s/ Wylie W. Vale Wylie W. Vale	Director	February 1, 2006

NEUROCRINE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS
The Board of Directors and Stockholders
Neurocrine Biosciences, Inc.
We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neurocrine Biosciences, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with generally accepted accounting principles in the United States.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Neurocrine Biosciences Inc.’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 20, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California January 20, 2006

NEUROCRINE BIOSCIENCES, INC.
Consolidated Balance Sheets
(in thousands, except for par value and share totals)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$49,948	$61,027
Short-term investments, available-for-sale	223,120	240,102
Receivables under collaborative agreements	858	8,213
Other current assets	5,384	4,473

Total current assets	279,310	313,815

Property and equipment, net	99,307	102,166
Restricted cash	5,775	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	4,731	3,986

Total assets	$483,123	$519,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,447	$5,391
Accrued liabilities	17,895	19,846
Deferred revenues	6,537	27,674
Current portion of long-term debt	5,814	6,674

Total current liabilities	33,693	59,585

Long-term debt	53,590	59,452
Deferred revenues	—	2,000
Other liabilities	5,736	4,353

Total liabilities	93,019	125,390

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 37,132,478 in 2005 and 36,532,767 in 2004	37	37
Additional paid-in capital	691,717	674,034
Deferred compensation	—	(312)
Notes receivable from stockholders	—	(69)
Accumulated other comprehensive loss	(1,504)	(1,908)
Accumulated deficit	(300,146)	(277,955)

Total stockholders’ equity	390,104	393,827

Total liabilities and stockholders’ equity	$483,123	$519,217

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Consolidated Statements of Operations
(in thousands, except loss per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Sponsored research and development	$9,187	$27,156	$96,699
Milestones and license fees	92,702	57,612	41,126
Sales force allowance	22,000	—	—
Grant income	—	408	1,253

Total revenues	123,889	85,176	139,078

Operating expenses:
Research and development	106,628	115,066	177,271
Sales, general and administrative	42,333	22,444	20,594

Total operating expenses	148,961	137,510	197,865

Loss from operations	(25,072)	(52,334)	(58,787)

Other income and (expenses):
Gain on sale of property	—	—	17,946
Interest income	7,039	8,601	11,259
Interest expense	(4,158)	(1,961)	(516)

Total other income	2,881	6,640	28,689

Loss before taxes	(22,191)	(45,694)	(30,098)
Income taxes	—	79	158

Net loss	$(22,191)	$(45,773)	$(30,256)

Net loss per common share:
Basic and diluted	$(0.60)	$(1.26)	$(0.93)

Shares used in the calculation of net loss per common share:
Basic and diluted	36,763	36,201	32,374

See accompanying notes.

F-4

NEUROCRINE BIOSCIENCES, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands)

					Notes	Accumulated
			Additional		Receivable	Other		Total
	Common stock		Paid-in	Deferred	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stockholders	Income (loss)	Deficit	Equity
BALANCE AT DECEMBER 31, 2002	30,662	$31	$424,084	$(1,240)	$(208)	$3,513	$(201,926)	$224,254
Net loss	—	—	—	—	—	—	(30,256)	(30,256)
Unrealized loss on short-term investments	—	—	—	—	—	(1,849)	—	(1,849)

Comprehensive loss	—	—	—	—	—	—	—	(32,105)
Issuance of common stock for option exercises	820	1	7,486	—	—	—	—	7,487
Issuance of common stock pursuant to the Employee Stock Purchase Plan	55	—	1,725	—	—	—	—	1,725
Issuance of common stock, net of offering costs	3,750	3	187,398	—	—	—	—	187,401
Amortization of deferred compensation, net	—	—	387	456	—	—	—	843
Science Park Center LLC consolidation	—	—	600	—	—	—	—	600
Common shares issued as a stock bonus	13	—	653	—	—	—	—	653
Issuance of warrants	—	—	193	—	—	—	—	193
Issuance of common stock for exercise of warrants	12	—	—	—	—	—	—	—
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2003	35,312	35	622,526	(784)	(139)	1,664	(232,182)	391,120
Net loss	—	—	—	—	—	—	(45,773)	(45,773)
Unrealized loss on short-term investments	—	—	—	—	—	(3,572)	—	(3,572)

Comprehensive loss	—	—	—	—	—	—	—	(49,345)
Issuance of common stock for option exercises	268	1	4,763	—	—	—	—	4,764
Tax benefit of stock options	—	—	236	—	—	—	—	236
Issuance of common stock pursuant to the Employee Stock Purchase Plan	47	—	1,999	—	—	—	—	1,999
Issuance of common stock, related to royalty stream purchase	803	1	44,999	—	—	—	—	45,000
Reversal of offering expenses	—	—	50	—	—	—	—	50
Amortization of deferred compensation, net	—	—	61	472	—	—	—	533
Buyout of minority interest in Science Park LLC	—	—	(600)	—	—	—	—	(600)
Issuance of common stock for exercise of warrants	103	—	—	—	—	—	—	—
Stockholder note forgiveness	—	—	—	—	70	—	—	70

BALANCE AT DECEMBER 31, 2004	36,533	37	674,034	(312)	(69)	(1,908)	(277,955)	393,827
Net loss	—	—	—	—	—	—	(22,191)	(22,191)
Unrealized gain on short-term investments	—	—	—	—	—	404	—	404

Comprehensive loss	—	—	—	—	—	—	—	(21,787)
Issuance of common stock for option exercises	529	—	14,457	—	—	—	—	14,457
Issuance of common stock pursuant to the Employee Stock Purchase Plan	70	—	2,514	—	—	—	—	2,514
Amortization of deferred compensation, net	—	—	98	312	—	—	—	410
Vesting acceleration of unvested options (Note 6)	—	—	614	—	—	—	—	614
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2005	37,132	$37	$691,717	$—	$—	$(1,504)	$(300,146)	$390,104

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2005	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(22,191)	$(45,773)	$(30,256)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,094	7,081	3,692
Loss (gain) on sale/abandonment of assets	—	136	(17,946)
Deferred revenues	(23,137)	(38,233)	61,375
Deferred expenses	—	1,000	1,380
Loan forgiveness on notes receivable	119	200	134
Non-cash compensation expense	1,025	533	1,689
Change in operating assets and liabilities:
Accounts receivable and other current assets	6,444	5,955	(15,207)
Other non-current assets	(636)	(982)	81
Other non-current liabilities	1,383	1,244	—
Accounts payable and accrued liabilities	(3,895)	(31,149)	32,186

Net cash (used in) provided by operating activities	(30,794)	(99,988)	37,128

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(382,829)	(543,722)	(448,294)
Sales/maturities of short-term investments	399,971	645,049	300,490
Deposits and restricted cash	(525)	20,289	(25,039)
Purchase of prepaid royalty stream	—	(50,000)	—
Proceeds from sale of property and building, net	—	—	36,636
Purchases of property and equipment, net	(7,235)	(53,147)	(50,439)

Net cash provided by (used in) investing activities	9,382	18,469	(186,646)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	16,970	6,763	196,613
Proceeds received from debt	—	94,570	31,524
Principal payments on debt	(6,722)	(64,877)	(17,078)
Tax benefit from exercise of stock options	—	236	—
Payments received on notes receivable from employees	85	—	—

Net cash provided by financing activities	10,333	36,692	211,059

Net (decrease) increase in cash and cash equivalents	(11,079)	(44,827)	61,541
Cash and cash equivalents at beginning of the year	61,027	105,854	44,313

Cash and cash equivalents at end of the year	$49,948	$61,027	$105,854

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid	$4,454	$1,331	$566
Taxes paid	$—	$—	$158
Stock issued for prepaid royalty	$—	$45,000	$—
See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, multiple sclerosis, diabetes and other neurological and endocrine related diseases and disorders.
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
     Other subsidiaries of the Company include Neurocrine Continental, Inc. (formerly Neurocrine Commercial Operations, Inc.) a Delaware corporation and wholly owned subsidiary of the Company, established to support the sales operations beginning in 2005; Neurocrine International LLC, a Delaware limited liability company in which the Company holds a 99% ownership interest and Science Park holds a 1% interest, and Neurocrine HQ Inc., a Delaware corporation and wholly owned subsidiary of the Company, both of which are primarily inactive.
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
     Short-Term Investments Available-for-Sale. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
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
     Collaboration Agreements. During the years ended December 31, 2005, 2004 and 2003, collaborative research and development agreements accounted for substantially all of the Company’s revenue.
     Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Building costs are depreciated over an average estimated useful life of 25 years and equipment is over three to seven years.
     Industry Segment and Geographic Information. The Company operates in a single industry segment - the discovery and development of therapeutics for the treatment of neurological and endocrine related diseases and disorders. The Company had no foreign operations for the years ended December 31, 2005, 2004 and 2003.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     Other Non-Current Assets. Includes $4.2 million and $3.4 million, respectively, of mutual fund investments related to the Company’s nonqualified deferred compensation plan for certain employees as of December 31, 2005 and 2004, respectively. Net unrealized gains related to these mutual funds were approximately $478,000 and $229,000 as of December 31, 2005 and December 31, 2004, respectively. Additionally, the Company has recorded a liability for these deferred compensation investments in other liabilities.
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
     Other non-current assets also includes $483,000 and $621,000 of notes receivable from employees as of December 31, 2005 and 2004, respectively. The notes are secured by real property.
     Impairment of Long-Lived Assets. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2005.
     Fair Value of Financial Instruments. Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.
     Revenue Recognition. Revenues under collaborative research agreements are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees received from our collaborative partners are nonrefundable. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and achievement of the milestones was not readily assured at the inception of the agreement.
     License fees are received in exchange for a grant to use the Company’s proprietary technologies on an as-is basis for the term of the collaborative agreement. Milestones are received for specific scientific achievements determined at the beginning of the collaboration. These achievements are substantive and are based on the success of scientific efforts.
     Comprehensive Income. Comprehensive income is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income/loss consisted of unrealized gains and losses on short-term investments and is reported in the statements of stockholders’ equity.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     Research and Development Expenses. Research and development (R&D) expenses include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total costs incurred based on completion of patient studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
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

	2005	2004	2003
Net loss as reported	$(22,191)	$(45,773)	$(30,256)
Stock option expense	(38,472)	(24,368)	(23,067)

Pro forma net loss	$(60,663)	$(70,141)	$(53,323)

Loss per share (basic and diluted)	$(0.60)	$(1.26)	$(0.93)
Pro forma loss per share (basic and diluted)	$(1.65)	$(1.94)	$(1.65)
     The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model using the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.2%, 3.6% and 3.3%; a dividend yield of 0.0% (for all years); volatility factors of the expected market price of the Company’s common stock of .34, .40 and .40; and a weighted average expected life of the option of 5.8 years for 2005 and 5 years for 2004 and 2003. The pro forma effect on net losses for 2005, 2004 and 2003 is not likely to be representative of the effects on reported income or loss in future years.
     Compensation charges for options granted to non-employees have been determined in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation for options granted to non-employees is periodically re-measured as the underlying options vest. For the years ended December 31, 2005, 2004 and 2003 compensation expense relating to non-employee stock options was $98,000, $61,000, and $384,000, respectively.
     During 2005, the Company accelerated vesting of approximately 472,000 unvested options which resulted in approximately $10.5 million of stock option expense included in the 2005 pro forma net loss (Note 6).

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
     Net Loss Per Share. The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options and warrants for common stock. Potentially dilutive securities totaled 1.5 million, 2.0 million and 2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.
     Impact of Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows”. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period of the first fiscal year beginning after June 15, 2005.
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
     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in the Stock Based Compensation section of Note 1 above. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 2. SHORT-TERM INVESTMENTS
     Cash, cash equivalents, and short-term investments totaled $273.1 million and $301.1 million as of December 31, 2005 and 2004, respectively. The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005
U.S. Government securities	$72,446	$—	$(1,150)	$71,296
Corporate debt securities	141,725	1	(732)	140,994
Short-term municipals	4,489	—	—	4,489
Other debt securities	6,442	—	(101)	6,341

Total investments	$225,102	$1	$(1,983)	$223,120

December 31, 2004
U.S. Government securities	$127,395	$—	$(1,090)	$126,305
Corporate debt securities	92,461	—	(932)	91,529
Other debt securities	22,383	4	(119)	22,268

Total investments	$242,239	$4	$(2,141)	$240,102

     The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2005 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Due in 12 months or less	$132,102	$131,329
Due between 12 months and 36 months	93,000	91,791

	$225,102	$223,120

     The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Years Ended December 31,
	2005	2004	2003
Proceeds from sales	$399,971	$645,049	$300,490
Gross realized gains on sales	$—	$1,110	$725
Gross realized losses on sales	$(975)	$(139)	$(121)

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 3. PROPERTY AND EQUIPMENT
     Property and equipment at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Land	$25,370	$25,370
Buildings	56,765	57,080
Furniture and fixtures	3,166	3,110
Equipment	41,376	35,120

	126,677	120,680
Less accumulated depreciation	(27,370)	(18,514)

Property and equipment, net	$99,307	$102,166

     For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $10.1 million, $7.1 million and $3.7 million, respectively.
     During 2004, the Company completed construction of its new facility in San Diego, California, which has approximately 200,000 square feet of space, of which approximately 85% is allocated to research and development. The former facility was sold in the fourth quarter of 2003 for $40.0 million and was leased-back until August 2004, when construction of the new facility was completed. In accordance with SFAS No. 98 “Accounting for Leases: Sales-Leaseback Transactions Involving Real Estate,” the Company recognized a financial statement gain on the sale of the property during 2003 of approximately $18.0 million.
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
     To finance the construction of the new facility, the Company secured a loan from a commercial bank for up to $60.6 million. The loan bore interest at the prime rate plus .75 percentage points. In accordance with SFAS No. 34, applicable interest cost was capitalized during the construction period. For the year ended December 31, 2004 and 2003, the Company recorded $1,262,000 and $659,000 of capitalized interest, respectively. The loan was repaid in 2004.
NOTE 4. ACCRUED LIABILITIES
     Accrued liabilities at December 31, 2005 and 2004 consist of the following (in thousands):

	2005	2004
Accrued employee benefits	$6,362	$5,202
Accrued development costs	6,599	11,062
Other accrued liabilities	4,934	3,582

	$17,895	$19,846

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 5. COMMITMENTS AND CONTINGENCIES
     Debt. In October 2004, the Company repaid the outstanding amount under the construction loan which was replaced with a $49.5 million loan secured by a first mortgage on the corporate facility. The mortgage bears interest at a rate of 6.48% per annum, and principal is being amortized over a period of thirty years, with a balloon principal payment of $42.0 million due on the tenth anniversary of the loan. Monthly principal and interest payments total $312,000. At December 31, 2005, $48.8 million was outstanding under this loan agreement. Additionally, the Company is required by the lender to maintain a $5.0 million letter of credit with a local bank as security for the loan. This letter of credit is further secured by a mandatory deposit of $5.2 million with the bank providing the letter of credit. This deposit is recorded in restricted cash in the consolidated balance sheet at December 31, 2005.
     The Company has also entered into equipment financing arrangements with lenders to finance equipment purchases, which expire on various dates through the year 2008 and bear interest at rates between 6.3% and 7.7%. The debt obligations are repayable in monthly installments. Amounts outstanding under these loans at December 31, 2005 and 2004 totaled $10.6 million and $16.7 million respectively.
     Operating Leases. The Company has entered into an operating lease agreement with a vendor to provide vehicles to its sales force. As part of this agreement, the Company is required to maintain a $500,000 letter of credit with a local bank as security for the vehicles. This letter of credit is secured by a deposit of $525,000 and is recorded as restricted cash in the consolidated balance sheet at December 31, 2005
     Rent Expense. Rent expense was $1.0 million $2.7 million and $2.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sublease income was $77,000 for the year ended December 31, 2003.
     Licensing and Research Agreements. The Company has entered into licensing agreements with various universities and research organizations, which are cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $44.6 million over the lives of these agreements, in addition to sales royalties ranging up to 5%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.
     Related Party Transactions. The Company has entered into agreements with a vendor to provide research support. An officer of this vendor also serves as a director of the Company. During 2005, 2004 and 2003, the Company paid approximately $950,000, $950,000 and $800,000, respectively, to the vendor for these research support services. Several of the Company’s officers have entered into agreements for estate tax planning. All of these officers have agreed to indemnify the Company for any payroll withholding taxes and related costs and expenses that may result from these estate tax planning initiatives.
     Clinical Development Agreements. The Company has entered into agreements with various vendors for the pre-clinical and clinical development of its product candidates, which are cancelable at the option of the Company for convenience or performance, with terms ranging from 0-180 days written notice. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, manufacturing clinical compounds, enrolling patients, recruiting patients, monitoring studies, data analysis and regulatory filing assistance. Payments under these agreements typically include fees for services and reimbursement of expenses. Some agreements also may include incentive bonuses for time-sensitive activities. The timing of payments due under these agreements were estimated based on current schedules of clinical studies in progress.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 5. COMMITMENTS AND CONTINGENCIES (continued)
     Payment schedules for commitments and contractual obligations at December 31, 2005 are as follows (in thousands):

				Licenses &	Clinical
	Mortgage	Equipment	Operating	Research	Development
Fiscal Year	Debt	Debt	Leases	Agreements	Agreements
2006	$547	$5,215	$879	$3,259	$10,335
2007	635	3,854	201	70	372
2008	678	1,486	132	95	289
2009	723	—	36	75	—
2010	771	—	—	75	—
Thereafter	45,495	—	—	—	—

Total minimum payments	$48,849	$10,555	$1,248	$3,574	$10,996

NOTE 6. STOCKHOLDERS’ EQUITY
     Stock Incentive Plans. The Company has authorized 12.7 million shares of common stock for issuance upon exercise of options or stock purchase rights granted under the 1992 Incentive Stock Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Stock Option Plan, several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Stock Option Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock units, and stock bonuses to officers, directors, and employees of, and consultants and advisors to, the Company. Options under the Option Plans have terms of up to 10 years from the date of grant, and generally vest over a four year period. Options under the 1992 Incentive Stock Plan, the Northwest Neurologic, Inc. Restated 1997 Incentive Stock Plan, and the 2003 Stock Option Plan may be designated as incentive stock options or nonstatutory stock options. Options under the 2001 Stock Option Plan are nonstatutory stock options. Of the shares available for future issuance under the Option Plans, 6.5 million are outstanding grants and 268,000 remain available for future grant at December 31, 2005.
          On November 7, 2005, the Company accelerated vesting of all unvested options to purchase shares of common stock that are held by current employees which have an exercise price per share equal to or greater than $50.00. Options to purchase approximately 472,000 shares of common stock were subject to this acceleration. The exercise prices and number of shares subject to the accelerated options were unchanged. The acceleration was effective November 7, 2005. The acceleration of these options was undertaken to eliminate the future compensation expense of approximately $10.5 million that the Company would have otherwise recognized under SFAS 123R in its future consolidated statements of operations. By accelerating vesting, the $10.5 million is included in the pro-forma disclosure of stock-based compensation (Note 1).
          On November 7, 2005, the closing price of the Company’s common stock on the Nasdaq stock market was $55.42. Approximately 231,000 of the employee stock options for which vesting has been accelerated had exercise prices between $50.00 and $55.41 on November 7, 2005. Under the intrinsic value provision of APB No. 25, the Company recorded expense of approximately $614,000 as a result of this acceleration during 2005.
     A summary of the Company’s stock option activity and related information for the years ended December 31 follows (in thousands, except for weighted average exercise price data):

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options (in thousands)	Exercise Price	Options (in thousands)	Exercise Price	Options (in thousands)	Exercise Price

Outstanding at January 1	5,987	$36.40	5,220	$32.25	4,875	$24.23
Granted	1,321	43.14	1,138	52.66	1,298	47.97
Exercised	(560)	27.19	(269)	20.55	(837)	9.13
Canceled	(204)	45.38	(102)	47.44	(116)	37.90

Outstanding at December 31	6,544	$38.32	5,987	$36.40	5,220	$32.25

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 6. STOCKHOLDERS’ EQUITY (continued)
     A summary of options outstanding as of December 31, 2005 follows (in thousands, except for weighted average remaining contractual life and weighted average exercise price data):

Options Outstanding				Options Exercisable
		Weighted
		Average
	Outstanding	Remaining	Weighted	Exercisable	Weighted
Range of Exercise	as of	Contractual	Average	as of	Average
Prices	12/31/05	Life	Exercise Price	12/31/05	Exercise Price
$ 1.51 to $20.00	754	2.6	$7.97	754	$7.97
$20.01 to $35.00	993	4.9	28.95	977	28.93
$35.01 to $38.00	1,346	6.9	36.50	896	36.22
$38.01 to $43.00	920	7.9	40.74	395	39.98
$43.01 to $48.50	908	8.3	46.18	375	45.95
$48.51 to $55.50	952	7.6	50.70	787	51.08
$55.51 to $68.04	671	8.4	58.30	576	57.85

$ 1.51 to $68.04	6,544	6.7	$38.23	4,760	$36.40

     The weighted average fair values (computed using Black-Scholes) of the options granted during 2005, 2004 and 2003 were $17.22, $21.25 and $19.50, respectively.
     Effective January 1, 2006, the Board has approved prospectively changing the overall option life by reducing the term of future option grants from a maximum of ten years to a maximum of seven years.
     Employee Stock Purchase Plan. The Company has reserved 625,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Purchase Plan previously permitted eligible employees to purchase common stock through payroll deductions at a purchase price equal to 85% of the lesser of the fair market value per share of common stock on the enrollment date or on the date on which the shares are purchased. Effective January 1, 2006, the Purchase Plan was amended such that the purchase price of common stock would be at 85% of the fair market value per share of common stock on the date on which the shares are purchased regardless of the price on the enrollment date.
     The Company has two purchase dates each year, June 30 and December 31. As of December 31, 2005, 592,000 shares have been issued pursuant to the Purchase Plan.
     Warrants. The Company has outstanding warrants to purchase 239,031 shares of common stock at the following exercise prices. At December 31, 2005, all outstanding warrants were exercisable.

	Warrants Outstanding
Exercise Prices	at December 31, 2005	Expiration
$10.50	174,244	03/2006
$41.23	60,000	11/2006
$52.05	4,787	12/2012

	239,031

     The following shares of common stock are reserved for future issuance at December 31, 2005 (in thousands):

Stock option plans	6,836
Employee stock purchase plan	33
Warrants	239

Total	7,108

     In September 2003, the Company sold 3.75 million shares of its common stock at $53.00 per share in a public offering. The net proceeds from this transaction were $187.4 million.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 7. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS
     Pfizer. In December 2002, the Company entered into an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and Neurocrine collaborated in the completion of the indiplon Phase III clinical program. During 2005, 2004 and 2003, the Company was responsible for $5.5 million, $7.5 million and $22.5 million, respectively, in development costs, and all other external collaboration costs were borne by Pfizer. During 2005, Pfizer supported the creation and operation of a 200-person Neurocrine sales force. The Company’s sales force will detail Pfizer’s antidepressant drug Zoloft® to psychiatrists in the United States. Upon approval of the indiplon NDA, the Company’s sales force will also co-promote indiplon to psychiatrists and sleep specialists in the United States. Pfizer will continue to support the sales force through an annual sales force allowance. During 2003, the Company received an upfront payment of $100 million. The Company has since received $90.5 million of the remaining $300 million in additional pre-commercialization milestone payments the Company is eligible to receive as indiplon moves to commercialization. Further, upon commercialization of indiplon, the Company will be entitled to a percentage of worldwide sales of indiplon for the longer of 10 years or the life of the indiplon patent rights as well as co-promotion payments on sales of Zoloft® and indiplon in the United States. In addition, Pfizer has committed to loan the Company up to $175 million, at commercial terms, pursuant to a secured short-term credit facility, subject to prior U.S. launch of indiplon and various other conditions. Pfizer may terminate the collaboration at its discretion upon 180-days written notice to the Company. In such event, the Company would be entitled to certain payments for ongoing clinical development and related activities and all indiplon product rights would revert to the Company.
     The Company obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical, Inc. (DOV) and is responsible for specified milestone payments and royalties to DOV on net sales under the license agreement. Wyeth licensed the indiplon technology to DOV in 1998 in exchange for milestone payments and royalties on future sales of indiplon. On February 26, 2004, the Company entered into several agreements with Wyeth and DOV pursuant to which the Company acquired Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million of the Company’s common stock. The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, effectively decreasing the Company’s royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a prepaid royalty and will be amortized over the commercialization period of indiplon, based primarily upon total estimated indiplon sales. Additionally, the Company is responsible for specified milestone payments up to $3.5 million to DOV Pharmaceutical under the license agreement, of which $2.0 million was paid during 2004 and the balance will be payable upon commercialization of indiplon.
     For the years ended December 31, 2005, 2004 and 2003, the Company recognized revenue of $8.7 million, $21.7 million and $90.9 million, respectively, from the reimbursement of clinical development expenses under the Pfizer agreement. The Company also amortized into revenue $20.7 million, $34.8 million and $38.0 million of the upfront license fee for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, the Company received a $70.0 million milestone payment from Pfizer related to the FDA’s accepting for review the NDA filings for the indiplon capsules and tablets. During 2004, the Company received $20.5 million from Pfizer for certain clinical development milestones related to successful completion of Phase III studies for long-term administration and sleep maintenance of indiplon. The Company also recognized $22.0 million from Pfizer during 2005 as a sales force allowance for the building and operation of our 200-person sales force. At December 31, 2005, the Company has $6.5 million of deferred upfront fees that will be amortized over the time period until commercialization of the Company’s indiplon product.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 7. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (continued)
     GlaxoSmithKline. In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK will conduct a collaborative research program for up to five years and collaborate in the development of Neurocrine’s current lead CRF compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For each of the years ended December 31, 2005, 2004 and 2003, the Company recognized $2.5 million, $7.8 million and $7.8 million, respectively, in revenue under the GSK agreement. The sponsored research portion of this collaboration agreement ended in 2005.
     Taisho Pharmaceutical Co., Ltd. In December 1999, the Company entered into an agreement with Taisho Pharmaceutical Co., Ltd. (Taisho), providing to Taisho an exclusive option to obtain European, Asian and North American development and commercialization rights for Neurocrine’s altered peptide ligand product for Type 1 diabetes in exchange for a $2.0 million option fee. On March 31, 2003, the Company reacquired the worldwide rights to its diabetes drug candidate. For the year ended December 31, 2003, the Company recognized $1.1 million in revenue under the Taisho agreement.
NOTE 8. INCOME TAXES
     At December 31, 2005, the Company had Federal and California income tax net operating loss carry-forwards of approximately $371.2 million and $248.5 million, respectively. The Federal and California tax loss carry-forwards will begin to expire in 2010 and 2006, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry-forwards of $19.6 million and $10.8 million, respectively. The Federal research and development credit carry-forwards will begin to expire in 2007 unless previously utilized. The California research and development credit carry-forwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carry-forwards of approximately $256,000, which will carry-forward indefinitely. At December 31, 2005, approximately $74.8 million of the net operating loss carry-forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carry-forwards are utilized.
     Pursuant to Internal Revenue Code Sections 382 and 383, annual use of the Company’s net operating loss and credit carry-forwards may be limited because of cumulative changes in ownership of more than 50%. However, the Company does not believe such changes will have a material impact upon the utilization of these carry-forwards.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 8. INCOME TAXES (continued)
     Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 relate primarily to its net operating loss and tax credit carry-forwards. A valuation allowance of $165.1 million and $143.4 million at December 31, 2005 and 2004, respectively, have been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years:

	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$144,200	$107,200
Tax credit carry-forwards	26,600	28,000
Capitalized research and development	5,400	7,300
Deferred compensation	2,800	1,800
Accrued expenses	900	600
Unrealized losses on investments	600	800
Deferred revenue	2,600	12,100
Other	300	200

Total deferred tax assets	183,400	158,000
Deferred tax liabilities:
Investment in LLC	10,000	10,400
Intangibles	4,600	—
Fixed assets	3,700	4,200

Total deferred tax liabilities	18,300	14,600
Net deferred tax asset	165,100	143,400
Valuation allowance	(165,100)	(143,400)

Net deferred tax assets	$—	$—

     The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2005, 2004 and 2003, due to the following (in thousands):

	2005	2004	2003
Federal income taxes at 35%	$(7,767)	$(16,020)	$(10,537)
State income tax, net of Federal benefit	(1,077)	(4,151)	(1,730)
Tax effect on non-deductible expenses and credits	(112)	(2,676)	(5,470)
Increase in valuation allowance	8,956	22,926	17,895

	$—	$79	$158

     The provision for income taxes for the year ended December 31, 2004 was for current federal taxes, for the year ended December 31, 2003 consisted of $150,000 current federal taxes and $8,000 current state taxes.
NOTE 9. RETIREMENT PLAN
     The Company has a 401(k) defined contribution savings plan (the “401(k) Plan”). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. The Company matches 50% of employee contributions up to 6% of eligible compensation, with cliff vesting over four years. Employer contributions were $1,069,000, $750,000 and $576,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
NOTE 10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004 (unaudited, in thousands, except for earnings (loss) per share data):

	Quarters Ended				Year Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Dec 31
2005
Revenues	$11,864	$33,169	$64,745	$14,111	$123,889
Operating expenses	31,211	39,421	39,624	38,705	148,961
Net (loss) income	(18,830)	(5,604)	26,151	(23,908)	(22,191)
Net (loss) income per share:
Basic	$(0.51)	$(0.15)	$0.71	$(0.65)	$(0.60)
Diluted	$(0.51)	$(0.15)	$0.68	$(0.65)	$(0.60)
Shares used in the calculation of net (loss) income per share:
Basic	36,598	36,647	36,707	36,992	36,763
Diluted	36,598	36,647	38,406	36,992	36,763

2004
Revenues	$16,941	$15,049	$34,701	$18,485	$85,176
Operating expenses	31,671	28,438	37,732	39,669	137,510
Net loss	(12,380)	(11,131)	(1,647)	(20,615)	(45,773)
Net loss per share:
Basic and diluted	$(0.35)	$(0.31)	$(0.05)	$(0.57)	$(1.26)
Shares used in the calculation of net loss per share:
Basic and diluted	35,527	36,368	36,427	36,477	36,201