Form 10-Q
period 2006-03-31
NEUROCRINE BIOSCIENCES INC
filed 2006-05-03
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,721,802 as of April 21, 2006.

\

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$101,494	$49,948
Short-term investments, available-for-sale	162,995	223,120
Receivables under collaborative agreements	5,930	858
Other current assets	4,303	5,384

Total current assets	274,722	279,310

Property and equipment, net	97,363	99,307
Restricted cash	5,775	5,775
Prepaid royalty	94,000	94,000
Other non-current assets	5,543	4,731

Total assets	$477,403	$483,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,791	$21,342
Deferred revenues	10,419	6,537
Current portion of long-term debt	5,547	5,814

Total current liabilities	32,757	33,693

Long-term debt	52,403	53,590
Other liabilities	8,413	5,736

Total liabilities	93,573	93,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; issued and outstanding shares were 37,711,572 as of March 31, 2006 and 37,132,478 as of December 31, 2005	38	37
Additional paid-in capital	711,023	691,717
Accumulated other comprehensive loss	(1,184)	(1,504)
Accumulated deficit	(326,047)	(300,146)

Total stockholders’ equity	383,830	390,104

Total liabilities and stockholders’ equity	$477,403	$483,123

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Sponsored research and development	$5,878	$4,416
License fees and milestones	5,358	6,448
Sales force allowance	8,240	1,000

Total revenues	19,476	11,864

Operating expenses:
Research and development	27,735	25,603
Sales, general and administrative	19,335	5,608

Total operating expenses	47,070	31,211

Loss from operations	(27,594)	(19,347)

Other income and (expenses):
Interest income	2,662	1,601
Interest expense	(969)	(1,084)

Total other income	1,693	517

Net loss	$(25,901)	$(18,830)

Net loss per common share:
Basic and diluted	$(0.69)	$(0.51)

Shares used in the calculation of net loss per common share:
Basic and diluted	37,355	36,598

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(25,901)	$(18,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,666	2,442
Deferred revenues	(4,358)	(5,683)
Share-based compensation expense	6,788	209
Change in operating assets and liabilities:
Accounts receivable and other current assets	(3,991)	2,559
Other non-current assets	(529)	(335)
Sales force allowance prepayment	8,240	—
Accounts payable and accrued liabilities	(4,551)	(6,504)
Other non-current liabilities	1,286	163

Net cash used in operating activities	(20,350)	(25,979)

INVESTING ACTIVITIES
Purchases of short-term investments	(61,021)	(20,550)
Sales/maturities of short-term investments	121,183	33,033
Restricted cash	—	(525)
Purchases of property and equipment	(722)	(1,514)

Net cash provided by investing activities	59,440	10,444

FINANCING ACTIVITIES
Issuance of common stock	13,910	796
Principal payments on debt	(1,454)	(1,718)

Net cash provided by (used in) financing activities	12,456	(922)

Net increase (decrease) in cash and cash equivalents	51,546	(16,457)

Cash and cash equivalents at beginning of the period	49,948	61,027

Cash and cash equivalents at end of the period	$101,494	$44,570

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the audited financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC.
     The terms “Company” and “we” and “our” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
     Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Therefore, the Company measured compensation expense for its stock-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, stock-based compensation expense for the first quarter of 2006 includes: 1) compensation expense for all stock-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and 2) stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances. As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2006, includes approximately $6.8 million of compensation expense. See Note 2 for additional information regarding stock-based compensation.
2. STOCK-BASED COMPENSATION
     The Company grants stock options, restricted stock units and stock bonuses (collectively, share-based compensation) to its employees and directors under the 2003 Incentive Stock Plan and certain Employment Commencement Nonstatutory Stock Options. Eligible employees can also purchase shares of our common stock at 85% of the fair market value on the last day of each six-month offering period under our Employee Stock Purchase Plan. Effective January 1, 2006, the benefits provided under these Plans are share-based compensation subject to the provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for share-based compensation related to stock options under the recognition and measurement principles of Accounting Principles Board Opinion No. 25; therefore, the Company measured compensation expense for its stock options using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the pro forma disclosures required by SFAS 123 and 148.

     As a result of the adoption of SFAS 123R, the Company’s net loss for the three months ended March 31, 2006 includes $6.8 million of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense ($4.7 million) and research and development expense ($2.1 million). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows from financing activities and cash outflows from operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.
     The Company issues new shares upon the exercise of stock options and the issuance of stock bonus awards.
Share-Based Compensation Plans
     Since 1992, the Company has authorized a total of 12.7 million shares of common stock for issuance upon exercise of stock options or stock purchase rights granted under the 1992 Incentive Stock Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Stock Option Plan, several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Incentive Stock Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock, restricted stock units, and stock bonuses to officers, directors, and employees of the Company. Currently, all grants of stock options are made from the 2003 Incentive Stock Plan and through Employment Commencement Nonstatutory Stock Option Agreements. Of the 12.7 million reserved for issuance under the Option Plans, 0.8 million of these shares were originally reserved for issuance pursuant to the terms of the Company’s 1992 Incentive Stock Plan, 1996 Director Stock Option Plan and 2001 Stock Option Plan and would currently be available for issuance but for the Company’s determination in 2003 not to make further grants under these plans, 5.6 million had been issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards, 6.3 million shares were subject to outstanding options and restricted stock units and 76,000 remained available for future grant under the 2003 Incentive Stock Plan. Options cancelled due to forfeiture or expiration return to the pool available for future grants.
Vesting Provisions of Share-Based Compensation
     Stock options granted under the Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a four-year period. Stock bonuses granted under the Option Plans generally have vesting periods ranging from two to four years, restricted stock units granted under the Option Plans have vesting periods of three years. The expense recognized under SFAS 123R is generally recognized ratably over the vesting period. However, certain retirement provisions in the Option Plans provide that employees who are age 55 or older and have five or more years of service with the Company will be entitled to accelerated vesting of all of the unvested share-based compensation awards upon retirement from the Company. In these cases, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Effective January 1, 2006, the maximum term for all options granted subsequent to this date was reduced to seven years.
     On November 7, 2005, the Company accelerated vesting of all unvested stock options to purchase shares of common stock that were held by then-current employees and had an exercise price per share equal to or greater than $50.00. Stock options to purchase approximately 472,000 shares of common stock were subject to this acceleration. The exercise prices and number of shares subject to the accelerated stock options were unchanged. The acceleration was effective November 7, 2005, and the expense was included in the pro forma results of the fourth quarter of 2005 disclosed in our notes to financial statements pursuant to SFAS 123. The acceleration of these stock options was undertaken to eliminate the future compensation expense of approximately $10.5 million that the Company would have otherwise recognized under SFAS 123R in its future consolidated statements of operations.

Stock Options
     The exercise price of all options granted during the three-month periods ended March 31, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in operating results for the first three-months of fiscal year 2005. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.31%	4.18%
Expected volatility of common stock	32.16%	34.00%
Dividend yield	0.0%	0.0%
Expected option term	4.75 years	5.8 years
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The decrease in the expected option term period-to-period is due to the decrease in the maximum term of the options granted after January 1, 2006 from ten years to seven years.
     As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in the first quarter of fiscal 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominant monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the benefit related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of each option granted during the three months ended March 31, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $21.69 per option and $16.47 per option, respectively.
     A summary of the status of the Company’s stock option plans as of March 31, 2006 and of changes in options outstanding under the plans during the three months ended March 31, 2006 is as follows (in thousands, except for weighted average exercise price and weighted average remaining contractual term data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Options outstanding at December 31, 2005	6,544	$38.32
Options granted	187	$61.76
Options exercised	(433)	$32.13
Options forfeited or expired	(38)	$45.58

Options outstanding at March 31, 2006	6,260	$39.00	6.5	$157,723
Options vested and exercisable at March 31, 2006	4,561	$37.00	6.0	$124,638

     For the three months ended March 31, 2006, share-based compensation expense related to stock options was $5.3 million. As of March 31, 2006, there was $29.6 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The total intrinsic value of stock option exercises during the three months ended March 31, 2006, was $15.4 million. Cash received from stock option exercises for the three months ended March 31, 2006 and 2005 was $13.9 million and $0.8 million, respectively.
     For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for awards under the plan (in thousands, except loss per share data):

Three Months Ended
March 31, 2005
Net loss, as reported	$(18,830)
Stock option expense	(5,341)

Pro forma net loss	$(24,171)
Loss per share:
Basic and diluted — as reported	$(0.51)

Basic and diluted — pro forma	$(0.66)

Restricted Stock Units
     Effective January 2006, certain employees are eligible to receive restricted stock units under the Company’s 2003 Incentive Stock Plan. In accordance with SFAS 123R, the fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the Nasdaq National Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been estimated at zero based on historical experience of stock bonus awards. For the three months ended March 31, 2006, share-based compensation expense related to restricted stock units was $1.4 million. As of March 31, 2006, there was approximately $1.1 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years. The restricted stock units are placed into the Company’s deferred compensation plan upon vesting and recorded as other long-term liabilities in the consolidated balance sheet. Once in the deferred compensation plan, the restricted stock units are adjusted to market value of the Company’s stock for each reporting period.
     A summary of the status of the Company’s restricted stock units as of March 31, 2006 and of changes in restricted stock units outstanding under the plan during the three months ended March 31, 2006 is as follows (in thousands, except for weighted average grant date fair value per unit):

		Weighted Average
	Number of	Grant Date Fair	Fair Value
	Shares	Value per Unit	at March 31, 2006
Restricted stock units outstanding at December 31, 2005	—	$—	$—
Restricted stock units granted	40	60.95	—

Restricted stock units outstanding at March 31, 2006	40	$60.95	$—
Restricted stock units vested at March 31, 2006	2	$60.95	$143
Stock Bonus Awards
     The Company granted approximately 39,000 stock bonus awards at various market prices between 2003 and 2005. As of March 31, 2006, there was approximately $0.6 million of unamortized compensation cost related to these stock bonus awards, representing approximately 10,000 shares of common stock, which are expected to be recognized over a remaining weighted-average vesting period of approximately two years. The Company common stock related to these awards has been placed into the Company’s deferred compensation plan and recorded as other long-term liabilities in the consolidated balance sheet. Once in the deferred compensation plan, the related liability is adjusted to market value of the Company’s stock for each reporting period.

Employee Stock Purchase Plan
     The Company has reserved 625,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan (the Purchase Plan). Effective January 1, 2006, the Purchase Plan was amended such that the purchase price of common stock would be at 85% of the fair market value per share of common stock on the date on which the shares are purchased. As of March 31, 2006, 592,000 shares have been issued pursuant to the Purchase Plan.
     The Purchase Plan has a six-month contribution period with purchase dates of June 30 and December 31 each year. As of March 31, 2006, employees have contributed approximately $0.7 million to the Purchase Plan, and the Company has recognized approximately $0.1 million in share-based compensation expense related to the anticipated purchase on June 30, 2006.
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
5. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through March 31, 2006.
6. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS 128, “Earnings Per Share.” Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the assumed exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 2.5 million and 1.4 million for the period ended March 31, 2006 and 2005, respectively.
7. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS 130, “Comprehensive Income.” SFAS 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended March 31, 2006 and 2005, comprehensive loss was $25.6 million and $20.1 million, respectively.

8. REVENUE RECOGNITION
     Revenue under collaborative research and development agreements and grants is recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort and for which achievement of the milestone was not readily assured at the inception of the agreement. Revenue related to the sales allowance is recognized based on the related costs incurred to build the sales function.
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
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, various female and male health disorders, diabetes and other neurological and endocrine related diseases and disorders. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for three of our programs. Our lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia. We have submitted two New Drug Applications (NDAs) to the United States Food and Drug Administration (FDA) with respect to indiplon. We have funded our operations primarily through private and public offerings of our common stock and payments received under licensing, collaboration and research and development agreements. We expect to generate future net losses until one or more of our drug candidates receive regulatory approval from the FDA and are successfully commercialized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (which affect research and development expense), share-based compensation, investments and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:
     Revenues under collaborative research and development agreements and grants are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement. Revenue related to the sales force is recognized based on the costs incurred to initially build the sales function.
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
     We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan and certain Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under our 2003 Incentive Stock Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. Eligible employees also can purchase shares of our common stock at 85% of the fair market value on the last day of each six-month offering period under our employee stock purchase plan. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our stock-based compensation awards. Stock based compensation expense recognized under SFAS 123R for the three months ended March 31, 2006 was $6.8 million.
     Stock option awards and restricted stock units generally vest over a four year and three year period, respectively, and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, stock based compensation expense may be recognized over a shorter period of time, and in some cases the entire stock based compensation expense may be recognized upon grant of the stock based compensation award. Employees who are age 55 or older and have five or more years of service with the Company are entitled to accelerated vesting of all of the unvested stock based compensation awards upon retirement from the Company. This retirement provision leads to variability in the quarterly expense amounts recognized under SFAS 123R, and therefore individual stock compensation awards may impact earnings disproportionately in any individual fiscal quarter.

     At March 31, 2006, total unrecognized, estimated stock-based compensation expense related to unvested stock options granted prior to that date was $29.6 million, which is expected to be recognized over a weighted average period of 2.7 years. Net stock options and restricted stock units, after forfeitures and cancellations, granted during each of the three months ended March 31, 2006 and 2005 represented 0.6% and 0.8%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Total stock options and restricted stock units granted during the three months ended March 31, 2006 and 2005 represented 0.6% and 0.9% of outstanding shares as of the end of each fiscal quarter, respectively. For more information about our accounting for stock-based compensation expense, see Note 2 to the Consolidated Condensed Financial Statements in Item 1.
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
     The following table summarizes our primary sources of revenue:

	Three Months
	Ended March 31
	2006	2005
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$18,463	$10,410
GlaxoSmithKline	1,013	1,454

Total revenue	$19,476	$11,864

     Revenues were $19.5 million for the first quarter of 2006 compared with $11.9 million for the respective period last year. The increase in revenues for the three months ended March 31, 2006, compared with the respective period in 2005, is primarily from revenues recognized under our collaboration agreement with Pfizer, Inc (Pfizer). During the first quarter of 2006 we recognized $5.9 million from Pfizer in the form of sponsored development funding, $4.4 million resulting from amortization of up-front license fees, and $8.2 million related to the sales force allowance. During the first quarter of 2005, we recognized $10.4 million in revenue from Pfizer, $4.0 million in the form of sponsored development funding, $5.4 million resulting from amortization of up-front license fees, and $1.0 million related to the sales allowance we received from Pfizer to commence the building of our sales force. Under the GlaxoSmithKline (GSK) agreement, we recognized $1.0 million during the first quarter of 2006 related to a milestone for clinical advancements in the CRF program. During the first quarter of 2005, we recognized $1.5 million under the GSK agreement, which included a $1.5 million milestone for successful completion of the research portion of our collaboration agreement.
     Research and development expenses increased to $27.7 million for the first quarter 2006 compared with $25.6 million for the respective period in 2005. This increase in research and development expenses is primarily due to personnel costs which have increased by $4.0 million, from $8.6 million in the first quarter of 2005 to $12.6 million in the first quarter of 2006. Approximately $1.9 million of this increase in personnel costs is related to the expansion of research and development activities. Additionally, the adoption of SFAS 123R accounted for approximately $2.1 million of the increase in research and development personnel expense in 2006. External development costs for indiplon clinical programs have decreased by $3.2 million from $3.4 million in the first quarter of 2005 to $0.2 million in the first quarter of 2006. This decrease in indiplon external development costs was offset by increased costs in our other external development programs. External development spending on our GnRH compound for endometriosis and benign prostatic hyperplasia increased from $2.0 million in the first quarter of 2005 to $2.7 million in the first quarter of 2006 and external development spending on Urocortin 2 for congestive heart failure increased from $0.3 million in the first quarter of 2005 to $1.6 million in the first quarter of 2006. We currently have eight programs in various stages of research and development, including six programs in clinical development. Additionally, we expect increases in non-indiplon related research and development expenses to continue in the future as we advance and build our product portfolio focused on neurological and endocrine-related diseases and disorders.

     Sales, general and administrative expenses increased to $19.3 million for the first quarter 2006 compared with $5.6 million during the same period last year. The $13.7 million increase in expenses from 2005 to 2006 resulted primarily from the activities surrounding the implementation of our commercialization strategy. Direct costs related to our sales force were approximately $8.0 million in the first quarter of 2006 compared to $0.7 million in the first quarter of 2005. This increase in sales costs is offset by revenue recognized under our sales force allowance from Pfizer, which is obligated to pay for and support a 200-person sales force. We began to build our sales force in the first quarter of 2005 and it is now fully operational and is currently detailing Pfizer’s leading antidepressant Zoloft® to psychiatrists, and will detail indiplon to those same psychiatrists upon approval of indiplon by the FDA. Additionally, non-sales related personnel costs increased by approximately $6.2 million from the first quarter of 2005 to the first quarter of 2006. This was due primarily to the adoption of SFAS 123R which accounted for approximately $4.7 million of the increase in sales, general and administrative personnel costs. In addition, certain bonus and deferred compensation expenses were higher in the first quarter of 2006 compared to the first quarter of 2005.
     Other income increased from $0.5 million during the first quarter of 2005 to $1.7 million for the first quarter of 2006. The increase resulted primarily from higher interest income due to higher interest rates on our investments.
     Net loss for the first quarter of 2006 was $25.9 million, or $0.69 net loss per share, compared to $18.8 million, or $0.51 net loss per share, for the same period in 2005. The primary reason for the $7.1 million increase in net loss is the adoption of SFAS 123R which resulted in an additional $6.8 million in expense in the first quarter of 2006. Profitability for 2006 is dependent upon the approval of our NDA for indiplon by the FDA, and acceptance of indiplon by prescribers and consumers; however, fluctuations in the quarterly results may occur due to the timing of milestone achievements related to approval of indiplon, by the FDA, under our collaboration agreement with Pfizer.
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
     To date, the Company’s revenues have come from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for all of our revenue for the quarters ended March 31, 2006 and 2005, respectively.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2006, our cash, cash equivalents, and short-term investments totaled $264.5 million compared with $273.1 million at December 31, 2005. The decrease in cash balances at March 31, 2006 resulted primarily from our net loss of $25.9 million offset by a non cash share-based compensation charge of $6.8 million and an increase in additional paid in capital of $13.9 million as a result of stock option exercises.
     Net cash used in operating activities during the first quarter of 2006 was $20.4 million compared with $26.0 million during the same period last year. This fluctuation resulted primarily from the prepayment by Pfizer of $8.2 million sales force allowance for the second quarter of 2006 and a decrease in development expense accruals of $2.7 million.

     Net cash provided by investing activities during the first quarter of 2006 was $59.4 million compared to $10.4 million for the first quarter of 2005. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. In addition, purchases of property and equipment decreased from $1.5 million in 2005 to $0.7 million in 2006. Capital equipment purchases for 2006 are expected to be approximately $7.5 million.
     Net cash provided by financing activities during the first quarter of 2006 was $12.5 million compared with net cash used in financing activities of ($0.9) million for the respective period last year. This fluctuation resulted primarily from cash proceeds from the issuance of common stock under option programs which increased by $13.1 million in the current quarter compared to the same quarter last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
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
     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all, and any additional equity financings will be dilutive to our stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful; any products marketed will generate sufficient revenues to enable us to earn a profit.
CAUTION ON FORWARD-LOOKING STATEMENTS
     Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful continuation of our strategic collaborations, the successful completion of clinical trials, the lengthy, expensive and uncertain process of seeking regulatory approvals, uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights, uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change and competition, manufacturing uncertainties and dependence on third parties. Even if our product candidates appear promising at an early stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the product will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see “Risk Factors” included in Part II, Item IA of this report.
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on March 31, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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

PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 other than revisions to the first risk factor and the inclusion of new second and third risk factors to provide additional information regarding the FDA approval process for, and factors that could impact the timing of commercialization of, indiplon tablets and capsules and revisions to the fourth risk factor to provide additional information about the possible impact on us of the expiration of our rights to co-promote Zoloft®. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
Risks Related to Our Company
Our near-term success is dependent on the success of our lead product candidate, indiplon, and we may not receive regulatory approvals for it or our other product candidates or approvals may be delayed.
     Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials on indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, we assembled and filed with the United States Food and Drug Administration (FDA) New Drug Applications (NDAs) for both indiplon capsules and indiplon tablets. Since the filing of the NDAs, we have engaged in an iterative process with the FDA in which the FDA has raised questions and comments about the data and information included in our NDAs to which we have responded. As part of the FDA’s review of the NDAs, the FDA has inquired about data analyses included in the NDAs, requested clarification of scientific and biostatical procedures for non-clinical and clinical endpoints and requested re-analyses of subsets of data submitted. While we believe that the complete data package included in both of the NDAs supports the approvals and the labeling we requested, we cannot provide any assurances that the FDA will accept or be satisfied with our responses to their inquires and requests for further analyses or that it will not otherwise find either or both of our NDAs incomplete or insufficient. In such a case, the FDA could refuse to approve one or both NDAs. If the FDA refuses to approve the NDAs for any reason, our business and reputation would be harmed and our stock price would decline.
     In addition, even if our indiplon NDAs are approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials.
If the FDA issues an “approvable” or “not approvable” letter with respect to either or both of our NDAs, our business and reputation would be harmed and our stock price would decline.
     Once an NDA is accepted for filing, the FDA will review and act upon the application in accordance with its established performance goals for priority and standard applications under the Prescription Drug User Fee Act (PDUFA). The FDA’s response to an NDA based on these PDUFA performance goals consists of an “approval” letter, “approvable” letter or “not approvable” letter, also referred to as an action letter or response letter. An “approval” letter states that the drug is approved. An “approvable” letter is issued if the application substantially meets the FDA’s requirements and can be approved if certain conditions are met or additional information is provided. A “not approvable” letter states that the application may not be approved and describes the deficiencies that must be addressed in order for the product to be approved, which could include, for example, new analyses of previously submitted data or conduct of an additional clinical trial or trials. The FDA has set May 15, 2006 as the date by which it intends to take action on our indiplon capsule NDA. This date is known as the “PDUFA date.” While the PDUFA date for the tablet formulation of indiplon is June 27, 2006, the FDA has informed us that it intends to take action on both the capsule and tablet formulations of indiplon on May 15, 2006. If the FDA does not approve our NDAs on the action date and instead issues an approvable or not approvable letter, commercialization and launch of indiplon will be delayed until we satisfy any conditions set by the FDA. If the FDA requests that we submit additional data, the FDA could extend the review period for up to an additional six months from the time the new data are submitted. If an additional clinical trial is required, a much longer delay would be anticipated. Any such delay could harm our business and reputation and cause our stock price to decline.
Even if we receive an “approval” letter for indiplon or any other product, we may be unable to commercialize such products immediately upon receipt of such letter.
     Commercialization of a product for which we have received an “approval” letter from the FDA could be delayed for a number of reasons, some which are outside of our control, including delays in the FDA’s issuance of approvals for our trademarks or delays in the completion of required procedures by agencies other than the FDA, such as the Drug Enforcement Administration (DEA). For example, one of our competitors received an “approval” letter from the FDA for its proprietary product. In connection with the approval, the FDA recommended that the competitor’s product be classified as a Schedule IV controlled substance by the DEA. However, because the Federal government’s administrative process for formally classifying the product as a Schedule IV controlled substance was not yet complete, the competitor’s product launch was delayed several months. Indiplon, like the competitor’s product, and like all non-benzodiazepine hypnotics, is expected to be a Schedule IV controlled substance requiring classification by the DEA. There can be no assurance that we will receive DEA scheduling promptly. If we are unable to commercialize indiplon promptly after receipt of an “approval” letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period that commercialization is delayed. In addition, the exclusivity period, or the time during which the FDA will prevent generic pharmaceuticals from introducing a generic copy of the product, begins to run upon receipt of the “approval” letter from the FDA and, therefore, to the extent we are unable to commercialize a product upon receipt of an “approval” letter, our long-term product sales and revenues could be adversely affected.
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
     Under our agreement with Pfizer, our rights to co-promote Zoloft® will terminate upon expiration of Zoloft® patent protection on June 30, 2006. If we do not receive FDA approval of indiplon tablets prior to this expiration, Pfizer may seek to suspend further funding of the sales force until such approval. In this event, we would seek to obtain rights to co-promote another Pfizer product or to enter into a co-promotion arrangement with another party or would focus our sales force on other activities. We cannot assure you that we would be able to enter into alternative co-promotion or co-detailing arrangements on a timely basis or at all.
     Decisions within our collaboration are made within a series of joint committees comprised of Neurocrine and Pfizer representatives. In the event of disagreement at the committee level, the agreement provides for elevation of the issue to a joint steering committee and thereafter to senior executives at both companies. The agreement provides that certain decisions are Neurocrine decisions, certain decisions are Pfizer decisions and certain decisions require consensus among both parties before any action can be taken. We face the risk that decisions may be delayed as a result of this resolution process. Pursuant to our agreement, as a result of certain events, some decisions previously designated as Neurocrine decisions have become Pfizer decisions.
     Pfizer may terminate the collaboration at any time upon 180-days written notice, subject to payment of specified amounts related to ongoing clinical development activities. If Pfizer elected to terminate the collaboration prior to FDA approval, we would be responsible for regulatory and commercialization expenses while we seek another partner to assist us in the worldwide development and commercialization of indiplon. This could cause delays in obtaining marketing approvals and sales, and negatively impact our business. If Pfizer elects to terminate the collaboration after receipt of FDA approval and we would be forced to fund the Neurocrine sales force and/or seek new marketing partners for indiplon, we would lose our rights to co-promote Zoloft® (if such rights have not already expired). This could lead to loss of sales and negatively impact our business. In the event the collaboration is terminated by Pfizer, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development and commercialization and our business.
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
     For example, we announced in March 2006 that the results of our Phase II clinical trial using our altered peptide ligand (APL) technology for Multiple Sclerosis (MS) did not meet its primary endpoint and demonstrate efficacy, although the product was safe and well tolerated. Based on these results, we discontinued the development of our APL-MS program.
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
     Since our inception, we have incurred significant net losses, including net losses of $22.2 million and $45.8 million for the years ended December 31, 2005 and 2004, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $300.1 million and $278.0 million as of December 31, 2005 and 2004, respectively. We were not profitable for the year ended December 31, 2005. Profitability in 2006 is contingent upon the timing of the approval of our NDA filings for indiplon by the FDA, and acceptance of indiplon by prescribers and consumers. We have not yet obtained regulatory approvals of any products and, consequently, have not generated revenues from the sale of products. Even if we succeed in developing and commercializing one or more of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:
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
     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical. In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program, Urocortin 2, which we license from Research Development Foundation and the adenosine 2A receptor antagonist we license from Almirall Prodesfarma, S.A. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our GnRH program. If we were to default on our obligations under any of our product licenses, we could lose some or all of our rights to develop, market and sell the product. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
     We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the potential commercialization of our future products. We have no experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on several contract manufacturers for all production of products for development and commercial purposes. If we are unable to obtain or retain third-party manufacturers, we will not be able to commercialize our products. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations. Our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:
•	contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

•	switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

•	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products;

•	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and corresponding state agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards; and

•	if the primary contract manufacturer for indiplon should be unable to manufacture indiplon for any reason, or should fail to receive FDA or DEA approval, commercialization of indiplon could be delayed, which would delay indiplon sales and negatively impact our business.
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
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.
The price of our common stock is volatile.
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $34 per share to approximately $73 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, various female and male disorders, diabetes and other neuro-endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
     In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Interference proceedings declared by the United States Patent and Trademark Office (USPTO) may be necessary to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
The technologies we use in our research as well as the drug targets we select may infringe the patents or violate the proprietary rights of third parties.
     We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our modified release insomnia formulation in the United States unless we obtain a license, which may not be available to us. Based on information available from the USPTO, we have learned that the

USPTO has examined the pending claims of this application two times and that both times it has rejected all the pending claims. We are also aware that the corresponding patent application in Europe has issued as a patent, and we have filed an opposition against the issued European patent. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. If a patent infringement suit were brought against us or our collaboration partners, we or our collaboration partners could be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we could be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (A) EXHIBITS.

3.1	Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Bylaws (1)
3.4	Certificate of Amendment of Bylaws dated May 28, 2004 (2)
10.1	Neurocrine Biosciences, Inc. Amended and Restated Employee Stock Purchase Plan
10.2	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Report on Form 10-Q filed on August 9, 2004
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
  (B) REPORTS ON FORM 8-K.
On January 19, 2006, the Company reported under Item 1.01 amendments to the Nonqualified Deferred Compensation Plan and the 2003 Incentive Stock Plan.
On January 25, 2006, the Company reported under Item 1.01 the bonus program for 2006 and bonus payouts under the 2005 Bonus Plan.
On February 2, 2006, the Company reported under Item 1.02 the resignation of Robert Little, Senior Vice President Commercial Operations.
On February 13, 2006, the Company reported under Items 1.01 and 9.01 an amendment to the Company’s agreement with Glaxo Group Limited, a subsidiary of GlaxoSmithKline.
On March 13, 2006 the Company reported under Items 8.01 and 9.01 an update to the Company’s drug development program including the discontinuing of the development of the APL program for Multiple Sclerosis.
SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 28, 2006	/s/ Paul W. Hawran

Paul W. Hawran
Executive Vice President and
Chief Financial Officer
(Duly authorized Officer and
Principal Financial Officer)