Form 10-Q
period 2006-06-30
NEUROCRINE BIOSCIENCES INC
filed 2006-08-09
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,866,858 as of July 28, 2006.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$86,168	$49,948
Short-term investments, available-for-sale	148,151	223,120
Receivables under collaborative agreements	406	858
Other current assets	5,902	5,384

Total current assets	240,627	279,310

Property and equipment, net	96,693	99,307
Restricted cash	5,775	5,775
Prepaid royalty	94,000	94,000
Other non-current assets	5,448	4,731

Total assets	$442,543	$483,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,233	$21,342
Deferred revenues	1,453	6,537
Current portion of long-term debt	5,246	5,814

Total current liabilities	23,932	33,693

Long-term debt	51,205	53,590
Other liabilities	5,634	5,736

Total liabilities	80,771	93,019

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 37,866,858 as of June 30, 2006 and 37,132,478 as of December 31, 2005	38	37
Additional paid-in capital	716,540	691,717
Accumulated other comprehensive loss	(1,310)	(1,504)
Accumulated deficit	(353,496)	(300,146)

Total stockholders’ equity	361,772	390,104

Total liabilities and stockholders’ equity	$442,543	$483,123

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Sponsored research and development	$277	$2,721	$6,155	$7,137
License fees and milestones	727	25,448	6,085	31,896
Sales force allowance	8,240	5,000	16,480	6,000

Total revenues	9,244	33,169	28,720	45,033

Operating expenses:
Research and development	26,112	29,633	53,847	55,236
Sales, general and administrative	12,396	9,788	31,731	15,396

Total operating expenses	38,508	39,421	85,578	70,632

Loss from operations	(29,264)	(6,252)	(56,858)	(25,599)

Other income and (expenses):
Interest income	2,758	1,713	5,420	3,314
Interest expense	(943)	(1,054)	(1,912)	(2,138)
Other income and (expense), net	—	(11)	—	(11)

Total other income, net	1,815	648	3,508	1,165

Net loss	$(27,449)	$(5,604)	$(53,350)	$(24,434)

Net loss per common share:
Basic and diluted	$(0.73)	$(0.15)	$(1.42)	$(0.67)

Shares used in the calculation of net loss per common share:
Basic and diluted	37,764	36,647	37,560	36,623
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(53,350)	$(24,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,356	4,947
Deferred revenues	(5,084)	(11,330)
Loan forgiveness on notes receivable from stockholder	50	50
Share-based compensation expense	9,478	314
Change in operating assets and liabilities:
Accounts receivable and other current assets	(66)	(15,571)
Other non-current assets	(713)	(388)
Accounts payable and accrued liabilities	(4,109)	(7,521)
Other non-current liabilities	(355)	446

Net cash used in operating activities	(48,793)	(53,487)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(62,838)	(19,970)
Sales/maturities of short-term investments	137,947	64,987
Restricted cash	—	(525)
Purchases of property and equipment	(2,742)	(2,592)

Net cash provided by investing activities	72,367	41,900

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	15,599	2,551
Principal payments on debt	(2,953)	(3,492)

Net cash provided by (used in) financing activities	12,646	(941)

Net increase (decrease) in cash and cash equivalents	36,220	(12,528)

Cash and cash equivalents at beginning of the period	49,948	61,027

Cash and cash equivalents at end of the period	$86,168	$48,499

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, diabetes, endometriosis, irritable bowel syndrome, pain, Parkinson’s disease, and other neurological and endocrine related diseases and disorders. The Company currently has eight programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its product candidates, they are in a collaboration for two of its programs. The lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia. The Company submitted two New Drug Applications (NDAs) to the United States Food and Drug Administration (FDA) with respect to indiplon.
     On May 15, 2006, the Company received two complete responses from the FDA regarding the indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter). The FDA Approvable Letter requested that the Company reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analysis for the elderly population. The FDA may require additional clinical and/or preclinical safety data. The FDA Not Approvable Letter requested that the Company reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15 mg. Additional clinical data will likely be required.
     The Company has requested a meeting with the FDA to discuss the FDA Approvable Letter and this meeting is scheduled to occur in August 2006. Additionally, the Company has requested a separate meeting with the FDA to discuss the FDA Not Approvable Letter. Until these discussions are completed, the Company cannot estimate the scope of additional analyses and/or data the FDA may require to address the issues and comments raised in each of the FDA letters, nor can the Company estimate a timeline for resubmission of the capsule and tablet NDAs. The process of preparing and resubmitting the NDAs may require significant resources and could be time consuming and subject to unanticipated delays and cost. Upon resubmission, the FDA may still require additional data analysis or clinical trials, which would require substantial expenditures by the Company and could further delay the approval process.
     On June 22, 2006, Pfizer and the Company agreed to terminate their collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, the Company will reacquire all worldwide rights for indiplon capsules and tablets. The Company will receive reimbursement of certain indiplon expenses incurred or committed prior to the June 22, 2006 notice date as well as certain ongoing expenses until December 19, 2006, the effective date of termination. The Company will be responsible for any costs associated with additional data or clinical trials that may be required for resubmission of the indiplon NDAs.
     Pursuant to the Company’s collaboration agreement with Pfizer, the Company’s sales force ceased detailing Pfizer’s antidepressant Zoloft® to psychiatrists as of June 30, 2006, the date of expiration of Zoloft® patent exclusivity. Pfizer notified the Company that as of July 1, 2006, Pfizer will no longer reimburse or support the Company’s sales force. Consequently, the Company terminated the entire sales force during July 2006. Additionally, the Company also reduced its research and development, and general and administrative staff based in San Diego by approximately 100 employees, in August 2006. The Company estimates incurring expenses of approximately $9.5 million in the third quarter of 2006 for salary continuation, outplacement services, and other costs related to these reductions in force. Substantially all of these expenses will be paid in cash.

2. BASIS OF PRESENTATION
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
3. SHARE-BASED COMPENSATION
     The Company grants stock options, restricted stock units and stock bonuses (collectively, share-based compensation) to its employees and directors under the 2003 Incentive Stock Plan and grants stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Options. Until June 30, 2006, eligible employees could also purchase shares of our common stock at 85% of the fair market value on the last day of each six-month offering period under our Amended and Restated Employee Stock Purchase Plan. The benefits provided under these Plans are share-based compensation subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).
     Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Therefore, the Company measured compensation expense for its share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).
     Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances.
     As a result of the adoption of SFAS 123R, the Company’s net loss for the three and six months ended June 30, 2006 includes $2.7 million and $9.5 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense ($0.8 million and $5.6 million for the three and six months ended June 30, 2006, respectively) and research and development expense ($1.8 million and $3.9 million for the three and six months ended June 30, 2006, respectively). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.
     The Company issues new shares upon the exercise of stock options and the issuance of stock bonus awards.

Share-Based Compensation Plans
     Since 1992, the Company has authorized a total of 13.7 million shares of common stock for issuance pursuant to its 1992 Incentive Stock Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Stock Option Plan, several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Incentive Stock Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock, restricted stock units, and stock bonuses to officers, directors, and employees of the Company. Currently, all grants of stock options are made from the 2003 Incentive Stock Plan and through Employment Commencement Nonstatutory Stock Option Agreements. As of June 30, 2006, of the 13.7 million reserved for issuance under the Option Plans, 0.8 million of these shares were originally reserved for issuance pursuant to the terms of the Company’s 1992 Incentive Stock Plan, 1996 Director Stock Option Plan and 2001 Stock Option Plan and would currently be available for issuance but for the Company’s determination in 2003 not to make further grants under these plans; 5.6 million were issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards; 6.3 million were subject to outstanding options and restricted stock units; and 1.0 million remained available for future grant under the 2003 Incentive Stock Plan. Share awards made under the 2003 Incentive Stock Plan that are later cancelled due to forfeiture or expiration return to the pool available for future grants.
Vesting Provisions of Share-Based Compensation
     Stock options granted under the Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a four-year period. Stock bonuses granted under the Option Plans generally have vesting periods ranging from two to four years. Restricted stock units granted under the Option Plans have vesting periods of three years. The expense recognized under SFAS 123R is generally recognized ratably over the vesting period. However, certain retirement provisions in the Option Plans provide that employees who are age 55 or older and have five or more years of service with the Company will be entitled to accelerated vesting of all of the unvested share-based compensation awards upon retirement from the Company. In these cases, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Effective January 1, 2006, the maximum term for all options granted from the 2003 Incentive Stock Plan was reduced to seven years.
     On November 7, 2005, the Company accelerated vesting of all unvested stock options to purchase shares of common stock that were held by then-current employees and had an exercise price per share equal to or greater than $50.00. Stock options to purchase approximately 472,000 shares of common stock were subject to this acceleration. The exercise prices and number of shares subject to the accelerated stock options were unchanged. The acceleration was effective November 7, 2005, and the expense was included in the pro forma results of operations for the fourth quarter of 2005 which were disclosed in the notes to Company’s consolidated financial statements for the year ended December 31, 2005 pursuant to SFAS 123. The acceleration of these stock options was undertaken to eliminate the future compensation expense of approximately $10.5 million that the Company would have otherwise recognized under SFAS 123R in its future consolidated statements of operations.

Stock Options
     The exercise price of all options granted during the six months ended June 30, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in net income for the first six months of fiscal year 2005 in accordance with APB 25. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	4.18%	4.59%	4.18%
Expected volatility of common stock	64.51%	34.00%	43.64%	34.00%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	4.75 years	5.8 years	4.75 years	5.8 years
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. The computation of the expected option term is based on a weighted-average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. The decrease in the expected option term from 2005 to 2006 is due to the decrease in the maximum term of the options granted after January 1, 2006 from ten years to seven years.
     Share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 0% in 2006 based on historical experience. The effect of pre-vesting forfeitures on the Company’s recorded expense has historically been negligible due to the predominant monthly vesting of option grants. If pre-vesting forfeitures occur in the future, the Company will record the benefit related to such forfeitures as the forfeitures occur. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company also accounted for forfeitures as they occurred. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of options granted during the six months ended June 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $16.55 per option and $15.96 per option, respectively.
     A summary of the status of the Company’s stock option plans as of June 30, 2006 and of changes in options outstanding under the plans during the six months ended June 30, 2006 is as follows (in thousands, except for weighted average exercise price and weighted average remaining contractual term data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Options outstanding at December 31, 2005	6,544	$38.32
Options granted	288	$44.49
Options exercised	(539)	$28.09
Options forfeited or expired	(84)	$46.20

Options outstanding at June 30, 2006	6,209	$39.39	6.3	$2,092
Options vested and exercisable at June 30, 2006	4,680	$37.80	5.9	$2,092

     For the three and six months ended June 30, 2006, share-based compensation expense related to stock options was $3.9 million and $9.1 million, respectively. As of June 30, 2006, there was approximately $25.3 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.7 years. The total intrinsic value of stock option exercises during the six months ended June 30, 2006, was $17.9 million. Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $15.1 million and $1.5 million, respectively.
     For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation (in thousands, except loss per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(5,604)	$(24,434)
Stock option expense	(5,131)	(10,472)

Pro forma net loss	$(10,735)	$(34,906)

Loss per share:
Basic and diluted — as reported	$(0.15)	$(0.67)

Basic and diluted — pro forma	$(0.29)	$(0.95)

Restricted Stock Units
     Beginning in January 2006, certain employees are eligible to receive restricted stock units under the Company’s 2003 Incentive Stock Plan. In accordance with SFAS 123R, the fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the Nasdaq National Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been estimated at 0% based on historical experience of stock bonus awards. Based upon the Company’s closing stock price as of June 30, 2006, there is approximately $0.2 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 2.2 years. The restricted stock units are placed into the Company’s deferred compensation plan upon vesting and recorded as other long-term liabilities in the consolidated balance sheet. Once in the deferred compensation plan, the liability and expense for restricted stock units are adjusted to reflect the market value of the Company’s stock for each reporting period. For the three and six months ended June 30, 2006, the adjustment to share-based compensation expense related to restricted stock units was $(1.1) million and $0.3 million, respectively.
     A summary of the status of the Company’s restricted stock units as of June 30, 2006 and of changes in restricted stock units outstanding under the plan during the six months ended June 30, 2006 is as follows (in thousands, except for weighted average grant date fair value per unit):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Unit
Restricted stock units outstanding at December 31, 2005	—	$—
Restricted stock units granted	40	60.95

Restricted stock units outstanding at June 30, 2006	40	$60.95
Restricted stock units vested at June 30, 2006	6	$60.95
Stock Bonus Awards
     The Company granted approximately 39,000 shares of its common stock pursuant to stock bonus awards between 2003 and 2005 from the Company’s 2003 Incentive Stock Plan. Based upon the Company’s closing stock price as of June 30, 2006, there was approximately $83,000 of unamortized compensation cost related to these stock bonus awards, representing approximately 7,800 shares of common stock, which is expected to be recognized over a remaining weighted-average vesting period of approximately two years. The common stock related to these awards has been placed into the Company’s deferred compensation plan and recorded as other long-term liabilities in the consolidated balance sheet. Once in the deferred compensation plan, the related liability and expense is adjusted to reflect the market value of the Company’s stock for each reporting period.

Employee Stock Purchase Plan
     As of June 30, 2006, the Company had reserved 725,000 shares of common stock for issuance under the Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”). Effective January 1, 2006, the Purchase Plan was amended such that the purchase price of common stock would be at 85% of the fair market value per share of common stock on the date on which the shares are purchased. As of June 30, 2006, 640,000 shares had been issued pursuant to the Purchase Plan.
     The Purchase Plan has a six-month contribution period with purchase dates of June 30 and December 31 each year. The Company recognized approximately $77,000 in share-based compensation expense related to the purchase on June 30, 2006.
     Effective July 1, 2006, the Company terminated the Purchase Plan. The termination was a result of a review of the Purchase Plan’s effectiveness in providing long-term share ownership to the Company’s employees. In addition, the Purchase Plan had an insufficient amount of shares available to allow full participation by employees.
4. USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
5. SHORT-TERM INVESTMENTS AVAILABLE-FOR-SALE
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
6. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While the Company’s current and historical operating and cash flow losses and the action letters from the FDA are indicators of impairment for the prepaid royalty, the Company believes the future cash flows to be realized from the prepaid royalty will exceed the assets carrying value, and accordingly the Company has not recognized any impairment losses through June 30, 2006. . However, events both within and outside of the Company’s control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, and general market conditions may have an impact on the Company’s ability to recover the carrying value of this asset in the future.
7. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS 128, “Earnings Per Share.” Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the assumed exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.8 million and 1.2 million for the three months ended June 30, 2006 and 2005, respectively and 1.5 million and 1.3 million for the six months ended June 30, 2006 and 2005, respectively.

8. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS 130, “Comprehensive Income.” SFAS 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended June 30, 2006 and 2005, comprehensive loss was $27.6 million and $4.6 million, respectively. For the six months ended June 30, 2006 and 2005, comprehensive loss was $53.2 million and $24.7 million, respectively.
9. REVENUE RECOGNITION
     Revenue under collaborative research and development agreements and grants is recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Up-front, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events which require substantive effort and for which achievement of the milestone was not readily assured at the inception of the agreement. Revenue related to the sales force allowance is recognized based on the related costs incurred to build and operate the sales function.
10. RESEARCH AND DEVELOPMENT EXPENSES
     Research and development (R&D) expenses are recognized as incurred and include related salaries, contractor fees, facilities costs, administrative expenses and allocations of certain other costs. All such costs are charged to R&D expenses as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D, conducted on its behalf, at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trials expense based on work performed. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions to accruals are recorded in the period in which the facts that give rise to the revision become known.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2005 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, diabetes, endometriosis, irritable bowel syndrome, pain, Parkinson’s disease, and other neurological and endocrine related diseases and disorders. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs. Our lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia. We submitted two New Drug Applications (NDAs) to the United States Food and Drug Administration (FDA) with respect to indiplon.
     On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter). The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analysis for the elderly population. The FDA may require additional clinical and/or preclinical safety data. The FDA Not Approvable Letter requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15 mg. Additional clinical data will likely be required.
     We have requested a meeting with the FDA to discuss the FDA Approvable Letter and this meeting is scheduled to occur in August 2006. Additionally, we have requested a separate meeting with the FDA to discuss the FDA Not Approvable Letter. Until these discussions are completed, we cannot estimate the scope of additional analyses and/or data the FDA may require to address the issues and comments raised in each of the FDA Letters, nor can we estimate a timeline for resubmission of the capsule and tablet NDAs. The process of preparing and resubmitting the NDAs may require significant resources and could be time consuming and subject to unanticipated delays and cost. Upon resubmission, the FDA may still require additional data analysis or clinical trials, which would require substantial expenditures by us and could further delay the approval process.
     On June 22, 2006, the Company and Pfizer agreed to terminate our collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, we will reacquire all worldwide rights for indiplon capsules and tablets. We will receive reimbursement of certain indiplon expenses incurred or committed prior to the June 22, 2006 notice date as well as certain ongoing expenses until December 19, 2006, the effective date of termination. We will be responsible for any costs associated with additional data or clinical trials that may be required for resubmission of the indiplon NDAs.

     Pursuant to the collaboration agreement with Pfizer, our sales force ceased detailing Pfizer’s antidepressant Zoloft® to psychiatrists as of June 30, 2006, the date of expiration of Zoloft® patent exclusivity. Pfizer notified us that as of July 1, 2006, Pfizer will no longer reimburse or support our sales force. Consequently, we terminated the entire sales force during July 2006. Additionally, we also reduced our research and development, and general and administrative staff based in San Diego by approximately 100 employees, in August 2006. We estimate incurring expenses of approximately $9.5 million in the third quarter of 2006 for salary continuation, outplacement services, and other costs related to these reductions in force. Substantially all of these expenses will be paid in cash.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements, clinical trial accruals (which affect research and development expense), share-based compensation, investments and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:
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
     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, and in-licensing arrangements. In addition, we fund R&D at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expenses based on work performed, which relies on estimates of total hours and costs incurred based on patient enrollment, completion of studies and other events. We follow this method because reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
     In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While our current and historical operating and cash flow losses and the action letters from the FDA are indicators of impairment, we believe the future cash flows to be realized from our long-lived assets, i.e. prepaid royalty, will exceed the assets’ carrying value, and accordingly we have not recognized any impairment losses through June 30, 2006.
     We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under our 2003

Incentive Stock Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for fiscal 2006 were impacted by the recognition of non-cash expense related to the fair value of our share- based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $2.7 million and $9.5 million, respectively.
     Stock option awards and restricted stock units generally vest over a four year and three year period, respectively, and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of all of the unvested share-based compensation awards upon retirement from us. This retirement provision leads to variability in the quarterly expense amounts recognized under SFAS 123R, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.
     At June 30, 2006, total unrecognized, estimated share-based compensation expense related to unvested stock options granted prior to that date was $25.3 million, which is expected to be recognized over a weighted average period of 2.7 years. Net stock options and restricted stock units, after forfeitures and cancellations, granted during each of the three and six months ended June 30, 2006 and 2005 represented 0.6% and 0.9%, respectively, of outstanding shares as of the beginning of each fiscal quarter. Total stock options and restricted stock units granted during the six months ended June 30, 2006 and 2005 represented 0.6% and 0.9% of outstanding shares as of the end of each fiscal quarter, respectively. For more information about our accounting for share-based compensation expense, see Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1.
RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
The following table summarizes our primary sources of revenue:

	Three months
	Ended June 30
	2006	2005
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$9,230	$33,163
GlaxoSmithKline	14	6

Total revenue	$9,244	$33,169

     Revenues were $9.2 million for the three months ended June 30, 2006 compared with $33.2 million for the same period last year. The decrease in revenues for the three months ended June 30, 2006 compared with the same period in 2005 results primarily from a decrease in revenues recognized under our former collaboration agreement with Pfizer, Inc (Pfizer). During the second quarter of 2006, we recognized $9.2 million of revenue under the Pfizer collaboration agreement, which is comprised of $0.3 million from Pfizer in the form of sponsored development funding, $0.7 million resulting from amortization of up-front license fees, and $8.2 million related to the sales force allowance for the operation of our sales force. During the second quarter of 2005, we recognized $33.2 million in revenue under the Pfizer collaboration agreement, of which $2.7 million came from sponsored development funding, $5.4 million from amortization of up-front license fees, a $20.0 million milestone related to the FDA’s accepting for review our NDA for indiplon capsules, and $5.0 million related to the sales force allowance.
     Research and development expenses decreased to $26.1 million for the second quarter 2006 compared with $29.6 million for the respective period in 2005. The $3.5 million decrease in research and development expenses is primarily due to lower external development costs for our indiplon clinical program, which decreased to $0.2 million in the second quarter of 2006 from $6.2 million in the second quarter of 2005. This decrease in indiplon development costs was partially offset by an increase in personnel expense of $1.9 million, primarily due to our adoption of SFAS 123R in 2006. We currently have eight programs in various stages of research and development, including six programs in clinical development.
     Sales, general and administrative expenses increased to $12.4 million for the second quarter 2006 compared with $9.8 million during the same period last year. The $2.6 million increase in expenses from 2005 to 2006 resulted primarily from sales force activities. Direct costs related to our sales force were approximately $7.4 million in the second quarter of 2006 compared to $4.3 million in the second quarter of 2005. This increase in sales force cost was offset by revenue recognized under our sales force allowance from Pfizer. Additionally, the adoption of SFAS 123R in 2006 resulted in an increase of approximately $0.8 million of expense. However, total compensation expense for the second quarter of 2006 decreased by $2.0 million compared to the second quarter of 2005, as a result of a decline in fair value of company stock and restricted stock units held in our deferred compensation program.
     Other income increased from $0.6 million during the first quarter of 2005 to $1.8 million for the second quarter of 2006. The increase resulted primarily from increased interest income due to higher rates of return on our investments.
     Net loss for the second quarter of 2006 was $27.4 million, or $(0.73) per share, compared to $5.6 million, or $(0.15) per share, for the same period in 2005. The primary reason for the $21.8 million increase in net loss is the achievement of a $20.0 million milestone from Pfizer in the second quarter of last year and our adoption of SFAS 123R which resulted in an additional $2.7 million in expense in the second quarter of 2006.
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
The following table summarizes our primary sources of revenue:

	Six Months
	Ended June 30,
	2006	2005
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$27,693	$43,573
GlaxoSmithKline	1,027	1,460

Total revenues	$28,720	$45,033

     Revenues were $28.7 million for the six months ended June 30, 2006 compared with $45.0 million for the respective period last year. The decrease in revenues during the first six months of 2006, compared with the respective period in 2005, results primarily from the achievement of a $20.0 million milestone under the Pfizer collaboration agreement related to the FDA’s accepting for review our NDA for indiplon capsules in 2005. During the first half of 2006, we recognized $27.7 million in revenue from Pfizer, comprised of $6.1 million in the form of sponsored development funding, $5.1 million resulting from amortization of up-front license fees, and $16.5 million related to the sales force allowance for operating our sales force. During the first half of 2005, we recognized $43.6 million in revenue from Pfizer, comprised of $6.7 million in the form of sponsored development funding, $10.9 million resulting from amortization of up-front license fees, the above mentioned $20.0 million milestone, and $6.0 million related to the sales force allowance received from Pfizer. Under our GSK collaboration agreement, we recognized a $1.0 million milestone during the first six months of 2006 for successfully enrolling the first patient in a Phase II clinical trial for our CRF program. During the first half of 2005, we recognized $1.5 million in revenue under the GSK collaboration agreement, which included a $1.0 million milestone for successful selection of two clinical candidate compounds.
     Research and development expenses decreased to $53.8 million for the first half of 2006 compared with $55.2 million for the respective period in 2005. This decrease in research and development expenses is comprised of a decrease in external development costs of $8.9 million, which is partially offset by an increase in personnel costs of $6.0 million. External development costs incurred related to indiplon for the first half of 2006 were $0.4 million compared to $10.2 million for the same period last year. This decrease in indiplon external development costs was offset by increased costs in other external development programs. External development costs for our GnRH compound for endometriosis and benign prostatic hyperplasia increased to $5.4 million in the first half of 2006 from $4.5 million in the first half of 2005 and external development costs related to the H1 insomnia program increased to $3.2 million in the first half of 2006 from $1.8 million in the first half of 2005. External development costs related to the APL Diabetes program decreased to $0.8 million in the first half of 2006 from $1.7 million in the first half of 2005. Personnel costs have increased by $6.0 million from the first half of 2005 to the first half of 2006 primarily due to $3.9 million in SFAS 123R expense and expanded research and development activities.
     Sales, general and administrative expenses increased to $31.8 million for the six months ended June 30, 2006 compared with $15.4 million during the same period last year. The $16.4 million increase in expenses from 2005 to 2006 resulted primarily from the sales force activities. Direct costs related to our sales force were approximately $15.0 million in the first half of 2006 compared to $4.9 million in the same period during 2005. This increase in sales force costs was offset by revenue recognized under our sales force allowance from Pfizer. Additionally, non-sales force related personnel costs increased by approximately $5.0 million from the first half of 2005 to the first half of 2006. This was due primarily to the adoption of SFAS 123R which resulted in expense of approximately $5.6 million during the first half of 2006.
     Other income increased to $3.5 million for the first half of 2006 from $1.2 million during the first half of 2005. The increase resulted primarily from increased interest income due to higher rates of return on our investments.
     Net loss for the first half of 2006 was $53.4 million, or $(1.42) per share, compared to $24.4 million, or $(0.67) per share, for the same period in 2005. The primary reason for the $29.0 million increase in net loss is the achievement of a $20.0 million milestone under our Pfizer collaboration in the first half of 2005. Additionally, the adoption of SFAS 123R resulted in an additional $9.5 million in expense in the first half of 2006.
     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, licensing of product candidates, and from the sales force allowance from Pfizer. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% of our revenues for the six months ended June 30, 2006 and 2005.
     During the second quarter of 2006, we received two letters from the FDA related to our NDA submissions for indiplon. These letters indicated that indiplon capsules were approvable and that indiplon tablets were not approvable. Additionally on June 22, 2006, we announced that the Company and Pfizer had agreed to terminate our collaboration and license agreements to develop and co-promote indiplon. These two events are indicators of impairment for our prepaid royalty, which is carried as a long-lived asset on our balance sheet. This prepaid royalty arose out of our acquisition, in February 2004, of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. In accordance with SFAS 144 we performed an analysis of the undiscounted cash flows related to this prepaid royalty. Based on our current expectations with respect to FDA approval and commercialization, we have determined that the carrying value of this asset is fully recoverable, and we have not recognized any impairment charge to date. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future. In the event that either the tablet or capsule, or both formulations of indiplon, are not eventually approved by the FDA or approved by the FDA and not successfully commercialized, an impairment charge would likely occur. We will continue to monitor this long-lived asset on a quarterly basis.
     We expect to incur a net loss of approximately $135.0 million during fiscal 2006, which includes approximately $9.5 million in expense related to our reduction in force during the third quarter of 2006 and various non-cash expenses such as those associated with our adoption of FAS 123R and depreciation. Additionally, we expect to incur operating losses for the foreseeable future because of the decrease in revenues we will experience as a result of the termination of the Pfizer collaboration agreement and because of the expenses we expect to incur for the clinical trials and other costs related to refiling of the indiplon NDAs as well as costs to progress other programs through our pipeline. Future profitability is dependent upon the approval of our NDAs for indiplon by the FDA and upon acceptance of indiplon by prescribers and consumers.

LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2006, our cash, cash equivalents, and short-term investments totaled $234.3 million compared with $273.1 million at December 31, 2005. The decrease in cash balances at June 30, 2006 resulted primarily from our net loss of $53.4 million offset by an increase in additional paid in capital of $15.6 million as a result of stock option exercises.
     Net cash used in operating activities during the first half of 2006 was $48.8 million compared with $53.5 million during the same period last year. This fluctuation resulted from our net loss of $53.4 million in the first half of 2006 compared to our net loss of $24.4 million for the first half of 2005, a decrease in accounts receivable from collaborators of $22.4 million, as well as increases in share-based compensation expense totaling $9.2 million.
     Net cash provided by investing activities during the first half of 2006 was $72.4 million compared to $41.9 million for the first half of 2005. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     Net cash provided by financing activities during the first half of 2006 was $12.6 million compared with net cash used in financing activities of $(0.9) million for the respective period last year. This fluctuation resulted primarily from cash proceeds from the issuance of common stock under option programs which increased by $13.0 million in the first half of 2006 compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
     We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our research and development programs and the extent to which additional clinical trials are necessary in connection with the resubmissions of our NDAs for indiplon capsules and tablets.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on June 30, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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

PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, except as follows:
•	We revised the first risk factor to reflect the fact that we received two complete responses from the United States Food and Drug Administration (FDA) which indicated that indiplon 5 mg and 10 mg capsules were approvable, and that the 15 mg tablets were not approvable, and the possible implications of these responses;

•	We added a new second risk factor to address the impact on us of the termination of our collaboration with Pfizer to develop and co-promote indiplon;

•	We added a new third risk factor stating that we may become involved in securities class action litigation that could divert management’s attention and harm our business;

•	We revised our sixth risk factor to address the impact the termination of our collaboration with Pfizer will have on our revenues and profitability;

•	We revised our eighth risk factor to address the state of our corporate collaborations following termination of the Pfizer collaboration; and

•	We added a new fourteenth risk factor stating that potential future impairments under Statement of Financial Accounting Standards No. 144 could adversely affect our future results of operations and financial position.
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
     Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials on indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, we assembled and filed with the FDA New Drug Applications (NDAs) for both indiplon capsules and indiplon tablets. On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter). The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analysis for the elderly population. The FDA may require additional clinical and/or preclinical safety data. The FDA Not Approvable Letter requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15 mg. Additional clinical data will likely be required.
     We have requested a meeting with the FDA to discuss the FDA Approvable Letter and this meeting is scheduled to occur in August 2006. Additionally, we have requested a separate meeting with the FDA to discuss the FDA Not Approvable Letter. Until these discussions are completed, we cannot estimate the scope of additional analyses and/or data the FDA may require to address the issues and comments raised in the each of the FDA Letters, nor can we estimate a timeline for resubmission of the capsule and tablet NDAs. Based on the results of these meetings, we will determine our strategy to move forward, which will include an evaluation of costs, timelines and feasibility of additional data analyses and clinical data required by the FDA for approval.

     If we are unable to perform the required analyses or conduct the clinical trials or if these data analyses or clinical trials do not demonstrate the safety and efficacy of indiplon capsules or indiplon tablets, we may not be able to resubmit the NDA for either or both formulations. If we do obtain positive results from these data analyses and clinical trials, we would then refile the NDAs. The process of preparing and resubmitting the NDAs may require significant resources and could be time consuming and subject to unanticipated delays and cost. Upon resubmission, the FDA could again refuse to approve one or both NDAs, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and could further delay the approval process. Even if our indiplon NDAs are approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.
     If we are unable to refile one or both NDAs, or the FDA refuses to accept or approve the resubmitted NDAs for any reason or we experience a significant delay in approval and subsequent commercialization of indiplon, our business and reputation would be harmed and our stock price would decline.
Because of the termination of our collaboration with Pfizer to develop and co-promote indiplon, we must identify a new partner and enter into a collaboration agreement with them or develop, commercialize, market and sell indiplon by ourselves.
     On June 22, 2006, we announced that the Company and Pfizer had agreed to terminate our collaboration and license agreements to develop and co-promote indiplon. Under the collaboration, Pfizer had agreed to:
•	fund substantially all third-party costs related to future indiplon development, manufacturing and commercialization activities;

•	fund a 200-person Neurocrine sales force that would initially promote Zoloft® and, upon approval of the indiplon NDAs, co-promote indiplon in the United States;

•	be responsible for obtaining all regulatory approvals outside of the United States and regulatory approvals in the United States after approval of the first indiplon NDA; and

•	be responsible for sales and marketing of indiplon worldwide.
     As a result of termination of this collaboration, we will reacquire all worldwide rights for indiplon capsules and tablets. We will receive reimbursement of certain indiplon expenses incurred or committed prior to the June 22, 2006 notice date as well as certain ongoing expenses until December 19, 2006, the effective date of termination. We will be responsible for any costs associated with additional data or clinical trials that may be required for resubmission of the indiplon NDAs.
     We may seek another partner or partners, at an appropriate time, to assist us in the worldwide development and commercialization of indiplon or develop, commercialize, market and sell indiplon by ourselves. We face competition in our search for partners with whom we may collaborate. As a result, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development, commercialization and future sales, which would harm our business. Identifying a new partner and entering into a collaboration agreement with them or developing the necessary infrastructure to commercialize, market and sell indiplon ourselves could cause delays in obtaining regulatory approvals and commercialization of indiplon, which would negatively impact our business. If we choose to commercialize, market and sell indiplon ourselves, we will be required to substantially increase our internal sales, distribution and marketing capabilities. The development of the infrastructure necessary to commercialize, market and sell indiplon will require substantial resources and may divert the attention of our management and key personnel and negatively impact our product development efforts. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise.

     Pursuant to the collaboration agreement with Pfizer, our sales force ceased detailing Pfizer’s antidepressant Zoloft® to psychiatrists as of June 30, 2006, the date of expiration of Zoloft® patent exclusivity. Pfizer notified us that as of July 1, 2006, Pfizer will no longer reimburse or support our sales force. Consequently, we terminated the entire sales force in July 2006 and estimate incurring expenses of approximately $5.9 million in the third quarter of 2006 related to salary continuation, outplacement services, and other costs related to eliminating the sales force. We cannot assure you that we will be able to successfully rebuild the sales force in a timely manner, or at all, should indiplon be approved by the FDA.
We may become involved in securities class action litigation that could divert management’s attention and harm our business.
     The market price of our common stock has declined significantly since our May 16, 2006 announcement of the FDA’s action letters with respect to indiplon. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against the company. We may become involved in this type of litigation in the future, which would be expensive and divert management’s attention and resources from operating the business. Additionally, we may not be successful in having any such suit dismissed or settled within the limits of our insurance.
Even if we ultimately receive an “approval” letter for indiplon or any other product, we may be unable to commercialize such products immediately upon receipt of such letter.
     Commercialization of a product for which we have received an “approval” letter from the FDA could be delayed for a number of reasons, some of which are outside of our control, including delays in the FDA’s issuance of approvals for our trademarks or delays in the completion of required procedures by agencies other than the FDA, such as the Drug Enforcement Administration (DEA). For example, one of our competitors received an “approval” letter from the FDA for its proprietary product. In connection with the approval, the FDA recommended that the competitor’s product be classified as a Schedule IV controlled substance by the DEA. However, because the Federal government’s administrative process for formally classifying the product as a Schedule IV controlled substance was not yet complete, the competitor’s product launch was delayed several months. Indiplon, like the competitor’s product, and like all non-benzodiazepine hypnotics, is expected to be a Schedule IV controlled substance requiring classification by the DEA. There can be no assurance that we will receive DEA scheduling promptly. If we are unable to commercialize indiplon promptly after receipt of an “approval” letter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period that commercialization is delayed. In addition, the exclusivity period, or the time during which the FDA will prevent generic pharmaceuticals from introducing a generic copy of the product, begins to run upon receipt of the “approval” letter from the FDA and, therefore, to the extent we are unable to commercialize a product upon receipt of an “approval” letter, our long-term product sales and revenues could be adversely affected.
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
     Since our inception, we have incurred significant net losses, including net losses of $22.2 million and $45.8 million for the years ended December 31, 2005 and 2004, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $300.1 million and $278.0 million as of December 31, 2005 and 2004, respectively. We do not expect to be profitable for the year ended December 31, 2006. During the third quarter of 2006, we estimate incurring expenses of approximately $9.5 million related to salary continuation, outplacement services and other costs related to our reduction in force. Additionally, we will be responsible for any costs associated with additional data or clinical trials that may be required for resubmission of the indiplon NDAs.
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

We depend on continuing our current collaboration and developing additional collaborations to develop and commercialize our product candidates.
     Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have an active collaboration agreement with GlaxoSmithKline and previously have had collaborations with Pfizer, Wyeth, Johnson & Johnson, and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs. Under these arrangements, our corporate collaborators are typically responsible for:
•	selecting compounds for subsequent development as drug candidates;

•	conducting preclinical studies and clinical trials and obtaining required regulatory approvals for these drug candidates; and

•	manufacturing and commercializing any resulting drugs.
     Because we expect to continue to rely heavily on corporate collaborators, the development of our projects would be substantially delayed if one or more of our current or future collaborators:
•	failed to select a compound that we have discovered for subsequent development into marketable products;

•	failed to gain the requisite regulatory approvals of these products;

•	did not successfully commercialize products that we originate;

•	did not conduct its collaborative activities in a timely manner;

•	did not devote sufficient time and resources to our partnered programs or potential products;

•	terminated its alliance with us;

•	developed, either alone or with others, products that may compete with our products;

•	disputed our respective allocations of rights to any products or technology developed during our collaborations; or

•	merged with a third party that wants to terminate the collaboration.
     These issues and possible disagreements with current or future corporate collaborators could lead to delays in the collaborative research, development or commercialization of many of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.
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
     All of our product candidates are in research, clinical development or in registration with the FDA. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:
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
Potential future impairments under SFAS 144 could adversely affect our future results of operations and financial position.
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assess our long-lived assets for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, we measure the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows (fair value) associated with the use of the asset. If the carrying amount of the asset were determined to be impaired, an impairment loss to write-down the carrying value of the asset to fair value would be required.
     For example, our June 30, 2006 balance sheet reflects $94 million of prepaid royalties related to our acquisition in February 2004 of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction has been recorded as a long-term asset and will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales. Given the FDA letters we received on our NDA submissions for indiplon and the subsequent cancellation of the collaboration agreement with Pfizer, we determined that indicators of impairment existed. We performed the undiscounted cash flow analysis and determined that the carrying value of the prepaid royalty was recoverable as of June 30, 2006. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future.
     If we determine that the sum of the expected future undiscounted cash flows relating to this prepaid royalty is less than the carrying amount of the asset, the asset would be impaired, and we would be required to take an impairment loss to write-down the carrying value of the asset to fair value. A material reduction in earnings resulting from such a charge could cause us to fail to be profitable in the period in which the charge is taken or otherwise to fail to meet the expectations of investors and securities analysts, which could cause the price of our stock to decline.

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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $9 per share to approximately $73 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, diabetes, endometriosis, irritable bowel syndrome, pain, Parkinson’s Disease, and other neuro-endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
     We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with our commercial collaborators, employees and consultants. We also have invention or patent assignment agreements with our employees and some, but not all, of our commercial collaborators and consultants. However, if our employees, commercial collaborators or consultants breach these agreements, we may not have adequate remedies for any such breach, and our trade secrets may otherwise become known or independently discovered by our competitors.
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
     We cannot assure you that third parties will not assert patent or other intellectual property infringement claims against us or our collaboration partners with respect to technologies used in potential products. We are aware of a patent application controlled by another company, which if granted in its broadest scope and held to be valid, could impact the commercialization of our indiplon tablets in the United States unless we obtain a license, which may not be available to us. Based on information available from the USPTO, we have learned that the USPTO has examined the pending claims of this application two times and that both times it has rejected all the pending claims. We are also aware that the corresponding patent application in Europe has issued as a patent, and we have filed an opposition against the issued European patent. Even if we were to prevail, any litigation could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. If a patent infringement suit were brought against us or our collaboration partners, we or our collaboration partners could be forced to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our collaboration partners rights to use its intellectual property. In such cases, we could be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if our collaboration partners or we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
A.	The Company’s Annual Meeting of stockholders was held on June 30, 2006 (the “Annual Meeting”).

B.	The following Class I Directors were elected at the Annual Meeting:

Name	Position	Term Expires
Joseph A. Mollica, Ph.D.	Class I Director	2009
Wylie W. Vale, Ph.D.	Class I Director	2009
W. Thomas Mitchell	Class I Director	2009
     The following Class II and III Directors continue to serve their respective terms which expire on the Company’s Annual Meeting of Stockholders in the years noted:

Name	Position	Term Expires
Corinne H. Lyle	Class II Director	2007
Richard F. Pops	Class II Director	2007
Stephen A. Sherwin, M.D.	Class II Director	2007
Gary A. Lyons	Class III Director	2008
Adrian Adams	Class III Director	2008
C.	At the Annual Meeting, stockholders voted on five matters: (i) the election of three Class I Directors for a term of three years expiring in 2009, (ii) the approval of an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock from 50,000,000 shares to 110,000,000 shares, (iii) the approval of an amendment to the Company’s 2003 Incentive Stock Plan, as amended, and the reservation of an additional 1,000,000 shares of common stock for issuance thereunder, (iv) the approval of an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan and the reservation of an additional 100,000 shares of common stock for issuance thereunder, and (v) the ratification of the appointment of Ernst & Young LLP as the Company’s registered independent public accounting firm for the fiscal year ending December 31, 2006. The stockholders approved all five matters and the voting results were as follows:
(i)	Election of three Class I Directors

Joseph A. Mollica, Ph.D.	For 30,453,120	Withheld 970,560
Wylie W. Vale, Ph.D.	For 30,753,210	Withheld 670,470
W. Thomas Mitchell	For 30,672,705	Withheld 750,975
(ii)	Approval of an amendment to the Company’s Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock from 50,000,000 to 110,000000

For 25,351,239	Against 4,560,323	Abstain 1,512,117
(iii)	Approval of an amendment to the Company’s 2003 Incentive Stock Plan, as amended, which increased the number of shares of common stock reserved for issuance from 3,300,000 to 4,300,000 shares

For 16,581,535	Against 8,126,338	Abstain 1,483,368
(iv)	Approval of an amendment to the Company’s Amended and Restated Employee Stock Purchase Plan, which increased the number of shares of common stock reserved for issuance from 625,000 to 725,000

For 23,537,041	Against 1,173,348	Abstain 1,480,852
(v)	Ratification of the appointment of Ernst and Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006

For 29,364,431	Against 554,161	Abstain 1,505,087

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
          (A) EXHIBITS.

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (1)

3.5	Certificate of Amendment of Bylaws dated May 28, 2004 (2)

10.1	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended, and Form of Stock Option Agreement (3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Report on Form 10-Q filed on August 9, 2004

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 333-135909) filed July 21, 2006

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
          (B) REPORTS ON FORM 8-K.
On May 16, 2006, the Company reported under Item 8.01 and 9.01 the status of the Company’s new drug application for indiplon tablets and capsules with the U.S. Food and Drug Administration.
On June 16, 2006, the Company reported under Item 8.01 and 9.01 to provide an update on the Company’s review of the indiplon action letters and communicate that the Company has requested a meeting with the Food and Drug Administration.
On June 23, 2006 the Company reported under Items 1.02 and 9.01 to announce that the Company and Pfizer have agreed to terminate the collaboration agreement to develop and co-promote indiplon.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2006	/s/ Paul W. Hawran
Paul W. Hawran
Executive Vice President and Chief Financial Officer (Duly authorized Officer and Principal Financial Officer)