Form 10-Q
period 2006-09-30
NEUROCRINE BIOSCIENCES INC
filed 2006-11-09
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0525145
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12790 EL CAMINO REAL SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92130 (Zip Code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,884,038 as of November 1, 2006.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$75,760	$49,948
Short-term investments, available-for-sale	124,018	223,120
Receivables under collaborative agreements	431	858
Other current assets	4,571	5,384

Total current assets	204,780	279,310

Property and equipment, net	93,868	99,307
Restricted cash	5,775	5,775
Prepaid royalty	94,000	94,000
Other non-current assets	5,708	4,731

Total assets	$404,131	$483,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,428	$21,342
Deferred revenues	976	6,537
Current portion of long-term debt	4,863	5,814

Total current liabilities	21,267	33,693

Long-term debt	50,129	53,590
Other liabilities	6,259	5,736

Total liabilities	77,655	93,019

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 37,872,608 as of September 30, 2006 and 37,132,478 as of December 31, 2005	38	37
Additional paid-in capital	719,405	691,717
Accumulated other comprehensive loss	(328)	(1,504)
Accumulated deficit	(392,639)	(300,146)

Total stockholders’ equity	326,476	390,104

Total liabilities and stockholders’ equity	$404,131	$483,123

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Sponsored research and development	$348	$1,297	$6,503	$8,434
License fees and milestones	726	55,448	6,811	87,344
Sales force allowance	—	8,000	16,480	14,000

Total revenues	1,074	64,745	29,794	109,778
Operating expenses:
Research and development	25,223	26,627	79,070	81,863
Sales, general and administrative	16,047	12,997	47,778	28,393

Total operating expenses	41,270	39,624	126,848	110,256

(Loss) income from operations	(40,196)	25,121	(97,054)	(478)
Other income and (expenses):
Interest income	2,442	2,080	7,862	5,394
Interest expense	(917)	(1,024)	(2,829)	(3,162)
Other expense, net	(472)	(26)	(472)	(37)

Total other income, net	1,053	1,030	4,561	2,195

Net (loss) income	$(39,143)	$26,151	$(92,493)	$1,717

Net (loss) income per common share:
Basic	$(1.03)	$0.71	$(2.46)	$0.05
Diluted	$(1.03)	$0.68	$(2.46)	$0.05
Shares used in the calculation of net (loss) income per common share:
Basic	37,868	36,707	37,664	36,685
Diluted	37,868	38,406	37,664	37,992
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(92,493)	$1,717
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	7,987	7,491
Deferred revenues	(5,561)	(16,778)
Loss on disposal of fixed assets	476	—
Loan forgiveness on notes receivable from stockholder	50	50
Share-based compensation expense	12,666	421
Change in operating assets and liabilities:
Accounts receivable and other current assets	1,240	5,896
Other non-current assets	(889)	(437)
Accounts payable and accrued liabilities	(5,914)	(7,146)
Other non-current liabilities	(97)	896

Net cash used in operating activities	(82,535)	(7,890)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(62,521)	(49,522)
Sales/maturities of short-term investments	162,661	73,493
Restricted cash	—	(525)
Purchases of property and equipment	(3,024)	(4,262)

Net cash provided by investing activities	97,116	19,184

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	15,643	8,196
Principal payments on debt	(4,412)	(5,133)

Net cash provided by financing activities	11,231	3,063

Net increase in cash and cash equivalents	25,812	14,357

Cash and cash equivalents at beginning of the period	49,948	61,027

Cash and cash equivalents at end of the period	$75,760	$75,384

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, Parkinson’s disease, and other neurological and endocrine related diseases and disorders. The Company currently has eight programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its product candidates, they are in a collaboration for two of its programs. The lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia. The Company submitted two New Drug Applications (NDAs) to the United States Food and Drug Administration (FDA) with respect to indiplon.
     On May 15, 2006, the Company received two complete responses from the FDA regarding the indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter).
     The FDA Approvable Letter requested that the Company reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analysis for the elderly population. The Company held an end-of-review meeting with FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis is ongoing. The FDA also requested, and the Company has completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. While the FDA has not requested any additional clinical studies for the indiplon capsules resubmission, the Company has elected to conduct an additional 3-month safety and efficacy study to supplement the reanalysis and provide additional support for the resubmission. The NDA for indiplon capsules is targeted to be resubmitted to the FDA during summer 2008.
     The FDA Not Approvable Letter requested that the Company reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15 mg. The Company held an end-of-review meeting with FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15 mg dose for the adult population and the development of a separate dose for the elderly population. In their discussions, the Company and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. On the basis of these discussions, the Company is formulating a strategy to pursue a sleep maintenance claim for indiplon. The evaluation of indiplon for sleep maintenance will include both indiplon capsules and tablets.
     The process of preparing and resubmitting the tablet NDA will require significant resources and is subject to unanticipated delays and cost. Upon resubmission of both NDAs, the FDA may still require additional data analysis or clinical trials, which would require substantial expenditures by the Company and could further delay the approval process.
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

     In July 2006 and August 2006, the Company announced a restructuring program to prioritize research and development efforts and implement cost containment measures. As a result, the Company terminated the entire sales force in July 2006 and reduced its research and development, and general and administrative staff in San Diego by approximately 100 employees in August 2006. In connection with the restructuring, the Company recorded a one-time charge of approximately $9.5 million in the third quarter of 2006 for salary continuation, outplacement services, and other costs related to these reductions in force. Substantially all of these expenses were paid out in cash during the third quarter of 2006 (See Note 11 – Severance Costs).
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
3. SHARE-BASED COMPENSATION
     The Company grants stock options, restricted stock units and stock bonuses (collectively, share-based compensation) to its employees and directors under the 2003 Incentive Stock Plan, as amended (the “2003 Plan”) and grants stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Options. Until June 30, 2006, eligible employees could also purchase shares of our common stock at 85% of the fair market value on the last day of each six-month offering period under our Amended and Restated Employee Stock Purchase Plan. The benefits provided under these Plans are share-based compensation subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).
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
     On September 26, 2006, the Company completed a Tender Offer (“Offer”) to holders of outstanding options to purchase its common stock under the 2003 Plan, 1992 Incentive Stock Plan (the “1992 Plan”) and 2001 Stock Option Plan, as amended (the “2001 Plan”). The Offer was for holders of options under the 2003 Plan to cancel their options in exchange for a lesser number of new options (a two-for-one exchange ratio) to purchase shares of the Company’s common stock issued under the 2003 Plan and for holders of options under the 1992 Plan and 2001 Plan to cancel one-half of their options and amend their remaining options to purchase shares of the Company’s common stock. The Offer was open to eligible employees and active consultants of the Company who held options with an exercise price of $20.00 or higher per share as of September 25, 2006. Certain executives and members of the Board of Directors were not eligible to participate in the Offer. Approximately 2.0 million options were exchanged or amended resulting in approximately 1.0 million new or amended option grants and approximately 1.0 million cancelled option grants at the completion of the Offer. New or amended options under the Offer vest annually over a period of three years and have a weighted average exercise price of $10.90. Share based compensation expense related to the Offer totaled approximately $6.3 million and will be amortized over 3 years.
     As a result of the adoption of SFAS 123R, the Company’s net loss for the three and nine months ended September 30, 2006 includes $3.2 million and $12.7 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense ($1.6 million and $7.2 million for the three and nine months ended September 30, 2006, respectively) and research and development expense ($1.6 million and $5.5 million for the three and nine months ended September 30, 2006, respectively). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.
     The Company issues new shares upon the exercise of stock options and the issuance of stock bonus awards.
Share-Based Compensation Plans
     Since 1992, the Company has authorized a total of 13.7 million shares of common stock for issuance pursuant to its 1992 Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Plan, several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock, restricted stock units, and stock bonuses to officers, directors, employees, and consultants of the Company. Currently, all new grants of stock options are made from the 2003 Plan or through Employment Commencement Nonstatutory Stock Option Agreements. As of September 30, 2006, of the 13.7 million shares reserved for issuance under the Option Plans, 1.4 million of these shares were originally reserved for issuance pursuant to the terms of the Company’s 1992 Plan, 1996 Director Stock Option Plan and 2001 Plan and would currently be available for issuance but for the Company’s determination in 2003 not to make further grants under these plans; 5.6 million were issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards; 5.7 million were subject to outstanding options and restricted stock units; and 1.0 million remained available for future grant under the 2003 Plan. Share awards made under the 2003 Plan that are later cancelled due to forfeiture or expiration return to the pool available for future grants.
Vesting Provisions of Share-Based Compensation
     Stock options granted under the Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a three to four-year period. Stock bonuses granted under the Option Plans generally have vesting periods ranging from two to four years. Restricted stock units granted under the Option Plans have vesting periods of three years. The expense recognized under SFAS 123R is generally recognized ratably over the vesting period. However, certain retirement provisions in the Option Plans provide that employees who are age 55 or older and have five or more years of service with the Company will be entitled to accelerated vesting of all of the unvested share-based compensation awards upon retirement from the Company. In these cases, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Effective January 1, 2006, the maximum contractual term for all options granted from the 2003 Incentive Stock Plan was reduced to seven years.
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

Stock Options
     The exercise price of all options granted during the nine months ended September 30, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in net income for the first nine months of fiscal year 2005 in accordance with APB 25. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.55%	4.18%	4.56%	4.18%
Expected volatility of common stock	66.00%	34.00%	62.52%	34.00%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	4.2 years	5.8 years	4.3 years	5.8 years
     The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Except for options issued in the Offer, the computation of the expected option term is based on a weighted-average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. Per Staff Accounting Bulletin 107 (“SAB 107”), the Company used the simplified method to compute the expected option term for all options granted in the Offer. The simplified method was used because the contractual life of the amended or exchanged options varied from approximately three to seven years due to the terms of the Offer. The decrease in the expected option term from 2005 to 2006 is due to the decrease in the maximum term of the options granted after January 1, 2006 from ten years to seven years.
     Share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2006 based on historical experience. The effect of pre-vesting forfeitures for awards with monthly vesting terms has historically been negligible on the Company’s recorded expense. Pre-vesting forfeitures for awards with annual vesting terms were estimated at 10% in 2006 based on historical employee turnover experience. The effect of the restructuring has been excluded from the historical review of employee turnover because it was a one-time event and also included minimal pre-vesting forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair value of options granted during the nine months ended September 30, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $9.83 per option and $16.36 per option, respectively.
     A summary of the status of the Company’s stock option plans as of September 30, 2006 and of changes in options outstanding under the plans during the nine months ended September 30, 2006 is as follows (in thousands, except for weighted average exercise price and weighted average remaining contractual term data):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise Price	Contractual	Intrinsic
	Shares	per Share	Term (in years)	Value
Options outstanding at December 31, 2005	6,544	$38.32
Options granted/amended	1,581	$17.01
Options exercised	(544)	$27.87
Options forfeited or expired	(2,788)	$43.15

Options outstanding at September 30, 2006	4,793	$29.67	5.8	$2,135
Options vested and exercisable at September 30, 2006	3,415	$35.20	5.4	$2,126

     For the three and nine months ended September 30, 2006, share-based compensation expense related to stock options was $2.8 million and $12.0 million, respectively. As of September 30, 2006, there was approximately $11.6 million of unamortized compensation cost related to unvested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The total intrinsic value of stock option exercises during the nine months ended September 30, 2006, was $18.0 million. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $15.2 million and $7.2 million, respectively. For the three months ended September 30, 2006, the weighted average fair value of options exercised was $4.11.
     For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation (in thousands, except income (loss) per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$26,151	$1,717
Stock option expense	(6,156)	(16,628)

Pro forma net income (loss)	$19,995	$(14,911)

Income (loss) per share:
Basic — as reported	$0.71	$0.05

Diluted — as reported	$0.68	$0.05

Basic — proforma	$0.54	$(0.41)

Diluted — proforma	$0.52	$(0.41)

Restricted Stock Units
     Beginning in January 2006, certain employees are eligible to receive restricted stock units under the 2003 Plan. In accordance with SFAS 123R, the fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been estimated at 0% based on historical experience of stock bonus awards. Based upon the Company’s closing stock price as of September 30, 2006, there is approximately $9.0 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 2.8 years. The restricted stock units may, at the election of eligible employees, be subject to deterred delivery arrangements and recorded as other long-term liabilities in the consolidated balance sheet. For the three and nine months ended September 30, 2006, the adjustment to share-based compensation expense related to restricted stock units was $0.4 million and $0.6 million, respectively.
     A summary of the status of the Company’s restricted stock units as of September 30, 2006 and of changes in restricted stock units outstanding under the plan during the nine months ended September 30, 2006 is as follows (in thousands, except for weighted average grant date fair value per unit):

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Unit
Restricted stock units outstanding at December 31, 2005	—	$—
Restricted stock units granted	895	13.14

Restricted stock units outstanding at September 30, 2006	895	$13.14
Restricted stock units vested at September 30, 2006	9	$60.95
Stock Bonus Awards
     The Company granted approximately 39,000 shares of its common stock pursuant to stock bonus awards between 2003 and 2005 from the 2003 Plan. Based upon the Company’s closing stock price as of September 30, 2006, there was approximately $63,000 of unamortized compensation cost related to these stock bonus awards, representing approximately 5,800 shares of common stock, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.5 years. The common stock related to these awards has been placed into the Company’s deferred compensation plan and recorded as other long-term liabilities in the consolidated balance sheet. Once in the deferred compensation plan, the related liability and expense for these stock bonus awards is adjusted to reflect the market value of the Company’s stock for each reporting period.

Employee Stock Purchase Plan
     As of June 30, 2006, the Company had reserved 725,000 shares of common stock for issuance under the Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”). Effective January 1, 2006, the Purchase Plan was amended such that the purchase price of common stock would be at 85% of the fair market value per share of common stock on the date on which the shares are purchased. As of June 30, 2006, 640,000 shares had been issued pursuant to the Purchase Plan. Cash received from employee stock purchases under the Purchase Plan for the nine months ended September 30, 2006 and 2005 was $0.4 million and $1.0 million, respectively.
     The Purchase Plan had a six-month contribution period with purchase dates of June 30 and December 31 each year. The Company recognized approximately $77,000 in share-based compensation expense related to the purchase on June 30, 2006.
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
6. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. The Company carries as a long-lived asset on its balance sheet a prepaid royalty arising from its acquisition in February 2004 of Wyeth’s financial interest in indiplon. The Company’s current and historical operating and cash flow losses and the action letters from the FDA are indicators of impairment for the prepaid royalty. However, the Company believes the future cash flows to be realized from the prepaid royalty will exceed the asset’s carrying value. The Company intends to pursue approvals of indiplon for both sleep onset and maintenance and to seek a commercialization partner. Accordingly, the Company has not recognized any impairment losses through September 30, 2006. However, events both within and outside of the Company’s control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, the Company’s ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on the Company’s ability to recover the carrying value of this asset in the future.
7. INCOME (LOSS) PER COMMON SHARE
     The Company computes net income (loss) per share in accordance with SFAS 128, “Earnings Per Share.” Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the assumed exercise of stock options and warrants, are excluded from historical diluted income (loss) per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.4 million and 0.8 million for the three months and nine months ended September 30, 2006.

     Shares used in calculating basic and diluted earnings per share were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Shares used in calculating per share amounts – Basic (Weighted average common shares outstanding)	37,868	36,707	37,664	36,685
Net effect of dilutive common share equivalents	—	1,699	—	1,307

Shares used in calculating per share amounts – Diluted	37,868	38,406	37,664	37,992

Potentially dilutive shares excluded from basic and diluted income (loss) per share because of their anti-dilutive effect as a result of stock options/warrants which have exercise prices greater than the average market price of the common shares	400	1,722	800	2,377

8. COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) is calculated in accordance with SFAS 130, “Comprehensive Income.” SFAS 130 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive income (loss) consist of the net income (loss) and unrealized gains and losses on short-term investments. For the three months ended September 30, 2006 and 2005, comprehensive (loss) income was $(38.2) million and $26.0 million, respectively. For the nine months ended September 30, 2006 and 2005, comprehensive (loss) income was $(91.3) million and $1.3 million, respectively.
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
11. SEVERANCE COSTS
     During the third quarter of 2006, the Company eliminated its entire sales force and also reduced its research and development and general and administrative staff in San Diego by approximately 100 employees. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a one-time charge of approximately $9.5 million in the third quarter of 2006 related to this reduction in workforce, of which $2.8 million is included in research and development and $6.7 million is included in sales, general and administrative expense. The following table sets forth the activity in the severance reserves during the nine months ended September 30, 2006 (in thousands):

	Employee
	Separation Costs	Other Costs	Total
Balance at December 31, 2005	$—	$—	$—
Accrued and expensed	8,443	1,027	9,470
Cash payments	(7,996)	(472)	(8,468)
Non-cash expenses	—	(555)	(555)

Balance at September 30, 2006	$447	$—	$447

     During the third quarter of 2006, the Company completed the employee termination activities and no further expenses related to this reduction in workforce are anticipated. However, certain costs are based on estimates, such as participation in certain outplacement services. Pursuant to SFAS No. 146, the Company is required to re-assess estimates on a periodic basis. Accordingly, the Company may revise these estimates in future periods, which could result in additional adjustments. As of September 30, 2006, the Company does not believe that any future changes to these estimates would have a material impact on the Company’s financial position, results of operations or cash flows.

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
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, Parkinson’s disease, and other neurological and endocrine related diseases and disorders. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs. Our lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia. We submitted two New Drug Applications (NDAs) to the United States Food and Drug Administration (FDA) with respect to indiplon.
     On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter).
     The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analysis for the elderly population. We held an end-of-review meeting with FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis is ongoing. The FDA also requested, and we have completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. While the FDA has not requested any additional clinical studies for the indiplon capsules resubmission, we have elected to conduct an additional 3-month safety and efficacy study to supplement the reanalysis and provide additional support for the resubmission. The NDA for indiplon capsules is targeted to be resubmitted to the FDA during summer 2008.
     The FDA Not Approvable Letter requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15 mg. We held an end-of-review meeting with FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15 mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, we and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. On the basis of these discussions, we are formulating a strategy to pursue a sleep maintenance claim for indiplon. The evaluation of indiplon for sleep maintenance will include both indiplon capsules and tablets.
     The process of preparing and resubmitting the tablet NDA will require significant resources and is subject to unanticipated delays and cost. Upon resubmission of both NDAs, the FDA may still require additional data analysis or clinical trials, which would require substantial expenditures by us and could further delay the approval process.
     On June 22, 2006, we and Pfizer agreed to terminate our collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, we will reacquire all worldwide rights for indiplon capsules and tablets. We will receive reimbursement of certain indiplon expenses incurred or committed prior to the June 22, 2006 notice date as well as certain ongoing expenses until December 19, 2006, the effective date of termination. We will be responsible for any costs associated with additional data or clinical trials that may be required for resubmission of the indiplon NDAs.

     Pursuant to the collaboration agreement with Pfizer, our sales force ceased detailing Pfizer’s antidepressant Zoloft® to psychiatrists as of June 30, 2006, the date of expiration of Zoloft® patent exclusivity. Pfizer notified us that as of July 1, 2006, Pfizer will no longer reimburse or support our sales force.
     In July 2006 and August 2006, we announced a restructuring program to prioritize research and development efforts and implement cost containment measures. As a result, we terminated the entire sales force in July 2006 and reduced our research and development, and general and administrative staff in San Diego by approximately 100 employees in August 2006. In connection with the restructuring, we recorded a one-time charge of approximately $9.5 million in the third quarter of 2006, of which $2.8 million is included in research and development and $6.7 million is included sales, general and administrative. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to these reductions in force. Substantially all of these expenses were paid in cash during the third quarter of 2006. We expect these reductions to reduce expenses by approximately $50.0 million in 2007.
     On September 26, 2006, we completed a Tender Offer (“Offer”) to holders of outstanding options to purchase its common stock under the 2003 Plan, 1992 Incentive Stock Plan (the “1992 Plan”) and 2001 Stock Option Plan, as amended (the “2001 Plan”). The Offer was for holders of options under the 2003 Plan to cancel their options in exchange for a lesser number of new options (a two-for-one exchange ratio) to purchase shares of our common stock issued under the 2003 Plan and for holders of options under the 1992 Plan and 2001 Plan to cancel one-half of their options and amend their remaining options to purchase shares of our common stock. The Offer was open to eligible employees and active consultants who held options with an exercise price of $20.00 or higher per share as of September 25, 2006. Certain executives and members of the Board of Directors were not eligible to participate in the Offer. Approximately 2.0 million options were exchanged or amended resulting in approximately 1.0 million new or amended option grants and approximately 1.0 million cancelled option grants at completion of the Offer. New or amended options under the Offer vest annually over a period of three years and have a weighted average exercise price of $10.90. Share based compensation expense related to the offer totaled approximately $6.3 million and will be amortized over 3 years.

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
     In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows. While our current and historical operating and cash flow losses and the action letters from the FDA are indicators of impairment, we believe the future cash flows to be realized from our long-lived assets, i.e. prepaid royalty, will exceed the assets’ carrying value, and accordingly we have not recognized any impairment losses through September 30, 2006.
     During the second quarter of 2006, we received two letters from the FDA related to our NDA submissions for indiplon. These letters indicated that indiplon capsules were approvable and that indiplon tablets were not approvable. Additionally on June 22, 2006, we announced that we and Pfizer had agreed to terminate our collaboration and license agreements to develop and co-promote indiplon. These two events are indicators of impairment for our prepaid royalty, which is carried as a long-lived asset on our balance sheet. This prepaid royalty arose out of our acquisition, in February 2004, of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. In accordance with SFAS 144 we performed an analysis of the undiscounted cash flows related to this prepaid royalty. Based on our current expectations with respect to FDA approval, commercialization and our plan to partner indiplon, we have determined that the carrying value of this asset is fully recoverable, and we have not recognized any impairment charge to date. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, out ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future. In the event that either the tablet or capsule, or both formulations of indiplon or further delayed, are not eventually approved by the FDA or approved by the FDA and not successfully commercialized, an impairment charge would likely occur. We will continue to monitor this long-lived asset on a quarterly basis.
     We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under our 2003 Incentive Stock Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123R”), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for fiscal 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $3.2 million and $12.7 million, respectively.
     Stock option awards and restricted stock units generally vest over a three to four year period and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized under SFAS 123R, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.
     The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.
     At September 30, 2006, total unrecognized, estimated share-based compensation expense related to unvested stock options granted prior to that date was $11.6 million, which is expected to be recognized over a weighted average period of 2.8 years. As a result of the option repricing and Company restructuring in the third quarter of 2006, more stock options and restricted stock units were cancelled or forfeited than were granted during the first nine months of 2006. Net stock options and restricted stock units, after forfeitures and cancellations, granted during the nine months ended September 30, 2005 represented 3.2% of the outstanding shares as of the beginning of the year. For more information about our accounting for share-based compensation expense, see Note 3 to the Condensed Consolidated Financial Statements in Part I, Item 1.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
The following table summarizes our primary sources of revenue:

	Three Months
	Ended September 30,
	2006	2005
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$1,054	$64,731
GlaxoSmithKline	20	14

Total revenue	$1,074	$64,745

     Revenues were $1.1 million for the three months ended September 30, 2006 compared with $64.7 million for the same period last year. The decrease in revenues for the three months ended September 30, 2006 compared with the same period in 2005 results primarily from a decrease in revenues recognized under our former collaboration agreement with Pfizer, Inc (Pfizer). During the third quarter of 2006, we recognized $1.1 million of revenue under the Pfizer collaboration agreement, which is comprised of $0.4 million from Pfizer in the form of sponsored development funding and $0.7 million resulting from amortization of up-front license fees. During the third quarter of 2005, we recognized $64.7 million in revenue under the Pfizer collaboration agreement, of which $1.3 million came from sponsored development funding, $5.4 million from amortization of up-front license fees, a $50.0 million milestone related to the FDA’s accepting for review our NDA for indiplon tablets, and $8.0 million related to the sales force allowance.
     Research and development expenses decreased to $25.2 million for the third quarter of 2006 compared with $26.6 million for the respective period in 2005. The $1.4 million decrease in research and development expenses is primarily due to lower external development costs for our indiplon clinical program. Indiplon development costs decreased to $0.7 million in the third quarter of 2006 from $2.6 million in the third quarter of 2005. Additionally, as a result of the recent headcount reductions, laboratory costs have decreased by $1.6 million to $5.0 million in the third quarter of 2006 compared to $6.6 million in the same period last year. The decreases in development costs and laboratory costs were partially offset by an increase in personnel expense of $4.1 million, primarily due to our adoption of SFAS 123R in 2006 and severance costs which were $1.6 million and $2.8 million, respectively, in the third quarter of 2006.
     Sales, general and administrative expenses increased to $16.0 million for the third quarter of 2006 compared with $13.0 million during the same period last year. The $3.0 million increase in expenses from 2005 to 2006 resulted primarily from severance costs of $6.7 million. The severance costs are partially offset by savings from headcount reduction in personnel costs of approximately $2.4 million and other sales force related costs of approximately $0.9 million. Additionally, the adoption of SFAS 123R in 2006 resulted in additional expense of approximately $1.6 million.

     Net loss for the third quarter of 2006 was $39.1 million, or $1.03 loss per share, compared to net income of $26.2 million, or $0.71 net income per basic share, for the same period in 2005. The primary reason for the increase in net loss is the recognition of a $50.0 million milestone under the Pfizer collaboration agreement in 2005. Additionally, the adoption of SFAS 123R and restructuring costs resulted in expenses of $3.2 million and $9.5 million, respectively, in the third quarter of 2006.
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
The following table summarizes our primary sources of revenue:

	Nine Months
	Ended September 30,
	2006	2005
	(in thousands)
Revenues under collaboration agreements:
Pfizer	$28,747	$108,305
GlaxoSmithKline	1,047	1,473

Total revenues	$29,794	$109,778

     Revenues were $29.8 million for the nine months ended September 30, 2006 compared with $109.8 million for the respective period last year. The decrease in revenues during the first nine months of 2006, compared with the respective period in 2005, resulted primarily from the achievement of $70.0 million in milestones under our former collaboration agreement with Pfizer related to the FDA’s accepting for review our NDA’s for indiplon capsules and tablets in 2005. During the first nine months of 2006, we recognized $28.7 million in revenue from Pfizer, comprised of $6.4 million in the form of sponsored development funding, $5.8 million resulting from amortization of up-front license fees, and $16.5 million related to the sales force allowance for operating our sales force. During the first nine months of 2005, we recognized $108.3 million in revenue from Pfizer, comprised of $8.0 million in the form of sponsored development funding, $16.3 million resulting from amortization of up-front license fees, $70.0 million of milestones, and $14.0 million related to the sales force allowance received from Pfizer. Under our GSK collaboration agreement, we recognized a $1.0 million milestone during the first nine months of 2006 for progress related to the CRF program. During the first nine months of 2005, we recognized $1.5 million in revenue under the GSK collaboration agreement, which included a $1.0 million milestone for successful completion of the research portion of our collaboration agreement.
     Research and development expenses were $79.1 million for the first nine months of 2006 and $81.9 million for the respective period in 2005. This decrease in research and development expenses resulted from of a decrease in external development costs of $11.1 million. External development costs incurred related to indiplon for the first nine months of 2006 were $1.2 million compared to $11.7 million for the same period last year. This decrease in indiplon external development costs was offset by fluctuations in other external development programs. External development costs for our GnRH compound for endometriosis increased to $8.4 million in the first nine months of 2006 from $7.4 million in the same period last year and external development costs related to the SNRI program increased by $2.1 million in the first nine months of 2006. External development costs related to our terminated APL programs decreased to $2.8 million in the first nine months of 2006 from $6.5 million in the first nine months of 2005. The decrease in development expenses is offset by $5.5 million in expense related to the adoption of SFAS 123R and $2.8 million in severance costs in 2006.
     Sales, general and administrative expenses increased to $47.8 million for the nine months ended September 30, 2006 compared with $28.4 million during the same period last year. The $19.4 million increase in expenses from 2005 to 2006 resulted primarily from adoption of SFAS 123R and restructuring costs, which resulted in expense of approximately $7.2 million and $6.7 million, respectively, during the first nine months of 2006. Additionally, direct costs (excluding severance costs) related to our sales force increased to $16.7 million in the first nine months of 2006 compared to $12.1 million during the same period in 2005. This increase in sales force costs was offset by revenue recognized under our sales force allowance from Pfizer.
     Other income was $4.6 million for the first nine months of 2006 compared to $2.2 million during the first nine months of 2005. The increase resulted primarily from increased interest income due to higher rates of return on our investments.
     Net loss for the first nine months of 2006 was $92.5 million, or $2.46 loss per share, compared to net income of $1.7 million, or $0.05 net income per basic share, for the same period in 2005. The primary reason for the $94.2 million increase in net loss is the achievement of $70.0 million in milestones under our Pfizer collaboration during the first nine months of 2005. Additionally, the adoption of SFAS 123R and restructuring costs in the first nine months of 2006 resulted in additional expense of $12.7 million and $9.5 million, respectively.

     To date, our revenues have come from funded research and development, achievements of milestones under corporate collaborations, licensing of product candidates, and from the sales force allowance from Pfizer. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings of one period are not predictive of future periods. Collaborations accounted for 100% of our revenues for the nine months ended September 30, 2006 and 2005.
     We expect to incur a net loss of approximately $115.0 million during fiscal 2006, which includes approximately $9.5 million in expense related to our reduction in force during the third quarter of 2006 and various non-cash expenses such as those associated with our adoption of FAS 123R and depreciation. Additionally, we expect to incur operating losses for the foreseeable future because of the decrease in revenues we will experience as a result of the termination of the Pfizer collaboration agreement and because of the expenses we expect to incur for the clinical trials and other costs related to refiling of the indiplon NDAs as well as costs to progress other programs through our pipeline. Future profitability is dependent upon the approval of our NDAs for indiplon by the FDA and upon acceptance of indiplon by prescribers and consumers.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2006, our cash, cash equivalents, and short-term investments totaled $199.8 million compared with $273.1 million at December 31, 2005. The decrease in cash balances at September 30, 2006 resulted primarily from our net loss of $92.5 million offset by an increase in additional paid in capital of $15.6 million primarily from stock option exercises.
     Net cash used in operating activities during the first nine months of 2006 was $82.5 million compared with $7.9 million during the same period last year. This fluctuation resulted from our net loss of $92.5 million for the first nine months of 2006 compared to our net income of $1.7 million for the same period in 2005. The increase in our net loss during the first nine months of 2006 is primarily due to the decrease in revenue recognized under our former collaboration agreement with Pfizer, which decreased to $28.7 million from $108.3 million for the nine months ended September 30, 2006 and 2005, respectively.
     Net cash provided by investing activities during the first nine months of 2006 was $97.1 million compared to $19.2 million for the first nine months of 2005. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings to fund operations.
     Net cash provided by financing activities during the first nine months of 2006 was $11.2 million compared with $3.1 million for the respective period last year. This fluctuation resulted primarily from cash proceeds from the issuance of common stock pursuant to stock option exercises which increased by $7.4 million in the first nine months of 2006 compared to the same period last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
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

     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful; any products marketed will generate sufficient revenues to enable us to earn a profit.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 40 months. If a 10% change in interest rates were to have occurred on September 30, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following risk factors do not reflect any material changes to the Risk Factors set forth in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, except as follows:
•	We revised the first risk factor to reflect the fact that we held two end-of-review meetings with the United States Food and Drug Administration (FDA) related to indiplon capsules & tablets, and the impact on the indiplon development program;
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
     The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analysis for the elderly population. We held an end-of-review meeting with FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis is ongoing. The FDA also requested, and we have completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. While the FDA has not requested any additional clinical studies for the indiplon capsules resubmission, we have elected to conduct an additional 3-month safety and efficacy study to supplement the reanalysis and provide additional support for the resubmission. The NDA for indiplon capsules is targeted to be resubmitted to the FDA during summer 2008.
     The FDA Not Approvable Letter requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15 mg. We held an end-of-review meeting with FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15 mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, we and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. On the basis of these discussions, the Company is formulating a strategy to pursue a sleep maintenance claim for indiplon. The evaluation of indiplon for sleep maintenance will include both indiplon capsules and tablets.

     If we are unable to perform the required analyses or conduct the clinical trials or if these data analyses or clinical trials do not demonstrate the safety and efficacy of indiplon capsules or indiplon tablets, we may not be able to resubmit the NDA for either or both formulations. If we do obtain positive results from these data analyses and clinical trials, we would then refile the NDAs. The process of preparing and resubmitting the NDAs will require significant resources and could be time consuming and subject to unanticipated delays and cost. Upon resubmission, the FDA could again refuse to approve one or both NDAs, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and could further delay the approval process. Even if our indiplon NDAs are approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.
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
     We may require additional funding to continue our research and product development programs, including preclinical testing and clinical trials of our product candidates, for operating expenses and to pursue regulatory approvals for product candidates, such as indiplon. We also may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with interest income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.
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
     We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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
     We will seek another partner or partners, at an appropriate time, to assist us in the worldwide development and commercialization of indiplon or develop, commercialize, market and sell indiplon by ourselves. We face competition in our search for partners with whom we may collaborate. As a result, we may not be successful in finding another collaboration partner on favorable terms, or at all, and any failure to obtain a new partner on favorable terms could adversely affect indiplon development, commercialization and future sales, which would harm our business. Identifying a new partner and entering into a collaboration agreement with them or developing the necessary infrastructure to commercialize, market and sell indiplon ourselves could cause delays in obtaining regulatory approvals and commercialization of indiplon, which would negatively impact our business. If we choose to commercialize, market and sell indiplon ourselves, we will be required to substantially increase our internal sales, distribution and marketing capabilities. The development of the infrastructure necessary to commercialize, market and sell indiplon will require substantial resources and may divert the attention of our management and key personnel and negatively impact our other product development efforts. Moreover, we may not be able to hire a sales force that is sufficient in size or has adequate expertise.
     Pursuant to the collaboration agreement with Pfizer, our sales force ceased detailing Pfizer’s antidepressant Zoloft® to psychiatrists as of June 30, 2006, the date of expiration of Zoloft® patent exclusivity. Pfizer notified us that as of July 1, 2006, Pfizer will no longer reimburse or support our sales force. Consequently, we terminated the entire sales force in July 2006 and incurred expenses of approximately $5.9 million in the third quarter of 2006 related to salary continuation, outplacement services, and other costs related to eliminating the sales force. We cannot assure you that we will be able to successfully rebuild the sales force in a timely manner, or at all, should indiplon be approved by the FDA.
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

However, because the Federal government’s administrative process for formally classifying the product as a Schedule IV controlled substance was not yet complete, the competitor’s product launch was delayed several months. Indiplon, like the competitor’s product, and like all non-benzodiazepine hypnotics, is expected to be a Schedule IV controlled substance requiring classification by the DEA. There can be no assurance that we will receive DEA scheduling promptly. If we receive an “approval” letter for indiplon and are unable to commercialize indiplon promptly thereafter, our business and financial position may be materially adversely affected due to reduced revenue from product sales during the period that commercialization is delayed. In addition, the exclusivity period, or the time during which the FDA will prevent generic pharmaceuticals from introducing a generic copy of the product, begins to run upon receipt of the “approval” letter from the FDA and, therefore, to the extent we are unable to commercialize a product upon receipt of an “approval” letter, our long-term product sales and revenues could be adversely affected.
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
     For example, we announced in 2006 that the results of our Phase II clinical trial using our altered peptide ligand (APL) technology for diabetes did not meet its primary endpoint and demonstrate efficacy, although the product was safe and well tolerated. Based on these results, we discontinued the development of our APL-Diabetes program.
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
     For example, our September 30, 2006 balance sheet reflects $94.0 million of prepaid royalties related to our acquisition in February 2004 of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent.

This transaction has been recorded as a long-term asset and will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales. Given the FDA letters we received on our NDA submissions for indiplon and the subsequent cancellation of the collaboration agreement with Pfizer, we determined that indicators of impairment existed. We performed the undiscounted cash flow analysis and determined that the carrying value of the prepaid royalty was recoverable as of September 30, 2006. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, our ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future.
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
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment requires the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.
The price of our common stock is volatile.
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $8 per share to approximately $73 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, Parkinson’s Disease, and other neuro-endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (1)

3.5	Certificate of Amendment of Bylaws dated May 28, 2004 (3)

10.1	Amended and Restated Employment Agreement dated September 18, 2006 between the Company and Paul W. Hawran (4)

10.2	Employment Agreement dated September 18, 2006 between the Company and Timothy P. Coughlin (4)

10.3	Form of Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 19, 2006

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2006	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)