Form 10-Q
period 2007-03-31
NEUROCRINE BIOSCIENCES INC
filed 2007-05-07
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0525145 (IRS Employer Identification No.)

12790 EL CAMINO REAL, SAN DIEGO, CALIFORNIA (Address of principal executive office)	92130 (Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,987,965 as of April 30, 2007.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$78,457	$80,981
Short-term investments, available-for-sale	88,334	101,623
Receivables under collaborative agreements	274	7,191
Other current assets	3,248	3,863

Total current assets	170,313	193,658

Property and equipment, net	88,882	91,378
Restricted cash	5,250	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	5,270	5,391

Total assets	$363,715	$389,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,910	$15,627
Deferred revenues	36	—
Current portion of long-term debt	3,877	4,489

Total current liabilities	17,823	20,116

Long-term debt	48,526	49,152
Other liabilities	5,663	5,693

Total liabilities	72,012	74,961

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 37,919,511 as of March 31, 2007 and 37,905,988 as of December 31, 2006	38	38
Additional paid-in capital	724,412	721,930
Accumulated other comprehensive income	324	99
Accumulated deficit	(433,071)	(407,351)

Total stockholders’ equity	291,703	314,716

Total liabilities and stockholders’ equity	$363,715	$389,677

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Sponsored research and development	$86	$5,878
License fees and milestones	—	5,358
Sales force allowance	—	8,240
Grant revenue	18	—

Total revenues	104	19,476

Operating expenses:
Research and development	19,061	27,735
Sales, general and administrative	8,317	19,335

Total operating expenses	27,378	47,070

Loss from operations	(27,274)	(27,594)

Other income and (expenses):
Interest income and other income	2,424	2,662
Interest expense	(870)	(969)

Total other income	1,554	1,693

Net loss	$(25,720)	$(25,901)

Net loss per common share:
Basic and diluted	$(0.68)	$(0.69)

Shares used in the calculation of net loss per common share:
Basic and diluted	37,908	37,355

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(25,720)	$(25,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,561	2,666
Deferred revenues	36	(4,358)
Share-based compensation expense	2,409	6,788
Change in operating assets and liabilities:
Accounts receivable and other current assets	7,532	(3,991)
Other non-current assets	76	(529)
Sales force allowance prepayment	—	8,240
Accounts payable and accrued liabilities	(1,717)	(4,551)
Other non-current liabilities	(30)	1,286

Net cash used in operating activities	(14,853)	(20,350)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(38,996)	(61,021)
Sales/maturities of short-term investments	52,555	121,183
Purchases of property and equipment	(65)	(722)

Net cash provided by investing activities	13,494	59,440

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	73	13,910
Principal payments on long-term obligations	(1,238)	(1,454)

Net cash (used in) provided by financing activities	(1,165)	12,456

Net (decrease) increase in cash and cash equivalents	(2,524)	51,546

Cash and cash equivalents at beginning of the period	80,981	49,948

Cash and cash equivalents at end of the period	$78,457	$101,494

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the audited financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes and other neurological and endocrine related diseases and disorders. The Company currently has nine programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaboration with one of its programs. The Company’s lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia.
     On May 15, 2006, the Company received two complete responses from the Food and Drug Administration (FDA) regarding the indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter).
     The FDA Approvable Letter requested that Neurocrine reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. The Company held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been completed. The FDA also requested, and the Company has completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. The NDA for indiplon capsules is targeted to be resubmitted to the FDA by the end of the second quarter of 2007.
     The FDA Not Approvable Letter requested that Neurocrine reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15 mg tablet in view of the fact that the majority of the indiplon tablet studies were conducted with doses higher than 15 mg. Neurocrine held an end-of-review meeting with the FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15 mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, Neurocrine and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. On the basis of these discussions, the Company is formulating a strategy to pursue a sleep maintenance claim for indiplon. The evaluation of indiplon for sleep maintenance is ongoing and includes both indiplon capsules and tablets.
     On June 22, 2006, Pfizer and the Company agreed to terminate their collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, Neurocrine reacquired all worldwide rights for indiplon capsules and tablets and is responsible for any costs associated with development, registration, marketing and commercialization of indiplon.
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated results of operations and financial condition.
     During the first quarter of 2007, the Company adopted the following accounting standard, which did not have a material effect on its consolidated results of operations or financial condition:
•	FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. See note 12.
4. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended March 31, 2007 and 2006 includes $2.4 million and $6.8 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense ($1.3 million and $4.7 million for the three months ended March 31, 2007 and 2006, respectively) and research and development expense ($1.1 million and $2.1 million for the three months ended March 31, 2007 and 2006, respectively). Cash received from stock option exercises for the three months ended March 31, 2007 and 2006 was $73,000 and $13.9 million, respectively.
Stock Option Assumptions
     The exercise price of all options granted during the three month periods ended March 31, 2007 and 2006 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.79%	4.31%
Expected volatility of common stock	65.76%	32.16%
Dividend yield	0.0%	0.0%
Expected option term	4.75 years	4.75 years
5. USE OF ESTIMATES
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
6. SHORT-TERM INVESTMENTS AVAILABLE FOR SALE
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
7. IMPAIRMENT OF LONG-LIVED ASSETS
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
     The Company carries as a long-lived asset on its balance sheet a prepaid royalty arising from its acquisition in February 2004 of Wyeth’s financial interest in indiplon. The Company’s current and historical operating and cash flow losses and the action letters on indiplon from the FDA are indicators of impairment for the prepaid royalty. However, the Company believes the future cash flows to be realized from the prepaid royalty will exceed the asset’s carrying value. The Company intends to pursue approvals of indiplon for both sleep onset and maintenance and to seek a commercialization partner. Accordingly, the Company has not recognized any impairment losses through March 31, 2007. However, events both within and outside of the Company’s control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, the Company’s ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on the Company’s ability to recover the carrying value of this asset in the future.
8. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.6 million and 2.5 million for the three months ended March 31, 2007 and 2006, respectively.
9. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended March 31, 2007 and 2006, comprehensive loss was $25.5 million and $25.6 million, respectively.
10. REVENUE RECOGNITION
     Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, sales force allowance and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement. Revenue related to the sales force allowance is recognized based on the related costs incurred to operate the sales force.
11. RESEARCH AND DEVELOPMENT
     Research and development (R&D) expenses are recognized as incurred and include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of certain other costs. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
12. INCOME TAXES
     On July 13, 2006, the FASB issued FIN 48. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
     The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at March 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the first quarter of 2007.
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

     The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $210.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryfowards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes and other neurological and endocrine related diseases and disorders. We currently have nine programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for one of our progams. Our lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia.
     On May 15, 2006, we received two complete responses from the Food and Drug Administration (FDA) regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter).
     The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been completed. The FDA also requested, and we have completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. The NDA for indiplon capsules is targeted to be resubmitted to the FDA by the end of the second quarter of 2007.
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
     Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, sales force allowance and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.
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
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the first quarter of fiscal 2007 and fiscal 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $2.4 million and $6.8 million, respectively.
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
RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
     Revenues were $0.1 million for the first quarter of 2007 compared with $19.5 million for the respective period last year. The decrease in revenues for the three months ended March 31, 2007, compared with the respective period in 2006, is primarily from revenues recognized in 2006 under the terminated collaboration agreement with Pfizer, Inc. (Pfizer). During the first quarter of 2006, we recognized $18.5 million in revenue from Pfizer, $5.9 million in the form of sponsored development funding, $4.4 million resulting from amortization of up-front license fees, and $8.2 million related to the sales allowance we received from Pfizer for our sales force. During the first quarter of 2006, we also recognized $1.0 million in revenue under our collaboration agreement with GlaxoSmith Kline for a milestone related to clinical advancements. We recognized $18,047 in revenue related to our Michael J. Fox Foundation grant during the first quarter of 2007.
     Research and development expenses decreased to $19.1 million for the first quarter of 2007 compared with $27.7 million for the respective period in 2006. This decrease in research and development expenses is primarily due to cost savings related to our restructuring in 2006 and lower external development costs. The decrease in staff levels reduced personnel costs by $4.2 million, from $12.7 million in the first quarter of 2006 compared to $8.5 million in the first quarter of 2007. Additionally, laboratory costs decreased by $1.2 million in the first quarter of 2007 compared to the same period in 2006. External development costs decreased by $2.3 million to $5.0 million in the first quarter of 2007 compared to $7.3 million in the same period last year. External development expense for our indiplon clinical program increased by $0.8 million from $0.2 million in the first quarter of 2006 to $1.0 million in the first quarter of 2007, due to efforts expended in addressing the FDA action letters. External development spending on our GnRH program increased from $2.7 million in the first quarter of 2006 to $3.5 million in the first quarter of 2007. The increases in our indiplon and GnRH external development costs were offset by decreased costs in other external development programs. External development spending on our Urocortin 2 program decreased by $1.7 million in the first quarter of 2007 compared to the same period last year. Additionally, we incurred external development costs of $2.0 million in the first quarter of 2006 related to the subsequently cancelled APL and H1 programs. We currently have nine programs in various stages of research and development, including six programs in clinical development.
     Sales, general and administrative expenses decreased to $8.3 million for the first quarter of 2007 compared with $19.3 million during the same period last year. The $11.0 million decrease in expenses from 2006 to 2007 is primarily the result of cost savings related to the staff reductions in 2006.
     Other income decreased from $1.7 million during the first quarter of 2006 to $1.6 million for the first quarter of 2007. The decrease resulted primarily from lower average cash and investment balances as a result of operating losses, offset by higher investment returns.
     Net loss for the first quarter of 2007 was $25.7 million, or $0.68 per share, compared to $25.9 million, or $0.69 per share, for the same period in 2006. Revenues have significantly decreased primarily as a result of the cancellation of our collaboration agreement with Pfizer. Corresponding expenses have also decreased, primarily due to our severance program implemented in the third quarter of 2006.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the quarters ended March 31, 2007 and 2006.
     We expect to incur operating losses for the foreseeable future because of the decrease in revenues related to the termination of the Pfizer collaboration agreement and because of the expenses we expect to incur related to indiplon as well as costs to progress other programs through our pipeline. Future profitability is dependent upon the approval of our NDAs for indiplon by the FDA and upon acceptance of indiplon by prescribers and consumers.
LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2007, our cash, cash equivalents, and short-term investments totaled $166.8 million compared with $182.6 million at December 31, 2006. The decrease in cash balances at March 31, 2007 resulted primarily from our net loss of $25.7 million, offset by reduction in accounts receivable of $7.0 million.
     Net cash used in operating activities during the first quarter of 2007 was $14.9 million compared with $20.4 million during the same period last year. This fluctuation resulted primarily from the reduction in accounts receivable of $7.0 million, offset by lower non-cash share-based compensation expense.
     Net cash provided by investing activities during the first quarter of 2007 was $13.5 million compared to $59.4 million for the first quarter of 2006. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. In addition, purchases of property and equipment decreased from $0.7 million the first quarter of 2006 to $0.1 million in the first quarter of 2007. Capital equipment purchases for the full year 2007 are expected to be approximately $2.0 million.
     Net cash used in financing activities during the first quarter of 2007 was $1.2 million compared with net cash provided by financing activities of $12.5 million for the respective period last year. This fluctuation resulted primarily from cash proceeds from the issuance of common stock upon exercise of options which decreased by $13.8 million in the first quarter of 2007 compared to the same quarter last year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on March 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.
     Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “proforma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading in Part II titled “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.
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

PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than the revision to the fourth risk factor under Risks Related to Our Industry to eliminate the reference to a U.S. patent application controlled by another company and our opposition to the corresponding patent in Europe due to our execution of a worldwide license agreement with the other company. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
     The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been completed. The FDA also requested, and we have completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. The NDA for indiplon capsules is targeted to be resubmitted to the FDA by the end of the second quarter of 2007.
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
     If we are unable to conduct the clinical trials to support a sleep maintenance claim for indiplon or if these clinical trials do not demonstrate the safety and efficacy of indiplon for sleep maintenance, we may not be able to resubmit the NDA for this indication. If we do obtain positive results from these clinical trials, we would then refile the NDA for indiplon for sleep maintenance.
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
     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our revenues are unpredictable and may fluctuate, among other reasons, due to our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. High portions of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect operating results in a quarter. Because of these factors, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.
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
     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical, Inc. In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program, Urocortin 2 which we license from Research Development Foundation, and the Adenosine2A receptor antagonist we license from Almirall Prodesfarma, S.A. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our GnRH program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
     For example, our March 31, 2007 balance sheet reflects $94.0 million of prepaid royalties related to our acquisition in February 2004 of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent.
     This transaction has been recorded as a long-term asset and will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales. Given the FDA letters we received on our NDA submissions for indiplon and the subsequent cancellation of the collaboration agreement with Pfizer, we determined that indicators of potential impairment existed. We performed the undiscounted cash flow analysis and determined that the carrying value of the prepaid royalty was recoverable as of March 31, 2007. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, our ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future.
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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $8 per share to approximately $65 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
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

Dated: May 4, 2007	/s/ Timothy P. Coughlin Timothy P. Coughlin
Vice President and
Chief Financial Officer
(Duly authorized officer and
Principal Financial Officer)