Form 10-Q
period 2007-06-30
NEUROCRINE BIOSCIENCES INC
filed 2007-08-03
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0525145
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12790 EL CAMINO REAL, SAN DIEGO, CALIFORNIA	92130
(Address of principal executive office)	(Zip Code)
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, 37,989,852 as of July 27, 2007.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PAGE
PART I. FINANCIAL INFORMATION	3
ITEM 1: Financial Statements	3
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006	5
Notes to the Condensed Consolidated Financial Statements	6
ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4: Controls and Procedures	16
PART II. OTHER INFORMATION	17
ITEM 1: Legal Proceedings	17
ITEM 1A: Risk Factors	17
ITEM 4: Submission of Matters to a Vote of Security Holders	29
ITEM 5: Other Information	29
ITEM 6: Exhibits	29
Signatures	31
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,485	$80,981
Short-term investments, available-for-sale	95,812	101,623
Receivables under collaborative agreements	35	7,191
Other current assets	3,263	3,863

Total current assets	150,595	193,658

Property and equipment, net	86,524	91,378
Restricted cash	5,250	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	5,495	5,391

Total assets	$341,864	$389,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,663	$15,627
Deferred revenues	9	—
Current portion of long-term debt	3,271	4,489

Total current liabilities	18,943	20,116

Long-term debt	47,933	49,152
Other liabilities	5,939	5,693

Total liabilities	72,815	74,961

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 37,989,852 as of June 30, 2007 and 37,905,988 as of December 31, 2006	38	38
Additional paid-in capital	727,812	721,930
Accumulated other comprehensive income	634	99
Accumulated deficit	(459,435)	(407,351)

Total stockholders’ equity	269,049	314,716

Total liabilities and stockholders’ equity	$341,864	$389,677

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Sponsored research and development	$21	$277	$107	$6,155
License fees and milestones	—	727	—	6,085
Sales force allowance	—	8,240	—	16,480
Grant revenue	27	—	45	—
	-		-
Total revenues	48	9,244	152	28,720

Operating expenses:
Research and development	18,789	26,112	37,850	53,847
Sales, general and administrative	8,807	12,396	17,124	31,731

Total operating expenses	27,596	38,508	54,974	85,578

Loss from operations	(27,548)	(29,264)	(54,822)	(56,858)

Other income and (expense):
Interest income and other income	2,032	2,758	4,456	5,420
Interest expense	(848)	(943)	(1,718)	(1,912)

Total other income, net	1,184	1,815	2,738	3,508

Net loss	$(26,364)	$(27,449)	$(52,084)	$(53,350)

Net loss per common share:
Basic and diluted	$(0.69)	$(0.73)	$(1.37)	$(1.42)

Shares used in the calculation of net loss per common share:
Basic and diluted	37,969	37,764	37,938	37,560

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(52,084)	$(53,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,027	5,356
Deferred revenues	9	(5,084)
Loan forgiveness on notes receivable from stockholder	—	50
Share-based compensation expense	5,203	9,478
Change in operating assets and liabilities:
Accounts receivable and other current assets	7,756	(66)
Other non-current assets	94	(713)
Accounts payable and accrued liabilities	36	(4,109)
Other non-current liabilities	352	(355)

Net cash used in operating activities	(33,607)	(48,793)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(48,647)	(62,838)
Sales/maturities of short-term investments	54,795	137,947
Purchases of property and equipment	(173)	(2,742)

Net cash provided by investing activities	5,975	72,367
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	573	15,599
Principal payments on debt	(2,437)	(2,953)

Net cash (used in) provided by financing activities	(1,864)	12,646

Net (decrease) increase in cash and cash equivalents	(29,496)	36,220
Cash and cash equivalents at beginning of the period	80,981	49,948

Cash and cash equivalents at end of the period	$51,485	$86,168

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2006 and the three months ended March 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, respectively, filed with the SEC.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes and other neurological and endocrine-related diseases and disorders. The Company currently has ten programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in a collaboration for one of its programs. The Company’s lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia.
     On May 15, 2006, the Company received two complete responses from the Food and Drug Administration (FDA) regarding the indiplon capsule and tablet New Drug Applications (NDAs). These responses indicated that indiplon 5 mg and 10 mg capsules were approvable (FDA Approvable Letter) and that the 15 mg tablets were not approvable (FDA Not Approvable Letter).
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
     The FDA Approvable Letter requested that Neurocrine reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. The Company held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been completed. The FDA also requested, and the Company has completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. On June 12, 2007, the Company resubmitted its NDA for indiplon 5 mg and 10 mg capsules. The Company is currently awaiting a formal response from the FDA regarding the acceptance of this resubmission.

     On June 22, 2006, Pfizer Inc. and the Company agreed to terminate their collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, Neurocrine reacquired all worldwide rights for indiplon capsules and tablets and is responsible for any costs associated with development, registration, marketing and commercialization of indiplon.
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     During the first six months of 2007, the Company adopted the following accounting standard, which did not have a material effect on its consolidated results of operations or financial condition:
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. See note 12.
4. SHARE-BASED COMPENSATION
     The Company’s net loss for the three and six months ended June 30, 2007 and 2006 includes $2.8 million and $2.7 million and $5.2 million and $9.5 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales, general and administrative	$1.5	$0.8	$2.8	$5.6
Research and development	1.3	1.8	2.4	3.9
     Cash received from stock option exercises for the six months ended June 30, 2007 and 2006 was $0.6 million and $15.1 million, respectively. The Company issued approximately 76,000 shares of common stock related to stock option exercises during the six months ended June 30, 2007.
Stock Option Assumptions
     The exercise price of all options granted during the six months ended June 30, 2007 and 2006 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Risk-free interest rate		4.97%		5.1%		4.82%		4.59%
Expected volatility of common stock		62.91%		64.51%		65.36%		43.64%
Dividend yield		0.0%		0.0%		0.0%		0.0%
Expected option term	4.75	years	4.75	years	4.75	years	4.75	years
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
     The Company carries as a long-lived asset on its balance sheet, a prepaid royalty arising from its acquisition in February 2004 of Wyeth’s financial interest in indiplon. The Company’s current and historical operating and cash flow losses and the action letters on indiplon from the FDA are indicators of impairment for the prepaid royalty. However, the Company believes the future cash flows to be realized from the prepaid royalty will exceed the asset’s carrying value. The Company intends to pursue approvals of indiplon for both sleep onset and maintenance and to seek a commercialization partner. Accordingly, the Company has not recognized any impairment losses through June 30, 2007. However, events both within and outside of the Company’s control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, the Company’s ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on the Company’s ability to recover the carrying value of this asset in the future.
8. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.8 million and 0.8 million for the three months ended June 30, 2007 and 2006, respectively and 1.6 million and 1.5 million for the six months ended June 30, 2007 and 2006, respectively.
9. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended June 30, 2007 and 2006, comprehensive loss was $26.1 million and $27.6 million, respectively. For the six months ended June 30, 2007 and 2006, comprehensive loss was $51.5 million and $53.2 million, respectively.
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
11. RESEARCH AND DEVELOPMENT
     Research and development (R&D) expenses are recognized as incurred and include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of certain other costs. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method because it provides reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at June 30, 2007, and has not recognized interest and/or penalties in the statement of operations for the first six months of 2007.
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.
     The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $210.6 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryforwards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

13. LITIGATION
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. The complaint alleges, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On June 26, 2007, a second purported class action lawsuit with similar allegations was filed in the same court (Gopal Batra, Ph.D. v. Neurocrine Biosciences, Inc.).
     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on behalf of the Company against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing the Company to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit.
     The Company intends to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact on the Company’s future financial results, if any, is not subject to reasonable estimate as of June 30, 2007.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the three months ended March 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, respectively.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes and other neurological and endocrine-related diseases and disorders. We currently have ten programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for one of our programs. Our lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia.
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
     The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting, the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been completed. The FDA also requested, and we have completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. On June 12, 2007, we resubmitted our NDA for indiplon 5 mg and 10 mg capsules. We are currently awaiting a formal response from the FDA regarding the acceptance of this resubmission.
     On June 22, 2006, we and Pfizer Inc. (Pfizer) agreed to terminate our collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, we reacquired all worldwide rights for indiplon capsules and tablets and are responsible for any costs associated with the development, registration, marketing and commercialization of indiplon.
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
     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D and clinical trials at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method to form reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D costs, however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

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
     During the second quarter of 2006, we received two letters from the FDA related to our NDA submissions for indiplon. These letters indicated that indiplon capsules were approvable and that indiplon tablets were not approvable. Additionally, on June 22, 2006, we announced that we and Pfizer had agreed to terminate our collaboration and license agreements to develop and co-promote indiplon. These two events are indicators of potential impairment for our prepaid royalty, which is carried as a long-lived asset on our balance sheet. This prepaid royalty arose out of our acquisition, in February 2004, of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. In accordance with SFAS 144 we performed an analysis of the undiscounted cash flows related to this prepaid royalty. Based on our current expectations with respect to FDA approval, commercialization and our plan to partner indiplon, we have determined that the carrying value of this asset is fully recoverable, and we have not recognized any impairment charge to date. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, our ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future. In the event that either the tablet or capsule or both formulations of indiplon are further delayed, are not eventually approved by the FDA or are approved by the FDA but not successfully commercialized, an impairment charge would likely occur. We will continue to monitor this long-lived asset on a quarterly basis.
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the first six months of 2007 and 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2007 and 2006 was $2.8 million and $2.7 million, respectively. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2007 and 2006 was $5.2 million and $9.5 million, respectively.
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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
     Revenues were approximately $0.1 million for the three months ended June 30, 2007 compared with $9.2 million for the same period last year. The decrease in revenues for the three months ended June 30, 2007, compared with the same period in 2006, is primarily from revenues recognized in 2006 under the terminated collaboration agreement with Pfizer. During the second quarter of 2006, we recognized $9.2 million of revenue under the Pfizer collaboration agreement, comprised of $0.3 million in the form of sponsored development funding, $0.7 million resulting from amortization of up-front license fees, and $8.2 million related to the sales force allowance for operating our sales force.
     Research and development expenses decreased to $18.8 million for the second quarter of 2007 compared with $26.1 million for the respective period in 2006. The $7.3 million decrease in research and development expenses is primarily due to cost savings related to our restructuring in 2006 and lower external development costs. The decrease in research and development staff levels reduced personnel costs by $2.7 million, from $10.9 million in the second quarter of 2006 to $8.2 million in the second quarter of 2007. External development costs decreased to $4.4 million in the second quarter of 2007 compared to $7.9 million in the same period last year. We started a new valnoctamide stereoisomers development program during 2007, which resulted in $0.8 million in external development costs during the second quarter of 2007. External development costs related to our Urocortin 2 and sNRI programs decreased by $0.6 million and $0.7 million, respectively, in the second quarter of 2007 compared to the same period in 2006. We also incurred external development costs of $3.1 million in the second quarter of 2006 related to the subsequently cancelled APL and H1 programs. We currently have ten programs in various stages of research and development, including six programs in clinical development. Additionally, laboratory costs decreased by $1.8 million in the second quarter of 2007 compared to the same period in 2006, primarily due to lower headcount. We also recognized $0.9 million in expense during the quarter related to our in-license of valnoctamide from Yissum Research Development Company of the Hebrew University of Jerusalem.
     Sales, general and administrative expenses decreased to $8.8 million for the second quarter of 2007 compared with $12.4 million during the same period last year. The $3.6 million decrease in expenses from 2006 to 2007 is primarily the result of cost savings related to the staff reductions in the third quarter of 2006.
     Other income decreased to $1.2 million for the second quarter of 2007 from $1.8 million for the second quarter of 2006. The decrease resulted primarily from lower average cash and investment balances as a result of operating losses, offset partially by higher investment returns during the second quarter of 2007.
     Net loss for the second quarter of 2007 was $26.4 million, or $(0.69) per share, compared to $27.4 million, or $(0.73) per share, for the same period in 2006. Revenues during the second quarter of 2007 decreased significantly compared to the same period in 2006 primarily due to the cancellation of our collaboration agreement with Pfizer in 2006. The decrease in revenues during the second quarter of 2007 was mitigated by cost savings from our severance program and other cost saving activities implemented during the third quarter of 2006.
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
     Revenues were $0.2 million for the six months ended June 30, 2007 compared with $28.7 million for the respective period last year. The decrease in revenues during the first six months of 2007, compared with the respective period in 2006, is primarily from revenues recognized in 2006 under the terminated collaboration agreement with Pfizer. During the first half of 2006, we recognized $27.7 million in revenue from Pfizer, comprised of $6.1 million in the form of sponsored development funding, $5.1 million resulting from amortization of up-front license fees, and $16.5 million related to the sales force allowance for operating our sales force. Additionally, under our collaboration agreement with GlaxoSmithKline, we recognized $1.0 million in revenue during the first six months of 2006 for successfully enrolling the first patient in a Phase II clinical trial for our CRF program.
     Research and development expenses decreased to $37.9 million for the first half of 2007 compared with $53.8 million for the respective period in 2006. This decrease in research and development expenses is primarily due to cost savings related to our restructuring in the third quarter of 2006 and lower external development costs. The decrease in research and development staff levels reduced personnel costs by $6.9 million, from $23.6 million in the first half of 2006 to $16.7 million during the same period in 2007. External development costs decreased by $5.8 million to $9.4 million in the first half of 2007 compared to $15.2 million in the same period in 2006. Due to efforts expended in addressing the FDA action letters and resubmitting our NDA for capsules, external development costs for our indiplon clinical program increased to $1.8 million in the first half of 2007 compared to $0.4 million during the same period in 2006. We started a new valnoctamide stereoisomers development program during 2007, which resulted in $1.0 million in external development costs during the first half of 2007. External development costs related to our Urocortin 2 and sNRI programs decreased by $2.3 million and $1.0 million, respectively, in the first half of 2007 compared to the same period in 2006. External development costs related to our subsequently cancelled APL and H1 programs included expenses of $5.1 million during the first half of 2006. Additionally, laboratory costs decreased by $3.0 million in the first half of 2007 compared to the same period in 2006, primarily due to the staff reductions mentioned above.
     Sales, general and administrative expenses decreased to $17.1 million for the six months ended June 30, 2007 compared with $31.7 million during the same period last year. The $14.6 million decrease in expenses from 2006 to 2007 resulted primarily from cost savings related to the staff reductions in the third quarter of 2006.
     Other income decreased to $2.7 million for the first half of 2007 from $3.5 million during the first half of 2006. The decrease resulted primarily from lower average cash and investment balances as a result of operating losses, offset partially by higher investment returns.
     Net loss for the first half of 2007 was $52.1 million, or $(1.37) per share, compared to $53.4 million, or $(1.42) per share, for the same period in 2006. Revenues during the first half of 2007 have decreased significantly compared to the same period in 2006 primarily due to the cancellation of our collaboration agreement with Pfizer in 2006. Cost savings from our severance program during the third quarter of 2006 and other cost saving activities have offset the loss of revenue under our former Pfizer collaboration during 2007.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the six months ended June 30, 2007 and 2006.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to indiplon as well as costs to progress other programs through our pipeline. Future profitability is dependent upon the approval of our NDAs for indiplon by the FDA and upon acceptance of indiplon by prescribers and consumers.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2007, our cash, cash equivalents, and short-term investments totaled $147.3 million compared with $182.6 million at December 31, 2006. The decrease in cash balances at June 30, 2007 resulted primarily from our net loss of $52.1 million, offset by reduction in accounts receivable of $7.2 million.
     Net cash used in operating activities during the first half of 2007 was $33.6 million compared with $48.8 million during the same period last year. The decrease in operating cash used during 2007 is primarily due to our restructuring during the third quarter of 2006, which decreased our personnel costs by $18.7 million during the first half of 2007 compared to the same period in 2006. Additionally, our accounts receivable decreased by $7.2 million.
     Net cash provided by investing activities during the first half of 2007 was $6.0 million compared to $72.4 million for the first half of 2006. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. In addition, purchases of property and equipment decreased from $2.7 million during the first half of 2006 to $0.2 million during the same period in 2007. Capital equipment purchases for the full year 2007 are expected to be approximately $1.0 million.
     Net cash used in financing activities during the first half of 2007 was $1.9 million compared to net cash provided by financing activities of $12.6 million for the respective period last year. This fluctuation resulted primarily from cash proceeds from the issuance of common stock upon exercise of options which totaled $15.1 million for the first half of 2006 compared to $0.6 million during the same period this year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

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
     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, as well as costs associated with litigation matters, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all, and any additional equity financings will be dilutive to our stockholders. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful, any products marketed will generate sufficient revenues to enable us to earn a profit.
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on June 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow a timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. The complaint alleges, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On June 26, 2007, a second purported class action lawsuit with similar allegations was filed in the same court (Gopal Batra, Ph.D. v. Neurocrine Biosciences, Inc.).
     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit.
     We intend to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on our future financial results is not subject to reasonable estimate as of June 30, 2007.
ITEM 1A. RISK FACTORS
     The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
Risks Related to Our Company
(*) Our near-term success is dependent on the success of our lead product candidate, indiplon, and we may not receive regulatory approvals for it or our other product candidates or approvals may be delayed.
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
     The FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5 mg and 10 mg capsules for sleep initiation and middle of the night dosing. The FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis has been completed. The FDA also requested, and we have completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types. On June 12, 2007, we resubmitted our NDA for indiplon 5 mg and 10 mg capsules. We are currently awaiting a formal response from the FDA regarding the acceptance of this resubmission.
     The process of preparing and resubmitting the NDA for indiplon tablets will require significant resources and could be time consuming and subject to unanticipated delays and cost. The FDA could again refuse to approve one or both NDAs, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and could further delay the approval process. Even if our indiplon NDAs are approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.
     If we are unable to refile our NDA for indiplon tablets, or the FDA refuses to accept or approve the resubmitted capsule or tablet NDAs for any reason, or we experience a significant delay in approval and subsequent commercialization of indiplon, our business and reputation would be harmed and our stock price would decline.
(*) If we cannot raise additional funding, we may be unable to complete development of our product candidates.
     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, as well as costs associated with litigation matters, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. We believe that our existing capital resources, together with interest income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.
     Our future capital requirements will depend on many factors, including:
•	continued scientific progress in our research and development programs;

•	the magnitude of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	the costs associated with litigation matters;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.
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
(*) Because of the termination of our collaboration with Pfizer to develop and co-promote indiplon, we must identify a new partner and enter into a collaboration agreement with them or develop, commercialize, market and sell indiplon by ourselves.
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
     As a result of termination of this collaboration, we reacquired all worldwide rights for indiplon capsules and tablets. We received reimbursement of certain indiplon expenses incurred or committed prior to the June 22, 2006 notice date as well as certain ongoing expenses through December 19, 2006, the effective date of termination. We are responsible for any costs associated with additional data or clinical trials that may be required related to the indiplon NDAs.
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
     Pursuant to the collaboration agreement with Pfizer, our sales force ceased detailing Pfizer’s antidepressant Zoloft® to psychiatrists as of June 30, 2006, the date of expiration of Zoloft® patent exclusivity. Pfizer notified us that as of July 1, 2006, Pfizer will no longer reimburse or support our sales force. Consequently, we terminated the entire sales force in July 2006 and incurred expenses of approximately $6.0 million in the third quarter of 2006 related to salary continuation, outplacement services, and other costs related to eliminating the sales force. We cannot assure you that we will be able to successfully rebuild the sales force in a timely manner, or at all, should indiplon be approved by the FDA.

(*) Our pending securities class action litigation could divert management’s attention and harm our business.
     The market price of our common stock declined significantly following our May 16, 2006 announcement of the FDA’s action letters with respect to indiplon. In June 2007, two class action lawsuits were filed alleging, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. Also in June 2007, a shareholder derivative lawsuit was filed alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties by directing us to make allegedly false statements about such matters. We cannot currently predict the outcome of this litigation, which may be expensive and divert our management’s attention and resources from operating the business. Additionally, we may not be successful in having such litigation dismissed or settled within the limits of our insurance.
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
     Since our inception, we have incurred significant net losses, including net losses of $107.2 million and $22.2 million for the years ended December 31, 2006 and 2005, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $407.4 million and $300.1 million as of December 31, 2006 and 2005, respectively. We do not expect to be profitable for the year ended December 31, 2007. Additionally, we will be responsible for any costs associated with additional data or clinical trials that may be required related to the indiplon NDAs.
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
(*) We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, we could lose our rights to those technologies and drug candidates.
     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical, Inc. In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program, Urocortin 2 which we license from Research Development Foundation, the Adenosine2A receptor antagonist we license from Almirall Prodesfarma, S.A., and valnoctamide and stereoisomers that we license from Yissum Research Development Company of the Hebrew University of Jerusalem. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our GnRH program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
     For example, our June 30, 2007 balance sheet reflects $94.0 million of prepaid royalties related to our acquisition in February 2004 of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent.
     This transaction has been recorded as a long-term asset and will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales. Given the FDA letters we received on our NDA submissions for indiplon and the subsequent cancellation of the collaboration agreement with Pfizer, we determined that indicators of potential impairment existed. We performed the undiscounted cash flow analysis and determined that the carrying value of the prepaid royalty was recoverable as of June 30, 2007. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, our ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future.
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

(*) The price of our common stock is volatile.
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $8 per share to approximately $15 per share. The market price of our common stock may fluctuate in response to many factors, including:
•	developments related to the FDA approval process for indiplon;

•	the results of our clinical trials;

•	developments concerning our strategic alliance agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	developments in patent or other proprietary rights;

•	developments related to litigation matters;

•	future sales of our common stock by existing stockholders;

•	comments by securities analysts;

•	general market conditions;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.
Risks Related to Our Industry
We may not receive regulatory approvals for our product candidates or approvals may be delayed.
     Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacturing and marketing of our proposed products and in our ongoing research and product development activities. Any failure to receive the regulatory approvals necessary to commercialize our product candidates would harm our business. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources. If we fail or our collaborators or licensees fail to obtain or maintain, or encounter delays in obtaining or maintaining, regulatory approvals, it could adversely affect the marketing of any products we develop, our ability to receive product or royalty revenues, our recovery of prepaid royalties, and our liquidity and capital resources. All of our products are in research and development, and we have not yet received regulatory approval to commercialize any product from the FDA or any other regulatory body. In addition, we have limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain such approvals.
     In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacturing, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments.
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
(*) The technologies we use in our research as well as the drug targets we select may infringe the patents or violate the proprietary rights of third parties.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Incorporated by reference to Item 8.01 of our Current Report on Form 8-K filed on June 6, 2007.
ITEM 5. OTHER INFORMATION
     On August 1, 2007, we entered into amended and restated employment agreements with Gary A. Lyons, our President and Chief Executive Officer and a member of our Board of Directors; Timothy P. Coughlin, our Vice President and Chief Financial Officer; Margaret E. Valeur-Jensen, Ph.D., our Executive Vice President, General Counsel and Secretary; Richard Ranieri, our Senior Vice President, Human Resources; and Kevin C. Gorman, Ph.D., our Executive Vice President and Chief Operating Officer. Copies of the amended and restated employment agreements are attached as Exhibits 10.1 through 10.5 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
     On August 1, 2007, our Board of Directors approved the following Board compensation plan based upon a comparative market analysis. Directors who are not our employees or consultants will receive a $30,000 annual cash retainer and the Chairman of the Board will receive an annual cash retainer of $50,000. The Chairman of the Audit Committee will also receive a $19,000 annual cash retainer, the Chairman of the Compensation Committee will also receive a $12,000 annual cash retainer, and the Chairman of the Nominating/Corporate Governance Committee will also receive a $9,000 annual cash retainer. Additionally, each other member of the Audit Committee will receive an annual cash retainer of $12,000, each other member of the Compensation Committee will receive an annual cash retainer of $7,000, and each other member of the Nominating/Corporate Governance Committee will receive an annual cash retainer of $5,000. Additionally, all directors who are not our employees or consultants will receive $2,000 for each regular meeting of the Board of Directors.
     Each non-employee director will receive a grant of a nonstatutory option to purchase 15,000 shares of our common stock (or 20,000 shares in the case of the Chairman of the Board) at each Annual Meeting of Stockholders, provided that such non-employee director has been a non-employee director for at least six months prior to the date of such Annual Meeting. Each new non-employee director will automatically be granted a nonstatutory stock option to purchase 30,000 shares of our common stock upon the date such person joins the Board of Directors. All options granted to non-employee directors vest monthly over the one-year period following the date of grant and have exercise prices equal to the fair market value of our common stock on the date of grant.
     All of our non-employee directors will continue to be reimbursed for expenses incurred in connection with performing their duties as directors.
ITEM 6. EXHIBITS
3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

10.1	Employment Agreement dated August 1, 2007 between the Company and Gary A. Lyons

10.2	Employment Agreement dated August 1, 2007 between the Company and Margaret E. Valeur-Jensen, Ph.D.

10.3	Employment Agreement dated August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.

10.4	Employment Agreement dated August 1, 2007 between the Company and Richard Ranieri

10.5	Employment Agreement dated August 1, 2007 between the Company and Timothy P. Coughlin

10.6	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement

10.7	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, as amended

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2007	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)