Form 10-Q
period 2007-09-30
NEUROCRINE BIOSCIENCES INC
filed 2007-11-02
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 37,996,885 as of October 25, 2007.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$50,350	$80,981
Short-term investments, available-for-sale	74,483	101,623
Receivables under collaborative agreements	18	7,191
Other current assets	3,329	3,863

Total current assets	128,180	193,658
Property and equipment, net	84,631	91,378
Restricted cash	5,250	5,250
Prepaid royalty	94,000	94,000
Other non-current assets	5,437	5,391

Total assets	$317,498	$389,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,294	$15,627
Deferred revenues	36	—
Current portion of long-term debt	2,691	4,489

Total current liabilities	20,021	20,116
Long-term debt	47,438	49,152
Other liabilities	5,085	5,693

Total liabilities	72,544	74,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 37,991,885 as of September 30, 2007 and 37,905,988 as of December 31, 2006	38	38
Additional paid-in capital	730,386	721,930
Reclassification of share based compensation liability (Note 8)	933	—
Accumulated other comprehensive income	272	99
Accumulated deficit	(486,675)	(407,351)

Total stockholders’ equity	244,954	314,716

Total liabilities and stockholders’ equity	$317,498	$389,677

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Sponsored research and development	$13	$348	$120	$6,503
License fees and milestones	500	726	500	6,811
Sales force allowance	—	—	—	16,480
Grant revenue	27	—	72	—

Total revenues	540	1,074	692	29,794
Operating expenses:
Research and development	19,795	25,223	57,645	79,070
Sales, general and administrative	9,571	16,047	26,695	47,778

Total operating expenses	29,366	41,270	84,340	126,848

Loss from operations	(28,826)	(40,196)	(83,648)	(97,054)
Other income and (expense):
Interest income and other income	2,413	2,442	6,869	7,862
Interest expense	(827)	(917)	(2,545)	(2,829)
Other expense, net	—	(472)	—	(472)

Total other income, net	1,586	1,053	4,324	4,561

Net loss	$(27,240)	$(39,143)	$(79,324)	$(92,493)

Net loss per common share:
Basic and diluted	$(0.72)	$(1.03)	$(2.09)	$(2.46)

Shares used in the calculation of net loss per common share:
Basic and diluted	37,990	37,868	37,956	37,664

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(79,324)	$(92,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,238	7,987
Deferred revenues	36	(5,561)
(Gain)/Loss on disposal of fixed assets	(126)	476
Loan forgiveness on notes receivable from stockholder	—	50
Share-based compensation expense	7,757	12,666
Change in operating assets and liabilities:
Accounts receivable and other current assets	7,707	1,240
Other non-current assets	(512)	(889)
Accounts payable and accrued liabilities	1,667	(5,914)
Other non-current liabilities	449	(97)

Net cash used in operating activities	(55,108)	(82,535)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(50,466)	(62,521)
Sales/maturities of short-term investments	78,245	162,661
Proceeds from the sale of property and equipment	126	—
Purchases of property and equipment	(491)	(3,024)

Net cash provided by investing activities	27,414	97,116
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	575	15,643
Principal payments on debt	(3,512)	(4,412)

Net cash (used in) provided by financing activities	(2,937)	11,231

Net (decrease) increase in cash and cash equivalents	(30,631)	25,812
Cash and cash equivalents at beginning of the period	80,981	49,948

Cash and cash equivalents at end of the period	$50,350	$75,760

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2006 and the three and six months ended March 31 and June 30, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2007, respectively, filed with the SEC.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes and other neurological and endocrine-related diseases and disorders. The Company currently has ten programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations for two of its programs. The Company’s lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia.
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

     On June 12, 2007, the Company resubmitted its NDA for indiplon 5 mg and 10 mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA) action date of December 12, 2007. The PDUFA action date is the date by which the FDA is expected to have completed its review of the resubmission and to document its assessment through the issuance of an action letter.
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
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     During the first nine months of 2007, the Company adopted the following accounting standard, which did not have a material effect on its consolidated results of operations or financial condition:
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. See Note 13.
4. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended September 30, 2007 and 2006 includes $2.6 million and $3.2 million, respectively, of compensation expense related to the Company’s share-based compensation awards. Share-based compensation expense recognized for the nine months ended September 30, 2007 and 2006 was $7.8 million and $12.7 million, respectively. As of September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $10.4 million, which is expected to be recognized over a weighted average period of approximately 2 years. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales, general and administrative	$1.3	$1.6	$4.2	$7.2
Research and development	1.3	1.6	3.6	5.5
     Cash received from stock option exercises for the nine months ended September 30, 2007 and 2006 was $0.6 million and $15.2 million, respectively. The Company issued approximately 76,000 shares of common stock related to stock option exercises and 10,000 shares of common stock related to stock bonus awards distributed to employees from the Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan during the nine months ended September 30, 2007.
Stock Option Assumptions
     The exercise price of all options granted during the nine months ended September 30, 2007 and 2006 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.45%	4.55%	4.81%	4.56%
Expected volatility of common stock	63.43%	66.00%	65.32%	62.52%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	4.75 years	4.2 years	4.75 years	4.3 years
     The Company estimates forfeiture rates for options based on past behavior for similar options with further consideration given to the class of employees to whom the options were granted.
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
     The Company carries as a long-lived asset on its balance sheet, a prepaid royalty arising from its acquisition in February 2004 of Wyeth’s financial interest in indiplon. The Company’s current and historical operating and cash flow losses and the action letters on indiplon from the FDA are indicators of impairment for the prepaid royalty. However, the Company believes the future cash flows to be realized from the prepaid royalty will exceed the asset’s carrying value. The Company is pursuing approval of indiplon 5 mg and 10 mg capsules for sleep onset and intends to pursue approval of indiplon for sleep maintenance and to seek a commercialization partner. Accordingly, the Company has not recognized any impairment losses through September 30, 2007. However, events both within and outside of the Company’s control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, the Company’s ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on the Company’s ability to recover the carrying value of this asset in the future.
8. DEFERRED COMPENSATION PLAN
     On August 1, 2007, the Company amended and restated the Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan (the Plan). Under the terms of the amended and restated Plan, the Company is now required to distribute shares in order to settle any share-based compensation deferred into the Plan by participants. Additionally, participants can no longer diversify share-based awards that are placed into the Plan. In accordance with Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment” and EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”, the Company has reclassified the portion of the liability representing the Company’s obligation related to share-based compensation that had vested as of the date of the Plan modification to additional paid-in-capital. There was no effect on the Company’s previously reported net income or accumulated deficit.
9. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of restricted stock units and awards, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 1.5 million and 0.4 million for the three months ended September 30, 2007 and 2006, respectively and 1.6 million and 0.8 million for the nine months ended September 30, 2007 and 2006, respectively.
10. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended September 30, 2007 and 2006, comprehensive loss was $27.6 million and $38.2 million, respectively. For the nine months ended September 30, 2007 and 2006, comprehensive loss was $79.2 million and $91.3 million, respectively.
11. REVENUE RECOGNITION
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

12. RESEARCH AND DEVELOPMENT
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
13. INCOME TAXES
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at September 30, 2007, and has not recognized interest and/or penalties in the statement of operations for the first nine months of 2007.
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
14. LITIGATION
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. The complaint alleges, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On June 26, 2007, a second purported class action lawsuit with similar allegations was filed in the same court (Gopal Batra, Ph.D. v. Neurocrine Biosciences, Inc.). On October 16, 2007, both purported class action lawsuits were consolidated into one action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected a lead plaintiff and ordered the lead plaintiff to file a consolidated complaint within 45 days of October 16, 2007.

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
     The Company intends to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact on the Company’s future financial results, if any, is not subject to reasonable estimate as of September 30, 2007.
15. SUBSEQUENT EVENTS
     On October 29, 2007, the Company entered into an amendment to its June 30, 1998 exclusive worldwide sublicense agreement with DOV Pharmaceutical, Inc. (DOV), under which the Company obtained the rights to indiplon for the treatment of insomnia. Among other things, this amendment modifies certain of the milestone provisions of the agreement and provides that certain of the royalties payable by the Company under the agreement may be prepaid upon the occurrence of specified future events. In connection with the amendment, the Company made a $1,000,000 payment to DOV.
     On October 30, 2007, the Company and its affiliate Science Park Center LLC entered into a purchase agreement and escrow instructions with Veralliance Properties, Inc., relating to the sale of its facility and associated real property for a purchase price of $108,000,000. Upon the closing of the transaction, which is subject to customary closing conditions, the Company would lease back the facilities for an initial term of 10 years and retain certain options to repurchase the facilities.
     On October 31, 2007, the Company entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company will receive an up-front license fee of $20,000,000 and will be eligible to receive an additional $10,000,000 payment upon U.S Food and Drug Administration (FDA) approval of indiplon. The Company is also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, then including the up-front license fee and the FDA approval milestone payment, the Company may be entitled to payments which total up to $135,000,000. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006 and the three and six months ended March 31 and June 30, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2007, respectively.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes and other neurological and endocrine-related diseases and disorders. We currently have ten programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in collaborations for two of our programs. Our lead clinical development program, indiplon, is a drug candidate for the treatment of insomnia.
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
     On June 12, 2007, we resubmitted our NDA for indiplon 5 mg and 10 mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA)

date of December 12, 2007. The PDUFA action date is the date by which the FDA is expected to have completed its review of the resubmission and to document its assessment through the issuance of an action letter.
     On June 22, 2006, we and Pfizer Inc. (Pfizer) agreed to terminate our collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, we reacquired all worldwide rights for indiplon capsules and tablets and are responsible for any costs associated with the development, registration, marketing and commercialization of indiplon.
     On October 29, 2007, we entered into an amendment to our June 30, 1998 exclusive worldwide sublicense agreement with DOV Pharmaceutical, Inc. (DOV), under which we obtained the rights to indiplon for the treatment of insomnia. Among other things, this amendment modifies certain of the milestone provisions of the agreement and provides that certain of the royalties payable by us under the agreement may be prepaid upon the occurrence of specified future events. In connection with the amendment, we made a $1,000,000 payment to DOV.
     On October 30, 2007, we and our affiliate Science Park Center LLC entered into a purchase agreement and escrow instructions with Veralliance Properties, Inc., relating to the sale of our facility and associated real property for a purchase price of $108,000,000. Upon the closing of the transaction, which is subject to customary closing conditions, we would lease back the facilities for an initial term of 10 years and retain certain options to repurchase the facilities.
     On October 31, 2007, we entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which we licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, we will receive an up-front license fee of $20,000,000 and will be eligible to receive an additional $10,000,000 payment upon U.S Food and Drug Administration (FDA) approval of indiplon. We are also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, then including the up-front license fee and the FDA approval milestone payment, we may be entitled to payments which total up to $135,000,000. Additionally, we are entitled to royalties from DSP on future sales of indiplon in Japan.
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
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for prior periods. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for the first nine months of 2007 and 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2007 and 2006 was $2.6 million and $3.2 million, respectively. Share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2007 and 2006 was $7.8 million and $12.7 million, respectively.
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
     On August 1, 2007, we amended and restated the Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan (the Plan). Under the terms of the amended and restated Plan, we are now required to distribute shares in order to settle any share-based compensation deferred into the Plan by participants. Additionally, participants can no longer diversify share-based awards that are placed into the Plan. In accordance with SFAS 123R and EITF 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”, we have reclassified the portion of the liability representing our obligation related to share-based compensation that had vested as of the date of the Plan modification to additional paid-in-capital. There was no effect on our previously reported net income or accumulated deficit.
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     Revenues were approximately $0.5 million for the three months ended September 30, 2007 compared with $1.1 million for the same period last year. The decrease in revenues for the three months ended September 30, 2007, compared with the same period in 2006, resulted primarily from recognizing revenue in 2006 under the terminated collaboration agreement with Pfizer. During the third quarter of 2006, we recognized $1.1 million of revenue under the Pfizer collaboration agreement, comprised of $0.4 million in the form of sponsored development funding and $0.7 million resulting from amortization of up-front license fees. During the third quarter of 2007, we recognized $0.5 million in revenue related to the out-licensing of our IL-4 program.
     Research and development expenses decreased to $19.8 million for the third quarter of 2007 compared with $25.2 million for the respective period in 2006. The $5.4 million decrease in research and development expenses was primarily due to cost savings related to our staff reduction in 2006. The decrease in research and development staff levels reduced personnel costs by $5.4 million from $13.1 million in the third quarter of 2006 to $7.7 million in the third quarter of 2007. Additionally, depreciation expense decreased by $0.5 million in the third quarter of 2007 compared to the same period in 2006, primarily due to computer and scientific equipment assets reaching the end of their economic lives. External development costs increased to $7.0 million in the third quarter of 2007 compared to $6.2 million in the same period last year. We started a new valnoctamide stereoisomers development program during 2007 which resulted in $1.1 million in external development costs during the third quarter of 2007. External development costs related to our GnRH program increased by $1.7 million in the third quarter of 2007 compared to the same period in 2006 primarily due to increased recruiting and enrollment efforts for our six-month DXA scan study. External development costs decreased by $1.7 million in the third quarter of 2007 compared to the same period in 2006 related to the cancelled APL and H1 programs. We currently have ten programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in collaborations for two of our programs.
     Sales, general and administrative expenses decreased to $9.6 million for the third quarter of 2007 compared with $16.0 million during the same period last year. The $6.4 million decrease in expenses from 2006 to 2007 is primarily the result of cost savings related to the staff reductions in the third quarter of 2006.
     Net loss for the third quarter of 2007 was $27.2 million, or $(0.72) per share, compared to a loss of $39.1 million, or $(1.03) per share, for the same period in 2006. Revenues during the third quarter of 2007 decreased compared to the same period in 2006 primarily due to the termination of our collaboration agreement with Pfizer in 2006. The decrease in revenues during the third quarter of 2007 was mitigated by cost savings from our severance program and other cost saving activities implemented during the third quarter of 2006.
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
     Revenues were $0.7 million for the nine months ended September 30, 2007 compared with $29.8 million for the respective period last year. The decrease in revenues during the first nine months of 2007, compared with the respective period in 2006, resulted primarily from revenues recognized in 2006 under the collaboration agreement with Pfizer that was terminated in 2006. During the first nine months of 2006, we recognized $28.7 million in revenue from Pfizer, comprised of $6.4 million in the form of sponsored development funding, $5.8 million resulting from amortization of up-front license fees, and $16.5 million related to the sales force allowance for operating our sales force. Additionally, under our collaboration agreement with GlaxoSmithKline, we recognized $1.0 million in revenue during the first nine months of 2006 for progress related to our CRF program.
     Research and development expenses decreased to $57.6 million for the first nine months of 2007 compared with $79.1 million for the respective period in 2006. This decrease in research and development expenses was primarily due to cost savings related to our staff reduction in the third quarter of 2006 and lower external development costs. The decrease in research and development staff levels reduced personnel costs by $12.4 million, from $36.8 million in the first nine months of 2006 to $24.4 million during the same period in 2007. External development costs decreased by $5.1 million to $16.3 million in the first nine months of 2007 compared to $21.4 million in the same period in 2006. Due to efforts expended in addressing the FDA action letters and resubmitting our NDA for indiplon 5 mg and 10 mg capsules, external development costs for our indiplon clinical program increased to $2.6 million in the first nine months of 2007 compared to $1.2 million during the same period in 2006. We started a new valnoctamide stereoisomers development program during 2007, which resulted in $2.1 million in external development costs during the first nine months of 2007. External development costs related to our Urocortin 2 and sNRI programs decreased by $2.3 million and $1.6 million, respectively, in the first nine months of 2007 compared to the same period in 2006. External development costs related to our subsequently cancelled APL and H1 programs included expenses of $6.8 million during the first nine months of 2006. Additionally, laboratory costs decreased by $2.6 million in the first nine months of 2007 compared to the same period in 2006, primarily due to the staff reductions mentioned above.
     Sales, general and administrative expenses decreased to $26.7 million for the nine months ended September 30, 2007 compared with $47.8 million during the same period last year. The $21.1 million decrease in expenses from 2006 to 2007 resulted primarily from cost savings related to the staff reductions in the third quarter of 2006.
     Other income decreased to $4.3 million for the first nine months of 2007 from $4.6 million during the first nine months of 2006. The decrease was primarily from lower average cash and investment balances which resulted in a decline in interest income earnings.
     Net loss for the first nine months of 2007 was $79.3 million, or $(2.09) per share, compared to $92.5 million, or $(2.46) per share, for the same period in 2006. Revenues during the first nine months of 2007 have decreased significantly compared to the same period in 2006 primarily due to the termination of our collaboration agreement with Pfizer in 2006. Cost savings from our severance program during the third quarter of 2006 and other cost saving activities have offset this decrease in revenue.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations and grant revenue accounted for 100% of our revenue for the nine months ended September 30, 2007 and 2006.

     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to indiplon as well as costs to progress other programs through our pipeline. Future profitability is dependent upon the approval of our NDAs for indiplon by the FDA and upon acceptance of indiplon by prescribers and consumers.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2007, our cash, cash equivalents, and short-term investments totaled $124.8 million compared with $182.6 million at December 31, 2006. The decrease in cash balances at September 30, 2007 resulted primarily from our net loss of $79.3 million, offset by a reduction in accounts receivable of $7.2 million.
     Net cash used in operating activities during the first nine months of 2007 was $55.1 million compared with $82.5 million during the same period last year. The decrease in operating cash used during 2007 is primarily due to our staff reduction during the third quarter of 2006, which decreased our personnel costs by $31.6 million during the first nine months of 2007 compared to the same period in 2006, offset by a reduction in accounts receivable of $7.2 million.
     Net cash provided by investing activities during the first nine months of 2007 was $27.4 million compared to $97.1 million for the first nine months of 2006. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. In addition, purchases of property and equipment decreased from $3.0 million during the first nine months of 2006 to $0.5 million during the same period in 2007. Capital equipment purchases for the full year 2007 are expected to be less than $1.0 million.
     Net cash used in financing activities during the first nine months of 2007 was $2.9 million compared to net cash provided by financing activities of $11.2 million for the respective period last year. This fluctuation resulted primarily from cash proceeds from the issuance of common stock upon exercise of options and purchases from our employee stock purchase program which totaled $15.6 million for the first nine months of 2006 compared to $0.6 million during the same period this year. We expect similar fluctuations to occur throughout the year, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.
     On October 30, 2007, we and our affiliate Science Park Center LLC entered into a purchase agreement and escrow instructions relating to the sale of our facility and associated real property for a purchase price of $108.0 million. Upon the closing of the transaction, which is subject to customary closing conditions, we would lease back the facilities for an initial term of 10 years and retain certain options to repurchase the facilities. We anticipate that upon closing we will receive cash of approximately $60.0 million net of fees, expenses and existing indebtedness. On October 31, 2007, we entered into an exclusive license agreement with DSP relating to the development and commercialization of indiplon in Japan, pursuant to which we will receive an up-front license fee of $20.0 million.
     We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances and our anticipated sale-leaseback transaction, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our research and development programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our research and development programs.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on September 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date.

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
     Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “hopes,” “may,” “will,” “plan,” “intends,” “estimates,” “could,” “should,” “would,” “continue,” “seeks,” “proforma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as the development or regulatory approval of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under the heading in Part II titled “Item 1A. Risk Factors” and elsewhere in this report could substantially harm our business, results of operations and financial condition and that if any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. The complaint alleges, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On June 26, 2007, a second purported class action lawsuit with similar allegations was filed in the same court (Gopal Batra, Ph.D. v. Neurocrine Biosciences, Inc.). On October 16, 2007, both purported class action lawsuits were consolidated into one action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected a lead plaintiff and ordered the lead plaintiff to file a consolidated complaint within 45 days of October 16, 2007.
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
     We intend to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on our future financial results is not subject to reasonable estimate as of September 30, 2007.
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
     On June 12, 2007, we resubmitted our NDA for indiplon 5 mg and 10 mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA) date of December 12, 2007. The PDUFA action date is the date by which the FDA is expected to have completed its review of the resubmission and to document its assessment through the issuance of an action letter.
     If the FDA refuses to approve the capsule NDA for any reason, or we experience a significant delay in approval and subsequent commercialization of indiplon, our business and reputation would be harmed and our stock price would decline.

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
     If we are unable to conduct the clinical trials to support a sleep maintenance claim for indiplon or if these clinical trials do not demonstrate the safety and efficacy of indiplon for sleep maintenance, we may not be able to resubmit the NDA for this indication. If we do obtain positive results from these clinical trials, we would then refile the NDA for indiplon for sleep maintenance. The process of preparing and resubmitting the NDA for indiplon tablets will require significant resources and could be time consuming and subject to unanticipated delays and cost. If we are unable to refile our NDA for indiplon tablets or the FDA refuses to accept or approve the resubmitted tablet NDA for any reason, our business and reputation would be harmed and our stock price would decline.
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
     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, as well as costs associated with litigation matters, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We intend to seek additional funding through strategic alliances and our anticipated sale-leaseback transaction, and may seek additional funding through public or private sales of our securities, including equity securities. We believe that our existing capital resources, together with interest income, and future payments due under our strategic alliances and our anticipated sale-leaseback transaction, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, the closing of our anticipated sale-leaseback transaction is subject to customary closing conditions and may not be completed as planned. In addition, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.
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

     We intend to seek additional funding through strategic alliances and our anticipated sale-leaseback transaction, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
(*)Because of the termination of our collaboration with Pfizer to develop and co-promote indiplon, we must identify and enter into a collaboration agreement with a new partner or develop, commercialize, market and sell indiplon by ourselves.
     On June 22, 2006, we announced that we and Pfizer had agreed to terminate our collaboration and license agreements to develop and co-promote indiplon. Under the collaboration, Pfizer had agreed to:
•	fund substantially all third-party costs related to future indiplon development, manufacturing and commercialization activities (including costs related to approximately 27 million indiplon 5 mg and 10 mg capsules, approximately 12 million indiplon 15 mg tablets, and approximately 5 million cores for indiplon 15 mg tablets, all of which were manufactured prior to our receipt of the May 2006 FDA responses in anticipation of commercialization activities and are now expected to be destroyed. Subsequent to this, we have manufactured indiplon drug product for a 2008 product launch.);

•	fund a 200-person Neurocrine sales force that would initially promote Zoloft® and, upon approval of the indiplon NDAs, co-promote indiplon in the United States (including expenditures related to indiplon sales force training activities that were scheduled prior to our receipt of the May 2006 FDA responses but ultimately did not occur);

•	be responsible for obtaining all regulatory approvals outside of the United States and regulatory approvals in the United States after approval of the first indiplon NDA; and

•	be responsible for sales and marketing of indiplon worldwide.
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
     The market price of our common stock declined significantly following our May 16, 2006 announcement of the FDA’s action letters with respect to indiplon. In June 2007, two class action lawsuits (which have since been consolidated) were filed alleging, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. Also in June 2007, a shareholder derivative lawsuit was filed alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties by directing us to make allegedly false statements about such matters. We cannot currently predict the outcome of this litigation, which may be expensive and divert our management’s attention and resources from operating the business. Additionally, we may not be successful in having such litigation dismissed or settled within the limits of our insurance.
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
      Our strategy for developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaboration agreements with GlaxoSmithKline and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, Wyeth, Johnson & Johnson, and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs. Under these arrangements, our corporate collaborators are typically responsible for:
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
     For example, our September 30, 2007 balance sheet reflects $94.0 million of prepaid royalties related to our acquisition in February 2004 of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent.
     This transaction has been recorded as a long-term asset and will be amortized over the commercialization period of indiplon, based primarily upon indiplon sales. Given the FDA letters we received on our NDA submissions for indiplon and the subsequent cancellation of the collaboration agreement with Pfizer, we determined that indicators of potential impairment existed. We performed the undiscounted cash flow analysis and determined that the carrying value of the prepaid royalty was recoverable as of September 30, 2007. However, events both within and outside of our control, such as competition from other insomnia therapeutic agents, disease prevalence, further FDA actions related to indiplon, our ability to partner indiplon, insomnia market dynamics and general market conditions may have an impact on our ability to recover the carrying value of this asset in the future.
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
     We are performing research on or developing products for the treatment of several disorders including insomnia, anxiety, depression, endometriosis, irritable bowel syndrome, pain, diabetes, and other neuro-endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.
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
ITEM 5. OTHER INFORMATION
     On October 29, 2007, we entered into an amendment to our June 30, 1998 exclusive worldwide sublicense agreement with DOV, under which we obtained the rights to indiplon for the treatment of insomnia. Among other things, this amendment modifies certain of the milestone provisions of the agreement and provides that certain of the royalties payable by us under the agreement may be prepaid upon the occurrence of specified future events. In connection with the amendment, we made a $1,000,000 payment to DOV.
     On October 30, 2007, we and our affiliate Science Park Center LLC entered into a purchase agreement and escrow instructions with Veralliance Properties, Inc., relating to the sale of our facility and associated real property for a purchase price of $108,000,000. Upon the closing of the transaction, which is subject to customary closing conditions, we would lease back the facilities for an initial term of 10 years and retain certain options to repurchase the facilities. A copy of the purchase agreement and escrow instructions is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
     On October 31, 2007, we entered into an exclusive license agreement with DSP, under which we licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, we will receive an up-front license fee of $20,000,000 and will be eligible to receive an additional $10,000,000 payment upon U.S Food and Drug Administration (FDA) approval of indiplon. We are also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, then including the up-front license fee and the FDA approval milestone payment, we may be entitled to payments which total up to $135,000,000. Additionally, we are entitled to royalties from DSP on future sales of indiplon in Japan.

ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

10.1	Amended and Restated Promissory Note dated October 2, 2007 between Science Park Center LLC and Morgan Stanley Mortgage Capital Inc.

10.2	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, as amended

10.3	Purchase Agreement and Escrow Instructions dated October 30, 2007 among Science Park Center LLC, and Neurocrine Biosciences, Inc. and Veralliance Properties, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18. U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2007	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)