Form 10-K
period 2007-12-31
NEUROCRINE BIOSCIENCES INC
filed 2008-02-11
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2007 totaled approximately $305,230,322 based on the closing price for the Registrant’s Common Stock on that day as reported by the Nasdaq Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2007. The identification of 10% or greater stockholders as of June 30, 2007 is based on 13G and amended 13G reports publicly filed before June 30, 2007. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 1, 2008, there were 38,273,979 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of December 31, 2007 are incorporated by reference into Part III of this report.	III, ITEMS 10, 11, 12, 13, 14

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

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia, and other neurological and endocrine related diseases and disorders. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we have entered into a collaboration for two of our programs.

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development and those currently in research, and is followed by detailed descriptions of each program:

Program	Target Indication	Status	Commercial Rights

Products under clinical development:
GnRH Antagonist	Endometriosis	Phase II	Neurocrine
CRF1 Antagonist	Mood Disorders, Irritable Bowel Syndrome	Phase II	GlaxoSmithKline/ Neurocrine
CRF2 Peptide Agonist — Urocortin 2	Cardiovascular	Phase II	Neurocrine
GnRH Antagonist	Benign Prostatic Hyperplasia	Phase I	Neurocrine
Research programs:
Selective norepinephrine reuptake inhibitor (sNRI)	Depression, Stress, Pain, Urinary Incontinence	Research	Neurocrine
Glucose Dependent Insulin Secretagogues	Type II Diabetes	Research	Neurocrine
GnRH Antagonist	Endometriosis, Benign Prostatic Hyperplasia	Research	Neurocrine
Ion Channel Blocker	Chronic Pain	Research	Neurocrine

Products subject to regulatory review:
Indiplon 5mg and 10mg capsules	Insomnia	FDA has deemed approvable	Neurocrine/Dainippon Sumitomo Pharma Co.
Indiplon 15mg tablets	Insomnia	FDA has deemed not approvable	Neurocrine

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

“CRF1 and CRF2” refer to two CRF receptor subtypes.

Products Under Clinical Development

Gonadotropin-Releasing Hormone (GnRH) Antagonist

Gonadotropin-releasing hormone, or GnRH, is a peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists after initial stimulation reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis, uterine fibroids and benign prostatic hyperplasia (BPH). Several companies have developed peptide GnRH agonists on this principle, such as Lupron® and Zoladex®, and according to their manufacturers, their annual worldwide sales in 2006 totaled $2.5 billion (Med Ad News). However, since they are peptides, they must be injected via a depot formulation rather than the preferred oral route of administration. In addition, GnRH agonists can take up to several weeks to exert their desired effect once the initial stimulation has occurred, a factor not seen with the use of GnRH antagonists.

More importantly, until the desired effects are maximal, they have shown a tendency to exacerbate the condition via a hormonal flare. The profound suppression effect is similar to that seen after menopause and can be associated with hot flashes and leads to the loss of bone density.

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

Endometriosis.  Endometriosis is associated with a multitude of symptoms, some of the most common of which include pain related both to menstruation (dysmenorrhea) and sexual intercourse (dyspareunia) as well as chronic pelvic pain throughout the cycle, infertility, and menorrhagia, among many others. The wide range of symptoms associated with endometriosis serves to complicate and delay diagnosis due to the significant overlap of symptoms with the disease profiles of other conditions. Datamonitor (2007) estimates that there are approximately 7.5 million women in the United States who suffer from the symptoms of endometriosis. With annual healthcare costs and endometriosis-related productivity losses totaling nearly $3,000 per patient, the annual direct and indirect costs of endometriosis are estimated to exceed $20 billion in the United States alone (S Simoens et al Human Reproduction Update 2007, 13 395). We believe that the availability of an oral treatment, lacking the side effect profile of the currently available peptide agonists, may be an alternative to current therapies and ultimately encourage a higher treatment rate.

Several Phase I clinical trials of our GnRH candidate for endometriosis have been completed. These studies demonstrated that our GnRH antagonist was safe and well tolerated. A dose-dependent suppression of estradiol with once a day dosing was observed with doses between 50mg and 200mg /day. The reduction in estradiol has been correlated with a reduction in pain and other symptoms of endometriosis and is a useful biomarker. Based on the results of these Phase I trials, we completed two separate exploratory three-month Phase II trials in endometriosis patients to assess efficacy and tolerability of our lead endometriosis drug candidate during 2006. Efficacy in these Phase II studies was assessed by the Composite Pelvic Sign and Symptoms Score (CPSSS) and Visual Analog Scale (VAS) industry-standard and validated measures utilized for evaluating pain reduction in endometriosis patients. In addition to the standard clinical and laboratory assessments of safety, a biomarker for bone resorption (n-telopeptide) was also measured to assess potential impact on bone mineral density.

The first of the two randomized, placebo controlled Phase II three-month trials in patients with endometriosis involved doses of 75mg and 150mg given once daily. The second Phase II study involved doses of 50mg and 100mg given twice daily to more fully explore dose response. Taken together, these trials indicate that a reduction in pain associated with endometriosis, as measured by CPSSS and VAS, is possible with benefit occurring within the first two weeks for some women. The magnitude of pain reduction is roughly comparable to that seen with Depo-Provera® and Lupron® although direct comparison to these treatments was not part of these early Phase II trials. Average estradiol levels were reduced in a dose-related manner and, most importantly, do not fall into the post-menopausal range associated with GnRH agonist treatments. Furthermore, no increase in bone resorption was evident as shown by stable mean n-telopeptide levels.

We completed enrollment in a Phase IIb study in the fourth quarter of 2007 in which 252 patients with endometriosis will be treated over a 6-month treatment period. This multi-center, randomized, double-blind study includes three treatment groups, consisting of two doses of GnRH, 150mg once daily and 75mg twice daily, and an active comparator, Depo-Provera®. In addition to evaluating the effect of GnRH on endometriosis symptoms, this study is designed primarily to assess the impact of longer treatment on bone mineral density as measured by DXA scan at the conclusion of dosing and at 6-months and 12-months post treatment. We expect top-line results from this trial in mid-2008. These results, together with data from the previous two Phase II studies, are intended to provide the basis for securing agreement to a registration plan acceptable to the FDA.

During 2007, we also completed a bridging study comparing drug formulations (tablets and solutions) we have used in clinical trials to date to new formulations of tablets. The successful completion of this study allowed us to select what we anticipate to be our final commercial formulation tablet.

We will conduct two additional randomized placebo controlled Phase II clinical trials of our GnRH candidate for endometriosis. The clinical endpoints for both of these trials will be a reduction in pelvic pain associated with endometriosis, utilizing a scale proposed by the FDA. The first Phase II trial will include our selected commercial formulation tablet in two doses (150mg and 250mg). This trial was initiated in late 2007 and is expected to enroll approximately 150 patients. We expect top-line results from the first 3-months of treatment, in late 2008 or early 2009. The second trial is a four arm comparator trial of two doses of GnRH, placebo or Leuprolide Depot. This trial is expected to be conducted in Central/Eastern Europe and to begin enrollment in early 2008. Top-line data from the 3-month double-blind period should be available in early 2009.

Benign Prostatic Hyperplasia.  BPH is defined by the enlargement of the prostate gland. In BPH, as the prostate grows larger and presses against the urethra, normal flow of urine is hindered. Researchers have determined that dihydrotestosterone (DHT), a derivative of testosterone, is the primary cause of prostate enlargement. Equally important, men who do not generate DHT do not develop BPH. Accordingly, by using a small molecule GnRH antagonist, one could block the production of testosterone, and indirectly DHT, and potentially ameliorate the symptoms of BPH.

Moderate to severe BPH affects an estimated 21 million men in the United States (Mattson Jack 2006). Additionally, more than 40% of all men over the age of 60 suffer from the symptoms of BPH (Mattson Jack 2006). Worldwide sales of current treatments for BPH exceeded $3 billion in 2006 (Med Ad News). During 2004, we conducted a Phase I single dose study to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of our GnRH antagonist in healthy males. The results of this trial demonstrated that our GnRH antagonist effectively reduced testosterone production when compared to placebo. In 2005, we filed an Investigational New Drug application to initiate a multiple dose Phase I study in males. The study was completed in 2006 and the results demonstrate that a dose-related reduction of testosterone was achieved and that two weeks of GnRH antagonist treatment is generally safe and well tolerated in healthy males.

Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist

According to Datamonitor (2007), the prevalence of major depressive disorder approaches 20 million in the United States alone with an estimated 121 million sufferers worldwide. Estimates based on data from the National Institute of Mental Health and the U.S. Census Bureau, Population Division also indicate that in 2006 over 20 million Americans suffer from a debilitating anxiety disorder. In 2006, the branded worldwide market for depression therapeutics was nearly $13 billion (Med Ad News).

Depression.  Depression is one of a group of neuropsychiatric disorders that is characterized by extreme feelings of despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. Researchers believe that depression results from a combination of environmental factors, including stress, as well as an individual’s biochemical vulnerability, which is genetically predetermined. The most frequently prescribed antidepressant therapies are drugs that inhibit the reuptake of the neurotransmitters serotonin, norephinephrine and dopamine and include drugs such as Zoloft®, Paxil®, Lexapro® Prozac®, Celexa®, Wellbutrin® and Effexor® as well as certain generic equivalents. These compounds act by inhibiting the reuptake of neurotransmitters back into presynaptic neurons thus effectively increasing their levels and enhancing activity in the brain. However, because these drugs affect a wide range of neurotransmitters, they have been associated with a number of adverse side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. One of the biggest limitations of most existing antidepressant therapies is their slow onset of action and their negative effects on libido.

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

Researchers have identified what they believe to be the central mediator of the body’s stress responses or stress-induced disorders (including depression and anxiety). This mediator is a brain chemical known as corticotropin-releasing factor, or CRF. CRF is overproduced in clinically depressed patients and may be dysregulated in individuals with anxiety disorders. Current research indicates that clinically depressed patients and patients with anxiety experience dysfunction of the hypothalamic-pituitary-adrenal axis, the system that manages the body’s overall response to stress. This amplifies production of CRF, and induces the physical effects that are associated with stress that can lead to depression or anxiety. The novelty and specificity of the CRF mechanism of action and the prospect of improving upon selective serotonin reuptake inhibitor therapy represents a market opportunity both to better serve patients and expand overall treatment of depression. We also believe that CRF offers a novel mechanism of action that may offer the advantage of being more selective, thereby providing increased efficacy with reduced side effects in anxiety as compared to benzodiazepines.

We have a strategic position in the CRF field through our intellectual property portfolio and relationship with experts in the neuropsychiatric field. We have further characterized the CRF receptor system and have identified additional members of the CRF receptor family. We have patent rights on two receptor subtypes termed CRF1 and CRF2, and we have pending patent applications on small molecule organic compounds modulating the CRF receptors.

The first clinical trial to offer evidence of proof of concept of CRF antagonists in addressing depression (and anxiety as a co-examined variable) was a Phase IIa open label trial we conducted in 1999 pursuant to collaborations with Janssen in the field of CRF antagonists. Results from this trial indicated that the drug candidate was safe and well tolerated and demonstrated anti-depressant activity as measured by a widely-accepted depression scale known as the Hamilton Depression Scale. In this trial, the drug candidate was administered to 20 patients with major depressive disorders. Results from the trial, as reported in the Journal of Psychiatric Research, showed that treatment response, as defined by more than a 50% reduction in Hamilton Depression Scores, occurred in 50% of the patients in the low dose group and 80% of the patients in the higher dose group. Additionally, the drug candidate demonstrated a reduction in Hamilton Anxiety Scores from baseline in both treatment groups at all times after dosing. While development of our first generation CRF antagonist was discontinued for safety reasons by our collaborator Janssen, we were encouraged by these results which we believe support the hypothesized mechanism of action. Our CRF antagonist research collaboration with Janssen was terminated in March 2002.

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

During 2004, GSK advanced one of the lead CRF1 drug candidates arising out of our collaboration into Phase I clinical trials. The trial was a double-blind, placebo-controlled, single-dose study to evaluate safety and pharmacokinetics of a range of escalating doses. This study was followed by the successful completion of a placebo-controlled double blind multiple dose Phase I study.

GSK has completed the first Phase II “proof of concept” clinical trial with a lead CRF1 receptor antagonist compound, 876008, for social anxiety disorder (SocAD). In this double-blind, randomized, placebo controlled, multiple dose study to evaluate the safety and efficacy of the CRF1 receptor antagonist compound in patients with SocAD, no statistically significant differences were observed in the key efficacy endpoints between 876008 and placebo at 12 weeks. This study included more than 200 adult subjects and assessed efficacy, safety, tolerability and pharmacokinetics of the compound. The compound was generally well tolerated with no serious adverse events reported.

GSK is currently advancing a second lead CRF1 receptor antagonist compound, 561679, into a Phase II depression study later this year.

GSK has also initiated a Phase I single dose escalating clinical trial with 586529, an additional CRF1 receptor antagonist compound.

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

IBS is a gastrointestinal inflammatory disease that affects between 25 to 45 million people in the United States, accounting for over $20 billion in direct and indirect costs each year, according to the International Foundation for Functional Gastrointestinal Disorders. IBS can be a lifelong, intermittent disease, involving chronic or recurrent abdominal pain and frequent diarrhea or constipation. Some patients with IBS report the onset of symptoms of the disease following a major life stress event, such as death in the family, which suggests that the causes of IBS may be related to stress. In addition, most IBS sufferers also experience anxiety and depression.

GSK has completed enrollment in a Phase II “proof of concept” clinical trial in IBS. This trial is a double-blind, randomized, placebo controlled study to evaluate the safety and efficacy of 876008 in patients with IBS. Approximately 130 patients meeting established diagnostic criteria for IBS have been entered into this cross-over design trial. Standard assessments of safety, tolerability and pharmacokinetics will be conducted. The clinical endpoints reflect change in symptom frequency and severity via validated scales for IBS and the data should be available during the second half of 2008.

CRF2 Receptor Peptide Agonist (Urocortin 2)

Congestive heart failure (CHF) is a condition where the heart cannot pump enough blood to supply all of the body’s organs. It is a result of narrowing of the arteries combined with high blood pressure, which results in increased respiration as well as edema from water retention. In the case of acute symptomology, CHF patients will eventually experience a rapid deterioration and require urgent treatment in the hospital. According to 2008 data from the American Heart Association, over 5 million people experience CHF and about 660,000 new cases are diagnosed each year in the United States. CHF becomes more prevalent with age and the number of cases is expected to grow as the overall age of the population increases. Current treatment options include a cocktail of drugs consisting of diuretics to remove excess water, beta blockers and digitalis to improve heart muscle contraction, and/or ACE inhibitors and vasodilators to expand blood vessels. There are in excess of one million hospitalizations each year in the United States for CHF (Mattson Jack 2006, AMA 2008).

Urocortin 2 is a recently discovered endogenous peptide ligand of the CRF2 receptor present in the cardiovascular system, notably the heart and cerebral arterial system. Urocortin 2 plays a role in the control of the hormonal, cardiovascular, gastrointestinal, and behavioral responses to stress, and has an array of effects on the cardiovascular system and metabolism. Based on preclinical efficacy and safety data, together with its known role in human physiology, we believe that Urocortin 2 may have positive hemodynamic effects on cardiac output and blood pressure which may benefit patients with acute CHF.

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

Our intent is to initiate additional Phase II studies with longer duration of infusion of up to 72 hours. However, additional preclinical studies are necessary to support this longer period of infusion. We expect to complete these preclinical studies in 2008.

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous system and endocrine system, which include therapeutic categories ranging from diabetes to stress-related disorders and neurodegenerative diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for over $60 billion in worldwide drug sales in 2006 according to Med Ad News.

GnRH Antagonists

As previously mentioned, GnRH antagonists may be useful in treating certain hormone dependent diseases. Our discovery work in GnRH antagonists continues to focus on endometriosis and benign prostatic hyperplasia as we continue to search for additional candidates for preclinical and clinical trials.

Selective Norepinephrine Reuptake Inhibitors

In 2007, there were in excess of 3 million chronic neuropathic pain sufferers (painful diabetic neuropathy) in the United States alone, representing nearly $3 billion in branded neuropathic pain product sales (Med Ad News).

The rationale for the role of a selective norepinephrine reuptake inhibitor (sNRI) in treating neuropathic pain (NP) includes anatomical and neurochemical evidence for the role of both norepinephrine and serotonin (5-HT) in modulation of endogenous analgesic systems. While selective serotonin reuptake inhibitors (SSRIs) are generally ineffective in treating neuropathic pain, our lead sNRI development candidate has been efficacious in multiple preclinical models of neuropathic pain including the formalin model for persistent pain and the spinal nerve ligation test for mechanical hyperalgesia. Due to its specificity and selectivity, it is hypothesized that the orally-available small molecule may have advantages in the area of safety/tolerability and may also be used synergistically with other classes of compounds used in the treatment of NP, such as gabapentin. We completed a Phase I clinical trial with sNRI for neuropathic pain. The single ascending dose study in healthy volunteers demonstrated that the drug was well tolerated and the pharmacokinetic characteristics were suitable for clinical development. We will wait to proceed into multi-dose Phase I clinical trials at this time in order to focus resources on the GnRH program.

Additionally, our research in sNRI continues to focus on neuropathic pain as well as complimentary therapeutic categories such as major depressive disorders, stress and urinary incontinence as we search for candidates for preclinical and clinical trials.

Glucose Dependent Insulin Secretagogues

Type II diabetes affects more than 23 million Americans (Datamonitor 2007), and is growing at epidemic proportions world-wide. The disease is characterized by reduced ability to secrete and respond to insulin. Drugs which can enhance the secretion of insulin in response to rising blood glucose levels can improve blood glucose control without increased risk of hypoglycemia. Our scientists are optimizing small molecule compounds that act in this way in order to discover novel oral therapies for glucose control in diabetes.

Ion Channel Blockers

Capitalizing on our expertise in the area of neurology and pain management with small molecule therapeutics, we have initiated a new program focused on a novel target for the treatment of chronic pain. The target is an ion channel present on sensory nerve fibers that plays a role in transmitting pain signals to the central nervous system. Our scientists hypothesize that blocking this channel could provide alleviation of chronic pain.

Programs Subject to Regulatory Review

Indiplon

We obtained the rights to indiplon for the treatment of insomnia through an exclusive worldwide sublicense agreement that we entered into with DOV Pharmaceutical, Inc. (DOV) in June 1998. Indiplon is a non-benzodiazepine GABAA receptor agonist which acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics.

Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials on indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, we assembled and filed NDAs with the FDA for both indiplon capsules and indiplon tablets. On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5mg and 10mg capsules were approvable (2006 FDA Approvable Letter) and that the 15mg tablets were not approvable (FDA Not Approvable Letter).

The FDA Not Approvable Letter for the tablets requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15mg. We held an end-of-review meeting with the FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, we and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. The evaluation of indiplon for sleep maintenance includes both indiplon capsules and tablets.

The 2006 FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5mg and 10mg capsules for sleep initiation and middle of the night dosing. The 2006 FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the 2006 FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting, the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis was completed. The FDA also requested, and we completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types.

On June 12, 2007, we resubmitted our NDA for indiplon 5mg and 10mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA) date of December 12, 2007. On December 12, 2007 we received an action letter from the FDA stating the indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that the resubmitted NDA had addressed the issues raised in the 2006 FDA Approvable Letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product, and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy.

We have requested and have been granted a formal meeting with the FDA, during the first quarter of 2008, to discuss the 2007 FDA Approvable Letter. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities.

Our Business Strategy

Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders.  We believe that by continuing to advance and build our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have eight programs in various stages of research and development, including five programs in clinical development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

Identifying Novel Drug Targets to Address Unmet Market Opportunities.  We seek to identify and validate novel drug targets for internal development or collaboration. For example, the novel drug candidates we have identified to regulate CRF, which is believed to be the central mediator of the body’s stress response, may represent the first new breakthrough for anxiety and depression in over 25 years. GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectible means of treatment of endometriosis. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Our team has a goal of delivering one innovative clinical compound each year to fuel our research and development pipeline. Research and development costs were $82.0 million, $97.7 million, and $106.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Acquiring Rights to Complementary Drug Candidates and Technologies.  We plan to continue to selectively acquire rights to products in various stages of development to take advantage of our drug development capabilities. For example, during 2003, we licensed our Urocortin 2 product candidate from the Research Development Foundation.

Our Corporate Collaborations and Strategic Alliances

One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:

GlaxoSmithKline (GSK).  In July 2001, we announced a worldwide collaboration with an affiliate of GSK to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GSK will conduct a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, we will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GSK may terminate the agreement at its discretion upon 90 days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of December 31, 2007, we had recorded revenues of $4.5 million in license fees, $28.8 million in milestone payments, $19.5 million in sponsored research and $1.4 million in reimbursement of development costs, over the life of the agreement. The sponsored research portion of this collaboration agreement concluded in 2005. We recognized $8.0 million in milestones from GSK upon initiation of two Phase II clinical trials during 2006.

Dainippon Sumitomo Pharma Co. Ltd. (DSP).  In October 2007, we announced an exclusive license agreement with DSP to develop and commercialize indiplon in Japan. Under the terms of the agreement DSP made an up-front payment to us of $20.0 million and is responsible for all future development, marketing and commercialization costs of indiplon in Japan. We will be eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, we may be entitled to additional payments totaling up to $115.0 million. We are also entitled to royalties from DSP on future sales of indiplon in Japan. As of December 31, 2007, we had recorded revenue of $0.5 million in license fees from DSP.

Intellectual Property

We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. These applications have resulted in the issuance of approximately 66 United States patents. Additionally, we have licensed from institutions such as The Salk Institute, DOV, Almirall, Research Development Foundation and others the rights to issued United States patents, pending United States patent applications, and issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that issued patents that we own or license may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.

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

•	In October 2003, we licensed non-exclusive rights to CRF2 deficient mice from Research Development Foundation.

•	In June 2003, we licensed a non-exclusive rights to Cav3.1 human cDNA expressing cell line from University of Virginia Patent Foundation.

•	In May 2003, we entered into a collaboration and license agreement with Bicoll GmbH relating to GPCR targets.

•	In March 2003, we licensed a non-exclusive right to certain green fluorescent proteins.

•	In January 2003, we licensed exclusive rights to Urocortin 2 from Research Development Foundation.

•	In December 2002, we entered into a collaboration and license agreement with Biosite Incorporated relating to high affinity antibodies.

•	In December 2002, we licensed knock-out mice to certain target genes from Deltagen, Inc.

•	In March 2001, we licensed non-exclusive rights to a saoS-2 cell line from The Sloan-Kettering Institute for Cancer Research.

•	In March 2001, we licensed a HERG cell line from Wisconsin Alumni Research Foundation.

•	In August 2000, we licensed non-exclusive rights to CRF1 deficient mice from the Research Development Foundation.

•	In August 1999, we licensed non-exclusive rights to the human gonadotropin-releasing hormone receptor from Mount Sinai School of Medicine.

•	In June 1998, we licensed exclusive worldwide rights to indiplon, from DOV.

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

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia, and other neurological and endocrine related diseases and disorders.

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

Potential indications for our small molecule CRF antagonists include anxiety disorders, depression, and irritable bowel syndrome, among others, our drug candidates will be commercialized in well-established markets. In the area of anxiety disorders, our product candidates will compete with products such as Valium®, marketed by Hoffman-La Roche, Xanax®, marketed by Pfizer, BuSpar®, marketed by Bristol-Myers Squibb, Zoloft®, marketed by Pfizer, Wellbutrin®, marketed by GlaxoSmithKline and Effexor®, marketed by Wyeth, among others, as well as any generic alternatives for each of these products.

In the area of depression, our product candidates will compete with products in the antidepressant class, including Prozac® and Cymbalta®, marketed by Eli Lilly, Zoloft®, marketed by Pfizer, Paxil®, marketed by GlaxoSmithKline, Effexor®, marketed by Wyeth, and Lexapro®, marketed by Forest Laboratories, among others.

In the area of irritable bowel syndrome, our product candidates will compete with such products as Zelnorm® marketed by Roche, and Lotronex® marketed by Prometheus Laboratories Inc. in the United States. Some technologies under development by other pharmaceutical companies could result in additional commercial treatments for depression and anxiety. In addition, a number of companies also are conducting research on molecules to block CRF, which is the same mechanism of action employed by our compounds.

In the area of insomnia, Ambien®, Sonata®, Lunesta®, and Rozerem® are currently marketed by Sanofi-Aventis, King Pharmaceuticals, Inc., Sepracor, Inc., and Takeda Pharmaceutical Company, respectively. During 2006, Sanofi-Aventis launched a controlled-release formulation of Ambien® called Ambien CR® and during 2007, generic Ambien® or zoplidem also entered the insomnia market. Somaxon Pharmaceuticals is developing Silenor®, a H1 antagonist, for the treatment of insomnia, which has completed Phase III clinical trials and for which Somaxon Pharmaceuticals intends to submit an NDA to the FDA in February 2008.

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

Employees

As of January 31, 2008, we had 135 employees, consisting of 130 full-time and 5 part-time employees. Of the full-time employees, approximately 42 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•	the product candidate may not prove to be effective;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected; and

•	patients may drop out of the trials.

For example, we announced in 2006 that the results of our Phase II clinical trials using our altered peptide ligand (APL) technology did not meet their primary endpoints, although the products were safe and well tolerated. Based on these results, we discontinued the development of our APL programs. As another example, there is uncertainty regarding future development of indiplon as a result of the 2006 FDA Approvable Letter, 2007 FDA Approvable Letter and FDA Not Approvable Letter.

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

We depend on continuing our current collaborations and developing additional collaborations to develop and commercialize our product candidates.

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

Because we expect to continue to rely heavily on corporate collaborators, the development and commercialization of our programs would be substantially delayed if one or more of our current or future collaborators:

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses and to pursue regulatory approvals for product candidates, for the costs involved in filing and prosecuting patent application and enforcing or defending patent claims, if any, as well as costs associated with litigation matters, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with interest income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

Our pending securities class action litigation could divert management’s attention and harm our business.

The market price of our common stock declined significantly following our May 16, 2006 announcement of the FDA’s action letters with respect to indiplon. In June 2007, two class action lawsuits (which have since been consolidated) were filed alleging, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. Also in June 2007, a shareholder derivative lawsuit was filed alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties by directing us to make allegedly false statements about such matters. In January 2008, we and the individual officers and directors filed a motion to dismiss the consolidated class action lawsuit. The shareholder derivative lawsuit has been stayed pending resolution of the motion to dismiss the federal class action lawsuit. We cannot currently predict the outcome of this litigation, which may be expensive and divert our management’s attention and resources from operating the business. Additionally, we may not be successful in having such litigation dismissed or settled within the limits of our insurance.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

As a result of the uncertainty in the future development of indiplon capsules and tablets, we have initiated restructuring activities in an effort to reduce operating costs, including a work force reduction announced in December 2007. Employees whose positions were eliminated in connection with this reduction may seek future employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

There is uncertainty regarding future development of our product candidate, indiplon, and we may not be able to meet the requirements to receive regulatory approvals for it.

Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials on indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, we assembled and filed with the FDA New Drug Applications (NDAs) for both indiplon capsules and indiplon tablets. On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5mg and 10mg capsules were approvable (2006 FDA Approvable Letter) and that the 15mg tablets were not approvable (FDA Not Approvable Letter).

The 2006 FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5mg and 10mg capsules for sleep initiation and middle of the night dosing. The 2006 FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the 2006 FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis was completed. The FDA also requested, and we completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types.

On June 12, 2007, we resubmitted our NDA for indiplon 5mg and 10mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA) date of December 12, 2007. On December 12, 2007 we received an action letter from the FDA stating the indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that the resubmitted NDA had addressed the issues raised in the 2006 FDA Approvable Letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. We have requested and have been granted a formal meeting with the FDA, during the first quarter of 2008, to discuss the 2007 FDA

Approvable Letter. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities.

The FDA Not Approvable Letter for the tablets requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15mg. We held an end-of-review meeting with the FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, we and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. The evaluation of indiplon for sleep maintenance includes both indiplon capsules and tablets. If we are unable to conduct the clinical trials or if these clinical trials do not demonstrate the safety and efficacy of indiplon tablets, we may not be able to resubmit the NDA for indiplon tablets. If we do obtain positive results from these clinical trials, we would then refile the NDA for indiplon tablets.

The process of preparing and resubmitting the NDAs for indiplon capsules and tablets will require significant resources and could be time consuming and subject to unanticipated delays and cost. As a result of the 2006 FDA Approvable Letter, 2007 FDA Approvable Letter and FDA Not Approvable Letter, there is a significant amount of uncertainty regarding the future development of indiplon capsules and tablets. Should the NDAs be refiled, the FDA could again refuse to approve one or both NDAs, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and would further delay the approval process. Even if our indiplon NDAs are approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.

If we determine that it is impractical or we are unable to refile one or both NDAs, or the FDA refuses to accept or approve the resubmitted NDAs for any reason or we experience a further delay in approval and subsequent commercialization of indiplon, our business and reputation would be harmed and our stock price would decline.

We have a history of losses and expect to incur losses and negative operating cash flows for the near future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $207.3 million and $107.2 million for the years ended December 31, 2007 and 2006, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $614.7 million and $407.4 million as of December 31, 2007 and 2006, respectively. We do not expect to be profitable for the year ended December 31, 2008.

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

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV. In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program, and Urocortin 2 which we license from Research Development Foundation. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our GnRH program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $4 per share to approximately $15 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

We are performing research on or developing products for the treatment of several disorders including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia, and other neurological and endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

None.

ITEM 2.  PROPERTIES

We lease our facility which has approximately 200,000 square feet of laboratory and office space in San Diego, California, of which approximately 85% is allocated to research and development activities. We sold our facility and associated real property for $109.0 million in a sale leaseback transaction in December 2007 and have entered into a twelve year lease with the purchaser whereby we retain certain options to repurchase the facility and associated real property. We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. On June 26, 2007, a second purported class action lawsuit was filed. On October 16, 2007, both purported class action lawsuits were consolidated into one action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered lead plaintiffs to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed a consolidated amended complaint, which is now the operative complaint in the litigation. The complaint alleges, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. On January 11, 2008, we and the individual defendants filed a motion to dismiss the complaint. Briefing on the motion to dismiss is expected to be completed in March 2008, and a hearing on the motion is currently scheduled for April 7, 2008.

In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter have been stayed pending resolution of the motion to dismiss the federal class action lawsuit.

We intend to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on our future financial results is not subject to reasonable estimate as of December 31, 2007.

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

	High	Low

Year Ended December 31, 2006
1st Quarter	$73.13	$57.45
2nd Quarter	65.13	8.61
3rd Quarter	11.75	8.57
4th Quarter	13.05	7.51

Year Ended December 31, 2007
1st Quarter	$14.88	$10.03
2nd Quarter	14.38	11.13
3rd Quarter	12.34	9.20
4th Quarter	13.07	4.11

As of January 31, 2008, there were approximately 68 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2007.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences common stock, (ii) The Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

*	$100 INVESTED ON 12/31/02 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS AT FISCAL YEARS ENDING DECEMBER 31.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2007	2006	2005	2004	2003
	(In thousands, except for loss per share data)

STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$139	$6,716	$9,187	$27,156	$96,699
Milestones and license fees	986	16,038	92,702	57,612	41,126
Sales force allowance	—	16,480	22,000	—	—
Grant income and other revenues	99	—	—	408	1,253

Total revenues	1,224	39,234	123,889	85,176	139,078
Operating expenses:
Research and development	81,985	97,678	106,628	115,066	177,271
Sales, general and administrative	37,481	54,873	42,333	22,444	20,594
Asset impairment	94,000	—	—	—	—

Total operating expenses	213,466	152,551	148,961	137,510	197,865

Loss from operations	(212,242)	(113,317)	(25,072)	(52,334)	(58,787)
Other income:
Gain on sale of property	—	—	—	—	17,946
Interest income, net	4,943	6,112	2,881	6,640	10,743

Total other income	4,943	6,112	2,881	6,640	28,689

Loss before income taxes	(207,299)	(107,205)	(22,191)	(45,694)	(30,098)
Income taxes	—	—	—	79	158

Net loss	$(207,299)	$(107,205)	$(22,191)	$(45,773)	$(30,256)

Net loss per common share:
Basic and diluted	$(5.45)	$(2.84)	$(0.60)	$(1.26)	$(0.93)
Shares used in calculation of net loss per common share:
Basic and diluted	38,009	37,722	36,763	36,201	32,374

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$179,385	$182,604	$273,068	$301,129	$453,168
Working capital	153,041	173,542	245,617	254,230	361,797
Total assets	276,654	389,677	483,123	519,217	554,955
Long-term debt	—	49,152	53,590	59,452	32,473
Accumulated deficit	(614,650)	(407,351)	(300,146)	(277,955)	(232,182)
Total stockholders’ equity	118,697	314,716	390,104	393,827	391,120

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia, and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of December 31, 2007, we had an accumulated deficit of $614.7 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs.

Indiplon developments.  Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials on indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, we assembled and filed NDAs with the FDA for both indiplon capsules and indiplon tablets. On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5mg and 10mg capsules were approvable (2006 FDA Approvable Letter) and that the 15mg tablets were not approvable (FDA Not Approvable Letter).

The FDA Not Approvable Letter for the tablets requested that we reanalyze certain safety and efficacy data and questioned the sufficiency of the objective sleep maintenance clinical data with the 15mg tablet in view of the fact that the majority of our indiplon tablet studies were conducted with doses higher than 15mg. We held an end-of-review meeting with the FDA related to the FDA Not Approvable Letter in October 2006. This meeting was specifically focused on determining the actions needed to bring indiplon tablets from Not Approvable to Approval in the resubmission of the NDA for indiplon tablets. The FDA has requested additional long-term safety and efficacy data with the 15mg dose for the adult population and the development of a separate dose for the elderly population. In discussions, we and the FDA noted positive efficacy data for sleep maintenance with both indiplon capsules and tablets. The evaluation of indiplon for sleep maintenance includes both indiplon capsules and tablets.

The 2006 FDA Approvable Letter requested that we reanalyze data from certain preclinical and clinical studies to support approval of indiplon 5mg and 10mg capsules for sleep initiation and middle of the night dosing. The 2006 FDA Approvable Letter also requested reexamination of the safety analyses. We held an end-of-review meeting with the FDA related to the 2006 FDA Approvable Letter in August 2006. This meeting was specifically focused on determining the actions needed to bring indiplon capsules from Approvable to Approval in the resubmission of the NDA for indiplon capsules. At the meeting the FDA requested that the resubmission include further analyses and modifications of analyses previously submitted to address questions raised by the FDA in the initial review. This reanalysis was completed. The FDA also requested, and we completed, a supplemental pharmacokinetic/food effect profile of indiplon capsules including several meal types.

On June 12, 2007, we resubmitted our NDA for indiplon 5mg and 10mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA) date of December 12, 2007. On December 12, 2007 we received an action letter from the FDA stating the indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that the resubmitted NDA had addressed the issues raised in the 2006 FDA Approvable Letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy.

We have requested and have been granted a formal meeting with the FDA, during the first quarter of 2008, to discuss the 2007 FDA Approvable Letter. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities.

On June 22, 2006, we and Pfizer agreed to terminate our collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, we reacquired all worldwide rights for indiplon capsules and tablets and are responsible for any costs associated with development, registration, marketing and commercialization of indiplon.

On October 31, 2007, we entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which we licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, we received an up-front license fee of $20 million. We are also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, we may be entitled to payments totaling an additional $115 million. Additionally, we are entitled to royalties from DSP on future sales of indiplon in Japan.

Restructuring programs and tender offer.  In July 2006 and August 2006, we announced a restructuring program to prioritize research and development efforts and implement cost containment measures. As a result, we terminated our entire sales force in July 2006 and reduced our research and development and general and administrative staff in San Diego by approximately 100 employees in August 2006. In connection with this restructuring, we recorded a one-time charge of approximately $9.5 million in the third quarter of 2006, of which $2.8 million was included in research and development expense and $6.7 million was included in sales, general and administrative expense. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to these reductions in force. Substantially all of these expenses were paid in cash during the third quarter of 2006.

On September 26, 2006, we completed a Tender Offer (Offer) to holders of outstanding options to purchase our common stock under our 2003 Incentive Stock Plan (2003 Plan), 1992 Incentive Stock Plan (the 1992 Plan) and 2001 Stock Option Plan, as amended (the 2001 Plan). The Offer was for holders of options under the 2003 Plan to cancel their options in exchange for a lesser number of new options (a two-for-one exchange ratio) to purchase shares of our common stock issued under the 2003 Plan and for holders of options under the 1992 Plan and 2001 Plan to cancel one-half of their options and amend their remaining options to purchase shares of our common stock. The Offer was open to eligible employees and active consultants who held options with an exercise price of $20.00 or higher per share as of September 25, 2006. Certain executives and members of the Board of Directors were not eligible to participate in the Offer. Approximately 2.0 million options were exchanged or amended resulting in approximately 1.0 million new or amended option grants and approximately 1.0 million cancelled option grants at completion of the Offer. New or amended options under the Offer vest annually over a period of three years and have a weighted average exercise price of $10.90. Unamortized share based compensation expense, net of forfeiture rate, related to the Offer totaled approximately $8.7 million and is being amortized over 3 years commencing on the completion of the Offer.

In December 2007, after receipt of the 2007 FDA Approvable Letter, we announced another restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 125 employees. In connection with this restructuring, we recorded a one-time charge of approximately $6.9 million in the fourth quarter of 2007, of which $4.9 million was included in research and development expense and $2.0 million was included in general and administrative expense. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to these reductions in force. Substantially all of these expenses will be paid in cash during the first quarter of 2008. During the first quarter of 2008, we will incur an additional $2.3 million charge for severance related to certain executives and other personnel departing the Company. We expect these reductions to reduce annual expenses by approximately $18.0 million.

Asset impairment.  Additionally, during the fourth quarter of 2007, we recognized a non-cash impairment charge to earnings related to the impairment of a prepaid royalty. This prepaid royalty arose out of our acquisition, in February 2004, of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. The receipt of the 2007 FDA Approvable Letter in December 2007 raised a significant amount of uncertainty regarding future development of indiplon. Based on this significant uncertainty, we determined that the prepaid royalty was impaired, and that a non-cash charge of $94.0 million related to this impairment was required under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Litigation matters.  On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. On June 26, 2007, a second purported class action lawsuit was filed. On October 16, 2007, both purported class action lawsuits were consolidated into one action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered lead plaintiffs to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed a consolidated amended complaint, which is now the operative complaint in the litigation. The complaint alleges, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. On January 11, 2008, we and the individual defendants filed a motion to dismiss the complaint. Briefing on the motion to dismiss is expected to be completed in March 2008, and a hearing on the motion is currently scheduled for April 7, 2008.

In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter have been stayed pending resolution of the motion to dismiss the federal class action lawsuit.

We intend to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on our future financial results is not subject to reasonable estimate as of December 31, 2007.

Sale-leaseback transaction.  In December 2007, we closed the sale of our facility and associated real property for a purchase price of $109.0 million. As part of the sale we retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, we entered into a lease agreement whereby we leased back the facility for an initial term of 12 years.

Under the terms of the lease, we pay a basic annual rent of $7.6 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. We have the right to extend the lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold vacant lot. Additionally, we have a repurchase right to all of the properties which can be exercised during the fourth year of the lease.

In accordance with SFAS 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases” (“SFAS 98”) and SFAS 66 “Accounting for Sales of Real Estate” we deferred a gain of approximately $46.5 million on the sale of the building and related vacant parcel. The deferred gain on the land and building will begin to be recognized upon expiration or exercise of the repurchase option.

In lieu of a cash security deposit under the lease agreement, Wells Fargo Bank, N.A. issued on our behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.4 million with the same bank.

Shelf Registration Statement.  In November 2007, we filed a shelf registration statement with the Securities and Exchange Commission, which was declared effective in December 2007. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

Share Based Payments

We grant stock options to purchase our common stock to our employees and directors under the 2003 Plan and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for periods prior to its adoption. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for fiscal 2007 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2007 was $10.0 million.

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

Results of Operations for Years Ended December 31, 2007, 2006 and 2005

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues under collaboration agreements:
Pfizer	$12	$29,660	$121,397
GlaxoSmithKline (GSK)	126	9,074	2,492
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	487	—	—
Other	500	500	—

Total revenue under collaboration agreements	1,125	39,234	123,889
Grant income	99	—	—

Total revenues	$1,224	$39,234	$123,889

Our revenues for the year ended December 31, 2007 were $1.2 million compared with $39.2 million in 2006. This decrease in revenues is primarily due to revenue recognized in 2006 under our former collaboration agreement with Pfizer. License fees, sponsored development revenue and sales force allowance revenue recognized under our Pfizer agreement were $6.5 million, $6.6 million and $16.5 million, respectively, in 2006. Additionally, during 2006, we recognized $9.0 million in milestones under our GSK collaboration agreement. The 2006 milestones recognized under the GSK agreement relate to clinical advancements and initiation of two Phase II “proof of concept” clinical trials for generalized social anxiety disorder and irritable bowel syndrome in our CRF program. During 2007, we entered into an exclusive licensing agreement with DSP for indiplon in Japan, under which we recognized $0.5 million in revenue.

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

We expect revenues to increase during 2008 compared to 2007 primarily due to revenue recognized under the DSP agreement.

Research and development expenses decreased to $82.0 million during 2007 compared to $97.7 million in 2006. The $15.7 million decrease in research and development expenses was primarily due to cost savings related to our staff reductions in 2006. The decrease in research and development staff levels reduced personnel costs by $9.2 million (21%) in 2007 compared to 2006. External development costs decreased by $3.0 million to $24.3 million in 2007 compared to $27.3 million in 2006. External development costs for our GnRH clinical program increased to $16.7 million in 2007 compared to $11.1 million during 2006. External development costs related to our Urocortin 2 and sNRI programs decreased by $2.3 million and $1.7 million, respectively, in 2007 compared to 2006. External development costs related to our subsequently cancelled APL and H1 programs included expenses of $6.6 million during 2006. Additionally, laboratory costs decreased by $2.6 million during 2007 compared to 2006, primarily due to the staff reductions mentioned above. We currently have eight programs in various stages of research and development, including five programs in clinical development.

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

We expect research and development expenses to decrease during 2008 compared to 2007, primarily due to cost savings related to our reduction in force that occurred in 2007.

Sales, general and administrative expenses decreased to $37.5 million in 2007 compared to $54.9 million during 2006 and $42.3 million during 2005. The $17.4 million decrease in expenses from 2006 to 2007 resulted primarily from the severance program enacted in 2006, offset by costs for pre-commercialization activities related to indiplon. The $12.6 million increase in expenses from 2005 to 2006 resulted primarily from the adoption of SFAS 123R in 2006, which resulted in expense of approximately $8.3 million, and severance costs of $6.7 million. This increase in sales costs was primarily offset by revenue recognized under our sales force allowance from Pfizer.

We expect sales, general and administrative expenses to decrease significantly during 2008 primarily due to the cost savings related to the reduction in force during 2007, and ceasing of pre-commercialization activities for indiplon.

During 2007 we recognized a $94.0 million non-cash impairment charge to earnings related to the impairment of a prepaid royalty. This prepaid royalty arose out of our acquisition, in February 2004, of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. The receipt of the 2007 FDA Approvable Letter in December 2007 raised a significant amount of uncertainty regarding future development of indiplon. Based on this significant uncertainty, we determined that the prepaid royalty was impaired, and that a charge was required under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Other income decreased to $4.9 million in 2007 compared with $6.1 million during 2006. Other income was $2.9 million during 2005. The decrease in other income from 2006 to 2007 is due to lower investment income due to lower average investment balances. The increase in other income from 2005 to 2006 is due to lower interest expense and higher interest income. Interest expense decreased from $4.2 million in 2005 to $3.7 million in 2006, primarily due to maturity of debt obligations. The increase in interest income from 2005 to 2006 is primarily due to higher rate of return on our investment portfolio during 2006.

Our net loss for 2007 was $207.3 million, or $5.45 per share, compared to $107.2 million, or $2.84 per share, in 2006 and $22.2 million, or $0.60 per share, in 2005. The increase in net loss from 2006 to 2007 is due primarily due to the impairment charge of $94.0 million in 2007. The increase in net loss from 2005 to 2006 was primarily the result of $70.0 million in milestones recognized under the Pfizer collaboration agreement during 2005 combined with the adoption of SFAS 123R, which resulted in expense of $14.6 million, and severance costs of $9.5 million in 2006. These costs were partially offset by lower external development costs in 2006 of $12.1 million.

Liquidity and Capital Resources

At December 31, 2007, our cash, cash equivalents, and short-term investments totaled $179.4 million compared with $182.6 million at December 31, 2006. This decrease is primarily a result of our operating loss of $207.3 million for the year ended December 31, 2007, which includes $94.0 million of non-cash expenditures related to the prepaid royalty impairment charge. The operating loss is offset by net cash received from our sale-leaseback transaction of $61.0 million and upfront license fees received from DSP of $20.0 million. At December 31, 2006, our cash, cash equivalents, and short-term investments totaled $182.6 million compared with $273.1 million at December 31, 2005. This $90.5 million decrease is primarily a result of our operating loss of $107.2 million for the year ended December 31, 2006, offset by the receipt of $15.8 million from stock option exercises.

Net cash used in operating activities during 2007 was $59.3 million compared to $99.3 million in 2006. This decrease is primarily due to up-front fees received from DSP of $20.0 million, and the timing of accounts payable and reductions in accounts receivable. Net cash used in operating activities during 2006 was $99.3 million compared to $30.8 million in 2005. This increase is primarily due to a loss of $107.2 million compared to a net loss of $22.2 million in 2005.

Net cash provided by investing activities during 2007 was $20.8 million compared to $120.3 million in 2006 and $9.4 million in 2005. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2007, 2006, and 2005 were $0.6 million, $3.1 million, and $7.2 million, respectively. Capital purchases for 2008 are expected to be approximately $1.0 million.

On December 4, 2007, we closed the sale of our facility and associated real property for a purchase price of $109 million. As part of the sale we retired $47.7 million in mortgage debt and netted $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of our facility and associated real property, we entered into a lease agreement whereby we will lease back the facility for an initial term of 12 years and retain certain options to repurchase the facility and associated real property. In lieu of a cash security deposit under the lease agreement, Wells Fargo Bank, N.A. issued on our behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.4 million with the same bank.

Net cash provided by financing activities during 2007 was $57.2 million compared to $10.1 million in 2006 and $10.3 million in 2005. In addition to the above mentioned sale-leaseback transaction, other debt repayments (primarily related to equipment loans) were $4.5 million, $5.8 million and $6.7 million in 2007, 2006 and 2005, respectively. Additionally, cash proceeds from the issuance of common stock upon exercise of outstanding stock options and pursuant to our employee stock purchase plan were $0.6 million, $15.8 million, and $17.0 million in 2007, 2006 and 2005, respectively. We expect similar fluctuations to occur in the future, as the amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

Factors That May Affect Future Financial Condition and Liquidity

We anticipate increases in expenditures as we continue to expand our research and development activities. Because of our limited financial resources, our strategies to develop some of our programs include collaborative agreements with major pharmaceutical companies and sales of our common stock in both public and private offerings. Our collaborative agreements typically include a partial recovery of our research costs through license fees, contract research funding and milestone revenues. Our collaborators are also financially and managerially responsible for clinical development and commercialization. In these cases, the estimated completion date would largely be under the control of the collaborator. We cannot forecast, with any degree of certainty, which other proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.

The following table summarizes our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay up to $32.4 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Some of our clinical development agreements contain incentives for time-sensitive activities.

		Less than 1			More than 5
Contractual Obligations	Total	Year	1 - 3 Years	3 - 5 Years	Years
	(In thousands)

Debt	$1,486	$1,486	$—	$—	$—
Operating leases	169	132	37	—	—
Property leases	107,193	7,608	15,909	16,877	66,799
License and research agreements	945	350	280	210	105
Clinical development agreements	21,790	19,090	2,646	54	—
Other	660	660	—	—	—

Total contractual obligations	$132,243	$29,326	$18,872	$17,141	$66,904

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

The nature and efforts required to develop our product candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. This process may cost in excess of $1 billion and can take in excess of 10 years to complete for each product candidate.

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

We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock from time to time for an aggregate initial offering price up to $150 million. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on December 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of fiscal 2008. We currently are determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, that SFAS 159 will have on our consolidated results of operations and financial condition.

We adopted the following accounting standards in 2007, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

•	SFAS No. 154, “Accounting for Changes and Error Corrections”;

•	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; and

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2007 and 2006, and the results of its consolidated operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2008, expressed an unqualified opinion thereon.

As discussed in Note #1 to the consolidated financial statements, Neurocrine Biosciences, Inc. changed its method of accounting for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised) on January 1, 2006.

/s/ ERNST & YOUNG LLP

San Diego, California
February 7, 2008

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except for par value and share totals)

ASSETS
Current assets:
Cash and cash equivalents	$99,664	$80,981
Short-term investments, available-for-sale	79,721	101,623
Receivables under collaborative agreements	27	7,191
Other current assets	3,536	3,863

Total current assets	182,948	193,658
Property and equipment, net	82,598	91,378
Restricted cash	6,399	5,250
Prepaid royalty	—	94,000
Other non-current assets	4,709	5,391

Total assets	$276,654	$389,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,776	$3,213
Accrued liabilities	21,717	12,414
Deferred revenues	2,928	—
Current portion of long-term debt	1,486	4,489

Total current liabilities	29,907	20,116
Long-term deferred revenues	14,595	—
Long-term debt	—	49,152
Leaseback financing obligation	108,745	—
Other liabilities	4,710	5,693

Total liabilities	157,957	74,961
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 38,273,979 at December 31, 2007 and 37,905,988 at December 31, 2006	38	38
Additional paid-in capital	733,542	721,930
Accumulated other comprehensive (loss) income	(233)	99
Accumulated deficit	(614,650)	(407,351)

Total stockholders’ equity	118,697	314,716

Total liabilities and stockholders’ equity	$276,654	$389,677

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except loss per share data)

Revenues:
Sponsored research and development	$139	$6,716	$9,187
Milestones and license fees	986	16,038	92,702
Sales force allowance	—	16,480	22,000
Grant income	99	—	—

Total revenues	1,224	39,234	123,889
Operating expenses:
Research and development	81,985	97,678	106,628
Sales, general and administrative	37,481	54,873	42,333
Asset impairment	94,000	—	—

Total operating expenses	213,466	152,551	148,961

Loss from operations	(212,242)	(113,317)	(25,072)
Other income and (expense):
Interest income	8,866	9,834	7,039
Interest expense	(3,923)	(3,722)	(4,158)

Total other income	4,943	6,112	2,881

Loss before taxes	(207,299)	(107,205)	(22,191)
Income taxes	—	—	—

Net loss	$(207,299)	$(107,205)	$(22,191)

Net loss per common share:
Basic and diluted	$(5.45)	$(2.84)	$(0.60)

Shares used in the calculation of net loss per common share:
Basic and diluted	38,009	37,722	36,763

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

					Notes	Accumulated
			Additional		Receivable	Other		Total
	Common Stock		Paid-in	Deferred	from	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)

BALANCE AT DECEMBER 31, 2004	36,533	$37	$674,034	$(312)	$(69)	$(1,908)	$(277,955)	$393,827
Net loss	—	—	—	—	—	—	(22,191)	(22,191)
Unrealized gain on short-term investments	—	—	—	—	—	404	—	404

Comprehensive loss	—	—	—	—	—	—	—	(21,787)
Issuance of common stock for option exercises	529	—	14,457	—	—	—	—	14,457
Issuance of common stock pursuant to the Employee Stock Purchase Plan	70	—	2,514	—	—	—	—	2,514
Amortization of deferred compensation, net	—	—	98	312	—	—	—	410
Vesting acceleration of unvested options (Note 6)	—	—	614	—	—	—	—	614
Stockholder note forgiveness	—	—	—	—	69	—	—	69

BALANCE AT DECEMBER 31, 2005	37,132	37	691,717	—	—	(1,504)	(300,146)	390,104
Net loss	—	—	—	—	—	—	(107,205)	(107,205)
Unrealized gain on short-term investments	—	—	—	—	—	1,603	—	1,603

Comprehensive loss	—	—	—	—	—	—	—	(105,602)
Share-based compensation	—	—	14,365	—	—	—	—	14,365
Issuance of common stock for exercise of warrants	147	—	44	—	—	—	—	44
Issuance of common stock for option exercises	579	1	15,368	—	—	—	—	15,369
Issuance of common stock pursuant to the Employee Stock Purchase Plan	48	—	436	—	—	—	—	436

BALANCE AT DECEMBER 31, 2006	37,906	38	721,930	—	—	99	(407,351)	314,716
Net loss	—	—	—	—	—	—	(207,299)	(207,299)
Unrealized loss on short-term investments	—	—	—	—	—	(332)	—	(332)

Comprehensive loss	—	—	—	—	—	—	—	(207,631)
Share-based compensation	—	—	9,983	—	—	—	—	9,983
Reclassification of share-based compensation liability	—	—	933	—	—	—	—	933
Issuance of common stock for restricted share units vested	290	—	105	—	—	—	—	105
Issuance of common stock for option exercises	78	—	591	—	—	—	—	591

BALANCE AT DECEMBER 31, 2007	38,274	$38	$733,542	$—	$—	$(233)	$(614,650)	$118,697

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(207,299)	$(107,205)	$(22,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,404	10,566	10,094
(Gain)/Loss on sale/abandonment of assets	(129)	473	—
Deferred revenues	17,523	(6,537)	(23,137)
Asset impairment	94,000	—	—
Loan forgiveness on notes receivable	305	50	119
Non-cash compensation expense	9,983	14,365	1,025
Change in operating assets and liabilities:
Accounts receivable and other current assets	7,491	(4,812)	6,444
Other non-current assets	(534)	(476)	(636)
Other non-current liabilities	56	(43)	1,383
Accounts payable and accrued liabilities	9,866	(5,715)	(3,895)

Net cash used in operating activities	(59,334)	(99,334)	(30,794)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(94,638)	(64,044)	(382,829)
Sales/maturities of short-term investments	117,130	186,910	399,971
Deposits and restricted cash	(1,161)	525	(525)
Sale of property and equipment	129	—	—
Purchases of property and equipment, net	(624)	(3,110)	(7,235)

Net cash provided by investing activities	20,836	120,281	9,382
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	591	15,849	16,970
Principal payments on debt	(52,155)	(5,763)	(6,722)
Leaseback financing obligation	108,745	—	—
Payments received on notes receivable from employees	—	—	85

Net cash provided by financing activities	57,181	10,086	10,333

Net increase (decrease) in cash and cash equivalents	18,683	31,033	(11,079)
Cash and cash equivalents at beginning of the year	80,981	49,948	61,027

Cash and cash equivalents at end of the year	$99,664	$80,981	$49,948

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid	$3,090	$3,694	$4,454
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities.  Neurocrine Biosciences, Inc. (the Company or Neurocrine) incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia, and other neurological and endocrine related diseases and disorders.

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

Other subsidiaries of the Company include Neurocrine Continental, Inc. (formerly Neurocrine Commercial Operations, Inc.), a Delaware corporation and wholly owned subsidiary of the Company which was established to support the sales operations beginning in 2005; Neurocrine International LLC, a Delaware limited liability company in which the Company holds a 99% ownership interest and Science Park holds a 1% interest; and Neurocrine HQ Inc., a Delaware corporation and wholly owned subsidiary of the Company, both of which are primarily inactive.

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

Collaboration Agreements.  During the years ended December 31, 2007, 2006 and 2005, collaborative research and development agreements accounted for substantially all of the Company’s revenue.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Building costs are depreciated over an average estimated useful life of 25 years and equipment is over three to seven years.

Industry Segment and Geographic Information.  The Company operates in a single industry segment — the discovery and development of therapeutics for the treatment of neurological and endocrine related diseases and disorders. The Company had no foreign operations for the years ended December 31, 2007, 2006 and 2005.

Other Non-Current Assets.  Includes $4.7 million and $5.1 million, respectively, of mutual fund investments related to the Company’s nonqualified deferred compensation plan for certain employees as of December 31, 2007 and 2006, respectively. Net unrealized gains (losses) related to these mutual funds were approximately ($199,000) and $712,000 as of December 31, 2007 and December 31, 2006, respectively. Additionally, the Company has recorded a liability for these deferred compensation investments in other liabilities.

The participants in the deferred compensation plan may select from a variety of deemed investment options and have the ability to make changes in such deemed investments on a daily basis, subject to Plan limitations. A participant may elect to receive all or a portion of his or her deferred compensation on a fixed payment date of his or her choosing and may delay that fixed date, subject to plan limitations. The Board of Directors may, at its sole discretion, suspend or terminate the plan.

Other non-current assets also includes $315,000 of notes receivable from employees as of December 31, 2006. The notes are secured by real property.

Impairment of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

The Company carried as a long-lived asset on its balance sheet a prepaid royalty arising from its acquisition in February 2004 of Wyeth’s financial interest in the Company’s lead drug candidate, indiplon, for $95.0 million, consisting of $50.0 million in cash and $45.0 million in the Company’s common stock. During the fourth quarter of 2007, the Company received a second “approvable” letter from the United States Food and Drug Administration. This second letter requested additional preclinical and clinical trials, which raised a significant amount of uncertainty regarding future clinical development of indiplon. Based on this significant uncertainty, the Company determined that the prepaid royalty was impaired, and a non-cash charge of $94.0 million related to this impairment was required under SFAS 144 to write the value down to zero.

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

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License fees are received in exchange for a grant to use the Company’s proprietary technologies on an as-is basis for the term of the collaborative agreement. Milestones are received for specific scientific achievements determined at the beginning of the collaboration. These achievements are substantive and are based on the success of scientific efforts.

Comprehensive Income.  Comprehensive income is calculated in accordance with Statement of Financial Accounting Standards No. 130, “Comprehensive Income (SFAS 130).” SFAS 130 requires the disclosure of all components of comprehensive income, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income/loss consisted of unrealized gains and losses on short-term investments and is reported in the statements of stockholders’ equity.

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

Restructuring.  During the fourth quarter of 2007, the Company announced staff reductions of approximately 125 employees at its San Diego campus, as part of its restructuring program to prioritize its research and development programs. As a result, the Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a charge of approximately $6.9 million of which $4.9 million is included in research and development and $2.0 million is included in sales, general and administrative expense. The majority of this amount is expected to be paid out in the first quarter of 2008.

During the first quarter of 2008, the Company will incur an additional $2.3 million charge for severance related to certain executives and other personnel departing the Company.

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

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with Statement of Financial Accounting Standards No. 123

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(revised 2004), “Share-Based Payment” (SFAS 123R) using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances.

On August 1, 2007, the Company amended and restated the Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan (the Plan). Under the terms of the amended and restated Plan, the Company is now required to distribute shares in order to settle any share-based compensation deferred into the Plan by participants. Additionally, participants can no longer diversify share-based awards that are placed into the Plan. In accordance with SFAS 123R and EITF 97-14, “Accounting for deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”, the Company has reclassified the portion of the liability representing our obligation related to share-based compensation that had vested as of the date of the Plan modification to additional paid-in-capital. There was no effect on our previously reported net income or accumulated deficit.

Net Loss Per Share.  The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options and warrants for common stock. Potentially dilutive securities totaled 1.2 million, 1.0 million and 1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

Pro forma Financial Information.  For stock options granted prior to the adoption of SFAS 123R, the following table illustrates the pro forma effect on net income and earnings per common share as if the Company had applied the fair value recognition provisions of SFAS 123 in determining stock-based compensation for the year ended December 31, 2005 (in thousands, except loss per share data):

Net loss, as reported	$(22,191)
Stock option expense	(38,472)

Pro forma net loss	$(60,663)

Loss per share:
Basic and diluted — as reported	$(0.60)

Basic and diluted — pro forma	$(1.65)

Impact of Recently Issued Accounting Standards.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently determining whether fair value accounting is appropriate for any of the eligible items and cannot estimate the impact, if any, that SFAS 159 will have on the Company’s consolidated results of operations and financial condition.

The Company adopted the following accounting standards in fiscal 2007, none of which had a material effect on the Company’s consolidated results of operations during such period or financial condition at the end of such period:

•	SFAS No. 154, “Accounting for Changes and Error Corrections”;

•	Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; and

•	FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	SHORT-TERM INVESTMENTS

Cash, cash equivalents, and short-term investments totaled $179.4 million and $182.6 million as of December 31, 2007 and 2006, respectively. The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007
U.S. Government securities	$18,264	$9	$(5)	$18,268
Corporate debt securities	46,880	3	(30)	46,853
Other debt securities	14,600	—	—	14,600

Total investments	$79,744	$12	$(35)	$79,721

December 31, 2006
U.S. Government securities	$44,454	$—	$(281)	$44,173
Corporate debt securities	56,032	—	(332)	55,700
Other debt securities	1,750	—	—	1,750

Total investments	$102,236	$—	$(613)	$101,623

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2007 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 12 months or less	$79,744	$79,721

The following table presents certain information related to sales of available-for-sale securities (in thousands):

	Years Ended December 31,
	2007	2006	2005

Proceeds from sales	$117,130	$186,910	$399,971
Gross realized losses on sales	$—	$—	$(975)

NOTE 3.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006

Land	$25,370	$25,370
Buildings	56,919	56,884
Furniture and fixtures	3,177	3,187
Equipment	43,212	43,414

	128,678	128,855
Less accumulated depreciation	(46,080)	(37,477)

Property and equipment, net	$82,598	$91,378

For the years ended December 31, 2007, 2006 and 2005, depreciation expense was $9.4 million, $10.6 million and $10.1 million, respectively. During 2007 and 2006, the Company realized a gain(loss) of approximately $129,000 and ($473,000), respectively, related to disposal of equipment.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007 and 2006 consist of the following (in thousands):

	2007	2006

Accrued employee benefits	$4,114	$5,391
Accrued severance costs	6,924	—
Accrued development costs	4,386	3,438
Other accrued liabilities	6,293	3,585

	$21,717	$12,414

NOTE 5.	COMMITMENTS AND CONTINGENCIES

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

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109.0 million. As part of the sale the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement whereby it leased back the facility for an initial term of 12 years.

Under the terms of the lease, the Company pays a basic annual rent of $7.6 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. The Company has the right to extend the lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold vacant lot. Additionally, the Company has a repurchase right to all of the properties which can be exercised during the fourth year of the lease.

In accordance with SFAS 98 “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases” (SFAS 98) and SFAS 66 “Accounting for Sales of Real Estate” the Company deferred a gain of approximately $46.5 million on the sale of the building and related vacant parcel due to the repurchase option. The deferred gain on the land and building will begin to be recognized upon expiration or the repurchase option.

In lieu of a cash security deposit under the lease agreement, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.4 million with the same bank, characterized as restricted cash on the Company’s balance sheet. As a result of the Company’s retirement of its previously outstanding $47.7 million mortgage debt, the related letter of credit was released as well as the restriction on the mandatory deposit of $5.2 million.

The Company has entered into equipment financing arrangements with lenders to finance equipment purchases, which expire on various dates through the year 2008 and bear interest at rates between 6.3% and 7.3%. The debt obligations are repayable in monthly installments and are secured by the financed equipment.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts outstanding under these loans at December 31, 2007 and 2006 totaled $1.5 million and $5.3 million respectively.

Rent Expense.  Rent expense was $0.3 million, $1.2 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent paid under the leaseback for the buildings is treated as interest expense in accordance with SFAS 98. This totaled $0.6 million in 2007.

Licensing and Research Agreements.  The Company has entered into licensing agreements with various universities and research organizations, which are generally cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $32.4 million over the lives of these agreements, in addition to royalties on sales of the affected products at rates ranging up to 6%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

Related Party Transactions.  The Company has entered into agreements with a vendor to provide research support. An officer of this vendor also serves as a director of the Company. During 2005, the Company paid approximately $950,000 to the vendor for these research support services. Several of the Company’s officers have entered into agreements for estate tax planning. All of these officers have agreed to indemnify the Company for any payroll withholding taxes and related costs and expenses that may result from these estate tax planning initiatives.

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

Payment schedules for commitments and contractual obligations at December 31, 2007 are as follows (in thousands):

				Licenses and	Clinical
	Property	Equipment	Operating	Research	Development	Other
Fiscal Year	Lease	Debt	Leases	Agreements	Agreements	Agreements

2008	$7,608	$1,486	$132	$350	$19,090	$660
2009	7,837	—	37	140	2,570	—
2010	8,072	—	—	140	76	—
2011	8,314	—	—	105	54	—
2012	8,563	—	—	105	—	—
Thereafter	66,799	—	—	105	—	—

Total minimum payments	$107,193	$1,486	$169	$945	$21,790	$660

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	SHARE-BASED COMPENSATION

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

Since 1992, the Company has authorized a total of 14.2 million shares of common stock for issuance pursuant to its 1992 Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Plan, several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock, restricted stock units, and stock bonuses to officers, directors, employees, and consultants of the Company. Currently, all new grants of stock options are made from the 2003 Plan or through Employment Commencement Nonstatutory Stock Option Agreements. As of December 31, 2007, of the 14.2 million shares reserved for issuance under the Option Plans, 1.7 million of these shares were originally reserved for issuance pursuant to the terms of the Company’s 1992 Plan, 1996 Director Stock Option Plan and 2001 Plan and would currently be available for issuance but for the Company’s determination in 2003 not to make further grants under these plans; 6.0 million were issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards; 5.2 million were subject to outstanding options and restricted stock units; and 1.3 million remained available for future grant under the 2003 Plan. Share awards made under the 2003 Plan that are later cancelled due to forfeiture or expiration return to the pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of restricted stock units.

As a result of the adoption of SFAS 123R, the Company’s net loss for the year ended December 31, 2007 includes $10.0 million of compensation expense related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense and research and development expense ($5.7 million and $4.3 million, respectively for the year ended December 31, 2007). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the cash flow statement.

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

Vesting Provisions of Share-Based Compensation.  Stock options granted under the Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a three to four-year period. Stock bonuses granted under the Option Plans generally have vesting periods ranging from two to four years. Restricted stock units granted under the Option Plans generally have vesting periods of three years. The expense recognized under SFAS 123R is generally recognized ratably over the vesting period. However, certain retirement provisions in the Option Plans provide that employees who are age 55 or older and have five or more years of service with the Company will be entitled to accelerated vesting of all of the unvested share-based compensation awards upon

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement from the Company. In these cases, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Effective January 1, 2006, the maximum contractual term for all options granted from the 2003 Plan was reduced to seven years.

On November 7, 2005, the Company accelerated vesting of all unvested stock options to purchase shares of common stock that were held by then-current employees and had an exercise price per share equal to or greater than $50.00. Stock options to purchase approximately 472,000 shares of common stock were subject to this acceleration. The exercise prices and number of shares subject to the accelerated stock options were unchanged. The expense resulting from the acceleration was included in the pro forma results of operations for the fourth quarter of 2005 which were disclosed in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005 pursuant to SFAS 123. The acceleration of these stock options was undertaken to eliminate the future compensation expense of approximately $10.5 million that the Company would have otherwise recognized under SFAS 123R in its future consolidated statements of operations.

Stock Options.  The exercise price of all options granted during the years ended December 31, 2007, 2006 and 2005 was equal to the market value on the date of grant and, accordingly, no share-based compensation expense for such options is reflected in net income for the year ended December 31, 2005 in accordance with APB 25. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.8%	4.6%	4.2%
Expected volatility of common stock	65%	62%	34%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	4.75 years	4.3 years	5.8 years

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Except for options issued in the Offer (as defined below), the computation of the expected option term is based on a weighted-average calculation combining the average life of options that have already been exercised or cancelled with the estimated life of all unexercised options. Per Staff Accounting Bulletin 107, the Company used the simplified method to compute the expected option term for all options granted in the Offer. The simplified method was used because the contractual life of the amended or exchanged options varied from approximately three to seven years due to the terms of the Offer. The decrease in the expected option term from 2005 to 2006 is due to the decrease in the maximum term of the options granted after January 1, 2006 from ten years to seven years.

Share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2007 is based on awards ultimately expected to vest, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2007 based on historical experience. The effect of pre-vesting forfeitures for awards with monthly vesting terms has historically been negligible on the Company’s recorded expense. Pre-vesting forfeitures for awards with annual vesting terms were estimated at 10% in 2007 based on historical employee turnover experience. The effect of the restructurings has been excluded from the historical review of employee turnover because it was a one-time event and also included minimal pre-vesting forfeitures. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2007, 2006 and 2005, estimated as of the grant date using the Black-Scholes option valuation model, was $6.60, $9.73 and $17.22, respectively.

Tender Offer.  On September 26, 2006, the Company completed a Tender Offer (Offer) to holders of outstanding options to purchase its common stock under the 2003 Plan, 1992 Incentive Stock Plan (the 1992 Plan) and 2001 Stock Option Plan, as amended (the 2001 Plan). The Offer was for holders of options under the 2003 Plan to cancel their options in exchange for a lesser number of new options (at a two-for-one exchange ratio) to purchase shares of the Company’s common stock issued under the 2003 Plan and for holders of options under the 1992 Plan and 2001 Plan to cancel one-half of their options and amend their remaining options to purchase shares of the Company’s common stock. The Offer was open to eligible employees and active consultants of the Company who held options with an exercise price of $20.00 or higher per share as of September 25, 2006. Certain executives and members of the Board of Directors were not eligible to participate in the Offer. Approximately 2.0 million options were exchanged or amended resulting in approximately 1.0 million new or amended option grants and approximately 1.0 million cancelled option grants at the completion of the Offer. New or amended options under the Offer vest annually over a period of three years and have a weighted average exercise price of $10.90. Share based compensation expense related to the Offer totaled approximately $8.7 million and is being amortized over 3 years commencing on September 26, 2006.

A summary of the status of the Company’s stock options as of December 31, 2007 and of changes in options outstanding under the plans during the year ended December 31, 2007 is as follows (in thousands, except for weighted average exercise price data):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	4,264	$28.49	6,544	$38.32	5,987	$36.40
Granted/amended	604	11.44	1,609	16.87	1,321	43.14
Exercised	(78)	7.60	(578)	26.62	(560)	27.19
Canceled	(646)	45.53	(3,311)	42.36	(204)	45.38

Outstanding at December 31	4,144	$23.74	4,264	$28.49	6,544	$38.32

Options outstanding at December 31, 2007 have a weighted average remaining contractual term of 4.7 years.

For the year ended December 31, 2007, share-based compensation expense related to stock options was $5.7 million. As of December 31, 2007 and 2006, the fair value of compensation cost related to unvested stock option awards was approximately $10.3 million and $12.6 million, respectively. Compensation cost associated with unvested stock option awards as of December 31, 2007 is expected to be recognized over a remaining weighted-average vesting period of 1.7 years. As of December 31, 2007, there are approximately 3.0 million options exercisable with a weighted average exercise price of $27.53 and a weighted-average remaining contractual term of 4.3 years. The total intrinsic value, which is the amount (if any) by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2007, 2006, and 2005 was $0.4 million, $18.1 million and $13.2 million, respectively. As of December 31, 2007 the total intrinsic value, which is the amount (if any) by which the exercise price was exceeded by the closing price of the Company’s common stock as of December 31, 2007, of options outstanding and exercisable was $0.1 million and $0.1 million, respectively. Cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $15.4 million and $14.5 million, respectively. For the year ended December 31, 2007, the weighted average fair value of options exercised was $13.32.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 24, 2007, the Company entered into Stock Option Cancellation Agreements with certain of its executive officers and directors, pursuant to which certain stock options previously granted to each such executive officer or director were cancelled in exchange for a nominal payment by the Company of $100 in the aggregate. The Stock Option Cancellation Agreements indicated that other than such nominal payment, the applicable executive officer or director had not received, and would not receive, any additional consideration in exchange for the cancellation of such options. Accordingly, while each such executive officer or director will be eligible to receive future equity grants in connection with the Company’s regular grant practices, no such executive officer or director will receive any future equity award in exchange for the cancellation of such options. The Company recognized approximately $0.4 million of compensation expense in conjunction with the cancellations.

Restricted Stock Units.  Beginning in January 2006, certain employees are eligible to receive restricted stock units under the 2003 Plan. In accordance with SFAS 123R, the fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been estimated at 0% based on historical experience of stock bonus awards. As of December 31, 2007, there is approximately $6.0 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 1.8 years. The restricted stock units, at the election of eligible employees, may be subject to deferred delivery arrangement. For the year ended December 31, 2007, share-based compensation expense related to restricted stock units was $4.3 million.

A summary of the status of the Company’s restricted stock units as of December 31, 2007 and of changes in restricted stock units outstanding under the plan during the year ended December 31, 2007 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2007		2006
		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value per Unit	Units	Value per Unit

Restricted stock units outstanding at January 1	896	$13.11	—	$—
Restricted stock units granted	484	11.49	914	13.07
Restricted stock units cancelled	(32)	11.17	(18)	10.90
Restricted stock units converted into common shares	(282)	10.86	—	—

Restricted stock units outstanding at December 31	1,066	$11.12	896	$13.11

Stock Bonus Awards.  The Company granted approximately 39,000 shares of its common stock pursuant to stock bonus awards between 2003 and 2005 from the 2003 Plan. Based upon the Company’s closing stock price as of December 31, 2007, there was approximately $23,000 of unamortized compensation cost related to these stock bonus awards on that date, representing approximately 2,200 shares of common stock, which is expected to be recognized over a remaining weighted-average vesting period of approximately 1.3 years.

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

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective July 1, 2006, the Company terminated the Purchase Plan as a result of a review of the Purchase Plan’s effectiveness in providing long-term share ownership to the Company’s employees. In addition, the Purchase Plan had an insufficient amount of shares available to allow full participation by employees.

Warrants.  The Company has outstanding warrants to purchase 3,940 shares of common stock at $52.05 that expire in December 2012.

The following shares of common stock are reserved for future issuance at December 31, 2007 (in thousands):

Share based compensation plans	6,477
Warrants	4

Total	6,481

NOTE 7.	SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Dainippon Sumitomo Pharma Co., Ltd.  On October 31, 2007, the Company entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company received an up-front license fee of $20.0 million. The Company is also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, the Company may be entitled to payments totaling an additional $115.0 million. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan. As of December 31, 2007, we had recorded revenue of $0.5 million in license fees.

Pfizer.  In December 2002, the Company entered into an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and Neurocrine collaborated in the completion of the indiplon Phase III clinical program. During 2005, the Company was responsible for $5.5 million in development costs, and all other external collaboration costs were borne by Pfizer. During 2005, Pfizer supported the creation and operation of a 200-person Neurocrine sales force to detail Pfizer’s antidepressant drug Zoloft® to psychiatrists in the United States. During 2003, the Company received an upfront license fee of $100 million under the collaboration.

For the years ended December 31, 2006, and 2005, the Company recognized revenue of $6.6 million and $8.7 million, respectively, from the reimbursement of clinical development expenses under the Pfizer agreement. The Company also amortized into revenue $6.5 million, and $20.7 million of the upfront license fee for the years ended December 31, 2006, and 2005, respectively. During 2005, the Company received a $70.0 million milestone payment from Pfizer related to the FDA’s accepting for review the NDA filings for the indiplon capsules and tablets. The Company also recognized $16.5 million and $22.0 million from Pfizer during 2006 and 2005, respectively, as a sales force allowance for the building and operation of the Company’s 200-person sales force.

On June 22, 2006 the Company and Pfizer agreed to terminate the collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, the Company reacquired all worldwide rights for indiplon capsules and tablets and is responsible for any further costs associated with development, registration, marketing and commercialization of indiplon.

The Company obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical, Inc. (DOV) and is responsible for specified milestone payments and royalties to DOV on net sales under the license agreement. Wyeth licensed the indiplon technology to DOV in 1998 in exchange for milestone payments and royalties on future sales of indiplon. On February 26, 2004, the Company entered into several agreements with Wyeth and DOV pursuant to which the Company acquired Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million of the Company’s common stock. The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, effectively decreasing the Company’s royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a prepaid royalty and was to be amortized over the commercialization period of indiplon, based primarily upon total estimated indiplon sales (see Note 1 for a discussion of the impairment of the prepaid royalty). Additionally, the Company is responsible for specified milestone payments up to $3.5 million to DOV Pharmaceutical under the license agreement, of which $2.0 million was paid during 2004, $1.0 million was paid in 2007 and the balance will be payable upon commercialization of indiplon.

GlaxoSmithKline.  In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK will conduct a collaborative research program for up to five years and collaborate in the development of Neurocrine’s current lead CRF compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For each of the years ended December 31, 2007, 2006 and 2005, the Company recognized $0.1 million, $9.1 million and $2.5 million, respectively, in revenue under the GSK agreement. The sponsored research portion of this collaboration agreement ended in 2005.

NOTE 8.	INCOME TAXES

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2007.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2007, the Company had net deferred tax assets of $65.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain owners are not required to submit ownership change information with the Securities and Exchange Commission until mid-February 2008. The Company has decided to wait until this information is available and then update its Section 382 analysis regarding the limitation of the net operating loss and research and development credit carry forwards. Until this analysis has been updated the Company has removed the deferred tax assets for net operating losses of $194.4 million and research and development credits of $37.1 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2007, the Company had Federal and California income tax net operating loss carry forwards of approximately $510.8 million and $392.3 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2010 and 2007, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $25.4 million and $18.0 million, respectively. The Federal research and development credit carry forwards will begin to expire in 2007 unless previously utilized. The California research and development credit carry forwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carry forwards of approximately $256,000, which will carry forward indefinitely. At December 31, 2007, approximately $88.3 million of the net operating loss carry forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carry forwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are listed below. A valuation allowance of $65.8 million and $210.6 million at December 31, 2007 and 2006, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years (in thousands):

	2007	2006

Deferred tax assets:
Net operating loss carry forwards	$—	$186,300
Tax credit carry forwards	—	32,300
Capitalized research and development	4,000	5,100
Deferred compensation	2,800	2,700
FAS 123R expense	6,600	4,100
Unrealized losses on investments	100	600
Deferred revenue	8,000	—
Investment in LLC	13,700	(11,300)
Intangibles	28,500	(7,200)
Other	2,200	1,200

Total deferred tax assets	65,900	213,800
Deferred tax liabilities:
Fixed assets	100	3,200

Total deferred tax liabilities	100	3,200

Net deferred tax asset	65,800	210,600
Valuation allowance	(65,800)	(210,600)

Net deferred tax assets	$—	$—

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2007, 2006 and 2005, due to the following (in thousands):

	2007	2006	2005

Federal income taxes at 35%	$(72,472)	$(37,522)	$(7,767)
State income tax, net of Federal benefit	(11,906)	(6,170)	(1,077)
Tax effect on non-deductible expenses	700	(1,854)	(112)
Increase in valuation allowance(1)	83,678	45,546	8,956

	$—	$—	$—

(1)	The removal of the valuation allowance related to the net operating loss carry forwards and research and development tax credits is not included in the increase in the valuation allowance. See above explanation.

NOTE 9.	RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. The Company matches 50% of employee contributions up to 6% of eligible compensation, with cliff vesting over four years. Employer contributions were $690,000, $1,152,000 and $1,069,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 10.	LEGAL MATTERS

On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc. On June 26, 2007, a second purported class action lawsuit was filed. On October 16, 2007, both purported class action lawsuits were consolidated into one action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered lead plaintiffs to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed a consolidated amended complaint, which is now the operative complaint in the litigation. The complaint alleges, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. On January 11, 2008, Neurocrine and the individual defendants filed a motion to dismiss the complaint. Briefing on the motion to dismiss is expected to be completed in March 2008, and a hearing on the motion is currently scheduled for April 7, 2008.

In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter have been stayed pending resolution of the motion to dismiss the federal class action lawsuit.

The Company intends to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on the Company’s future financial results is not subject to reasonable estimate as of December 31, 2007.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2007 and 2006 (unaudited, in thousands, except for loss per share data):

	Quarters Ended				Year Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Dec 31

2006
Revenues	$19,476	$9,244	$1,074	$9,440	$39,234
Operating expenses	47,070	38,508	41,270	25,703	152,551
Net loss	(25,901)	(27,449)	(39,143)	(14,712)	(107,205)
Net loss per share:
Basic and diluted	$(0.69)	$(0.73)	$(1.03)	$(0.39)	$(2.84)
Shares used in the calculation of net loss per share:
Basic and diluted	37,355	37,764	37,868	37,894	37,722

2007
Revenues	$104	$48	$540	$532	$1,224
Operating expenses	27,378	27,596	29,366	129,126	213,466
Net loss	(25,720)	(26,364)	(27,240)	(127,975)	(207,299)
Net loss per share:
Basic and diluted	$(0.68)	$(0.69)	$(0.72)	$(3.35)	$(5.45)
Shares used in the calculation of net loss per share:
Basic and diluted	37,908	37,969	37,990	38,165	38,009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neurocrine Biosciences’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Neurocrine Biosciences, Inc. and our report dated February 7, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 7, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2007. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

 Report of Independent Registered Public Accounting Firm

 Consolidated Balance Sheets as of December 31, 2007 and 2006

 Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

 Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

 Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

 Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)  Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation (1)
3.2		Certificate of Amendment to Certificate of Incorporation (18)
3.3		Bylaws (1)
3.4		Certificate of Amendment of Bylaws (8)
3.5		Certificate of Amendment to Bylaws (19)
4.1		Form of Common Stock Certificate (1)
10.1		1992 Incentive Stock Plan, as amended (6)
10.2		1996 Director Stock Option Plan, as amended, and form of stock option agreement (1)
10	.3*	Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)
10.4		Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (23)
10	.5*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (3)
10	.6*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Registrant (4)
10	.7*	Collaboration and License Agreement between the Registrant and Glaxo Group Limited dated July 20, 2001 (7)
10.8		2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002 (9)
10.9		Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, as amended (5)
10.10		Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement (12)
10.11		Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Wendell Wierenga (13)
10.12		Tax Indemnity Agreement between the Registrant and Gary Lyons (10)
10.13		Tax Indemnity Agreement between the Registrant and Paul W. Hawran (10)
10.14		Tax Indemnity Agreement between the Registrant and Margaret Valeur-Jensen (10)

Exhibit
Number		Description

10.15		Tax Indemnity Agreement between the Registrant and Kevin Gorman (10)
10.16		Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and the Registrant (11)
10.17		Stock Purchase Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and the Registrant (11)
10.18		Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, the Registrant and DOV Pharmaceutical, Inc. (11)
10.19		License Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc. (11)
10.20		Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Richard Ranieri (15)
10.21		Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Christopher O’Brien (16)
10.22		Amendment dated February 7, 2006 to Collaboration and License Agreement between the Registrant and Glaxo Group Limited (21)
10.23		Amended and Restated Employment Agreement dated September 18, 2006 between the Registrant and Paul W. Hawran (20)
10.24		Consulting Agreement dated November 15, 2006 between the Registrant and Wylie Vale (17)
10.25		Consulting Agreement dated December 30, 2006 between the Registrant and Wendell Wierenga, Ph.D. (22)
10	.26**	License Agreement dated October 31, 2007 between the Registrant and Dainippon Sumitomo Pharma Co. Ltd.
10	.27**	Amendment dated October 29, 2007 to Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant
10.28		Lease dated December 4, 2007, between the Registrant and DMH Campus Investors, LLC (14)
10.29		Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of DMH Campus Investors, LLC (14)
10.30		Employment Agreement dated August 1, 2007 between the Company and Gary A. Lyons (12)
10.31		Employment Agreement dated August 1, 2007 between the Company and Kevin C. Gorman, Ph.D. (12)
10.32		Employment Agreement dated August 1, 2007 between the Company and Margaret E. Valeur-Jensen, Ph.D. (12)
10.33		Employment Agreement dated August 1, 2007 between the Company and Timothy P. Coughlin (12)
10.34		Employment Agreement dated August 1, 2007 between the Company and Richard Ranieri (12)
10.35		Employment Agreement dated August 1, 2007 between the Company and Christopher F. O’Brien M.D.
10.36		Employment Agreement dated August 1, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.
10.37		Employment Agreement dated August 1, 2007 between the Company and Haig Bozigian, Ph.D.
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32***		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 16, 2001

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 4, 2003

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004

(11)	Incorporated by reference to the Company’s Report on Form 8-K filed on March 17, 2004, as amended

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007

(13)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on September 2, 2004

(14)	Incorporated by reference to the Company’s Report on Form 8-K filed on December 10, 2007

(15)	Incorporated by reference to the Company’s Report on Form 8-K filed on June 24, 2005

(16)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 1, 2005

(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 9, 2007

(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

(20)	Incorporated by reference to the Company’s Report on Form 8-K filed on September 19, 2006

(21)	Incorporated by reference to the Company’s Report on Form 8-K filed on February 13, 2006

(22)	Incorporated by reference to the Company’s Report on Form 8-K filed on December 22, 2006.

(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 26, 1998.

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	Confidential treatment has been requested with respect to certain portions of the exhibit.

***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.
A Delaware Corporation

By:	/s/ Kevin C. Gorman
Kevin C. Gorman
President and Chief
Executive Officer

Date: February 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2008

/s/ Timothy P. Coughlin Timothy P. Coughlin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 8, 2008

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	February 8, 2008

/s/ Gary A. Lyons Gary A. Lyons	Director	February 8, 2008

/s/ Corinne H. Lyle Corinne H. Lyle	Director	February 8, 2008

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 8, 2008

/s/ Richard F. Pops Richard F. Pops	Director	February 8, 2008

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 8, 2008

/s/ Wylie W. Vale Wylie W. Vale	Director	February 8, 2008