Form 10-Q
period 2008-03-31
NEUROCRINE BIOSCIENCES INC
filed 2008-05-02
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,421,043 as of April 25, 2008.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$107,639	$99,664
Short-term investments, available-for-sale	42,106	79,721
Receivables under collaborative agreements	12	27
Other current assets	2,446	3,536

Total current assets	152,203	182,948
Property and equipment, net	80,672	82,598
Restricted cash	6,415	6,399
Other non-current assets	4,594	4,709

Total assets	$243,884	$276,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,408	$3,776
Accrued liabilities	12,620	21,717
Deferred revenues	2,919	2,928
Current portion of long-term debt	1,025	1,486

Total current liabilities	17,972	29,907
Long-term deferred revenues	13,865	14,595
Leaseback financing obligation	108,745	108,745
Other liabilities	4,636	4,710

Total liabilities	145,218	157,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 38,395,307 as of March 31, 2008 and 38,273,979 as of December 31, 2007	38	38
Additional paid-in capital	735,731	733,542
Accumulated other comprehensive loss	(1,376)	(233)
Accumulated deficit	(635,727)	(614,650)

Total stockholders’ equity	98,666	118,697

Total liabilities and stockholders’ equity	$243,884	$276,654

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Sponsored research and development	$12	$86
License fees and milestones	1,730	—
Grant revenue	9	18

Total revenues	1,751	104
Operating expenses:
Research and development	14,227	19,061
General and administrative	8,286	8,317

Total operating expenses	22,513	27,378

Loss from operations	(20,762)	(27,274)

Other income and (expense):
Interest income and other income	1,606	2,424
Interest expense	(1,921)	(870)

Total other (expense) income	(315)	1,554

Net loss	$(21,077)	$(25,720)

Net loss per common share:
Basic and diluted	$(0.55)	$(0.68)

Shares used in the calculation of net loss per common share:
Basic and diluted	38,330	37,908

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(21,077)	$(25,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,067	2,561
Gain on sale of assets	(34)	—
Deferred revenues	(739)	36
Share-based compensation expense	2,189	2,409
Change in operating assets and liabilities:
Accounts receivable and other current assets	1,105	7,532
Other non-current assets	(139)	76
Accounts payable and accrued liabilities	(11,465)	(1,717)
Other non-current liabilities	(74)	(30)

Net cash used in operating activities	(28,167)	(14,853)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(9,984)	(38,996)
Sales/maturities of short-term investments	46,688	52,555
Deposits and restricted cash	6	—
Sale of property and equipment	174	—
Purchases of property and equipment	(281)	(65)

Net cash provided by investing activities	36,603	13,494

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	—	73
Principal payments on debt	(461)	(1,238)

Net cash used in financing activities	(461)	(1,165)

Net increase (decrease) in cash and cash equivalents	7,975	(2,524)
Cash and cash equivalents at beginning of the period	99,664	80,981

Cash and cash equivalents at end of the period	$107,639	$78,457

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the audited financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia and other neurological and endocrine related diseases and disorders. The Company currently has eight programs in various stages of research and development, including five programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations with pharmaceutical companies for two of its programs.
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on its consolidated results of operations and financial condition as the fair value option was not elected for any of the Company’s financial assets or financial liabilities.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on its consolidated results of operations and financial condition.

     In June 2007, the FASB ratified EITF Issue No. 07-3 (EITF No. 07-3), “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF No. 07-3 on January 1, 2008 and the adoption of EITF No. 07-3 did not have a material impact on its consolidated results of operations and financial condition.
4. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended March 31, 2008 and 2007 includes $2.2 million and $2.4 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $6.6 million and $10.8 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.2 years and 2.6 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended
	March 31,
	2008	2007
General and administrative	$1.3	$1.3
Research and development	0.9	1.1
     Cash received from stock option exercises for the three months ended March 31, 2007 was $73,000. There were no stock option exercises for the three months ended March 31, 2008. During the first three months of 2008, the Company issued approximately 121,000 shares of common stock upon vesting of RSUs.
Stock Option Assumptions
     The exercise price of all options granted during the three month periods ended March 31, 2008 and 2007 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Risk-free interest rate	2.49%	4.79%
Expected volatility of common stock	68.74%	65.76%
Dividend yield	0.0%	0.0%
Expected option term	4.75 years	4.75 years
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
6. FAIR VALUE MEASUREMENTS
     As described in Note 3, the Company adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
     Level 1: Observable inputs such as quoted prices in active markets;
     Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     The Company’s short-term investments at March 31, 2008 include (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain the highest credit rating of AAA.
     At present, in the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or they mature. At this time, the Company has not obtained sufficient evidence to conclude that these auction rate securities will not be settled in the short term, although the market for these investments is presently uncertain. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify them as long-term investments. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models the Company recorded an unrealized loss of approximately $1.0 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that the Company has concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. The carrying value in short-term investments for these auction rate securities at March 31, 2008 is approximately $21.6 million.
     The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.
     Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     Assets measured at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$78,854	$78,854	—	—
Commercial paper	29,713	29,713	—	—
Corporate debt securities	13,458	13,458	—	—
U.S. Government securities	13,435	13,435	—	—
Auction rate securities (1)	21,625	—	—	$21,625

Total	$157,085	$135,460	$—	$21,625

     Activity for assets measured at fair value during the three month period ended March 31, 2008 using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Beginning balance	$—
Total gains or losses (realized/unrealized) included in other comprehensive income	(975)
Transfers in and/or out of Level 3	22,600

Ending balance	$21,625

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

(1)	The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) its market required rate of return.

7. SHORT-TERM INVESTMENTS AVAILABLE FOR SALE
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
8. IMPAIRMENT OF LONG-LIVED ASSETS
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
9. RESTRUCTURING CHARGES
     In December 2007, the Company announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, the Company reduced its research and development and general and administrative staff in San Diego by approximately 125 employees. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the first quarter of 2008. During the first quarter of 2008, the Company recorded an additional net charge of $2.1 million (primarily all general and administrative expense) for severance related to certain executives and other personnel departing the Company. The Company expects this restructuring to reduce annual expenses by approximately $19.0 million.
     As of March 31, 2008, the Company had a remaining balance of approximately $3.5 million of accrued restructuring expenses included in the Condensed Consolidated Balance Sheet. This liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability for the first quarter of 2008 are as follows (in thousands):

Accrual balance as of December 31, 2007	$6,924
Payments	(5,520)
Additional accruals	2,357
Adjustments	(213)

Accrual balance as of March 31, 2008	$3,548

10. RETENTION PROGRAM
     On February 27, 2008, the Board approved an employee retention program (Retention Program) to provide the Company with a mechanism to retain its non-officer and executive officer employees who were not subject to the Company’s December 2007 restructuring program. As part of the Retention Program, the Board approved a one-time cash retention payment totaling $3.2 million, 60% of which was paid in the first quarter of 2008 and the remaining 40% of which is payable at the end of 2008, assuming such individual remains in good standing as an employee at such time. In addition, the Board approved the issuance of RSUs covering an aggregate of 1,203,000 shares and stock options covering an aggregate of 501,000 shares to its executive officers and certain employees, all of which were issued in the first quarter of 2008.
11. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.1 million and 1.6 million for the three months ended March 31, 2008 and 2007, respectively.

12. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on short-term investments. For the three months ended March 31, 2008 and 2007, comprehensive loss was $22.2 million and $25.5 million, respectively.
13. REVENUE RECOGNITION
     Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis and do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.
14. RESEARCH AND DEVELOPMENT
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
15. INCOME TAXES
     On July 13, 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB No. 109”. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2007 and at March 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the first quarter of 2008.
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.
     The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2008, the Company had net deferred tax assets of $65.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date. The Company has not completed an update of its Section 382 analysis subsequent to January 31, 2007. Until this analysis has been updated the Company has removed the deferred tax assets for net operating losses of $194.4 million and research and development credits of $37.1 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
16. LITIGATION
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB.  On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed.  On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB.  The court also selected lead plaintiffs and ordered them to file a consolidated complaint.  On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which is now the operative complaint in the litigation.  The CAC alleges, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit.  On January 11, 2008, the Company and the individual defendants filed a motion to dismiss the CAC. A hearing on the motion was conducted on April 22, 2008. No ruling has been issued at this time.
     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Supreme Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. All proceedings in this matter have been stayed pending resolution of the motion to dismiss the federal class action lawsuit.
     The Company intends to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on the Company’s future financial results is not subject to reasonable estimate as of March 31, 2008.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia and other neurological and endocrine related diseases and disorders. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we are in collaborations with pharmaceutical companies for two of our programs. Our lead clinical development program, GnRH, is a drug candidate for the treatment of endometriosis.
     In December 2007, we announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 125 employees. In connection with this restructuring, we recorded a one-time charge of approximately $6.9 million in the fourth quarter of 2007, of which $4.9 million was included in research and development expense and $2.0 million was included in general and administrative expense. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the first quarter of 2008. During the first quarter of 2008, we incurred an additional $2.1 million charge (net) for severance related to certain executives and other personnel departing the Company. We expect this restructuring to reduce annual expenses by approximately $19.0 million.
     On February 27, 2008, we approved an employee retention program (Retention Program) to provide us with a mechanism to retain our non-officer and executive officer employees who were not subject to our December 2007 restructuring program. As part of the Retention Program, we approved a one-time cash retention payment totaling $3.2 million; 60% of which was paid in the first quarter of 2008 and the remaining 40% of which is payable at the end of 2008, assuming such individual remains in good standing as an employee at such time. In addition, we approved the issuance of restricted stock units (RSUs) covering an aggregate of 1,203,000 shares and stock options covering an aggregate of 501,000 shares to our executive officers and certain employees, all of which were issued in the first quarter of 2008.
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

     Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.
     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D and clinical trials at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D costs; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.
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
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment.” Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $2.2 million and $2.4 million, respectively.
     Stock option awards and RSUs generally vest over a three to four year period and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized under SFAS 123R, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.
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
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
     Revenues were $1.8 million for the first quarter of 2008 compared with $0.1 million for the respective period last year. The increase in revenues for the three months ended March 31, 2008, compared with the respective period in 2007, is primarily from revenues recognized in 2008 under our collaboration agreements with GlaxoSmithKline (GSK) and Dainippon Sumitomo Pharma Co. Ltd (DSP). During the first quarter of 2008, we recognized a $1.0 million milestone from GSK related to clinical advancements of our CRF program. During the first quarter of 2008, we also recognized $0.7 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees. We recognized $74,000 and $12,000 in revenue in the form of sponsored development funding from GSK and Pfizer, respectively, during the first quarter of 2007.
     Research and development expenses decreased to $14.2 million for the first quarter of 2008 compared with $19.1 million for the respective period in 2007. This decrease in research and development expenses is primarily due to cost savings related to our restructuring during the fourth quarter of 2007, coupled with lower external development costs. The decrease in staff levels reduced personnel costs by $3.3 million, from $8.5 million in the first quarter of 2007, to $5.2 million in the first quarter of 2008. Additionally, laboratory costs decreased by $0.5 million in the first quarter of 2008 compared to the same period in 2007. External development costs decreased by $0.9 million to $4.1 million in the first quarter of 2008 compared to $5.0 million in the same period last year. External development spending on our GnRH program increased from $3.4 million in the first quarter of 2007 to $3.7 million in the first quarter of 2008. The increase in our GnRH external development spending was offset by decreased costs in other external development programs. We currently have eight programs in various stages of research and development, including five programs in clinical development.
     General and administrative expenses were $8.3 million for the first quarter of 2008 compared with $8.3 million during the same period last year. The Company incurred $2.2 million of restructuring charges in the first quarter of 2008. This cost was offset by cost savings related to the restructuring implemented in the fourth quarter of 2007.
     Other income (expense) decreased from $1.6 million during the first quarter of 2007 to $(0.3) million for the first quarter of 2008. The decrease resulted primarily from rent payments made under our facilities sale-leaseback agreement that are recorded as interest expense under sale-leaseback accounting rules. Additionally, investment income for the first quarter of 2008 is lower than in the prior year period, primarily due to lower interest rates.
     Net loss for the first quarter of 2008 was $21.1 million, or $0.55 per share, compared to $25.7 million, or $0.68 per share, for the same period in 2007. This decrease in net loss is due primarily to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the quarters ended March 31, 2008 and 2007.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.

LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2008, our cash, cash equivalents, and short-term investments totaled $149.7 million compared with $179.4 million at December 31, 2007. The decrease in cash balances at March 31, 2008 resulted primarily from our net loss of $21.1 million and cash payments related to our December 2007 restructuring program of $5.5 million, and a reduction in accounts payable from the prior year of approximately $6.0 million.
     Our short-term investments at March 31, 2008 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, we now earn a higher interest rate according to the terms of these securities. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of our auction rate securities maintain the highest credit rating of AAA.
     At present, in the event we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or they mature. At this time, we have not obtained sufficient evidence to conclude that these auction rate securities will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We do not have a need to access these funds for operational purposes in the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify them as long-term investments. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we recorded an unrealized loss of approximately $1.0 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that we concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. The carrying value in short-term investments for these auction rate securities at March 31, 2008 is $21.6 million.
     The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.
     Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     Net cash used in operating activities during the first quarter of 2008 was $28.2 million compared with $14.9 million during the same period last year. This fluctuation resulted primarily from $11.5 million in payments made to reduce accounts payable and accrued liabilities (including accrued severance) in the first quarter of 2008 versus only $1.7 million in corresponding payments made for the same period in 2007 and by a reduction in accounts receivable in the first three months of 2007 of $7.5 million compared to a corresponding decrease of only $1.1 million in the same period during 2008.
     Net cash provided by investing activities during the first quarter of 2008 was $36.6 million compared to $13.5 million for the first quarter of 2007. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     Net cash used in financing activities during the first quarter of 2008 was $0.5 million compared to $1.2 million for the respective period last year. This fluctuation resulted primarily from cash payments made on outstanding debt obligations.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on March 31, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB.  On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed.  On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB.  The court also selected lead plaintiffs and ordered them to file a consolidated complaint.  On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which is now the operative complaint in the litigation.  The CAC alleges, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit.  On January 11, 2008, Neurocrine and the individual defendants filed a motion to dismiss the CAC. A hearing on the motion was conducted on April 22, 2008. No ruling has been issued at this time.
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
     The Company intends to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on the Company’s future financial results is not subject to reasonable estimate as of March 31, 2008.
ITEM 1A. RISK FACTORS
     The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
Risks Related to Our Company
*Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
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
     For example, there is uncertainty regarding future development of indiplon as described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, and we may not be able to meet the requirements to receive regulatory approvals for it.”
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
     On June 12, 2007, we resubmitted our NDA for indiplon 5mg and 10mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. The FDA accepted the NDA resubmission and established a Prescription Drug User Fee Act (PDUFA) date of December 12, 2007. On December 12, 2007 we received an action letter from the FDA stating the indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that the resubmitted NDA had addressed the issues raised in the 2006 FDA Approvable Letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. We have requested and have been granted a formal meeting with the FDA, during the second quarter of 2008, to discuss the 2007 FDA Approvable Letter. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities.
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
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.
The price of our common stock is volatile.
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $4 per share to approximately $14 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     *Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
          Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2008, our short-term investments included $22.6 million of high-grade (AAA rated) auction rate securities issued by student loan providers. All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, the auction rate market reestablishes itself, another secondary market evolves for these securities, or to maturity. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal, until a future auction on these investments is successful, the securities are redeemed by the issuer or they mature. As of March 31, 2008, the carrying value of all auction rate securities was reduced by $1.0 million, from $22.6 million to $21.6 million, reflecting an estimated change in fair market value due solely to a lack of liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models, we recorded an unrealized loss of approximately $1.0 million in accumulated other comprehensive loss as a reduction in shareholders’ equity. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.
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

Dated: May 1, 2008	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)