Form 10-Q
period 2008-06-30
NEUROCRINE BIOSCIENCES INC
filed 2008-08-01
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0525145
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12780 EL CAMINO REAL, SAN DIEGO, CALIFORNIA	92130
(Address of principal executive office)	(Zip Code)
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,438,123 as of July 25, 2008.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$91,917	$99,664
Short-term investments, available-for-sale	19,984	79,721
Receivables under collaborative agreements	2	27
Other current assets	1,726	3,536

Total current assets	113,629	182,948
Property and equipment, net	79,434	82,598
Long–term investments	21,593	—
Restricted cash	6,568	6,399
Other non-current assets	4,446	4,709

Total assets	$225,670	$276,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,739	$3,776
Accrued liabilities	13,235	21,717
Deferred revenues	2,919	2,928
Current portion of long-term debt	601	1,486

Total current liabilities	19,494	29,907
Long-term deferred revenues	13,135	14,595
Leaseback financing obligation	108,745	108,745
Other liabilities	4,455	4,710

Total liabilities	145,829	157,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 38,437,623 as of June 30, 2008 and 38,273,979 as of December 31, 2007	38	38
Additional paid-in capital	738,011	733,542
Accumulated other comprehensive income	(1,510)	(233)
Accumulated deficit	(656,698)	(614,650)

Total stockholders’ equity	79,841	118,697

Total liabilities and stockholders’ equity	$225,670	$276,654

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Sponsored research and development	$4	$21	$16	$107
License fees and milestones	730	—	2,460	—
Grant revenue	—	27	9	45

Total revenues	734	48	2,485	152
Operating expenses:
Research and development	16,186	18,789	30,413	37,850
General and administrative	4,665	8,807	12,951	17,124

Total operating expenses	20,851	27,596	43,364	54,974

Loss from operations	(20,117)	(27,548)	(40,879)	(54,822)
Other income and (expense):
Interest income and other income	1,060	2,032	2,666	4,456
Interest expense	(1,914)	(848)	(3,835)	(1,718)

Total other (expense) income, net	(854)	1,184	(1,169)	2,738

Net loss	$(20,971)	$(26,364)	$(42,048)	$(52,084)

Net loss per common share:
Basic and diluted	$(0.55)	$(0.69)	$(1.10)	$(1.37)

Shares used in the calculation of net loss per common share:
Basic and diluted	38,421	37,969	38,376	37,938

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(42,048)	$(52,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,067	5,027
Gain on sale of assets	(198)	—
Deferred revenues	(1,469)	9
Share-based compensation expense	4,436	5,203
Change in operating assets and liabilities:
Accounts receivable and other current assets	1,835	7,756
Other non-current assets	(27)	94
Accounts payable and accrued liabilities	(9,519)	36
Other non-current liabilities	(255)	352

Net cash used in operating activities	(43,178)	(33,607)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(19,042)	(48,647)
Sales/maturities of investments	56,187	54,795
Restricted cash	(157)	—
Sale of property and equipment	450	—
Purchases of property and equipment	(1,155)	(173)

Net cash provided by investing activities	36,283	5,975
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	33	573
Principal payments on debt	(885)	(2,437)

Net cash used in financing activities	(852)	(1,864)

Net decrease in cash and cash equivalents	(7,747)	(29,496)
Cash and cash equivalents at beginning of the period	99,664	80,981

Cash and cash equivalents at end of the period	$91,917	$51,485

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2007 and the three months ended March 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2008, respectively, filed with the SEC.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia and other neurological and endocrine-related diseases and disorders. The Company currently has eight programs in various stages of research and development, including five programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations with pharmaceutical companies for two of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations and financial condition as the fair value option was not elected for any of the Company’s financial assets or financial liabilities.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

     In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF No. 07-3), which requires nonrefundable advance payments for goods and services that will be used or rendered for future research and development activities to be deferred and capitalized. These amounts will be recognized as expense in the period that the related goods are delivered or the related services are performed. EITF No. 07-3 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of EITF No. 07-3 on January 1, 2008 and the adoption of EITF No. 07-3 did not have a material impact on its consolidated results of operations and financial condition.
4. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended June 30, 2008 and 2007 includes $2.2 million and $2.8 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The Company’s net loss for the six months ended June 30, 2008 and 2007 includes $4.4 million and $5.2 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $5.5 million and $9.5 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 and 2.3 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
General and administrative	$1.2	$1.5	$2.5	$2.8
Research and development	1.0	1.3	1.9	2.4
     Cash received from stock option exercises for the six months ended June 30, 2008 and 2007 was $33,000 and $0.6 million, respectively. The Company issued approximately 164,000 shares of common stock pursuant to stock option exercises, the vesting of RSUs, and distributions of stock awards from the Company’s deferred compensation plan during the six months ended June 30, 2008.
Stock Option Assumptions
     The exercise price of all options granted during the six month periods ended June 30, 2008 and 2007 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008		2007
Risk-free interest rate	3.36%		4.97%		2.65%		4.82%
Expected volatility of common stock	67.99%		62.91%		68.60%		65.36%
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected option term	4.75	years	4.75	years	4.75	years	4.75	years
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
     The Company’s long-term investments at June 30, 2008 include (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury Bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     At present, in the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models the Company has recorded an unrealized loss of approximately $1.0 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that the Company has concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. The carrying value in long-term investments for these auction rate securities at June 30, 2008 is approximately $21.6 million.
     The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis valuation model as of June 30, 2008. The key driver of this valuation model is the expected term to redemption. Changes to this assumption one year in either direction did not have a material impact on the valuation of the Company’s auction rate securities portfolio at June 30, 2008. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expected term to liquidity. The significant assumptions of this valuation model were discount margins ranging from 166 to 230 basis points and an estimated term to liquidity of 2.5 years. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

     Factors that may impact the valuation of the Company’s auction rate securities portfolio include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     Assets measured at fair value as of June 30, 2008 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	6/30/2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$78,616	$78,616	—	—
Commercial paper	19,870	19,870	—	—
Corporate debt securities	10,981	10,981	—	—
U.S. Government securities	9,002	9,002	—	—
Auction rate securities (1)	21,593	—	—	$21,593

Total	$140,062	$118,469	$—	$21,593

     Activity for assets measured at fair value during the six month period ended June 30, 2008 using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Beginning balance as of March 31, 2008	$21,625
Total unrealized gains or losses included in other comprehensive income	(32)
Transfers in and/or out of Level 3	—

Ending balance	$21,593

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

(1)	The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) the expected term to liquidity; and (v) its market required rate of return.
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

9. RESTRUCTURING CHARGES
     In December 2007, the Company announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, the Company reduced its research and development and general and administrative staff in San Diego by approximately 125 employees. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the first quarter of 2008. During 2008, the Company recorded an additional net charge of $2.0 million (primarily all general and administrative expense) for severance related to certain executives and other personnel departing the Company. The Company expects this restructuring to reduce annual expenses by approximately $19.0 million.
     As of June 30, 2008, the Company had a remaining balance of approximately $2.7 million of accrued restructuring expenses included in the Condensed Consolidated Balance Sheet. This liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability for the first six months of 2008 are as follows (in thousands):

Accrual balance as of December 31, 2007	$6,924
Payments	(6,216)
Additional accruals	2,357
Adjustments	(405)

Accrual balance as of June 30, 2008	$2,660

     The Company is in the process of relocating all of its operations into one of the two buildings it currently leases, while actively marketing the other, to be vacated building to potential tenants. Upon completion of this relocation and certain other events, it is anticipated that a cease-use date will occur as defined under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” On that date, the Company will record a present value liability and a corresponding charge based on the remaining lease rentals offset by any potential sublease rentals. The Company is currently analyzing the impact that such a cease-use date event would have on its financial statements.
10. RETENTION PROGRAM
     On February 27, 2008, the Board of Directors of the Company approved an employee retention program (Retention Program) to provide the Company with a mechanism to retain its non-officer and executive officer employees who were not subject to the Company’s December 2007 restructuring program. As part of the Retention Program, the Board approved a one-time cash retention payment totaling $3.2 million, 60% of which was paid in the first quarter of 2008 and the remaining 40% of which is payable at the end of 2008, assuming such individual remains in good standing as an employee at such time. In addition, the Board approved the issuance of RSUs covering an aggregate of 1,203,000 shares and stock options covering an aggregate of 501,000 shares to its executive officers and certain employees, all of which were issued in the first quarter of 2008.
11. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.1 million and 1.8 million for the three months ended June 30, 2008 and 2007, respectively, and 0.1 million and 1.6 million for the six months ended June 30, 2008 and 2007, respectively.
12. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on investments. For the three months ended June 30, 2008 and 2007, comprehensive loss was $21.1 million and $26.1 million, respectively. For the six months ended June 30, 2008 and 2007, comprehensive loss was $43.3 million and $51.5 million, respectively.

13. REVENUE RECOGNITION
     Revenues under collaborative research agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.
14. RESEARCH AND DEVELOPMENT
     Research and development (R&D) expenses are recognized as incurred and include related salaries, contractor fees, clinical trial costs, facilities costs, administrative expenses and allocations of certain other costs. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, a method that relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2007 and at June 30, 2008, and has not recognized interest and/or penalties in the statement of operations for the first six months of 2008.
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
16. LITIGATION
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, the Company and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file an amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC), which is now the operative complaint in the litigation. On July 8, 2008, the Company and the individual defendants filed a motion to dismiss the SAC. A hearing on the motion to dismiss the SAC is scheduled to occur on September 2, 2008.
     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Supreme Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on the Company’s behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. All proceedings in this matter have been stayed pending resolution of the motion to dismiss the SAC.
     The Company intends to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on the Company’s future financial results is not subject to reasonable estimate as of June 30, 2008.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2007 and the three months ended March 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, respectively.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, irritable bowel syndrome, anxiety, depression, pain, diabetes, insomnia and other neurological and endocrine-related diseases and disorders. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we are in collaborations with pharmaceutical companies for two of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.

     In December 2007, we announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 125 employees. In connection with this restructuring, we recorded a one-time charge of approximately $6.9 million in the fourth quarter of 2007, of which $4.9 million was included in research and development expense and $2.0 million was included in general and administrative expense. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the first quarter of 2008. During the first six months of 2008, we incurred an additional $2.0 million charge (net) for severance related to certain executives and other personnel departing the Company. We expect this restructuring to reduce annual expenses by approximately $19.0 million.
     On February 27, 2008, we approved an employee retention program (Retention Program) to provide us with a mechanism to retain our non-officer and executive officer employees who were not subject to our December 2007 restructuring program. As part of the Retention Program, we approved a one-time cash retention payment totaling $3.2 million, 60% of which was paid in the first quarter of 2008 and the remaining 40% of which is payable at the end of 2008, assuming such individual remains in good standing as an employee at such time. In addition, we approved the issuance of restricted stock units (RSUs) covering an aggregate of 1,203,000 shares and stock options covering an aggregate of 501,000 shares to our executive officers and certain employees, all of which were issued in the first quarter of 2008.
     We are in the process of relocating all of our operations into one of the two buildings we currently lease, while actively marketing the other, to be vacated building to potential tenants. Upon completion of this relocation and certain other events, it is anticipated that a cease-use date will occur as defined under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” On that date, we will record a present value liability and corresponding charge based on the remaining lease rentals offset by any potential sublease rentals. We are currently analyzing the impact that such a cease-use date event would have on our financial statements.
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
     Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.
     Research and development (R&D) expenses include related salaries, contractor fees, facilities costs, administrative expenses and allocations of corporate costs. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, grants and in-licensing arrangements. In addition, we fund R&D and clinical trials at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, a method that relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D costs; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

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
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment (SFAS 123R).” Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2008 and 2007 was $2.2 million and $2.8 million, respectively. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2008 and 2007 was $4.4 million and $5.2 million, respectively.
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
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
     Revenues were $0.7 million for the three months ended June 30, 2008 compared with $48,000 for the respective period last year. The increase in revenues for the three months ended June 30, 2008, compared with the respective period in 2007, is primarily from revenues recognized in 2008 under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP). During the second quarter of 2008, we recognized $0.7 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees. We recognized $21,000 in revenue in the form of sponsored development funding from GlaxoSmithKline (GSK) during the second quarter of 2007.
     Research and development expenses decreased to $16.2 million for the second quarter of 2008 compared with $18.8 million for the respective period in 2007. This decrease in research and development expenses is primarily due to cost savings related to our restructuring during the fourth quarter of 2007. The decrease in staff levels reduced personnel costs by $2.9 million, from $8.2 million in the second quarter of 2007 to $5.3 million in the second quarter of 2008. Additionally, laboratory costs decreased by $0.9 million in the second quarter of 2008 compared to the same period in 2007. These reductions were offset by an increase in external development costs of $2.5 million. External development spending in our elagolix program increased from $2.2 million in the second quarter of 2007 to $5.7 million in the second quarter of 2008. The increase in our elagolix external development spending was partially offset by decreased external development costs in other programs. We currently have eight programs in various stages of research and development, including five programs in clinical development.

     General and administrative expenses were $4.7 million for the second quarter of 2008 compared with $8.8 million during the same period last year. This decrease in general and administrative expenses is primarily due to cost savings related to our restructuring implemented in the fourth quarter of 2007.
     Other income (expense) decreased from $1.2 million during the second quarter of 2007 to $(0.9) million for the second quarter of 2008. The decrease resulted primarily from rental payments made under our facilities’ sale-leaseback agreement that are recorded as interest expense under sale-leaseback accounting rules. Additionally, investment income for the second quarter of 2008 is lower than in the prior year period, primarily due to lower cash balances and interest rates.
     Net loss for the second quarter of 2008 was $21.0 million, or $0.55 per share, compared to $26.4 million, or $0.69 per share, for the same period in 2007. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007.
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
     Revenues were $2.5 million for the six months ended June 30, 2008 compared with $0.2 million for the respective period last year. During the six months ended June 30, 2008, we recognized a $1.0 million milestone from GSK related to clinical advancements of our CRF program and $1.5 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees. We recognized $95,000 in revenue in the form of sponsored development funding from GSK during the six months ended June 30, 2007.
     Research and development expenses decreased to $30.4 million for the first half of 2008 compared with $37.9 million for the respective period in 2007. This decrease in research and development expenses is primarily due to cost savings related to our restructuring implemented in the fourth quarter of 2007. The decrease in staff levels reduced personnel costs by $6.2 million, from $16.7 million in the first six months of 2007 to $10.5 million in the first six months of 2008. Additionally, laboratory costs decreased by $1.9 million in the first half of 2008 compared to the same period in 2007. External development costs increased by $1.6 million to $11.0 million in the first half of 2008 compared to $9.4 million in the same period last year. External development spending in our elagolix program increased from $5.6 million in the first six months of 2007 to $9.4 million in the first six months of 2008. The increase in our elagolix external development spending was offset by decreased costs in other external development programs.
     General and administrative expenses were $13.0 million for the six months ended June 30, 2008 compared with $17.1 million during the same period last year. We incurred a $2.0 million restructuring charge (net) in the first half of 2008. This charge was offset by cost savings related to the restructuring implemented in the fourth quarter of 2007.
     Other income (expense) decreased from $2.7 million during the first six months of 2007 to $(1.2) million for the first six months of 2008. The decrease resulted primarily from rent payments made under our facilities sale-leaseback agreement that are recorded as interest expense under sale-leaseback accounting rules. Additionally, investment income for the first half of 2008 was lower than in the prior year period, primarily due to lower cash balances and interest rates.
     Net loss for the first half of 2008 was $42.0 million, or $1.10 per share, compared to $52.1 million, or $1.37 per share, for the same period in 2007. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the six months ended June 30, 2008 and 2007.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.

LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2008, our cash, cash equivalents, and investments totaled $133.5 million compared with $179.4 million at December 31, 2007. The decrease in cash and investment balances at June 30, 2008 resulted primarily from our net loss of $42.0 million, cash payments related to our December 2007 restructuring program of $6.2 million and a reduction in accounts payable from the prior year of approximately $3.3 million.
     Our long-term investments at June 30, 2008 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, we now earn a higher interest rate according to the terms of these securities. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are schedule to ultimately mature between 2030 and 2047.
     At present, in the event we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We do not have a need to access these funds for operational purposes in the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have recorded an unrealized loss of approximately $1.0 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that we concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. The carrying value in long-term investments for these auction rate securities at June 30, 2008 is $21.6 million.
     The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2008. The key driver of this valuation model is the expected term to redemption. Changes to this assumption one year in either direction did not have a material impact on the valuation of our auction rate securities portfolio at June 30, 2008. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expected term to liquidity. The significant assumptions of this valuation model were discount margins ranging from 166 to 230 basis points and an estimated term to liquidity of 2.5 years. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.
     Factors that may impact the valuation of our auction rate securities portfolio include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     Net cash used in operating activities during the first half of 2008 was $43.2 million compared with $33.6 million during the same period last year. Net loss for the first half of 2008 was $42.0 million compared to $52.1 million for the same period in 2007. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007. The fluctuation in cash used in operating activities also resulted from $9.5 million in payments made to reduce accounts payable and accrued liabilities (including accrued severance) in the first half of 2008 and by a reduction in accounts receivable and other current assets in the first six months of 2007 of $7.8 million compared to a corresponding decrease of only $1.8 million in the same period during 2008.

     Net cash provided by investing activities during the first six months of 2008 was $36.3 million compared to $6.0 million for the first six months of 2007. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     Net cash used in financing activities during the first half of 2008 was $0.9 million compared to $1.9 million for the respective period last year. This fluctuation resulted primarily from cash payments made on outstanding debt obligations.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on June 30, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.
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
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, we and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file an amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC), which is now the operative complaint in the litigation. On July 8, 2008, the Company and the individual defendants filed a motion to dismiss the SAC. A hearing on the motion to dismiss the SAC is scheduled to occur on September 2, 2008.
     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter have been stayed pending resolution of the motion to dismiss the SAC.

     We intend to take all appropriate action in responding to all of the complaints. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on our future financial results is not subject to reasonable estimate as of June 30, 2008.
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
*Our pending securities class action litigation could divert management’s attention and harm our business.
     The market price of our common stock declined significantly following our May 16, 2006 announcement of the FDA’s action letters with respect to indiplon. In June 2007, two class action lawsuits (which have since been consolidated) were filed alleging, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. Also in June 2007, a shareholder derivative lawsuit was filed alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties by directing us to make allegedly false statements about such matters. In January 2008, we and the individual officers and directors filed a motion to dismiss the consolidated class action lawsuit, which the court granted in April 2008 but gave the lead plaintiffs leave to file an amended complaint. In June 2008, the lead plaintiffs filed an amended complaint to which we and the individual defendants filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss the amended complaint is scheduled for September 2008. The shareholder derivative lawsuit has been stayed pending resolution of the motion to dismiss the amended complaint. We cannot currently predict the outcome of this litigation, which may be expensive and divert our management’s attention and resources from operating the business. Additionally, we may not be successful in having such litigation dismissed or settled within the limits of our insurance.
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
*There is uncertainty regarding future development of our product candidate, indiplon, and we may not be able to meet the requirements to receive regulatory approvals for it.
     On December 12, 2007 we received an action letter from the FDA stating that indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that our resubmitted NDA for indiplon 5mg and 10mg capsules had addressed the issues raised in a previous approvable letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities. We met with the FDA in July 2008 to discuss the 2007 FDA Approvable Letter and we are awaiting their written minutes of this meeting.

     The process of preparing and resubmitting the NDA for indiplon will require significant resources and could be time consuming and subject to unanticipated delays and cost. As a result of the 2007 FDA Approvable Letter, there is a significant amount of uncertainty regarding the future development of indiplon. Should the NDA be refiled, the FDA could again refuse to approve the NDA, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and would further delay the approval process. Even if our indiplon NDA is approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.
     If we determine that it is impractical or we are unable to refile the NDA, or the FDA refuses to accept or approve the resubmitted NDA for any reason or we experience a further delay in approval and subsequent commercialization of indiplon, our business and reputation would be harmed and our stock price could decline.
We have a history of losses and expect to incur losses and negative operating cash flows for the near future, and we may never achieve sustained profitability.
     Since our inception, we have incurred significant net losses, including net losses of $207.3 million and $107.2 million for the years ended December 31, 2007 and 2006, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $614.7 million and $407.4 million as of December 31, 2007 and 2006, respectively. We do not expect to be profitable for the year ended December 31, 2008 or the foreseeable future.
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
     We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical, Inc. (DOV). In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF program, and urocortin 2 which we license from Research Development Foundation. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our elagolix program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
     We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the potential commercialization of our future products. We have no experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations. Our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:
•	contract manufacturers may encounter difficulties in achieving volume production, quality control and quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

•	switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;

•	our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and

•	drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the DEA, and other agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $4 per share to approximately $13 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
     Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2008, our long-term investments included $22.6 million of high-grade (AAA rated) auction rate securities issued by student loan providers. All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. As of June 30, 2008, the carrying value of all auction rate securities had been reduced by $1.0 million, from $22.6 million to $21.6 million, reflecting an estimated change in fair market value due solely to a lack of liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models, we have recorded an unrealized loss of approximately $1.0 million in accumulated other comprehensive loss as a reduction in shareholders’ equity. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Incorporated by reference to Item 8.01 of our Current Report on Form 8-K filed on May 28, 2008.
ITEM 6. EXHIBITS

3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (2)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Bylaws (3)
3.5	Certificate of Amendment of Bylaws (4)
10.1	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended, and form of stock option agreement and restricted stock unit agreement.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 31, 2008	/s/ Timothy P. Coughlin

Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)