Form 10-Q
period 2008-09-30
NEUROCRINE BIOSCIENCES INC
filed 2008-10-28
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0525145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12780 EL CAMINO REAL, SAN DIEGO, CALIFORNIA	92130
(Address of principal executive office)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,598,123 as of October 24, 2008.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$80,125	$99,664
Short-term investments, available-for-sale	16,824	79,721
Receivables under collaborative agreements	163	27
Other current assets	1,698	3,536

Total current assets	98,810	182,948
Property and equipment, net	77,309	82,598
Long–term investments	21,255	—
Restricted cash	6,441	6,399
Other non-current assets	3,918	4,709

Total assets	$207,733	$276,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,988	$3,776
Accrued liabilities	12,785	21,717
Deferred revenues	2,926	2,928
Current portion of long-term debt	276	1,486

Total current liabilities	18,975	29,907
Long-term deferred revenues	12,405	14,595
Leaseback financing obligation	108,745	108,745
Other liabilities	3,961	4,710

Total liabilities	144,086	157,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 38,589,790 as of September 30, 2008 and 38,273,979 as of December 31, 2007	39	38
Additional paid-in capital	739,761	733,542
Accumulated other comprehensive loss	(1,744)	(233)
Accumulated deficit	(674,409)	(614,650)

Total stockholders’ equity	63,647	118,697

Total liabilities and stockholders’ equity	$207,733	$276,654

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Sponsored research and development	$32	$13	$48	$120
License fees and milestones	729	500	3,189	500
Grant revenue	—	27	9	72

Total revenues	761	540	3,246	692
Operating expenses:
Research and development	12,993	19,795	43,406	57,645
General and administrative	3,472	9,571	16,423	26,695

Total operating expenses	16,465	29,366	59,829	84,340

Loss from operations	(15,704)	(28,826)	(56,583)	(83,648)
Other income and (expense):
Interest income and other income (expense)	(93)	2,413	2,573	6,869
Interest expense	(1,914)	(827)	(5,749)	(2,545)

Total other (expense) income, net	(2,007)	1,586	(3,176)	4,324

Net loss	$(17,711)	$(27,240)	$(59,759)	$(79,324)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.72)	$(1.56)	$(2.09)

Shares used in the calculation of net loss per common share:
Basic and diluted	38,446	37,990	38,399	37,956

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(59,759)	$(79,324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,037	7,238
Gain on sale and disposal of assets	(84)	(126)
Realized loss on auction rate securities	717	—
Deferred revenues	(2,192)	36
Share-based compensation expense	6,187	7,757
Change in operating assets and liabilities:
Accounts receivable and other current assets	1,702	7,707
Other non-current assets	(13)	(512)
Accounts payable and accrued liabilities	(9,720)	1,667
Other non-current liabilities	(749)	449

Net cash used in operating activities	(57,874)	(55,108)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(36,926)	(50,466)
Sales/maturities of investments	77,132	78,245
Restricted cash	(30)	—
Sale of property and equipment	521	126
Purchases of property and equipment	(1,185)	(491)

Net cash provided by investing activities	39,512	27,414
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	33	575
Principal payments on debt	(1,210)	(3,512)

Net cash used in financing activities	(1,177)	(2,937)

Net decrease in cash and cash equivalents	(19,539)	(30,631)
Cash and cash equivalents at beginning of the period	99,664	80,981

Cash and cash equivalents at end of the period	$80,125	$50,350

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the Company’s Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2008, respectively, filed with the SEC.
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
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations and financial condition as the fair value option was not elected for any of the Company’s financial assets or financial liabilities.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.

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
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.
4. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended September 30, 2008 and 2007 includes $1.7 million and $2.6 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The Company’s net loss for the nine months ended September 30, 2008 and 2007 includes $6.2 million and $7.8 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $4.7 million and $7.5 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.9 and 2.1 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
General and administrative	$0.6	$1.3	$3.2	$4.2
Research and development	1.1	1.3	3.0	3.6
     Cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $33,000 and $0.6 million, respectively. The Company issued approximately 316,000 shares of common stock pursuant to stock option exercises, the vesting of RSUs, and distributions of stock awards from the Company’s deferred compensation plan during the nine months ended September 30, 2008.
Stock Option Assumptions
     The exercise price of all options granted during the nine month periods ended September 30, 2008 and 2007 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.33%	4.45%	2.67%	4.81%
Expected volatility of common stock	68.08%	63.43%	68.58%	65.32%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	4.75 years	4.75 years	4.75 years	4.75 years
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
     The Company’s long-term investments at September 30, 2008 include (at par value) $22.6 million of auction rate securities, $14.6 million of which are maintained by UBS AG (UBS) and $8.0 million of which are maintained by Citigroup (Citi). With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury Bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     At present, in the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models the Company has recorded an unrealized loss of approximately $0.6 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that the Company has concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. In addition, the Company has recognized a realized loss of approximately $0.7 million in other income(expense) on auction rate securities for which the Company has concluded that an other-than-temporary impairment exists. The carrying value in long-term investments for these auction rate securities at September 30, 2008 is approximately $21.3 million.

     The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis valuation model as of September 30, 2008. The key driver of this valuation model is the expected term to redemption. The UBS auction rate securities were valued with a term to redemption of 1.75 years consistent with the terms contained in the offer disclosed in Note 17 to these financial statements. The Citi auction rate securities were valued with a term to redemption of 5 years. Changes to this assumption for a 2 year term and an 8 year term to redemption for the Citi auction rate securities yielded an impact on the valuation of these securities of $0.4 million and $(0.3) million, respectively. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expected term to liquidity. The significant assumptions of this valuation model were discount margins ranging from 212 to 392 basis points and an estimated term to redemption as described above. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.
     Factors that may impact the valuation of the Company’s auction rate securities portfolio include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     Assets measured at fair value as of September 30, 2008 are classified below based on the three fair value hierarchy tiers described above (in thousands):

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)
Cash and Money market funds	$61.7	$61.7	—	—
Commercial paper	24.8	24.8	—	—
Corporate debt securities	1.9	1.9	—	—
U.S. Government securities	14.9	14.9	—	—
Auction rate securities (1)	21.3	—	—	$21.3

Total	$124.6	$103.3	$—	$21.3

     Activity for assets measured at fair value during the nine month period ended September 30, 2008 using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Beginning balance as of December 31, 2007	$—
Transfers into Level 3	22.6
Total unrealized losses included in other comprehensive income	(0.6)
Total realized losses included in other income(expense)	(0.7)

Ending balance	$21.3

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(0.7)

(1)	The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) the expected term to liquidity; and (v) its market required rate of return.

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
8. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company has determined that no impairment exists on its long-lived assets.
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
     As of September 30, 2008, the Company had a remaining balance of approximately $2.1 million of accrued restructuring expenses included in the Condensed Consolidated Balance Sheet. This liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability for the first nine months of 2008 are as follows (in thousands):

Accrual balance as of December 31, 2007	$6,924
Payments	(6,768)
Additional accruals	2,357
Adjustments	(405)

Accrual balance as of September 30, 2008	$2,108

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

11. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.2 million and 1.5 million for the three months ended September 30, 2008 and 2007, respectively, and 42,000 and 1.6 million for the nine months ended September 30, 2008 and 2007, respectively.
12. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income.” SFAS No. 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on available-for-sale investments. For the three months ended September 30, 2008 and 2007, comprehensive loss was $17.9 million and $27.6 million, respectively. For the nine months ended September 30, 2008 and 2007, comprehensive loss was $61.3 million and $79.2 million, respectively.
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

     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2007 and at September 30, 2008, and has not recognized interest and/or penalties in the statement of operations for the first nine months of 2008.
     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.
     At January 1, 2008, the Company had net deferred tax assets of $65.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date. The Company has not completed an update of its Section 382 analysis subsequent to January 31, 2007. Until this analysis has been updated, the Company has removed the deferred tax assets for net operating losses of $194.4 million and research and development credits of $37.1 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
16. LITIGATION
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, the Company and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file an amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC). On July 8, 2008, the Company and the individual defendants filed a motion to dismiss the SAC. The court granted the motion to dismiss on September 23, 2008 but gave lead plaintiffs further leave to file a Third Consolidated Amended Complaint (TAC). On October 23, 2008, rather than filing a TAC, the lead plaintiffs filed a Notice of Election to Stand on the SAC, requesting that the court enter a final judgment dismissing the matter so that the lead plaintiffs could appeal to the Ninth Circuit Court of Appeals. The Company does not currently know if the lead plaintiffs intend to appeal within the 60 day time period, but if they do, the Company will vigorously oppose such appeal.
     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Supreme Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on the Company’s behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. All proceedings in this matter have been stayed pending final judgment in the federal securities class action.
     The Company intends to take all appropriate action in responding to these matters. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on the Company’s future financial results is not subject to reasonable estimate as of September 30, 2008.

17. SUBSEQUENT EVENTS
Auction Rate Securities
     On October 7, 2008, UBS extended an offer of Auction Rate Securities Rights (ARS Rights) to holders of illiquid Auction Rate Securities (ARS) that were maintained by UBS as of February 13, 2008. The ARS Rights provide the holder with the ability to sell the ARS along with the ARS Rights to UBS, at the par value of the ARS, during an applicable exercise period. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of ARS without any notification of the holder, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradeable, and will not be quoted or listed on any securities exchange or any other trading network. The offer period for the ARS Rights is scheduled to close on November 14, 2008.
     The Company has $14.6 million (par value) of ARS that are maintained by UBS. The Company has elected to participate in the ARS Rights program for all of its outstanding ARS maintained by UBS. Under the terms of the ARS Rights offer, the applicable exercise period for the Company begins on June 30, 2010 and ends July 2, 2012. Additionally, the Company is eligible for a loan of up to 75% of the market value of the ARS, should a loan be needed. It is the Company’s intention to sell the ARS and ARS Rights to UBS on June 30, 2010.
Property Consolidation
     During the fourth quarter of 2008, the Company will complete the process of relocating all of its operations into the Rear Building. Upon completion of this relocation and certain other events, a cease-use date will occur as defined under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” On that date, the Company will record a present value liability and a corresponding charge based on the remaining lease rentals offset by any potential sublease rentals and other costs that the Company anticipates it will incur to lease the Front Building. The Company is currently analyzing the impact that this cease-use date event will have on its financial statements.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2007 and the three and six months ended March 31 and June 30, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2008, respectively.
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
     In December 2007, we announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 125 employees. In connection with this restructuring, we recorded a one-time charge of approximately $6.9 million in the fourth quarter of 2007, of which $4.9 million was included in research and development expense and $2.0 million was included in general and administrative expense. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the first quarter of 2008. During the first nine months of 2008, we incurred an additional $2.0 million charge (net) for severance related to certain executives and other personnel departing the Company. We expect this restructuring to reduce annual expenses by approximately $19.0 million.
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

     During the fourth quarter, we will complete the process of relocating all of our operations into the Rear Building. Upon completion of this relocation and certain other events, a cease-use date will occur as defined under the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” On that date, we will record a present value liability and a corresponding charge based on the remaining lease rentals offset by any potential sublease rentals and other costs that we will incur to lease the Front Building. We are currently analyzing the impact that this a cease-use date event will have on our financial statements.
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
     In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the asset, which is generally determined based on the present value of the expected future cash flows. We have determined that no impairment exists on our long-lived assets.
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment (SFAS 123R).” Share-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2008 and 2007 was $1.7 million and $2.6 million, respectively. Share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2008 and 2007 was $6.2 million and $7.8 million, respectively.

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
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
     Revenues were $0.8 million for the three months ended September 30, 2008 compared with $0.5 million for the respective period last year. The increase in revenues for the three months ended September 30, 2008, compared with the respective period in 2007, is primarily from revenues recognized in 2008 under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP). During the third quarter of 2008, we recognized $0.7 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees. During the third quarter of 2007, we recognized $0.5 million in revenue related to the out-licensing of our IL-4 program.
     Research and development expenses decreased to $13.0 million for the third quarter of 2008 compared with $19.8 million for the respective period in 2007. This decrease in research and development expenses is primarily due to cost savings related to our restructuring during the fourth quarter of 2007. The decrease in staff levels reduced personnel costs by $2.9 million, from $7.7 million in the third quarter of 2007 to $4.8 million in the third quarter of 2008. Additionally, laboratory costs decreased by $0.6 million in the third quarter of 2008 compared to the same period in 2007 and external development costs decreased by $2.6 million. External development spending in our elagolix program decreased from $4.6 million in the third quarter of 2007 to $3.5 million in the third quarter of 2008. External development spending in our indiplon and valnoctamide programs also decreased by $1.0 million and $1.1 million, respectively, from the third quarter of 2007 to the third quarter of 2008. We currently have eight programs in various stages of research and development, including five programs in clinical development.
     General and administrative expenses were $3.5 million for the third quarter of 2008 compared with $9.6 million during the same period last year. This decrease in general and administrative expenses is primarily due to cost savings related to our restructuring implemented in the fourth quarter of 2007.
     Other income (expense) decreased from $1.6 million during the third quarter of 2007 to $(2.0) million for the third quarter of 2008. The decrease resulted primarily from rental payments made under our facilities sale-leaseback agreement that are recorded as interest expense under sale-leaseback accounting rules. Additionally, investment income for the third quarter of 2008 was lower than in the prior year period, primarily due to lower cash balances coupled with lower overall interest rates, as well as a $0.7 million loss on an other-than-temporary impairment of our auction rate securities.

     Net loss for the third quarter of 2008 was $17.7 million, or $0.46 per share, compared to $27.2 million, or $0.72 per share, for the same period in 2007. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007.
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
     Revenues were $3.2 million for the nine months ended September 30, 2008 compared with $0.7 million for the respective period last year. During the nine months ended September 30, 2008, we recognized a $1.0 million milestone payment from GSK related to clinical advancements of our CRF program and $2.2 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees. During the nine months ended September 30, 2007, we recognized $0.5 million in revenue related to the out-licensing of our IL-4 program.
     Research and development expenses decreased to $43.4 million for the first nine months of 2008 compared with $57.6 million for the respective period in 2007. This decrease in research and development expenses is primarily due to cost savings related to our restructuring implemented in the fourth quarter of 2007. The decrease in staff levels reduced personnel costs by $9.0 million, from $24.4 million in the first nine months of 2007 to $15.4 million in the first nine months of 2008. Additionally, laboratory costs decreased by $1.5 million in the first nine months of 2008 compared to the same period in 2007. External development costs decreased by $0.9 million to $15.4 million in the first nine months of 2008 compared to $16.3 million in the same period last year. External development spending in our elagolix program increased from $10.3 million in the first nine months of 2007 to $12.9 million in the first nine months of 2008. The increase in our elagolix external development spending was offset by decreased costs in other external development programs.
     General and administrative expenses were $16.4 million for the nine months ended September 30, 2008 compared with $26.7 million during the same period last year. We incurred a $2.0 million restructuring charge (net) in the first nine months of 2008. This charge was offset by cost savings related to the restructuring implemented in the fourth quarter of 2007.
     Other income (expense) decreased from $4.3 million during the first nine months of 2007 to $(3.2) million for the first nine months of 2008. The decrease resulted primarily from rent payments made under our facilities sale-leaseback agreement that are recorded as interest expense under sale-leaseback accounting rules. Additionally, investment income for the first nine months of 2008 was lower than in the prior year period, primarily due to lower cash balances coupled with lower overall interest rates.
     Net loss for the first nine months of 2008 was $59.8 million, or $1.56 per share, compared to $79.3 million, or $2.09 per share, for the same period in 2007. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in the results of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the nine months ended September 30, 2008 and 2007.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2008, our cash, cash equivalents, and investments totaled $118.2 million compared with $179.4 million at December 31, 2007. The decrease in cash and investment balances at September 30, 2008 resulted primarily from our net loss of $59.8 million, cash payments related to our December 2007 restructuring program of $6.8 million and a reduction in accounts payable and accrued liabilities from the prior year of approximately $2.9 million.

     Our long-term investments at September 30, 2008 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, we now earn a higher interest rate according to the terms of these securities. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     At present, in the event we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We do not have a need to access these funds for operational purposes in the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have recorded an unrealized loss of approximately $0.6 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that we concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. In addition, we have recognized a realized loss of approximately $0.7 million in other income(expense) on auction rate securities for which we have concluded that an other-than-temporary impairment exists. The carrying value in long-term investments for these auction rate securities at September 30, 2008 is $21.3 million.
     On October 7, 2008, UBS AG (UBS) extended an offer of Auction Rate Securities Rights (ARS Rights) to holders of illiquid Auction Rate Securities (ARS) that were maintained by UBS as of February 13, 2008. The ARS Rights provide the holder with the ability to sell the ARS along with the ARS Rights to UBS, at the par value of the ARS, during an applicable exercise period. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of ARS without any notification of the holder, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradeable, and will not be quoted or listed on any securities exchange or any other trading network. The offer period for the ARS Rights is scheduled to close on November 14, 2008.
     We have $14.6 million (par value) of ARS that are maintained by UBS. We have elected to participate in the ARS Rights program for all of our outstanding ARS maintained by UBS. Under the terms of the ARS Rights offer, our applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, we are eligible for a loan of up to 75% of the market value of the ARS, should a loan be needed. It is our intention to sell the ARS and ARS Rights to UBS on June 30, 2010.
     The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2008. The key driver of this valuation model is the expected term to redemption. The UBS auction rate securities were valued with a term to redemption of 1.75 years consistent with the terms contained in the offer described above. The Citi auction rate securities were valued with a term to redemption of 5 years. Changes to this assumption for a 2 year term and an 8 year term to redemption for the Citi auction rate securities yielded an impact on the valuation of these securities of $0.4 million and $(0.3) million, respectively. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expected term to redemption as discussed above. The significant assumptions of this valuation model were discount margins ranging from 212 to 392 basis points and an estimated term to liquidity of 1.75 to 5 years. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.
     Factors that may impact the valuation of our auction rate securities portfolio include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     Net cash used in operating activities during the first nine months of 2008 was $57.9 million compared with $55.1 million during the same period last year. Net loss for the first nine months of 2008 was $59.8 million compared to $79.3 million for the same period in 2007. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program implemented in the fourth quarter of 2007. The fluctuation in cash used in operating activities also resulted from $9.7 million in payments made to reduce accounts payable and accrued liabilities (including accrued severance) in the first nine months of 2008 and by a reduction in accounts receivable and other current assets in the first nine months of 2007 of $7.7 million compared to a corresponding decrease of only $1.7 million in the same period during 2008.

     Net cash provided by investing activities during the first nine months of 2008 was $39.5 million compared to $27.4 million for the first nine months of 2007. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     Net cash used in financing activities during the first nine months of 2008 was $1.2 million compared to $2.9 million for the respective period last year. This fluctuation resulted primarily from cash payments made on outstanding debt obligations.
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
     We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. However, additional equity or debt financing might not be available on reasonable terms, if at all, and any additional equity financings will be dilutive to our stockholders. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We cannot assure you that we will be successful in the development of our product candidates, or that, if successful, any products marketed will generate sufficient revenues to enable us to earn a profit.
INTEREST RATE RISK
     We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on September 30, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.
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
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decision regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that the we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, we and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file a second amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC). On July 8, 2008, the Company and the individual defendants filed a motion to dismiss the SAC. The court granted the motion to dismiss on September 23, 2008 but gave lead plaintiffs further leave to file a Third Consolidated Amended Complaint (TAC). On October 23, 2008, rather than filing a TAC, the lead plaintiffs filed a Notice of Election to Stand on the SAC, requesting that the court enter a final judgment dismissing the matter so that the lead plaintiffs could appeal to the Ninth Circuit Court of Appeals. We do not currently know if the lead plaintiffs intend to appeal within the 60 day time period, but if they do, we will vigorously oppose such appeal.

     In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter have been stayed pending final judgment in the federal securities class action.
     We intend to take all appropriate action in responding to these matters. Due to the uncertainty of the ultimate outcome of these matters, the impact, if any, on our future financial results is not subject to reasonable estimate as of September 30, 2008.
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
*If we cannot raise additional funding, we may be unable to complete development of our product candidates.
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
     We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
*Our pending securities class action litigation could divert management’s attention and harm our business.
     The market price of our common stock declined significantly following our May 16, 2006 announcement of the FDA’s action letters with respect to indiplon. In June 2007, two class action lawsuits (which have since been consolidated) were filed alleging, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. Also in June 2007, a shareholder derivative lawsuit was filed alleging, among other things, that certain of our current and former officers and directors breached their fiduciary duties by directing us to make allegedly false statements about such matters. In January 2008, we and the individual officers and directors filed a motion to dismiss the consolidated class action lawsuit, which the court granted in April 2008 but gave the lead plaintiffs leave to file an amended complaint. In June 2008, the lead plaintiffs filed an amended complaint to which we and the individual defendants filed a motion to dismiss the amended complaint. The court granted the motion to dismiss the amended complaint in September 2008 but gave the lead plaintiffs leave to file a further amended complaint. In October 2008, rather than filing a further amended complaint, the lead plaintiffs requested that the court enter a final judgment dismissing the matter so that the lead plaintiffs could appeal the judgment. We do not currently know if the lead plaintiffs intend to appeal within the 60 day time period, but if they do, we will vigorously oppose such appeal. The shareholder derivative lawsuit has been stayed pending final judgment in the federal securities class action. We cannot currently predict the outcome of this litigation, which may be expensive and divert our management’s attention and resources from operating the business. Additionally, we may not be successful in having such litigation dismissed or settled within the limits of our insurance.
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
     On December 12, 2007 we received an action letter from the FDA stating that indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that our resubmitted NDA for indiplon 5mg and 10mg capsules had addressed the issues raised in a previous approvable letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities. We met with the FDA in July 2008 to discuss the 2007 FDA Approvable Letter and we are awaiting the finalization of the written minutes of this meeting from the FDA.
     The process of preparing and resubmitting the NDA for indiplon would require significant resources and could be time consuming and subject to unanticipated delays and cost. As a result of the 2007 FDA Approvable Letter, there is a significant amount of uncertainty regarding the future development of indiplon. Should the NDA be refiled, the FDA could again refuse to approve the NDA, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and would further delay the approval process. Even if our indiplon NDA is approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.
     If we determine that it is impractical or we are unable to refile the NDA, or the FDA refuses to accept or approve the resubmitted NDA for any reason or we experience a further delay in approval and subsequent commercialization of indiplon, our business and reputation may be harmed and our stock price could decline.
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

*The price of our common stock is volatile.
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $2 per share to approximately $13 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning our strategic alliance agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions;

•	developments in patent or other proprietary rights;

•	developments related to the FDA approval process for indiplon;

•	future sales of our common stock by existing stockholders;

•	comments by securities analysts;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.
*Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2008, our long-term investments included (at par value) $22.6 million of high-grade (AAA rated) auction rate securities issued by student loan providers. All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. As of September 30, 2008, the carrying value of all auction rate securities had been reduced by $1.3 million, from $22.6 million to $21.3 million, reflecting an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models, we have recorded an unrealized loss of approximately $0.6 million in accumulated other comprehensive loss as a reduction in shareholders’ equity and a realized loss for an other-than-temporary change in valuation of $0.7 million. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

Dated: October 28, 2008	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)