Form 10-K
period 2008-12-31
NEUROCRINE BIOSCIENCES INC
filed 2009-02-04
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-22705

NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0525145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
12780 El Camino Real, San Diego, CA	92130
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:
(858) 617-7600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 totaled approximately $118,167,063 based on the closing price for the registrant’s Common Stock on that day as reported by the Nasdaq Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2008. The identification of 10% or greater stockholders as of June 30, 2008 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2008. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of January 23, 2009, there were 38,673,788 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2008 are incorporated by reference into Part III of this report.	III, ITEMS 10, 11, 12, 13, 14

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

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we have entered into a collaboration for two of our programs.

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development, those currently in research, and those subject to regulatory review, and is followed by detailed descriptions of each program:

Program	Target Indication	Status	Commercial Rights

Products in clinical development:
Elagolix	Endometriosis	Phase II	Neurocrine
CRF1 Antagonist (561679)	Mood Disorders	Phase II	GlaxoSmithKline/ Neurocrine
CRF2 Peptide Agonist — urocortin 2	Cardiovascular	Phase II	Neurocrine
CRF1 Antagonist (586529)	Mood Disorders, Irritable Bowel Syndrome	Phase I	GlaxoSmithKline/ Neurocrine
Elagolix	Benign Prostatic Hyperplasia, Uterine Fibroids	Phase I	Neurocrine

Research programs:
Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)	Movement Disorders, Schizophrenia	Development	Neurocrine
Glucose Dependent Insulin Secretagogues	Type II Diabetes	Research	Neurocrine
Antiepileptic Drugs	Epilepsy, Bipolar Disorder	Research	Neurocrine
GnRH Antagonists	Hormone Dependent Diseases, Oncology	Research	Neurocrine

Products subject to regulatory review:
Indiplon 5mg and 10mg capsules	Insomnia	FDA has deemed approvable	Neurocrine/Dainippon Sumitomo Pharma Co.
Indiplon 15mg tablets	Insomnia	FDA has deemed not approvable	Neurocrine

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

“Development” indicates a compound has been selected to move into clinical trials.

“Research” indicates identification and evaluation of compound(s) in laboratory and preclinical models.

“CRF1 and CRF2” refer to two CRF receptor subtypes.

Products Under Clinical Development

Elagolix — Gonadotropin-Releasing Hormone (GnRH) Antagonist

Gonadotropin-releasing hormone, or GnRH, is a peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists, after initial stimulation, reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis, uterine fibroids and benign prostatic hyperplasia (BPH). Several companies have developed peptide GnRH agonists on this principle, such as Lupron® and Zoladex®, and according to their manufacturers, their annual worldwide sales in 2007 totaled $3 billion (EvaluatePharma). However, since they are peptides, they must be injected via a depot formulation rather than the preferred oral route of administration. In addition, GnRH agonists can take up to several weeks to exert their desired effect once the initial stimulation has occurred, a factor not seen with the use of GnRH antagonists. More importantly, until the desired effects are maximal, they have shown a tendency to exacerbate the condition via a hormonal flare. The ultimate profound suppression effect observed with GnRH agonists is similar to that seen after menopause and can be associated with hot flashes and the loss of bone mineral density.

Orally active, nonpeptide GnRH antagonists potentially offer several advantages over injectable GnRH peptide drugs, including rapid onset of hormone suppression without a hormonal flare. Also, injection site reactions commonly observed in peptide depots are avoided and dosing can be rapidly discontinued if necessary — a clinical management option not available with long-acting depot injections. Importantly, by using GnRH antagonists, it may be possible to alter the level of pituitary GnRH suppression and thereby titrating circulating estrogen levels. Using this approach, an oral GnRH antagonist may provide patients relief from the painful symptoms of endometriosis while avoiding the need for the active management of bone loss.

Endometriosis.  Endometriosis is associated with a multitude of symptoms, some of the most common of which include pain related both to menstruation (dysmenorrhea) and sexual intercourse (dyspareunia) as well as chronic pelvic pain throughout the menstrual cycle, infertility, and menorrhagia, among many others. The wide range of symptoms associated with endometriosis serves to complicate and delay diagnosis due to the significant overlap of symptoms with the disease profiles of other conditions. Datamonitor (2007) estimates that there are approximately 7.5 million women in the United States who suffer from the symptoms of endometriosis. With annual healthcare costs and endometriosis-related productivity losses of approximately $4,000 per patient, the annual direct and indirect costs of endometriosis are estimated to exceed $20 billion in the United States alone (S Simoens et al Human Reproduction Update 2007, 13 395). We believe that the availability of an oral treatment, lacking the side effect profile of the currently available peptide GnRH agonists, may be a desirable alternative to current therapies and ultimately encourage a higher treatment rate.

Several Phase I clinical trials of our lead, orally active nonpeptide GnRH antagonist, elagolix, for endometriosis have been completed. These studies demonstrated that elagolix was safe and well tolerated. Dose-dependent hormonal suppression with once a day elagolix was observed in doses ranging from 50mg and 400mg /day. The reduction in estradiol has been correlated with a reduction in pain and other symptoms of endometriosis and is a useful biomarker for safety and efficacy. Based on the results of these Phase I trials, we completed two separate exploratory three-month Phase IIa trials, during 2006, in endometriosis patients to assess efficacy and tolerability of elagolix. Efficacy in these Phase II studies was assessed by the Composite Pelvic Sign and Symptoms Score (CPSSS) and Visual Analog Scale (VAS) industry-standard and validated measures utilized for evaluating pain reduction in endometriosis patients. In addition to the standard clinical and laboratory assessments of safety, a biomarker for bone resorption (n-telopeptide) was also measured to assess potential impact on bone mineral density.

The first of the two randomized, placebo controlled Phase IIa three-month trials in patients with endometriosis involved doses of 75mg and 150mg elagolix given once daily. The second Phase IIa study involved doses of 50mg and 100mg elagolix given twice daily to more fully explore dose response. Taken together, these trials indicate that a reduction in pain associated with endometriosis, as measured by CPSSS and VAS, is possible with benefit occurring within the first two weeks for some women. The magnitude of pain reduction is roughly comparable to that seen with depo-subQ provera 104tm (DMPA-SC) and Lupron® although direct comparison to these treatments was not part of these Phase IIa trials. Average estradiol levels were reduced in a dose-related manner and, most importantly, do not fall into the post-menopausal range associated with GnRH agonist treatments. Furthermore, no increase in bone resorption was evident as shown by stable mean n-telopeptide levels.

During 2007, we also completed a bridging study comparing elagolix drug formulations (tablets and solutions) we have used in clinical trials to date to new formulations of tablets. The successful completion of this study allowed us to select what we anticipate to be our final commercial formulation tablet.

During 2008, we completed the dosing and 6-month follow up of a Phase IIb study in which 252 patients, with a laparoscopic diagnosis of endometriosis, were treated over a 6-month period. This multi-center, randomized, double-blind, double-dummy study consisted of three treatment groups, elagolix 150mg once a day, elagolix 75mg twice daily, and an active control, DMPA-SC. The primary purpose of this study was to assess the impact of six months of treatment of elagolix on bone mineral density as measured by dual energy x-ray absorptiometry (DXA) scan at the conclusion of treatment and at 6 and 12 months post treatment. This study also assessed, as secondary endpoints, the impact of treatment on endometriosis symptoms as measured by CPSSS and VAS. Top-line results were released in September 2008 and showed that elagolix met the primary endpoint by having minimal impact on bone mineral density at the conclusion of treatment. This study also showed that elagolix had both a statistical and clinically meaningful reduction in endometriosis symptoms as measured by CPSSS with an 86% responder rate in the 150mg once daily elagolix arm of the study. This study confirmed our decision to move forward with once daily dosing as elagolix displayed approximately the same efficacy whether given once or twice daily and a superior safety profile for bone mineral density. Additional data from this study is expected to be released during 2009 which will include the DXA scans from both 6 and 12 months post treatment, and various pharmacokinetic and pharmacodynamic analyses.

We are conducting two additional Phase IIb studies of elagolix to fully explore its dose range, to evaluate modified endpoints proposed by the U.S. Food and Drug Administration (FDA), and to evaluate elagolix in a comparator trial with a monthly injection of leuprolide (Prostap® SR). Both of these trials are utilizing our selected commercial formulation tablet for six months of treatment. These two trials are designed to assess elagolix against placebo (and Prostap® SR) for an initial three months and after completing three months of treatment the non- elagolix treatment arms are re-randomized into either 150mg or 250mg of elagolix once daily for an additional three months.

The first additional Phase IIb trial was fully enrolled as of December 31, 2008 and consists of three arms, elagolix 150mg once daily, elagolix 250mg once daily, and placebo. We randomized 155 subjects with a laparoscopic diagnosis of endometriosis in this trial. The initial three month treatment period for this trial concluded in December 2008 and we expect top-line results in the first quarter of 2009.

The second additional Phase IIb trial is currently enrolling in Central Eastern Europe and consists of four arms, elagolix 150mg once daily, elagolix 250mg once daily, Prostap® SR 3.75mg, and placebo. We expect to enroll approximately 180 subjects, with a laparoscopic diagnosis of endometriosis, in this trial. Top-line data from the initial three month treatment period is expected in the third quarter of 2009.

We expect to have an end of Phase II meeting with the FDA in late 2009, the purpose of which would be to agree with the FDA on the design of the pivotal Phase III program for elagolix in endometriosis. We expect elagolix Phase III clinical trials to commence in early 2010.

Benign Prostatic Hyperplasia.  BPH is defined by the enlargement of the prostate gland. In BPH, as the prostate grows larger and presses against the urethra, normal flow of urine is hindered. Researchers have determined that dihydrotestosterone (DHT), a derivative of testosterone, contributes to prostate enlargement. Equally important, men who do not generate DHT do not develop BPH. Accordingly, by using a small molecule GnRH antagonist, one can suppress the production of testosterone, and indirectly DHT, and potentially ameliorate the symptoms of BPH. More recent clinical and pre-clinical data indicate that transient suppression of testosterone may trigger a decrease in the size of the prostate and thereby permit intermittent treatment with a drug such as elagolix without untoward side effects.

Moderate to severe BPH affects an estimated 20 million men in the United States (UroToday). Additionally, more than 50% of all men over the age of 50 suffer from the symptoms of BPH (The National Institute of Diabetes & Kidney Diseases). Worldwide sales of current treatments for BPH exceeded $4 billion in 2007 (EvaluatePharma). During 2004, we conducted a Phase I single dose study to assess the safety, tolerability, pharmacokinetics and pharmacodynamics of our GnRH antagonist in healthy males. The results of this trial demonstrated that our GnRH antagonist effectively reduced testosterone production when compared to placebo. In 2005, we filed an Investigational New Drug application to initiate a multiple dose Phase I study in males. A second study was completed in 2006 and those results demonstrate that a dose-related reduction of testosterone was achieved and that two weeks of GnRH antagonist treatment is generally safe and well tolerated in healthy males.

Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist

According to Datamonitor (2007), the prevalence of major depressive disorder exceeds 20 million in the United States alone with an estimated 121 million sufferers worldwide. Estimates based on data from the National Institute of Mental Health and the U.S. Census Bureau, Population Division also indicate that in 2007 over 20 million Americans suffer from a debilitating anxiety disorder. In 2007, the worldwide branded market for depression therapeutics was nearly $11 billion (Med Ad News).

Depression.  Depression is one of a group of neuropsychiatric disorders that is characterized by extreme feelings of despair, loss of body weight, decreased aggressiveness and sexual behavior, and loss of sleep. Researchers believe that depression results from a combination of environmental factors, including stress, as well as an individual’s biochemical vulnerability, which is genetically predetermined. The most frequently prescribed antidepressant therapies are drugs that inhibit the reuptake of the neurotransmitters serotonin, norepinephrine and dopamine and include drugs such as Zoloft®, Paxil®, Lexapro®, Prozac®, Cymbalta®, Pristiq®, Wellbutrin® and Effexor® as well as certain generic equivalents. These compounds act by inhibiting the reuptake of neurotransmitters back into presynaptic neurons thus effectively increasing their levels and enhancing activity in the brain. However, because these drugs affect a wide range of neurotransmitters, they have been associated with a number of adverse side effects. While newer, more selective drugs offer some safety improvement, side effects remain problematic. Two of the biggest limitations of most existing antidepressant therapies are their slow onset of action and their negative effects on libido.

Anxiety.  Anxiety is among the most commonly observed group of central nervous system disorders, which includes phobias or irrational fears, panic attacks, and other syndromes. Of the pharmaceutical agents that other companies currently market for the treatment of anxiety disorders, benzodiazepines, such as Valium® and Xanax® and the anxiolytics BuSpar® and Effexor® as well as certain generic equivalents are the most frequently prescribed. Several side effects, however, limit the utility of these anti-anxiety drugs. Most problematic among these are drowsiness, memory difficulties, drug dependency and withdrawal reactions following the termination of therapy.

Researchers have identified what they believe to be the central mediator of the body’s stress responses or stress-induced disorders (including depression and anxiety). This mediator is a brain chemical known as corticotropin-releasing factor, or CRF. CRF is overproduced in clinically depressed patients and may be dysregulated in individuals with anxiety disorders. Current research indicates that clinically depressed patients and patients with anxiety experience dysfunction of the hypothalamic-pituitary-adrenal axis, the system that manages the body’s overall response to stress. This amplifies production of CRF, and induces the physical effects that are associated with stress that can lead to depression or anxiety. The novelty and specificity of the CRF mechanism of action and the prospect of improving upon selective serotonin reuptake inhibitor therapy represents a market opportunity both to better serve patients and expand the overall treatment of depression. We also believe that CRF offers a novel mechanism of action and the advantage of being more selective, thereby providing increased efficacy with reduced side effects in anxiety when compared to benzodiazepines.

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

The first clinical trial to offer evidence of proof of concept of CRF antagonists in addressing depression (and anxiety as a co-examined variable) was a Phase IIa open label trial we conducted in 1999 pursuant to collaborations with Janssen Pharmaceutica (Janssen) in the field of CRF antagonists. Results from this trial indicated that the drug candidate was safe and well tolerated and demonstrated anti-depressant activity as measured by a widely-accepted depression scale known as the Hamilton Depression Scale. In this trial, the drug candidate was administered to 20 patients with major depressive disorder. Results from the trial, as reported in the Journal of Psychiatric Research, showed that treatment response, as defined by more than a 50% reduction in Hamilton Depression Scores, occurred in 50% of the patients in the low dose group and 80% of the patients in the higher dose group. Additionally, the drug candidate demonstrated a reduction in Hamilton Anxiety Scores from baseline in both treatment groups at all times after dosing. While development of our first generation CRF antagonist was discontinued for safety reasons by our collaborator Janssen, we were encouraged by these results which we believe support the hypothesized mechanism of action. Our CRF antagonist research collaboration with Janssen was terminated in March 2002.

In July 2001, we announced our second CRF antagonist collaboration, a worldwide collaboration with GlaxoSmithKline (GSK), to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, GSK sponsored and we jointly conducted a research program and collaborated in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The sponsored research portion of the collaboration was completed in 2005.

During 2004, GSK advanced one of the lead CRF1 drug candidates arising out of our collaboration into Phase I clinical trials. The trial was a double-blind, placebo-controlled, single-dose study to evaluate safety and pharmacokinetics of a range of escalating doses. This study was followed by the successful completion of a placebo-controlled double blind multiple dose Phase I study.

GSK has completed a Phase II clinical trial with CRF1 receptor antagonist compound, 876008, for social anxiety disorder (SocAD). In this double-blind, randomized, placebo controlled, multiple dose study to evaluate the safety and efficacy of the CRF1 receptor antagonist compound in patients with SocAD, no statistically significant differences were observed in the key efficacy endpoints between 876008 and placebo at 12 weeks. This study included more than 200 adult subjects and assessed efficacy, safety, tolerability and pharmacokinetics of the compound. The compound was generally well tolerated with no serious adverse events reported.

GSK has advanced a second lead CRF1 receptor antagonist compound, 561679, into a Phase II depression study during 2008. This multicenter randomized, double-blind, placebo-controlled trial is designed to assess the safety and efficacy of 561679 in approximately 150 subjects with Major Depressive Disorder. Results are expected in 2010.

GSK has also completed a successful Phase I single dose escalating clinical trial with 586529, an additional CRF1 receptor antagonist compound.

Irritable Bowel Syndrome.  Research has also suggested that CRF plays a role in the control or modulation of the gastrointestinal system. Studies have demonstrated that central administration of CRF acts to inhibit emptying of the stomach while stimulating bowel activity, and suggest that overproduction of CRF in the brain may be a main contributor to stress-related gastrointestinal disorders.

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

GSK has completed a Phase II clinical trial assessing the CRF1 receptor antagonist compound 876008 in IBS. In this double-blind, randomized, placebo controlled study to evaluate the safety and efficacy of 876008 in patients with IBS, no statistically significant differences were observed in the key efficacy endpoints between 876008 and placebo. Approximately 130 patients meeting established diagnostic criteria for IBS were entered into this cross-over design trial.

CRF2 Receptor Peptide Agonist (Urocortin 2)

Congestive heart failure (CHF) is a condition where the heart cannot pump enough blood to supply all of the body’s organs. It is a result of narrowing of the arteries combined with high blood pressure, which results in increased respiration as well as edema from water retention. In the case of acute symptomology, CHF patients will eventually experience a rapid deterioration and require urgent treatment in the hospital. According to 2008 data from the American Heart Association, over 5 million people experience CHF and about 660,000 new cases are diagnosed each year in the United States. CHF becomes more prevalent with age and the number of cases is expected to grow as the overall age of the population increases. Current treatment options include a cocktail of drugs consisting of diuretics to remove excess water, beta blockers and digitalis to improve heart muscle contraction, and/or ACE inhibitors and vasodilators to expand blood vessels. There are in excess of one million hospitalizations each year in the United States for CHF (AMA 2009).

Urocortin 2 is an endogenous peptide ligand of the CRF2 receptor present in the cardiovascular system, notably the heart and cerebral arterial system. Urocortin 2 plays a role in the control of the hormonal, cardiovascular, gastrointestinal, and behavioral responses to stress, and has an array of effects on the cardiovascular system and metabolism. Based on preclinical efficacy and safety data, together with its known role in human physiology, we believe that urocortin 2 may have positive hemodynamic effects on cardiac output and blood pressure which may benefit patients with acute CHF.

During 2005, we completed a Phase II placebo controlled dose-escalation study to evaluate the safety, pharmacokinetics and pharmacodynamics of two dose levels of urocortin 2 in patients with stable CHF. Results of this study demonstrated a dose-related increase in cardiac output of up to 50% with only a modest increase (6%) in heart rate. We completed an additional Phase II study evaluating urocortin 2 over four-hour infusions in patients with stable CHF in the first half of 2006. The treatments were generally well tolerated without serious adverse events, abnormalities in electrocardiograms or significant changes in renal function. Positive hemodynamic effects were noted in virtually all patients with increases in cardiac output ranging from 6% to 54%.

During 2008, we completed the necessary preclinical work to allow for periods of infusion of urocortin 2 up to 14 days. This substantially completes all of the preclinical toxicology work required by the FDA. Further development of urocortin 2 for CHF and other acute care cardiovascular diseases is highly dependent upon partnering of this program.

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous system and endocrine system, which include therapeutic categories ranging from diabetes to stress-related disorders and neurodegenerative diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for over $60 billion in worldwide drug sales in 2007 according to Med Ad News.

Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)

VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for re-packaging and transporting monamines (dopamine, norepinephrine, serotonin, and histamine) among nerve cells. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control.

We have identified one highly selective VMAT2 inhibitor that is effective in regulating the levels of dopamine release during nerve communication, while at the same time having minimal impact on the other monoamines thereby reducing the likelihood of “off target” side effects. We have developed this novel compound to provide very predictable plasma and brain concentrations and therefore allow for exposure that we expect to be well tolerated in patients.

We believe that this clinical candidate will be effective in the management of hyperkinetic movement disorders characterized by involuntary bodily movements as seen in patients suffering from Tardive Dyskinesia, and Huntington’s disease. Additionally, the modulation of dopamine pathways may also be useful for patients suffering from schizophrenia, one population at risk for Tardive Dyskinesia.

We anticipate moving this compound into Phase I clinical trials in 2009.

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

Antiepileptic Drugs

Anticonvulsants are utilized in the treatment of epileptic seizures by suppressing the rapid firing of neurons that initiate a seizure. Anticonvulsants also have a mood stabilizing effect that has proved beneficial in bipolar disease. In 2007 anticonvulsants sold approximately $11 billion worldwide (EvaluatePharma, MedAd News).

GnRH Antagonists

As previously mentioned, GnRH antagonists may be useful in treating certain hormone dependent diseases. Our discovery work in nonpeptide GnRH antagonists continues to focus on endometriosis, uterine fibroids, benign prostatic hyperplasia and oncology indications as we continue to develop additional candidates for preclinical and clinical trials.

Programs Subject to Regulatory Review

Indiplon

Indiplon is a non-benzodiazepine GABAA receptor agonist for the treatment of insomnia which acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics. We obtained the rights to indiplon through an exclusive worldwide sublicense agreement that we entered into with DOV Pharmaceutical, Inc. (DOV) in June 1998.

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

In July 2008 we held an end-of-review meeting with the FDA to discuss the 2007 FDA Approvable Letter. We are currently awaiting the final minutes of this meeting. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities.

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

Identifying Novel Drug Targets to Address Unmet Market Opportunities.  We seek to identify and validate novel drug targets for internal development or collaboration. For example, the novel drug candidates we have identified to regulate CRF, which is believed to be the central mediator of the body’s stress response, may represent the first new breakthrough for anxiety and depression in over 25 years. GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectible means of treatment of endometriosis. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Our team has a goal of delivering one innovative clinical compound each year to fuel our research and development pipeline. Research and development costs were $55.3 million, $82.0 million, and $97.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our Corporate Collaborations and Strategic Alliances

One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:

GlaxoSmithKline (GSK).  In July 2001, we announced a worldwide collaboration with an affiliate of GSK to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GSK will conduct a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, we will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GSK may terminate the agreement at its discretion upon 90 days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of December 31, 2008, we had recorded revenues of $4.5 million in license fees, $29.8 million in milestone payments, $19.5 million in sponsored research and $1.4 million in reimbursement of development costs, over the life of the agreement. The sponsored research portion of this collaboration agreement concluded in 2005.

Dainippon Sumitomo Pharma Co. Ltd. (DSP).  In October 2007, we announced an exclusive license agreement with DSP to develop and commercialize indiplon in Japan. Under the terms of the agreement DSP made an up-front payment to us of $20.0 million and is responsible for all future development, marketing and commercialization costs of indiplon in Japan. We will be eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, we may be entitled to additional payments totaling up to $115.0 million. We are also entitled to royalties from DSP on future sales of indiplon in Japan. As of December 31, 2008, we had recorded revenue of $3.4 million in license fees from DSP over the life of the agreement.

Intellectual Property

We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. These applications have resulted in the issuance of approximately 73 United States patents. Additionally, we have licensed from institutions such as The Salk Institute, DOV, Research Development Foundation and others the rights to issued United States patents, pending United States patent applications, and issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that issued patents that we own or license may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.

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

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies, known as Phase IV, to evaluate long-term effects. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) safety plan upon approval.

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

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders.

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

Potential indications for our small molecule CRF antagonists include anxiety disorders, depression, and irritable bowel syndrome, among others, our drug candidates will be commercialized in well-established markets. In the area of anxiety disorders, our product candidates will compete with products such as Valium®, marketed by Hoffman-La Roche, Xanax®, marketed by Pfizer, BuSpar®, marketed by Bristol-Myers Squibb, Zoloft®, marketed by Pfizer, Wellbutrin®, marketed by GSK and Effexor®, marketed by Wyeth, among others, as well as any generic alternatives for each of these products.

In the area of depression, our product candidates will compete with products in the antidepressant class, including Prozac® and Cymbalta®, marketed by Eli Lilly, Zoloft®, marketed by Pfizer, Paxil®, marketed by GSK, Effexor®, marketed by Wyeth, and Lexapro®, marketed by Forest Laboratories, among others.

In the area of irritable bowel syndrome, our product candidates will compete with such products as Lotronex® marketed by Prometheus Laboratories Inc. in the United States. Some technologies under development by other pharmaceutical companies could result in additional commercial treatments for depression and anxiety. In addition, a number of companies also are conducting research on molecules to block CRF, which is the same mechanism of action employed by our compounds.

In the area of insomnia, Ambien®, Sonata®, Lunesta®, and Rozerem® are currently marketed by Sanofi-Aventis, King Pharmaceuticals, Inc., Sepracor, Inc., and Takeda Pharmaceutical Company, respectively. During 2006, Sanofi-Aventis launched a controlled-release formulation of Ambien® called Ambien CR® and during 2007, generic Ambien® or zolpidem also entered the insomnia market. Somaxon Pharmaceuticals is developing Silenor®, a H1 antagonist, for the treatment of insomnia, which has completed Phase III clinical trials and for which the PDUFA date is in February 2009.

In the area of schizophrenia, our product candidates will compete with such products as Geodon®, marketed by Pfizer, Zyprexa®, marketed by Eli Lilly, Risperdal®, marketed by Janssen, and Seroquel®, marketed by AstraZeneca, among others.

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

Employees

As of January 31, 2009, we had approximately 125 employees, of which 38 hold Ph.D., M.D. or equivalent degrees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. Recruiting and retaining qualified scientific personnel to perform research and development work in the future will be critical to our success. We may not be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.neurocrine.com, when such reports are available on the Securities and Exchange Commission website at www.sec.gov.

Additionally, copies of our annual report will be made available, free of charge, upon written request.

ITEM 1A.	RISK FACTORS

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Risks Related to Our Company

We depend on continuing our current collaborations and developing additional collaborations to develop and commercialize our product candidates.

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others, particularly as it relates to our GnRH and urocortin 2 programs. We have active collaboration agreements with GlaxoSmithKline and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer,

Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs. Under these arrangements, our corporate collaborators are typically responsible for:

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

In connection with the clinical trials of our product candidates, we face the risks that:

•	the product candidate may not prove to be effective;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses and to pursue regulatory approvals for product candidates, for the costs involved in filing and prosecuting patent application and enforcing or defending patent claims, if any, as well as costs associated with litigation matters, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with investment income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs as planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

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

As a result of the uncertainty in the future development of indiplon capsules and tablets, we initiated restructuring activities in an effort to reduce operating costs, including a work force reduction announced in December 2007. Employees whose positions were eliminated in connection with this reduction may seek future employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We also entered into a December 2008 amendment to our facilities lease, under which our landlord will seek to enter into leases with replacement tenants for portions of the front building of our corporate headquarters, thereby reducing our rent under the lease. Our landlord may not be successful in entering into leases with replacement tenants on favorable terms, or at all. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

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

The process of preparing and resubmitting the NDA for indiplon would require significant resources and could be time consuming and subject to unanticipated delays and cost. As a result of the 2007 FDA Approvable Letter, there is a significant amount of uncertainty regarding the future development of indiplon. Should the NDA be refiled, the FDA could again refuse to approve the NDA, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and would further delay the approval process. Even if our indiplon NDA is approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could also require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. The FDA could require a Risk Evaluation and Mitigation Strategy (REMS) program for indiplon that could limit the commercial success of the product. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.

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

Since our inception, we have incurred significant net losses, including net losses of $88.6 million and $207.3 million for the years ended December 31, 2008 and 2007, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $703.3 million and $614.7 million as of December 31, 2008 and 2007, respectively. We do not expect to be profitable for the year ending December 31, 2009 or the foreseeable future.

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

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceutical, Inc. (DOV). In addition, we license some of the core technologies used in our collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF1 program, and urocortin 2 which we license from Research Development Foundation. Other in-licensed technologies, such as the GnRH receptor we license from Mount Sinai School of Medicine, will be important for future collaborations for our elagolix program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

The price of our common stock is volatile.

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $2 per share to approximately $6 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2008, our long-term investments included (at par value) $22.6 million of high-grade (AAA rated) auction rate securities issued by student loan providers. All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. As of December 31, 2008, the carrying value of all auction rate securities had been reduced by $3.9 million, from $22.6 million to $18.7 million, reflecting an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models, we have recorded a unrealized loss for an other-than-temporary change in valuation of $3.9 million. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

We are performing research on or developing products for the treatment of several disorders including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We lease our two building facility which has approximately 200,000 square feet of laboratory and office space in San Diego, California. We sold our facility and associated real property for $109.0 million in a sale leaseback transaction in December 2007 and entered into a twelve year lease with the purchaser. In December 2008, we entered into an amendment to the lease to provide for the renovation of the front building of our facility in a manner that facilitates multiple tenant usage and establishes a mechanism for us to terminate our use of the front building. We are obligated to reimburse the landlord for the total cost of renovating the front building so that it becomes suitable for multiple tenant usage. We and the landlord will work together in good faith to use commercially reasonable efforts to keep the cost of the renovation from exceeding $5.5 million. The landlord will seek to enter into leases with replacement tenants for portions of the front building, which would result in pro rata reductions of our rent under the lease. In each such instance, we would pay the landlord a rent release fee as well as all applicable tenant improvement costs and leasing commissions. The amendment also terminated our prior right to repurchase the facility and associated real property. We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, we and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file a second amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC). On July 8, 2008, we and the individual defendants filed a motion to dismiss the SAC. The court granted the motion to dismiss on September 23, 2008 but gave lead plaintiffs further leave to file a Third Consolidated Amended Complaint (TAC). On October 23, 2008, rather than filing a TAC, the lead plaintiffs filed a Notice of Election to Stand on the SAC, requesting that the court enter a final judgment dismissing the matter. On November 3, 2008, the court entered a final judgment dismissing the matter with prejudice. On December 31, 2008, the time elapsed for lead plaintiffs to appeal the court’s final judgment to the Ninth Circuit Court of Appeals.

In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter were stayed pending resolution of the motion to dismiss the federal class action lawsuit. Following the dismissal of the federal class action lawsuit, on November 19, 2008, the plaintiff in the derivative action filed a request for dismissal of the derivative action. The court entered an order dismissing the derivative action without prejudice on November 20, 2008.

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

	High	Low

Year Ended December 31, 2007
1st Quarter	$14.88	$10.03
2nd Quarter	14.38	11.13
3rd Quarter	12.34	9.20
4th Quarter	13.07	4.11

Year Ended December 31, 2008
1st Quarter	$5.96	$4.41
2nd Quarter	6.10	4.16
3rd Quarter	6.05	4.00
4th Quarter	5.07	2.13

As of January 30, 2009, there were approximately 67 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2008.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on the date specified (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

*	$100 INVESTED ON 12/31/03 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS AT FISCAL YEARS ENDING DECEMBER 31.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements. The information set forth below is not necessarily indicative of our results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2008	2007	2006	2005	2004
	(In thousands, except for loss per share data)

STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$47	$139	$6,716	$9,187	$27,156
Milestones and license fees	3,919	986	16,038	92,702	57,612
Sales force allowance	—	—	16,480	22,000	—
Grant income and other revenues	9	99	—	—	408

Total revenues	3,975	1,224	39,234	123,889	85,176
Operating expenses:
Research and development	55,291	81,985	97,678	106,628	115,066
Sales, general and administrative	20,240	37,481	54,873	42,333	22,444
Cease-use expense	15,742	—	—	—	—
Asset impairment	—	94,000	—	—	—

Total operating expenses	91,273	213,466	152,551	148,961	137,510

Loss from operations	(87,298)	(212,242)	(113,317)	(25,072)	(52,334)
Other income:
Gain (loss) on sale/disposal of assets	3,578	129	(473)	23	(136)
Interest (expense) income, net	(4,893)	4,814	6,585	2,858	6,776

Total other (expense) income	(1,315)	4,943	6,112	2,881	6,640

Loss before income taxes	(88,613)	(207,299)	(107,205)	(22,191)	(45,694)
Income taxes	—	—	—	—	79

Net loss	$(88,613)	$(207,299)	$(107,205)	$(22,191)	$(45,773)

Net loss per common share:
Basic and diluted	$(2.30)	$(5.45)	$(2.84)	$(0.60)	$(1.26)
Shares used in calculation of net loss per common share:
Basic and diluted	38,449	38,009	37,722	36,763	36,201

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$80,473	$179,385	$182,604	$273,068	$301,129
Working capital	55,329	153,041	173,542	245,617	254,230
Total assets	118,182	276,654	389,677	483,123	519,217
Long-term debt	—	—	49,152	53,590	59,452
Accumulated deficit	(703,263)	(614,650)	(407,351)	(300,146)	(277,955)
Total stockholders’ equity	36,774	118,697	314,716	390,104	393,827

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of December 31, 2008, we had an accumulated deficit of $703.3 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs.

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

Share Based Payments

We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised Statement of Financial Accounting Standards (SFAS) 123 (SFAS 123R), “Share-Based Payment,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting SFAS 123R and therefore have not restated results for periods prior to its adoption. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for fiscal 2008 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized under SFAS 123R for the years ended December 31, 2008, 2007 and 2006 was $8.0 million, $10.0 million and $14.4 million, respectively.

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

Real Estate

In December 2007, we closed the sale of our facility and associated real property for a purchase price of $109.0 million. Concurrent with the sale we retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, we entered into a lease agreement whereby we leased back the facility for an initial term of 12 years pursuant to which we lease our corporate headquarters comprised of two buildings.

Under the terms of the lease, we pay a base annual rent of $7.6 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. In lieu of a cash security deposit under the lease agreement, Wells Fargo Bank, N.A. issued on our behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.4 million with the same bank. We have the right to extend the lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold vacant lot. Additionally, we had a repurchase right to all of the properties which could have been exercised during the fourth year of the lease.

In accordance with SFAS 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases” (SFAS 98) and SFAS 66, “Accounting for Sales of Real Estate” (SFAS 66) at the close of the transaction, we initially deferred the gain on the sale of the building and related vacant parcel due to the repurchase right. We also established a long-term liability of $108.7 million, essentially the gross proceeds from the real estate sale, and continued to carry the conveyed real estate assets on our balance sheet as of December 31, 2007.

Effective December 10, 2008, we entered into a first amendment to the lease. The lease amendment provides for the renovation of the front building in a manner that facilitates multiple tenant usage and establishes a mechanism for us to terminate our use of the front building. We continue to occupy the rear building.

Pursuant to the terms of the lease amendment, we are obligated to reimburse the landlord for the total cost of renovating a portion of the front building such that the front building becomes suitable for multiple tenant usage. We and the landlord will work in good faith to use commercially reasonable efforts to keep the total cost of the renovation from exceeding $5.5 million. We made a one-time payment of $1.0 million toward renovation costs in January 2009. We will reimburse the landlord for the balance of the renovation costs over a four year period through an increase in monthly rental payments (currently estimated at $108,000 per month) which began in October 2008. Furthermore, the lease amendment provides that the landlord shall seek to enter into leases with replacement tenants for portions of the front building. In connection with each replacement lease, we shall be granted a pro rata reduction in rent under the lease. We are required to pay all tenant improvement costs, lease termination costs and leasing commissions in connection with each replacement lease.

The lease amendment also terminated our right to repurchase any portion of the facility or real property. As a result of the termination of the repurchase right, during the fourth quarter of 2008, we removed from our balance sheet the long-term liability of $108.7 million and the related previously conveyed real estate assets of $69.6 million. Additionally, we began to recognize the deferred gain of $39.1 million on the sale of the real estate in accordance with SFAS 66 and SFAS 98. During 2008, we recognized $3.5 million of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.

As a result of signing the lease amendment and physically vacating the front building we triggered a cease-use date for the front building and have estimated lease termination costs in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Estimated lease termination costs for the front building include the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the fourth quarter of 2008, we recorded an expense of $15.7 million for the net present value of these estimated lease termination costs, of which $0.3 million was paid in 2008. Additionally, certain other costs such as leasing commissions and legal fees will be expensed by us as incurred in conjunction with the sublease of the vacated office space.

Asset Impairment

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS 144) if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows.

During the fourth quarter of 2007, we recognized a non-cash impairment charge to earnings related to the impairment of a prepaid royalty. This prepaid royalty arose out of our acquisition, in February 2004, of Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million in our common stock. This transaction decreased our overall royalty obligation on sales of indiplon from six percent to three and one-half percent. The receipt of the 2007 FDA Approvable Letter in December 2007 raised a significant amount of uncertainty regarding future development of indiplon. Based on this significant uncertainty, we determined that the prepaid royalty was impaired, and that a non-cash charge of $94.0 million related to this impairment was required under SFAS 144.

Results of Operations for Years Ended December 31, 2008, 2007 and 2006

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues under collaboration agreements:
Pfizer	$—	$12	$29,660
GlaxoSmithKline	1,034	126	9,074
Dainippon Sumitomo Pharma Co. Ltd.	2,932	487	—
Other	—	500	500

Total revenue under collaboration agreements	3,966	1,125	39,234
Grant income	9	99	—

Total revenues	$3,975	$1,224	$39,234

Our revenues for the year ended December 31, 2008 were $4.0 million compared with $1.2 million in 2007. This increase in revenues was primarily due to revenue recognized in 2008 under our collaboration agreements with DSP and GSK. License fees revenue recognized under our DSP agreement was $2.9 million in 2008. Additionally, during 2008, we recognized a $1.0 million milestone payment under our GSK collaboration agreement related to clinical advancements of our CRF program. During 2007, we entered into an exclusive licensing agreement with DSP for indiplon in Japan, under which we recognized $0.5 million in revenue, as well as $0.5 million in revenue related to the out-licensing of our IL-4 program.

Our revenues for the year ended December 31, 2007 were $1.2 million compared with $39.2 million in 2006. This decrease in revenues was primarily due to revenue recognized in 2006 under our former collaboration agreement with Pfizer which was terminated in June 2006. License fees, sponsored development revenue and sales force allowance revenue recognized under our Pfizer agreement were $6.5 million, $6.6 million and $16.5 million, respectively, in 2006. Additionally, during 2006, we recognized $9.0 million in milestones under our GSK collaboration agreement. The 2006 milestones recognized under the GSK agreement related to clinical advancements and initiation of two Phase II clinical trials for generalized social anxiety disorder and irritable bowel syndrome in our CRF program. During 2007, we entered into an exclusive licensing agreement with DSP for indiplon in Japan, under which we recognized $0.5 million in revenue.

Research and development expenses decreased to $55.3 million during 2008 compared to $82.0 million in 2007. The $26.7 million decrease in research and development expenses was primarily due to cost savings related to our staff reductions in 2007. The decrease in research and development staff levels reduced personnel costs by

$15.2 million (44%) in 2008 compared to 2007. External development costs decreased by $5.1 million to $19.2 million in 2008 compared to $24.3 million in 2007. External development costs related to our Pro Drugs and urocortin 2 programs increased by $1.5 million and $1.2 million, respectively, in 2008 compared to 2007. External development costs related to our subsequently halted indiplon and valnoctamide programs included expenses of $6.3 million during 2007. Additionally, laboratory costs decreased by $2.2 million during 2008 compared to 2007, primarily due to the staff reductions mentioned above. We currently have eight programs in various stages of research and development, including five programs in clinical development.

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

We expect research and development expenses to decrease during 2009 compared to 2008, primarily due to cost savings efforts, and the winding down of the Phase II program for elagolix.

Sales, general and administrative expenses decreased to $20.2 million in 2008 compared to $37.5 million during 2007 and $54.9 million during 2006. The $17.3 million decrease in expenses from 2007 to 2008 resulted primarily from staff reductions in 2007 and costs for pre-commercialization activities related to indiplon in 2007. The $17.4 million decrease in expenses from 2006 to 2007 resulted primarily from the severance program enacted in 2006, offset partially by increased costs for pre-commercialization activities related to indiplon.

We expect sales, general and administrative expenses to decrease during 2009 primarily due to the cost savings efforts, and the dismissal of the shareholder lawsuits during the fourth quarter of 2008.

During 2008, we recognized $15.7 million in cease-use expense under SFAS 146, related to the front building of our corporate headquarters and the amendment of our facilities lease as discussed above.

During 2007, we recognized a $94.0 million non-cash impairment charge to earnings under SFAS 144 related to the impairment of a prepaid royalty as discussed above.

Other (expense) income decreased to $(1.3) million in 2008 compared with $4.9 million during 2007. Other income was $6.1 million during 2006. The decrease from 2007 to 2008 resulted primarily from rent payments of $7.0 million made under our facilities sale-leaseback agreement that are recorded as interest expense in accordance with SFAS 98. Additionally, investment income for 2008 was lower than in the prior year period, primarily due to lower cash balances coupled with lower overall interest rates. Additionally, during 2008, we recognized $3.5 million in gains on sale of assets under SFAS 66 and SFAS 98 related to the real estate transaction discussed above. The decrease in other income from 2006 to 2007 was due to lower investment income due to lower average investment balances.

Our net loss for 2008 was $88.6 million, or $2.30 per share, compared to $207.3 million, or $5.45 per share, in 2007 and $107.2 million, or $2.84 per share, in 2006. The decrease in net loss from 2007 to 2008 was primarily due to the impairment charge of $94.0 million in 2007 and cost savings in 2008 related to the staff reductions in 2007. The increase in net loss from 2006 to 2007 was due primarily to the impairment charge of $94.0 million in 2007.

Litigation matters.  On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that we and certain of our officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, we and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file a second amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC). On July 8, 2008, we and the individual defendants filed a motion to dismiss the SAC. The court granted the motion to dismiss on September 23, 2008 but gave lead plaintiffs further leave to file a Third Consolidated Amended Complaint (TAC). On October 23, 2008, rather than filing a TAC, the lead plaintiffs filed a Notice of Election to Stand on the SAC, requesting that the court enter a final judgment dismissing the matter. On November 3, 2008, the court entered a final judgment dismissing the matter with prejudice. On December 31, 2008, the time elapsed for lead plaintiffs to appeal the court’s final judgment to the Ninth Circuit Court of Appeals.

In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on our behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing us to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter were stayed pending resolution of the motion to dismiss the federal class action lawsuit. Following the dismissal of the federal class action lawsuit, on November 19, 2008, the plaintiff in the derivative action filed a request for dismissal of the derivative action. The court entered an order dismissing the derivative action without prejudice on November 20, 2008.

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

In July 2008 we held an end-of-review meeting with the FDA to discuss the 2007 FDA Approvable Letter. We are currently awaiting the final minutes of this meeting. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities.

Restructuring programs and tender offer.  In July 2006 and August 2006, we announced a restructuring program to prioritize research and development efforts and implement cost containment measures. As a result, we terminated our entire sales force in July 2006 and reduced our research and development and general and administrative staff in San Diego by approximately 100 employees in August 2006. In connection with this restructuring, we recorded a one-time charge of approximately $9.5 million in 2006, of which $2.8 million was included in research and development expense and $6.7 million was included in sales, general and administrative expense. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to these reductions in force. Substantially all of these expenses were paid in cash during 2006.

In September 2006, we completed a tender offer to holders of outstanding options to purchase our common stock under our 2003 Plan and certain prior option plans. The offer was open to eligible employees and active consultants who held options with an exercise price of $20.00 or higher per share as of September 25, 2006. Certain executives and members of the Board of Directors were not eligible to participate in the offer. Approximately 2.0 million options were exchanged or amended resulting in approximately 1.0 million new or amended option grants and approximately 1.0 million cancelled option grants at completion of the offer. New or amended options under the Offer vest annually over a period of three years and have a weighted average exercise price of $10.90. Unamortized share based compensation expense, net of forfeiture rate, related to the offer totaled approximately $8.7 million and is being amortized over 3 years commencing on the completion of the offer.

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

During 2008, we incurred an additional one-time net charge of $2.1 million for severance related to certain executives and other personnel departing the Company, primarily all of which was included in general and administrative expense.

Liquidity and Capital Resources

At December 31, 2008, our cash, cash equivalents, and investments totaled $101.5 million compared with $179.4 million at December 31, 2007. This decrease was primarily a result of our operating loss of $88.6 million for the year ended December 31, 2008. At December 31, 2007, our cash, cash equivalents, and investments totaled

$179.4 million compared with $182.6 million at December 31, 2006. This $3.2 million decrease was primarily a result of our operating loss of $207.3 million for the year ended December 31, 2007, which included $94.0 million of non-cash expenditures related to the prepaid royalty impairment charge. The operating loss was offset by net cash received from our sale-leaseback transaction of $61.0 million and upfront license fees received from DSP of $20.0 million.

Net cash used in operating activities during 2008 was $74.2 million compared to $59.3 million in 2007. This increase was primarily due to severance payments of $7.4 million, and the timing of accounts payable and reductions in accounts receivable. Net cash used in operating activities during 2007 was $59.3 million compared to $99.3 million in 2006. This decrease was primarily due to up-front fees received from DSP of $20.0 million, and the timing of accounts payable and reductions in accounts receivable.

Net cash provided by investing activities during 2008 was $44.4 million compared to $20.8 million in 2007 and $120.3 million in 2006. These fluctuations resulted primarily from timing differences in investment purchases, sales and maturities and the fluctuations in our portfolio mix between cash equivalents and short-term investment holdings. We expect similar fluctuations to continue in future periods. Capital equipment purchases for 2008, 2007 and 2006 were $1.3 million, $0.6 million, and $3.1 million, respectively. Gross receipts from sales of equipment in 2008 totaled $0.6 million. Net capital equipment purchases for 2009 are expected to be $0.1 million.

Net cash used in financing activities during 2008 was $1.5 million compared to cash provided of $57.2 million in 2007 and $10.1 million in 2006. During 2007, we closed the sale of our facility and associated real property for a purchase price of $109.0 million and retired $47.7 million in mortgage debt related to the property. Other debt repayments (primarily related to equipment loans) were $1.5 million, $4.5 million and $5.8 million in 2008, 2007 and 2006, respectively. We had no outstanding debt at December 31, 2008. Additionally, cash proceeds from the issuance of common stock upon exercise of outstanding stock options and pursuant to our employee stock purchase plan were $34,000, $0.6 million and $15.8 million in 2008, 2007 and 2006, respectively. The amount and frequency of stock-related transactions are dependent upon the market performance of our common stock.

Auction Rate Securities.  Our long-term investments at December 31, 2008 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of our auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities were estimated utilizing a discounted cash flow analysis as of December 31, 2008. The significant assumptions of this valuation model were discount margins ranging from 259 to 339 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 6 to 8 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have recognized in the consolidated statement of operations an unrealized loss of approximately $3.9 million in investment income, net for auction rate securities that we have concluded that an other-than-temporary impairment exists. The carrying value in long-term investments for these auction rate securities at December 31, 2008 was $18.7 million.

During the fourth quarter of 2008, UBS AG (UBS) extended an offer of Auction Rate Securities Rights (ARS Rights) to holders of illiquid auction rate securities that were maintained by UBS as of February 13, 2008. The ARS Rights provide the holder with the ability to sell the auction rate securities, along with the ARS Rights, to UBS at the par value of the auction rate securities, during an applicable exercise period. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of auction rate securities at any time up until July 2, 2012, without any prior notification of the holder, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradeable, and will not be quoted or listed on any securities exchange or any other trading network. The offer period for the ARS Rights closed on November 14, 2008 and ARS Rights were issued by UBS during the fourth quarter of 2008.

We have elected to participate in the ARS Rights program for all of our outstanding auction rate securities maintained by UBS. We have $14.6 million (at par value) of ARS that are maintained by UBS. Under the terms of the ARS Rights offer, our applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, we are eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is our intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.

We elected to measure the ARS Rights under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159), to mitigate volatility in reported earnings due to their linkage to the auction rate securities and recorded other income of approximately $2.4 million, and a corresponding long term investment. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. As a result of this transfer, we recognized an other-than-temporary loss of approximately $2.6 million, and reversed the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the ARS Rights and the recognition of the other-than-temporary impairment loss resulted in a $0.2 million net impact to the consolidated statement of operations for the year ended December 31, 2008. We anticipate that any future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of their maturity or exercise.

The two remaining auction rate securities continue to be treated as available-for-sale investments. These auction rate securities have a par value of $8.0 million on which we have recognized a $1.3 million unrealized loss for an other-than-temporary impairment in the consolidated statement of operations.

Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by 2 years for the auction rate securities and related ARS Rights yielded a net increase in the valuation of these investments of $0.3 million. Other factors that may impact the valuation of our auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

At present, in the event we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or until they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We do not have a need to access these funds for operational purposes in 2009, nor the outstanding auction rate securities with UBS prior to June 30, 2010, the beginning of the ARS Rights exercise period. We will continue to monitor and evaluate these investments on an ongoing basis for impairment.

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

The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay up to $22.3 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful. Some of our clinical development agreements contain incentives for time-sensitive activities. Additionally, our facility lease agreement calls for us to maintain $50.0 million in cash and investments at all times, or increase our security deposit by $5.0 million.

		Less than 1			More than 5
Contractual Obligations	Total	Year	1 - 3 Years	3 - 5 Years	Years
	(In thousands)

Operating leases	$50	$50	$—	$—	$—
Property lease(1)	126,702	9,895	20,689	21,949	74,169
License and research agreements	595	140	245	210	—
Clinical development agreements	12,904	10,884	2,020	—	—

Total contractual obligations	$140,251	$20,969	$22,954	$22,159	$74,169

(1)	Property lease payments includes base rent plus other estimated operating costs that the Company is obligated to pay under the terms of the lease.

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

We believe that our existing capital resources, together with investment income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs as planned.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on December 31, 2008, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141(R) to have a material effect on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material effect on our consolidated results of operations and financial condition.

We also adopted the following accounting standards in 2008, none of which had a material effect on our consolidated results of operations during such period or financial condition at the end of such period:

•	Emerging Issues Task Force EITF Issue 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”

•	SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”

We adopted SFAS 157, “Fair Value Measurements” (SFAS 157) and SFAS 157-3, “Determining the Value of a Financial Asset When the Market for That Asset Is Not Active” (SFAS 157-3). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157-3 expanded on the implementation guidance in SFAS 157 for estimating the present value of future cash flows for some hard-to-value financial instruments such as auction rate securities. The adoption of SFAS 157 and SFAS 157-3 did not have a material impact on our consolidated results of operations and financial position.

We adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. The adoption of SFAS 159 did not have a material impact on our consolidated results of operations and financial position as the fair value option was not elected for any of our financial assets or financial liabilities at the date of adoption.

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

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Neurocrine Biosciences, Inc. changed its method of accounting and disclosures for fair value measurements and fair value reporting of financial assets and liabilities in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, the Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Diego, California
February 2, 2009

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except for par value and share totals)

ASSETS
Current assets:
Cash and cash equivalents	$68,467	$99,664
Short-term investments, available-for-sale	12,006	79,721
Receivables under collaborative agreements	39	27
Other current assets	911	3,536

Total current assets	81,423	182,948
Property and equipment, net	6,191	82,598
Long-term investments	21,057	—
Restricted cash	6,409	6,399
Other non-current assets	3,102	4,709

Total assets	$118,182	$276,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$3,776
Accrued liabilities	10,905	21,717
Current portion of deferred revenues	2,936	2,928
Current portion of cease-use liability	7,870	—
Current portion of deferred gain on sale of real estate	2,784	—
Current portion of long-term debt	—	1,486

Total current liabilities	26,094	29,907
Deferred revenues	11,676	14,595
Deferred gain on sale of real estate	32,867	—
Deferred rent	110	—
Leaseback financing obligation	—	108,745
Cease-use liability	7,527	—
Other liabilities	3,134	4,710

Total liabilities	81,408	157,957
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 38,598,789 at December 31, 2008 and 38,273,979 at December 31, 2007	39	38
Additional paid-in capital	741,568	733,542
Accumulated other comprehensive loss	(1,570)	(233)
Accumulated deficit	(703,263)	(614,650)

Total stockholders’ equity	36,774	118,697

Total liabilities and stockholders’ equity	$118,182	$276,654

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except loss per share data)

Revenues:
Sponsored research and development	$47	$139	$6,716
Milestones and license fees	3,919	986	16,038
Sales force allowance	—	—	16,480
Grant income	9	99	—

Total revenues	3,975	1,224	39,234
Operating expenses:
Research and development	55,291	81,985	97,678
Sales, general and administrative	20,240	37,481	54,873
Cease-use expense	15,742	—	—
Asset impairment	—	94,000	—

Total operating expenses	91,273	213,466	152,551

Loss from operations	(87,298)	(212,242)	(113,317)
Other (expense) and income:
Gain (loss) on sale/disposal of assets	3,578	129	(473)
Investment income, net	2,132	8,737	10,307
Interest expense	(7,025)	(3,923)	(3,722)

Total other (expense) and income	(1,315)	4,943	6,112

Net loss	$(88,613)	$(207,299)	$(107,205)

Net loss per common share:
Basic and diluted	$(2.30)	$(5.45)	$(2.84)

Shares used in the calculation of net loss per common share:
Basic and diluted	38,449	38,009	37,722

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
	(In thousands)

BALANCE AT DECEMBER 31, 2005	37,132	$37	$691,717	$(1,504)	$(300,146)	$390,104
Net loss	—	—	—	—	(107,205)	(107,205)
Unrealized gain on investments	—	—	—	1,603	—	1,603

Comprehensive loss	—	—	—	—	—	(105,602)
Issuance of common stock for option exercises	579	1	15,368	—	—	15,369
Issuance of common stock for exercise of warrants	147	—	44	—	—	44
Share-based compensation	—	—	14,365	—	—	14,365
Issuance of common stock pursuant to the Employee Stock Purchase Plan	48	—	436	—	—	436

BALANCE AT DECEMBER 31, 2006	37,906	38	721,930	99	(407,351)	314,716
Net loss	—	—	—	—	(207,299)	(207,299)
Unrealized gain on investments	—	—	—	(332)	—	(332)

Comprehensive loss	—	—	—	—	—	(207,631)
Share-based compensation	—	—	9,983	—	—	9,983
Reclassification of share-based compensation liability	—	—	933	—	—	933
Issuance of common stock for restricted share units vested	290	—	105	—	—	105
Issuance of common stock for option exercises	78	—	591	—	—	591

BALANCE AT DECEMBER 31, 2007	38,274	38	733,542	(233)	(614,650)	118,697
Net loss	—	—	—	—	(88,613)	(88,613)
Unrealized loss on investments	—	—	—	(1,337)	—	(1,337)

Comprehensive loss	—	—	—	—	—	(89,950)
Share-based compensation	—	—	7,993	—	—	7,993
Issuance of common stock for restricted share units vested	316	1	—	—	—	1
Issuance of common stock for option exercises	9	—	33	—	—	33

BALANCE AT DECEMBER 31, 2008	38,599	$39	$741,568	$(1,570)	$(703,263)	$36,774

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(88,613)	$(207,299)	$(107,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,610	9,404	10,566
(Gain)/loss on sale/abandonment of assets	(3,578)	(129)	473
Fair value adjustment for auction rate security rights	(2,350)	—	—
(Gain)/loss on sale of investments	412	(812)	32
Fair value adjustment for auction rate securities	3,894	—	—
Cease-use expense	15,397	—	—
Deferred revenues	(2,911)	17,523	(6,537)
Deferred rent	110	—	—
Asset impairment	—	94,000	—
Loan forgiveness on notes receivable	—	305	50
Non-cash stock compensation expense	7,993	9,983	14,365
Change in operating assets and liabilities:
Accounts receivable and other current assets	2,613	7,491	(4,812)
Other non-current assets	(185)	278	(508)
Other non-current liabilities	(1,576)	56	(43)
Accounts payable and accrued liabilities	(12,989)	9,866	(5,715)

Net cash used in operating activities	(74,173)	(59,334)	(99,334)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of short-term investments	(36,986)	(94,638)	(64,044)
Sales/maturities of short-term investments	82,132	117,130	186,910
Deposits and restricted cash	1	(1,161)	525
Proceeds from sales of property and equipment	603	129	—
Purchases of property and equipment, net	(1,322)	(624)	(3,110)

Net cash provided by investing activities	44,428	20,836	120,281
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	34	591	15,849
Principal payments on debt	(1,486)	(52,155)	(5,763)
Leaseback financing obligation	—	108,745	—

Net cash (used in) provided by financing activities	(1,452)	57,181	10,086

Net (decrease) increase in cash and cash equivalents	(31,197)	18,683	31,033
Cash and cash equivalents at beginning of the year	99,664	80,981	49,948

Cash and cash equivalents at end of the year	$68,467	$99,664	$80,981

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid on debt obligations	$74	$3,090	$3,694
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities.  Neurocrine Biosciences, Inc. (the Company or Neurocrine) incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders.

Subsidiaries of the Company include Neurocrine Continental, Inc. (formerly Neurocrine Commercial Operations, Inc.), a Delaware corporation and wholly owned subsidiary of the Company, and Neurocrine HQ Inc., a Delaware corporation and wholly owned subsidiary of the Company, both of which are primarily inactive.

During 2008, the Company dissolved Science Park Center LLC and Neurocrine International LLC, which previously were subsidiaries of the Company.

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

Reclassifications.  Certain reclassifications have been made to previously reported amounts to conform to current presentations.

Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Short-Term Investments Available-for-Sale.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” (SFAS 115) short-term investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

Collaboration Agreements.  During the years ended December 31, 2008, 2007 and 2006, collaborative research and development agreements accounted for substantially all of the Company’s revenue.

Property and Equipment.  Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Building costs were depreciated over an average estimated useful life of 25 years and equipment is over three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industry Segment and Geographic Information.  The Company operates in a single industry segment — the discovery and development of therapeutics for the treatment of neurological and endocrine related diseases and disorders. The Company had limited foreign based operations for the years ended December 31, 2008, 2007 and 2006.

Other Non-Current Assets.  Other non-current assets include $3.1 million and $4.7 million, respectively, of mutual fund investments related to the Company’s nonqualified deferred compensation plan for certain employees as of December 31, 2008 and 2007, respectively. Net unrealized losses related to these mutual funds were approximately $1.6 million and $0.2 million as of December 31, 2008 and December 31, 2007, respectively. All of the assets held in the Company’s nonqualified deferred compensation plan are recorded at fair value in accordance with SFAS 115 with fair value disclosures presented in accordance with SFAS No. 157, “Fair Value Measurements,” (SFAS 157) (as described in Note 4). The values are categorized as Level 1 assets as they have been obtained from quoted prices in active markets for identical assets. Additionally, the Company has recorded a corresponding liability for the deferred compensation plan in other liabilities.

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

The Company carried as a long-lived asset on its balance sheet a prepaid royalty arising from its acquisition in February 2004 of Wyeth’s financial interest in the Company’s drug candidate, indiplon, for $95.0 million, consisting of $50.0 million in cash and $45.0 million in the Company’s common stock. During the fourth quarter of 2007, the Company received a second “approvable” letter from the United States Food and Drug Administration. This second letter requested additional preclinical and clinical trials, which raised a significant amount of uncertainty regarding future clinical development of indiplon. Based on this significant uncertainty, the Company determined that the prepaid royalty was impaired, and a non-cash charge of $94.0 million related to this impairment was required under SFAS 144 to write the value down to zero.

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

Comprehensive Income/Loss.  Comprehensive income/loss is calculated in accordance with SFAS No. 130, “Comprehensive Income”, (SFAS 130). SFAS 130 requires the disclosure of all components of comprehensive income/loss, including net income and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s other comprehensive income/loss consisted of unrealized gains and losses on investments and is reported in the statements of stockholders’ equity.

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

Restructuring.  During 2008, the Company incurred a net charge of $2.1 million, primarily included in general and administrative expense, for severance related to certain executives and other personnel departing the Company.

During the fourth quarter of 2007, the Company announced staff reductions of approximately 125 employees at its San Diego campus, as part of its restructuring program to prioritize its research and development programs. As a result, the Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS 146) the Company recorded a charge of approximately $6.9 million in 2007, of which $4.9 million was included in research and development and $2.0 million was included in sales, general and administrative expense. The majority of this amount was paid out in the first quarter of 2008.

During 2006, the Company eliminated its entire sales force and also reduced its research and development and general and administrative staff in San Diego by approximately 100 employees. Pursuant to SFAS 146, the Company recorded a charge of approximately $9.5 million in 2006 related to this reduction in workforce, of which $2.8 million was included in research and development expense and $6.7 million was included in sales, general and administrative expense. Substantially all costs were paid out in cash during 2006.

As of December 31, 2008, the Company had a remaining balance of approximately $1.6 million of accrued restructuring expenses included in the consolidated balance sheet. The liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability during 2008 are as follows (in thousands):

Accrual balance as of December 31, 2007	$6,924
Additional accruals	2,463
Payments	(7,397)
Adjustments	(412)

Accrual balance as of December 31, 2008	$1,578

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retention Program.  On February 27, 2008, the Board of Directors of the Company approved an employee retention program (Retention Program) to provide the Company with a mechanism to retain its non-officer and executive officer employees who were not subject to the Company’s restructuring programs. As part of the Retention Program, the Board approved a one-time cash retention payment totaling $3.2 million, 60% of which was paid in the first quarter of 2008 and the remaining 40% of which was paid in the fourth quarter of 2008. In addition, the Board approved the issuance of restricted stock units (RSUs) covering an aggregate of 1.2 million shares and stock options covering an aggregate of 501,000 shares to its executive officers and certain employees, all of which were issued in the first quarter of 2008.

Share-Based Compensation.  Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25). Under APB 25, the Company measured compensation expense for its share-based compensation using the intrinsic value method, that is, as the excess, if any, of the fair market value of the Company’s stock at the grant date over the amount required to be paid to acquire the stock, and provided the disclosures required by SFAS 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” (SFAS 148).

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other equity-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS 123R) using the modified prospective transition method and therefore has not restated results for prior periods. Under the modified prospective transition method, share-based compensation expense for 2006 includes: 1) compensation expense for all share-based awards granted on or after January 1, 2006 as determined based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R; and 2) compensation expense for share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances.

On August 1, 2007, the Company amended and restated the Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan (the Plan). Under the terms of the amended and restated Plan, the Company is now required to distribute shares in order to settle any share-based compensation deferred into the Plan by participants. Additionally, participants can no longer diversify share-based awards that are placed into the Plan. In accordance with SFAS 123R and Emerging Issues Task Force 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”, the Company has reclassified the portion of the liability representing our obligation related to share-based compensation that had vested as of the date of the Plan modification to additional paid-in-capital. There was no effect on our previously reported net income or accumulated deficit.

Investment Income.  Investment income is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. The following table presents certain information related to the components of investment income (in thousands):

	Years Ended December 31,
	2008	2007	2006

Interest income	4,039	7,817	10,237
Dividends	70	108	102
Realized gains/(losses), net	(1,977)	812	(32)

Total	$2,132	$8,737	$10,307

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss Per Share.  The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Potentially dilutive securities comprised of incremental common shares issuable upon the exercise of stock options and warrants, were excluded from historical diluted loss per share because of their anti-dilutive effect. Dilutive common stock equivalents would include the dilutive effects of common stock options and warrants for common stock. Potentially dilutive securities totaled 39,000, 1.2 million and 1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

Impact of Recently Issued Accounting Standards.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 141(R) to have a material effect on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated results of operations and financial condition.

The Company also adopted the following accounting standards in 2008, none of which had a material effect on its consolidated results of operations during such period or financial condition at the end of such period:

•	Emerging Issues Task Force EITF Issue 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”

•	SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”

The Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157) and SFAS No. 157-3, “Determining the Value of a Financial Asset When the Market for That Asset Is Not Active” (SFAS 157-3). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157-3 expanded on the implementation guidance in SFAS 157 for estimating the present value

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of future cash flows for some hard-to-value financial instruments such as auction rate securities. The adoption of SFAS 157 and SFAS 157-3 did not have a material impact on the Company’s consolidated results of operations and financial position; however additional disclosure has been added to the financial statements in Note 4.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (SFAS159). SFAS 159 permits companies to choose to measure certain financial assets and liabilities at fair value (the “fair value option”). If the fair value option is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g. debt issue costs. The fair value election is irrevocable and may generally be made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure at fair value. At the adoption date, unrealized gains and losses on existing items for which the fair value option has been elected are reported as a cumulative adjustment to beginning retained earnings. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations and financial position as the fair value option was not elected for any of the Company’s financial assets or financial liabilities at the date of adoption.

NOTE 2.	SHORT-TERM INVESTMENTS

The following is a summary of short-term investments classified as available-for-sale securities (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008
Securities of government-sponsored enterprises	$9,919	$80	$—	$9,999
Corporate debt securities	2,039	—	(32)	2,007

Total investments	$11,958	$80	$(32)	$12,006

December 31, 2007
Securities of government-sponsored enterprises	$18,264	$9	$(5)	$18,268
Corporate debt securities	46,880	3	(30)	46,853
Other debt securities	14,600	—	—	14,600

Total investments	$79,744	$12	$(35)	$79,721

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2008 are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in 12 months or less	$11,958	$12,006

The following table presents certain information related to sales of short-term available-for-sale securities (in thousands):

	Years Ended December 31,
	2008	2007	2006

Proceeds from sales	$82,132	$117,130	$186,910

NOTE 3.	LONG-TERM INVESTMENTS

The Company’s long-term investments at December 31, 2008 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain the highest credit rating of AAA. All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of December 31, 2008. The significant assumptions of this valuation model were discount margins ranging from 259 to 339 basis points which are based on industry recognized student loan sector indices, required rate of return of 150 basis points and an estimated term to liquidity of 6 to 8 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, the Company has recognized in the consolidated statement of operations a loss of approximately $3.9 million on auction rate securities in other income and expense for which for the Company has concluded that an other-than-temporary impairment exists. The carrying value in long-term investments for these auction rate securities at December 31, 2008 is $18.7 million.

During the fourth quarter of 2008, UBS AG (UBS) extended an offer of Auction Rate Securities Rights (ARS Rights) to holders of illiquid auction rate securities that were maintained by UBS as of February 13, 2008. The ARS Rights provide the holder with the ability to sell the auction rate securities, along with the ARS Rights, to UBS at the par value of the auction rate securities, during an applicable exercise period. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of auction rate securities at any time up until July 2, 2012, without any prior notification of the holder, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradeable, and will not be quoted or listed on any securities exchange or any other trading network. The offer period for the ARS Rights closed on November 14, 2008 and ARS Rights were issued by UBS during the fourth quarter of 2008.

The Company has elected to participate in the ARS Rights program for all of its outstanding auction rate securities maintained by UBS. The Company has $14.6 million (par value) of ARS that are maintained by UBS. Under the terms of the ARS Rights offer, the applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, the Company is eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is the Company’s intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.

The Company elected to measure the ARS Rights under the fair value option of SFAS 159 to mitigate volatility in reported earnings due to their linkage to the auction rate securitites, and recorded income of approximately $2.4 million, and a corresponding long term investment. The ARS Rights were valued in a similar fashion to the auction rate securities as described above. Simultaneously, due to the ARS Rights granted by UBS, the Company made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. As a result of this transfer, the Company recognized an other-than-temporary loss of approximately $2.6 million, and reversed the related temporary valuation allowance that was previously recorded in other comprehensive loss. The recording of the ARS Rights and the recognition of the other-than-temporary impairment loss resulted in a $0.2 million net impact to the consolidated statement of operations for the year ended December 31, 2008. The Company anticipates that any future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of their maturity or exercise.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The two remaining auction rate securities continue to be treated as available-for-sale investments. These auction rate securities have a par value of $8.0 million on which the Company has recognized a $1.3 million unrealized loss for an other-than-temporary impairment in the consolidated statement of operations.

At present, in the event the Company needs to access the funds that are in an illiquid state, the Company may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, the Company could be required to hold them to maturity.

Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by 2 years for the auction rate securities and related ARS Rights yielded a net increase in on the valuation of these investments of $0.3 million. Other factors that may impact the valuation of our auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

NOTE 4.	FAIR VALUE MEASUREMENTS

As described in Note 1, the Company adopted SFAS 157 on January 1, 2008. SFAS 157, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash, cash equivalents, and investments measured at fair value as of December 31, 2008 are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Cash & money market funds	$64.9	$64.9	$—	$—
Commercial paper(1)	10.0	10.0	—	—
Corporate debt securities(1)	2.0	2.0	—	—
Securities of government-sponsored enterprises(1)	10.0	10.0	—	—
Auction rate securities(2)	18.7	—	—	18.7
ARS Rights (Note 3)	2.4	—	—	2.4

Total	$108.0	$86.9	$—	$21.1

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for cash, cash equivalents, and investments measured at fair value during the twelve month period ended December 31, 2008 using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)

Beginning balance as of December 31, 2007	$—
Transfers into Level 3	22.6
Purchases, sales, issuances and settlements, net	—
Total unrealized losses included in other comprehensive income	—
Total unrealized losses included in other income and (expense)	(1.5)

Ending balance	$21.1

Amount of total losses for the year included in other income and expense in the consolidated statement of operations attributable to the change in unrealized losses relating to assets still held at the reporting date	$(1.5)

(1)	Securities are classified as available-for-sale.

(2)	The Company transferred a portion of its auction rate securities from available-for-sale to trading in the fourth quarter of 2008. The fair value of these auction rate securities was estimated based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) the expected term to liquidity; and (v) its market required rate of return.

NOTE 5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007

Land	$—	$25,370
Buildings	—	56,919
Tenant improvements	1,108	—
Furniture and fixtures	1,989	3,177
Equipment	42,059	43,212

	45,156	128,678
Less accumulated depreciation	(38,965)	(46,080)

Property and equipment, net	$6,191	$82,598

For the years ended December 31, 2008, 2007 and 2006, depreciation expense was $7.6 million, $9.4 million and $10.6 million, respectively. During 2008, 2007 and 2006, the Company recognized a gain (loss) of approximately $113,000, $129,000 and $(473,000), respectively, related to disposal of equipment.

During 2007, the Company sold its corporate headquarters through a sale-leaseback transaction as more fully described in Note 7.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	ACCRUED LIABILITIES

Accrued liabilities at December 31, 2008 and 2007 consist of the following (in thousands):

	2008	2007

Accrued employee benefits	$2,879	$4,114
Accrued severance costs	1,578	6,924
Accrued development costs	2,985	4,386
Other accrued liabilities	3,463	6,293

	$10,905	$21,717

NOTE 7.	COMMITMENTS AND CONTINGENCIES

Real Estate.  In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109.0 million. As part of the sale the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement whereby it leased back the facility for an initial term of 12 years. This lease has been characterized as an operating lease for financial reporting purposes.

Under the terms of the lease, the Company pays a basic annual rent of $7.6 million (subject to an annual fixed percentage increase, as set forth in the agreement), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance, etc. In lieu of a cash security deposit under the lease agreement, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.4 million carried as restricted cash on the balance sheet. The Company has the right to extend the lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold vacant lot. Additionally, the Company had a repurchase right to all of the properties which could have been exercised during the fourth year of the lease.

In accordance with SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases” (SFAS 98) and SFAS No. 66, “Accounting for Sales of Real Estate” (SFAS 66) the Company initially deferred the gain on the sale of the building and related vacant parcel due to the repurchase right. The Company established a long-term liability of $108.7 million upon the close of the transaction, essentially the gross proceeds from the real estate sale, and the conveyed real estate assets remained on the Company’s balance sheet as of December 31, 2007.

Effective December 10, 2008, the Company entered into a first amendment to the lease. The lease amendment provides for the renovation of the front building in a manner that facilitates multiple tenant usage and also establishes a mechanism for the Company to terminate its use of the front building. The Company continues to occupy the rear building.

Pursuant to the terms of the lease amendment, the Company is obligated to reimburse the landlord for the total cost of renovating a portion of the front building such that the front building becomes suitable for multiple tenant usage. The Company and the landlord will work in good faith to use commercially reasonable efforts to keep the total cost of the renovation from exceeding $5.5 million. The Company made a one-time payment of $1.0 million toward renovation costs in January 2009 and will reimburse the landlord for the balance of the renovation costs over a four year period through an increase in monthly rental payments (currently estimated at $108,000 per month) beginning in October 2008. Furthermore, the lease amendment provides that the landlord shall seek to enter into leases with replacement tenants for portions of the front building. In connection with each replacement lease, the

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company shall be granted a pro rata reduction in rent under the lease. The Company is required to pay all tenant improvement costs, lease termination costs and leasing commissions in connection with each replacement lease.

The lease amendment also terminated the Company’s right to repurchase any portion of the facility or real property. As a result of the termination of the repurchase right, during the fourth quarter of 2008, the Company removed from its balance sheet the long-term liability of $108.7 million and the related previously conveyed real estate related assets of $69.6 million. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate in accordance with SFAS 66 and SFAS 98. During 2008, the Company recognized $3.5 million of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.

As a result of signing the lease amendment and physically vacating the front building, the Company triggered a cease-use date for the front building and has estimated lease termination costs in accordance with SFAS 146. Estimated lease termination costs for the front building include the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the fourth quarter of 2008, the Company recorded an expense of $15.7 million for the net present value of these estimated lease termination costs, of which $0.3 million was paid in 2008. Additionally, certain other costs such as leasing commissions and legal fees will be expensed by the Company as incurred in conjunction with the sublease of the vacated office space.

Rent Expense.  Rent expense was $1.1 million, $0.3 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Rent paid under the leaseback for the facility was treated as interest expense in accordance with SFAS 98 for the period where the repurchase right existed. This charge totaled $7.0 million and $0.6 million in 2008 and 2007, respectively. The Company recognizes rent expense on a straight-line basis.

Equipment Loans.  The Company had entered into equipment financing arrangements with lenders to finance equipment purchases, which expired on various dates through the year 2008 and bore interest at rates between 6.3% and 7.3%. The debt obligations were repayable in monthly installments and were secured by the financed equipment. Amounts outstanding under these loans at December 31, 2007 totaled $1.5 million. These equipment loans were fully repaid during 2008.

Product Liability.  The Company’s business exposes it to liability risks from its potential drug products. A successful product liability claim or series of claims brought against the Company could result in payment of significant amounts of money and divert management’s attention from running the business. The Company may not be able to maintain insurance on acceptable terms, or the insurance may not provide adequate protection in the case of a product liability claim. To the extent that product liability insurance, if available, does not cover potential claims, the Company would be required to self-insure the risks associated with such claims. The Company believes that it carries reasonably adequate insurance for product liability claims.

Licensing and Research Agreements.  The Company has entered into licensing agreements with various universities and research organizations, which are generally cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $22.3 million over the lives of these agreements, in addition to royalties on sales of the affected products at rates ranging up to 6%. Due to the

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

Related Party Transactions.  The Company has entered into agreements with a research facility for technology. A director of the Company is an employee of this research facility. During the years ended December 31, 2008, 2007 and 2006, the Company paid approximately $425,000, $80,000 and $375,000, respectively, to the research facility for this technology.

Clinical Development Agreements.  The Company has entered into agreements with various vendors for the pre-clinical and clinical development of its product candidates, which are generally cancelable at the option of the Company for convenience or performance, with terms ranging from 0-180 days written notice. Under the terms of these agreements, the vendors provide a variety of services including conducting pre-clinical development research, manufacturing clinical compounds, enrolling patients, recruiting patients, monitoring studies, data analysis and regulatory filing assistance. Payments under these agreements typically include fees for services and reimbursement of expenses. Some agreements also may include incentive bonuses for time-sensitive activities. The timing of payments due under these agreements was estimated based on current schedules of clinical studies in progress.

Payment schedules for commitments and contractual obligations at December 31, 2008 are as follows (in thousands):

			Licenses and	Clinical
	Property	Operating	Research	Development
Fiscal Year	Lease(1)	Leases	Agreements	Agreements

2009	$9,895	$50	$140	$10,884
2010	10,192	—	140	1,483
2011	10,497	—	105	537
2012	10,812	—	105	—
2013	11,137	—	105	—
Thereafter	74,169	—	—	—

Total minimum payments	$126,702	$50	$595	$12,904

(1)	Property lease payments includes base rent plus other estimated operating costs that the Company is obligated to pay under the terms of the lease.

NOTE 8.	SHARE-BASED COMPENSATION

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

Since 1992, the Company has authorized a total of 14.7 million shares of common stock for issuance pursuant to its 1992 Plan, 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, 2001 Plan, several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock, restricted stock units, and stock bonuses to officers, directors, employees, and consultants of the Company. Currently, all new grants of stock options are made from the 2003 Plan or through Employment Commencement Nonstatutory Stock Option Agreements. As of December 31, 2008, of the 14.7 million shares reserved for issuance under the Option Plans,

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.1 million of these shares were originally reserved for issuance pursuant to the terms of the Company’s 1992 Plan, 1996 Director Stock Option Plan and 2001 Plan and would currently be available for issuance but for the Company’s determination in 2003 not to make further grants under these plans; 6.4 million were issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards; 5.1 million were subject to outstanding options and restricted stock units; and 1.0 million remained available for future grant under the 2003 Plan. Share awards made under the 2003 Plan that are later cancelled due to forfeiture or expiration return to the pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of restricted stock units.

The Company’s net loss for the years ended December 31, 2008, 2007 and 2006 includes $8.0 million $10.0 million and $14.4 million of compensation expense respectively, related to the Company’s share-based compensation awards. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of sales, general and administrative expense and research and development expense ($4.1 million and $3.9 million, respectively, for the year ended December 31, 2008). SFAS 123R requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised (excess tax benefits) be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

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

Vesting Provisions of Share-Based Compensation.  Stock options granted under the Option Plans primarily have terms of up to ten years from the date of grant, and generally vest over a three to four-year period. Stock bonuses granted under the Option Plans generally have vesting periods ranging from two to four years. Restricted stock units granted under the Option Plans generally have vesting periods of three years. The expense recognized under SFAS 123R is generally recognized ratably over the vesting period. However, certain retirement provisions in the Option Plans provide that employees who are age 55 or older, and have five or more years of service with the Company will be entitled to accelerated vesting of all of the unvested stock option awards upon retirement from the Company. In these cases, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Effective January 1, 2006, the maximum contractual term for all options granted from the 2003 Plan was reduced to seven years.

Stock Options.  The exercise price of all options granted during the years ended December 31, 2008, 2007 and 2006 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for option grants during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.7%	4.8%	4.6%
Expected volatility of common stock	69%	65%	62%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	4.75 years	4.75 years	4.3 years

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The expected volatility is based on the historical volatility of the Company’s stock. The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future. Per Staff Accounting Bulletin 107, the Company used the simplified method to compute the expected option term for all options granted. The simplified method was used because the contractual life of the amended or exchanged options varied from approximately three to seven years. The simplified method was used for all subsequent grants because the decline in the Company’s stock price has decreased the exercise activity of option holders and we do not have sufficient historical exercise data to provide a more reasonable basis upon which to estimate expected term.

Share-based compensation expense recognized in the Consolidated Statement of Operations for the year ended December 31, 2008 is based on awards ultimately expected to vest, net of estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2008 based on historical experience. The effect of pre-vesting forfeitures for awards with monthly vesting terms has historically been negligible on the Company’s recorded expense. Pre-vesting forfeitures for awards with annual vesting terms were estimated at 5% in 2008 based on historical employee turnover experience. The effect of the restructurings has been excluded from the historical review of employee turnover. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2008, 2007 and 2006, estimated as of the grant date using the Black-Scholes option valuation model, were $2.86, $6.60 and $9.73, respectively.

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

A summary of the status of the Company’s stock options as of December 31, 2008 and of changes in options outstanding under the plans during the year ended December 31, 2008 is as follows (in thousands, except for weighted average exercise price data):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	4,144	$23.74	4,264	$28.49	6,544	$38.32
Granted/amended	626	4.99	604	11.44	1,609	16.87
Exercised	(8)	4.17	(78)	7.60	(578)	26.62
Canceled	(1,164)	19.85	(646)	45.53	(3,311)	42.36

Outstanding at December 31	3,598	$21.78	4,144	$23.74	4,264	$28.49

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding at December 31, 2008 have a weighted average remaining contractual term of 3.9 years.

For the year ended December 31, 2008, share-based compensation expense related to stock options was $3.7 million. As of December 31, 2008, there is approximately $3.0 million of unamortized compensation cost related to stock options. Compensation cost associated with unvested stock option awards as of December 31, 2008 is expected to be recognized over a remaining weighted-average vesting period of 1.3 years. As of December 31, 2008, there are approximately 2.7 million options exercisable with a weighted average exercise price of $26.57 and a weighted-average remaining contractual term of 3.4 years. The total intrinsic value, which is the amount (if any) by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2008, 2007, and 2006 was $13,000, $0.4 million and $18.1 million, respectively. As of December 31, 2008 the total intrinsic value, of options outstanding and exercisable was $0. Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $33,000, $0.6 million and $15.4 million, respectively.

On October 24, 2007, the Company entered into Stock Option Cancellation Agreements with certain of its executive officers and directors, pursuant to which certain stock options previously granted to each such executive officer or director, were cancelled in exchange for a nominal payment by the Company of $100 in the aggregate. The Stock Option Cancellation Agreements indicated that other than such nominal payment, the applicable executive officer or director had not received, and would not receive, any additional consideration in exchange for the cancellation of such options. Accordingly, while each such executive officer or director will be eligible to receive future equity grants in connection with the Company’s regular grant practices, no such executive officer or director will receive any future equity award in exchange for the cancellation of such options. The Company recognized approximately $0.4 million of compensation expense in conjunction with the cancellations.

Restricted Stock Units.  Beginning in January 2006, certain employees are eligible to receive restricted stock units under the 2003 Plan. In accordance with SFAS 123R, the fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been estimated at 5% based on historical experience of restricted stock awards. As of December 31, 2008, there is approximately $6.2 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 1.9 years. The restricted stock units, at the election of eligible employees, may be subject to deferred delivery arrangement. For the year ended December 31, 2008, share-based compensation expense related to restricted stock units was $4.3 million.

A summary of the status of the Company’s restricted stock units as of December 31, 2008, 2007, and 2006 and of changes in restricted stock units outstanding under the plan for the three years ended December 31, 2008 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Number of	Grant Date Fair	Number of	Grant Date Fair	Number of	Grant Date Fair
	Units	Value per Unit	Units	Value per Unit	Units	Value per Unit

Restricted stock units outstanding at January 1	1,066	$11.12	896	$13.11	—	$—
Restricted stock units granted	1,212	5.07	484	11.49	914	13.07
Restricted stock units cancelled	(520)	9.55	(32)	11.17	(18)	10.90
Restricted stock units converted into common shares	(308)	11.09	(282)	10.86	—	—

Restricted stock units outstanding at December 31	1,450	$6.58	1,066	$11.12	896	$13.11

Employee Stock Purchase Plan.  The Company had reserved 725,000 shares of common stock for issuance under the 1996 Employee Stock Purchase Plan, as amended (the Purchase Plan). The Purchase Plan had a six-month

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants.  The Company has outstanding warrants to purchase 3,940 shares of common stock at $52.05 that expire in December 2012.

The following shares of common stock are reserved for future issuance at December 31, 2008 (in thousands):

Share based compensation plans	6,055
Warrants	4

Total	6,059

NOTE 9.	SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Dainippon Sumitomo Pharma Co., Ltd.  On October 31, 2007, the Company entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company received an up-front license fee of $20.0 million. The Company is also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, the Company may be entitled to payments totaling an additional $115.0 million. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan. For the years ending December 31, 2008 and 2007, the Company amortized into revenue $2.9 million and $0.5 million, respectively, of the upfront license fee under the DSP agreement.

Pfizer.  In December 2002, the Company entered into an exclusive worldwide collaboration with Pfizer, Inc. (Pfizer) to complete the clinical development of, and to commercialize, indiplon for the treatment of insomnia. Under the terms of the agreement, Pfizer and Neurocrine collaborated in the completion of the indiplon Phase III clinical program. During 2003, the Company received an upfront license fee of $100.0 million under the collaboration.

For the year ended December 31, 2006, the Company recognized revenue of $6.6 million from the reimbursement of clinical development expenses under the Pfizer agreement. The Company also amortized into revenue $6.5 million of the upfront license fee for the year ended December 31, 2006. The Company also recognized $16.5 million from Pfizer during 2006 as a sales force allowance for the building and operation of the Company’s 200-person sales force.

On June 22, 2006 the Company and Pfizer agreed to terminate the collaboration and license agreements to develop and co-promote indiplon effective December 19, 2006. As a result, the Company reacquired all worldwide rights for indiplon capsules and tablets and is responsible for any further costs associated with development, registration, marketing and commercialization of indiplon.

The Company obtained rights to indiplon pursuant to a 1998 Sublicense and Development Agreement with DOV Pharmaceutical, Inc. (DOV) and is responsible for specified milestone payments and royalties to DOV on net sales under the license agreement. Wyeth licensed the indiplon technology to DOV in 1998 in exchange for milestone payments and royalties on future sales of indiplon. On February 26, 2004, the Company entered into

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

several agreements with Wyeth and DOV pursuant to which the Company acquired Wyeth’s financial interest in indiplon for approximately $95.0 million, consisting of $50.0 million in cash and $45.0 million of the Company’s common stock. The agreements among the Company, Wyeth and DOV provide that the Company will make milestone and royalty payments to DOV net of amounts that DOV would have been obligated to pay to Wyeth such that the Company will retain all milestone, royalty and other payments on indiplon commercialization that would have otherwise been payable to Wyeth, effectively decreasing the Company’s royalty obligation on sales of indiplon from six percent to three and one-half percent. This transaction was recorded as a prepaid royalty and was to be amortized over the commercialization period of indiplon, based primarily upon total estimated indiplon sales (see Note 1 for a discussion of the impairment of the prepaid royalty). Additionally, the Company is responsible for specified milestone payments up to $3.5 million to DOV Pharmaceutical under the license agreement, of which $2.0 million was paid during 2004, $1.0 million was paid in 2007 and the balance is payable upon commercialization of indiplon.

GlaxoSmithKline.  In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK will conduct a collaborative research program for up to five years and collaborate in the development of Neurocrine’s current lead CRF compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For each of the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.0 million, $0.1 million and $9.1 million, respectively, in revenue under the GSK agreement. The sponsored research portion of this collaboration agreement ended in 2005.

NOTE 10.	INCOME TAXES

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2007 and at December 31, 2008, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2008.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

At December 31, 2008, the Company had net deferred tax assets of $69.3 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date. The Company has not completed an update of its Section 382 analysis subsequent to January 31, 2007. Until this analysis has been updated, the Company has removed the deferred tax assets for net operating losses of $227.2 million and research and development credits of $38.8 million generated through 2008 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2008, the Company had Federal and California income tax net operating loss carry forwards of approximately $587.0 million and $488.9 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2010 and 2012, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $26.8 million and $18.5 million, respectively. The Federal research and development tax credit carry forwards began expiring in 2007 and will continue to expire unless utilized. There were $186,000 of Federal research and development tax credit carryforwards that have expired through 2008. The California research and development tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $256,000, which will carry forward indefinitely. At December 31, 2008, approximately $88.3 million of the net operating loss carry forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are listed below. A valuation allowance of $69.3 million and $65.8 million at December 31, 2008 and 2007, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years (in thousands):

	2008	2007

Deferred tax assets:
Capitalized research and development	$3,000	$4,000
Deferred compensation	2,000	2,800
FAS 123R expense	8,000	6,600
Unrealized losses on investments	600	100
Deferred revenue	6,800	8,000
Deferred gain on sales leaseback	14,500	13,700
Intangibles	26,000	28,500
Cease-use expense	6,300	—
Other	2,500	2,200

Total deferred tax assets	69,700	65,900
Deferred tax liabilities:
Fixed assets	400	100

Total deferred tax liabilities	400	100

Net deferred tax asset	69,300	65,800
Valuation allowance	(69,300)	(65,800)

Net deferred tax assets	$—	$—

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2008, 2007 and 2006, due to the following (in thousands):

	2008	2007	2006

Federal income taxes at 35%	$(31,014)	$(72,472)	$(37,522)
State income tax, net of Federal benefit	(5,095)	(11,906)	(6,170)
Tax effect on non-deductible expenses	785	700	(1,854)
Removal of net operating losses and R&D credits	34,237	231,548	—
Change in valuation allowance	3,521	(144,800)	45,546
Other	(2,434)	(3,070)	—

	$—	$—	$—

NOTE 11.	RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. The Company matches 50% of employee contributions up to 6% of eligible compensation, with cliff vesting over four years. Employer contributions were $430,000, $690,000 and $1,152,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 12.	LEGAL MATTERS

On June 19, 2007, Construction Laborers Pension Trust of Greater St. Louis filed a purported class action lawsuit in the United States District Court for the Southern District of California under the caption Construction Laborers Pension Trust of Greater St. Louis v. Neurocrine Biosciences, Inc., et al., 07-cv-1111-IEG-RBB. On June 26, 2007, a second purported class action lawsuit with similar allegations was also filed. On October 16, 2007, both lawsuits were consolidated into one purported class action under the caption In re Neurocrine Biosciences, Inc. Securities Litigation, 07-cv-1111-IEG-RBB. The court also selected lead plaintiffs and ordered them to file a consolidated complaint. On November 30, 2007, lead plaintiffs filed the Consolidated Amended Complaint (CAC), which alleged, among other things, that the Company and certain of its officers and directors violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of indiplon in the 15 mg dosage unit. On January 11, 2008, the Company and the individual defendants filed a motion to dismiss the CAC. Following a hearing on April 22, 2008, the court granted the motion to dismiss but gave the lead plaintiffs leave to file a second amended complaint. On June 11, 2008, the lead plaintiffs filed the Second Consolidated Amended Complaint (SAC). On July 8, 2008, the Company and the individual defendants filed a motion to dismiss the SAC. The court granted the motion to dismiss on September 23, 2008 but gave lead plaintiffs further leave to file a Third Consolidated Amended Complaint (TAC). On October 23, 2008, rather than filing a TAC, the lead plaintiffs filed a Notice of Election to Stand on the SAC, requesting that the court enter a final judgment dismissing the matter. On November 3, 2008, the court entered a final judgment dismissing the matter with prejudice. On December 31, 2008, the time elapsed for lead plaintiffs to appeal the court’s final judgment to the Ninth Circuit Court of Appeals.

In addition, on June 25, 2007, a shareholder derivative complaint was filed in the Superior Court of the State of California for the County of San Diego by Ralph Lipeles under the caption, Lipeles v. Lyons. The complaint was brought purportedly on the Company’s behalf against certain current and former officers and directors and alleges, among other things, that the named officers and directors breached their fiduciary duties by directing the Company to make allegedly false statements about the progress toward FDA approval and the potential for market success of indiplon in the 15mg dosage unit. All proceedings in this matter were stayed pending resolution of the motion to dismiss the federal class action lawsuit. Following the dismissal of the federal class action lawsuit, on November 19,

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, the plaintiff in the derivative action filed a request for dismissal of the derivative action. The court entered an order dismissing the derivative action without prejudice on November 20, 2008.

NOTE 13.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2008 and 2007 (unaudited, in thousands, except for loss per share data):

	Quarters Ended				Year Ended
	Mar 31	Jun 30	Sep 30	Dec 31	Dec 31

2007
Revenues	$104	$48	$540	$532	$1,224
Operating expenses	27,378	27,596	29,366	129,126	213,466
Net loss	(25,720)	(26,364)	(27,240)	(127,975)	(207,299)
Net loss per share:
Basic and diluted	$(0.68)	$(0.69)	$(0.72)	$(3.35)	$(5.45)
Shares used in the calculation of net loss per share:
Basic and diluted	37,908	37,969	37,990	38,165	38,009

2008
Revenues	$1,751	$734	$761	$729	$3,975
Operating expenses	22,513	20,851	16,465	31,444	91,273
Net loss	(21,077)	(20,971)	(17,711)	(28,854)	(88,613)
Net loss per share:
Basic and diluted	$(0.55)	$(0.55)	$(0.46)	$(0.75)	$(2.30)
Shares used in the calculation of net loss per share:
Basic and diluted	38,330	38,421	38,446	38,599	38,449

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

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

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neurocrine Biosciences’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based, on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Neurocrine Biosciences, Inc. and our report dated February 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
February 2, 2009

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors, employees and agents. The code of ethics is available at the Corporate Governance section of the Investors page on our website at www.neurocrine.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b)	Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit
Number	Description

3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to Certificate of Incorporation (16)
3.3	Bylaws (1)
3.4	Certificate of Amendment of Bylaws (8)
3.5	Certificate of Amendment to Bylaws (17)
4.1	Form of Common Stock Certificate (1)
10.1	1992 Incentive Stock Plan, as amended (6)
10.2	1996 Director Stock Option Plan, as amended, and form of stock option agreement (1)
10.3*	Research and License Agreement dated October 15, 1996, between the Registrant and Eli Lilly and Company (2)
10.4	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with 1992 Incentive Stock Plan (19)
10.5*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (3)
10.6*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Registrant (4)
10.7*	Collaboration and License Agreement between the Registrant and Glaxo Group Limited dated July 20, 2001 (7)
10.8	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002 (9)
10.9	Neurocrine Biosciences, Inc. Nonqualified Deferred Compensation Plan, as amended (5)
10.10	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement (21)
10.11	Tax Indemnity Agreement between the Registrant and Gary Lyons (10)
10.12	Tax Indemnity Agreement between the Registrant and Margaret Valeur-Jensen (10)
10.13	Tax Indemnity Agreement between the Registrant and Kevin Gorman (10)
10.14	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and the Registrant (11)

Exhibit
Number	Description

10.15	Stock Purchase Agreement dated March 15, 2004 by and among Wyeth Holdings Corporation and the Registrant (11)
10.16	Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, the Registrant and DOV Pharmaceutical, Inc. (11)
10.17	License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc. (11)
10.18	Employment Commencement Nonstatutory Stock Option Agreement between the Registrant and Christopher O’Brien (14)
10.19	Amendment dated February 7, 2006 to Collaboration and License Agreement between the Registrant and Glaxo Group Limited (18)
10.20	Consulting Agreement dated November 15, 2006 between the Registrant and Wylie Vale (15)
10.21**	License Agreement dated October 31, 2007 between the Registrant and Dainippon Sumitomo Pharma Co. Ltd. (20)
10.22**	Amendment dated October 29, 2007 to Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Registrant (20)
10.23	Lease dated December 4, 2007, between the Registrant and DMH Campus Investors, LLC (13)
10.24	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of DMH Campus Investors, LLC (13)
10.25	Employment Agreement dated August 1, 2007 between the Company and Gary A. Lyons (12)
10.26	Employment Agreement dated August 1, 2007 between the Company and Kevin C. Gorman, Ph.D. (12)
10.27	Employment Agreement dated August 1, 2007 between the Company and Margaret E. Valeur-Jensen, Ph.D. (12)
10.28	Employment Agreement dated August 1, 2007 between the Company and Timothy P. Coughlin (12)
10.29	Employment Agreement dated August 1, 2007 between the Company and Christopher F. O’Brien M.D. (20)
10.30	Employment Agreement dated August 1, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D. (20)
10.31	Employment Agreement dated August 1, 2007 between the Company and Haig Bozigian, Ph.D. (20)
10.32**	First Amendment to Lease dated December 10, 2008 between the Company and DMH Campus Investors, LLC
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997

(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 16, 2001

(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 4, 2003

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004

(11)	Incorporated by reference to the Company’s Report on Form 8-K filed on March 17, 2004, as amended

(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007

(13)	Incorporated by reference to the Company’s Report on Form 8-K filed on December 10, 2007

(14)	Incorporated by reference to the Company’s Report on Form 8-K filed on November 1, 2005

(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on February 9, 2007

(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

(18)	Incorporated by reference to the Company’s Report on Form 8-K filed on February 13, 2006

(19)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 26, 1998.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 11, 2008.

(21)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2008

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	Confidential treatment has been requested with respect to certain portions of the exhibit.

***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.
A Delaware Corporation

By:	/s/ Kevin C. Gorman
Kevin C. Gorman
President and Chief
Executive Officer

Date: February 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 3, 2009

/s/ Timothy P. Coughlin Timothy P. Coughlin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2009

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	February 3, 2009

/s/ Gary A. Lyons Gary A. Lyons	Director	February 3, 2009

/s/ Corinne H. Lyle Corinne H. Lyle	Director	February 3, 2009

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 3, 2009

/s/ Richard F. Pops Richard F. Pops	Director	February 3, 2009

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 3, 2009

/s/ Wylie W. Vale Wylie W. Vale	Director	February 3, 2009