Form 10-Q
period 2009-03-31
NEUROCRINE BIOSCIENCES INC
filed 2009-05-06
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,054,618 as of April 29, 2009.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$51,665	$68,467
Short-term investments, available-for-sale	14,710	12,006
Receivables under collaborative agreements	10	39
Other current assets	819	911

Total current assets	67,204	81,423
Property and equipment, net	5,075	6,191
Long-term investments	19,609	21,057
Restricted cash	6,404	6,409
Other non-current assets	2,736	3,102

Total assets	$101,028	$118,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,551	$1,599
Accrued liabilities	9,056	10,905
Current portion of deferred revenues	2,922	2,936
Current portion of cease-use liability	15,202	7,870
Current portion of deferred gain on sale of real estate	2,805	2,784

Total current liabilities	32,536	26,094
Deferred revenues	10,946	11,676
Deferred gain on sale of real estate	32,151	32,867
Deferred rent	433	110
Cease-use liability	3,016	7,527
Other liabilities	2,835	3,134

Total liabilities	81,917	81,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 38,677,454 as of March 31, 2009 and 38,598,789 as of December 31, 2008	39	39
Additional paid-in capital	743,438	741,568
Accumulated other comprehensive loss	(1,438)	(1,570)
Accumulated deficit	(722,928)	(703,263)

Total stockholders’ equity	19,111	36,774

Total liabilities and stockholders’ equity	$101,028	$118,182

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Sponsored research and development	$17	$12
License fees and milestones	730	1,730
Grant revenue	—	9

Total revenues	747	1,751
Operating expenses:
Research and development	10,848	14,227
General and administrative	4,195	8,286
Cease-use expense	4,828	—

Total operating expenses	19,871	22,513

Loss from operations	(19,124)	(20,762)

Other expense:
Gain on sale/disposal of assets	141	34
Deferred gain on real estate	695	—
Loss on auction rate securities	(1,448)	—
Interest income	354	1,708
Interest expense	—	(1,921)
Other expense, net	(283)	(136)

Total other expense	(541)	(315)

Net loss	$(19,665)	$(21,077)

Net loss per common share:
Basic and diluted	$(0.51)	$(0.55)

Shares used in the calculation of net loss per common share:
Basic and diluted	38,669	38,330

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,665)	$(21,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	969	2,067
Gain on sale of assets	(141)	(34)
Fair value adjustment for auction rate security rights	211	—
Loss on sale of investments	320	—
Fair value adjustment for auction rate securities	1,237	—
Cease-use expense	4,828	—
Deferred gain on sale of real estate	(695)	—
Deferred revenues	(744)	(739)
Deferred rent	323	—
Share-based compensation expense	1,870	2,189
Amortization of premiums on short term-investments	(10)	(14)
Change in operating assets and liabilities:
Accounts receivable and other current assets	121	1,105
Other non-current assets	189	(139)
Accounts payable and accrued liabilities	(897)	(11,465)
Cease-use liability	(2,007)	—
Other non-current liabilities	(299)	(74)

Net cash used in operating activities	(14,390)	(28,181)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(12,945)	(9,970)
Sales/maturities of investments	10,240	46,688
Deposits and restricted cash	5	6
Proceeds from sales of property and equipment	312	174
Purchases of property and equipment, net	(24)	(281)

Net cash (used in) provided by investing activities	(2,412)	36,617
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on debt	—	(461)

Net cash used in financing activities	—	(461)

Net (decrease) increase in cash and cash equivalents	(16,802)	7,975
Cash and cash equivalents at beginning of the period	68,467	99,664

Cash and cash equivalents at end of the period	$51,665	$107,639

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, benign prostatic hyperplasia, irritable bowel syndrome, and other neurological and endocrine-related diseases and disorders. The Company currently has eight programs in various stages of research and development, including five programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations with pharmaceutical companies for two of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In April 2009, the Financial Accounting Standards Board (FASB) issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.
     FASB Staff Position No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities.
     All of the above mentioned pronouncements will be effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. The Company does not expect the adoption of these new pronouncements to have a material effect on its consolidated results of operations or financial condition.
     In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting

Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations or financial condition.
     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on the Company’s consolidated results of operations or financial condition.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated results of operations and financial condition.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on the Company’s consolidated results of operations and financial condition.
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
6. LONG-TERM INVESTMENTS
     The Company’s long-term investments at March 31, 2009 included (at par value) $22.6 million of auction rate securities, $14.6 million of which are maintained by UBS AG (UBS) and $8.0 million of which are maintained by Citigroup (Citi). With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

     The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2009. The significant assumptions of this valuation model were discount margins ranging from 254 to 931 basis points which are based on industry recognized student loan sector indices, an additional required rate of return of 150 basis points and an estimated term to liquidity of 6 to 8 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, the Company has recognized in the consolidated statement of operations for the three months ending March 31, 2009 a loss of approximately $1.5 million on auction rate securities in other expense for which for the Company has concluded that an other-than-temporary impairment exists. The carrying value in long-term investments for these auction rate securities at March 31, 2009 is $17.5 million.
     During the fourth quarter of 2008, UBS extended an offer of Auction Rate Securities Rights (ARS Rights) to holders of illiquid auction rate securities that were maintained by UBS as of February 13, 2008. The ARS Rights provide the holder with the ability to sell the auction rate securities, along with the ARS Rights, to UBS at the par value of the auction rate securities, during an applicable exercise period. The ARS Rights grant UBS the sole discretion and right to sell or otherwise dispose of auction rate securities at any time up until July 2, 2012, without any prior notification of the holder, so long as the holder receives a payment of par upon any sale or disposition. The ARS Rights are not transferable, not tradeable, and will not be quoted or listed on any securities exchange or any other trading network. The offer period for the ARS Rights closed on November 14, 2008 and ARS Rights were issued by UBS during the fourth quarter of 2008.
     The Company elected to participate in the ARS Rights program for all of its outstanding auction rate securities maintained by UBS. The Company has $14.6 million (at par value) of auction rate securities that are maintained by UBS. Under the terms of the ARS Rights offer, the applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, the Company is eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is the Company’s intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.
     The Company has elected to measure the ARS Rights under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115” (SFAS 159) to mitigate volatility in reported earnings due to their linkage to the auction rate securities. The ARS Rights were valued in a similar fashion to the auction rate securities as described above. Simultaneously, due to the ARS Rights granted by UBS, the Company made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. The Company anticipates that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of their maturity or exercise. At March 31, 2009, the Company valued these ARS Rights at $2.1 million.
     The Company’s remaining auction rate securities that are maintained by Citi continue to be treated as available-for-sale investments. These auction rate securities have a par value of $8.0 million. During the first quarter of 2009, certain ratings agencies downgraded these auction rate securities and the Company recognized an other-than-temporary impairment of $1.5 million in the consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009, the Company valued these investments at $5.3 million.
     At present, in the event the Company needs to access the funds that are in an illiquid state, the Company may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, the Company could be required to hold them to maturity.
     Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments of $0.5 million. Other factors that may impact the valuation of the Company’s auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
7. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
     Level 1: Observable inputs such as quoted prices in active markets;
     Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value as of March 31, 2009 are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements at March 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Cash and money market funds	$58.0	$58.0	$—	$—
Certificates of Deposit(1)	12.7	12.7	—	—
Corporate debt securities(1)	2.0	2.0	—	—
Auction rate securities(2)	17.5	—	—	17.5
ARS Rights (Note 6)	2.1	—	—	2.1

Total	$92.3	$72.7	$—	$19.6

     Activity for assets measured at fair value during the three month period ended March 31, 2009 using significant unobservable inputs
(Level 3) is presented in the table below (in millions):

Fair Value
Measurements Using
Significant Unobservable
Inputs
(Level 3)
Beginning balance as of December 31, 2008	$21.1
Transfers into Level 3	—
Purchases, sales, issuances, and settlements (net)	—
Total unrealized losses included in other comprehensive income	—
Total unrealized losses included in other expense	(1.5)

Ending balance	$19.6

(1)	Securities are classified as available-for-sale.

(2)	The Company transferred a portion of its action rate securities from available-for-sale to trading in the fourth quarter of 2008. The fair value of these auction rate securities was estimated based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) the expected term to liquidity; and (v) its market required rate of return.

8. IMPAIRMENT OF LONG-LIVED ASSETS
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
9. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended March 31, 2009 and 2008 included $1.9 million and $2.2 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $2.2 million and $5.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.2 and 1.5 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended
	March 31,
	2009	2008
General and administrative	$0.9	$1.3
Research and development	1.0	0.9
     There were no stock option exercises for the three months ended March 31, 2009 or 2008. The Company issued approximately 0.3 million shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2009.
Stock Option Assumptions
     There were no stock option grants during the three months ended March 31, 2009. The exercise price of all options granted during the three month period ended March 31, 2008 was equal to the closing price of the Company’s common stock on the date of grant. For grants of stock options prior to January 1, 2009, the estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2008:

Three Months
Ended
March 31,
2008
Risk-free interest rate	2.49%
Expected volatility of common stock	68.74%
Dividend yield	0.0%
Expected option term	4.75 years
     The Company estimates forfeiture rates for options based on past behavior for similar options with further consideration given to the class of employees to whom the options were granted.
10. RESTRUCTURING CHARGES
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

     As of March 31, 2009, the Company had a remaining balance of approximately $1.1 million of accrued restructuring expenses included in the Condensed Consolidated Balance Sheet. This liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability for the first three months of 2009 are as follows (in thousands):

Accrual balance as of December 31, 2008	$1,578
Payments	(497)
Adjustments	(8)

Accrual balance as of March 31, 2009	$1,073

11. REAL ESTATE
     Effective December 10, 2008, the Company entered into a First Amendment to Lease (Lease Amendment) with DMH Campus Investors, LLC (DMH). The Company and DMH are parties to a lease agreement, dated December 4, 2007, pursuant to which the Company leases its corporate headquarters, located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California (Lease). The Lease Amendment provides for the renovation of the Front Building in a manner that facilitates multiple tenant usage and establishes a mechanism for the Company to terminate its use of the Front Building. The Company will continue to occupy the Rear Building.
     During the fourth quarter of 2008, the Company vacated the Front Building. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), a liability of $15.7 million was recorded for estimated lease termination costs. Estimated lease termination costs include future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the first quarter of 2009, the Company adjusted the liability in response to the declining economic conditions in San Diego, by extending the expected period to lease the Front Building. In addition, certain other period costs such as leasing commissions and legal fees will be borne by the Company in the event of the sublease of the Front Building. If estimated net sublease rental income were to change by 10% in either direction, the Company’s estimated lease termination costs would increase or decrease by approximately $1.7 million.

Quarter Ended
March 31,
(Amounts in millions)	2009
Accrued lease termination costs at beginning of period	$15.4
Lease termination costs accrued during the period	0.3
Changes in assumptions about future sublease income	4.5
Cash payments for lease termination costs	(2.0)

Accrued lease termination costs at end of period	$18.2
Less current portion of accrued lease termination costs	15.2

Non-current portion of accrued lease termination costs	$3.0
     In accordance with SFAS 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases” (SFAS 98) and SFAS 66, “Accounting for Sales of Real Estate” (SFAS 66) the Company initially deferred the gain on the sale of the building and related vacant parcel due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, essentially the gross proceeds from the real estate sale. The lease amendment terminated this repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the related previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate in accordance with SFAS 66 and SFAS 98. During the first quarter of 2009, the Company recognized $0.7 million of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.
12. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.2 million and 0.1 million for the three months ended March 31, 2009 and 2008, respectively.
13. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS 130, “Comprehensive Income” (SFAS 130). SFAS 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on available-for-sale investments. For the three months ended March 31, 2009 and 2008, comprehensive loss was $19.5 million and $22.2 million, respectively.
14. REVENUE RECOGNITION
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
15. RESEARCH AND DEVELOPMENT
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
16. INCOME TAXES
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2008 and at March 31, 2009, and has not recognized interest and/or penalties in the statement of operations for the first three months of 2009.

     The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.
     At January 1, 2009, the Company had net deferred tax assets of $69.3 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date. The Company has not completed an update of its Section 382 analysis subsequent to January 31, 2007. Until this analysis has been updated, the Company has removed the deferred tax assets for net operating losses of $227.2 million and research and development credits of $38.8 million generated through 2008 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.
17. SUBSEQUENT EVENTS
     In May 2009, the Company announced staff reductions of approximately 60 employees as part of its restructuring program to prioritize its clinical development programs. As a result, during the second quarter of 2009 the Company communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to SFAS 112, “Employers’ Accounting for Post-employment Benefits” and SFAS 146, the Company expects to incur a severance charge of approximately $3.0 million in the second quarter of 2009. The majority of this amount is expected to be paid out during the second quarter of 2009. Additionally, the Company elected to suspend any matching contributions to the Company 401(k) program and to terminate its deferred compensation plan during the second quarter of 2009. The related assets of the deferred compensation plan, carried as other non-current assets on the Condensed Consolidated Balance Sheet, will be distributed to participants in accordance with plan provisions. Additionally, the liabilities of the deferred compensation plan, carried as other liabilities in the Condensed Consolidated Balance Sheet, will be relieved as the plan assets are distributed.
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2008 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of March 31, 2009, we had an accumulated deficit of $722.9 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs.
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
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the asset, which is generally determined based on the present value of the expected future cash flows. We have determined that no impairment exists on our long-lived assets.
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised SFAS No. 123, “Share-Based Payment (SFAS 123R).” Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2009 and 2008 was $1.9 million and $2.2 million, respectively.
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
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
     Revenues were $0.7 million for the first quarter of 2009 compared with $1.8 million for the respective period last year. The decrease in revenues for the three months ended March 31, 2009, compared with the respective period in 2008, is primarily from revenues recognized in 2008 under our collaboration agreement with GlaxoSmithKline (GSK). During the first quarter of 2008, we recognized $1.0 million in milestone revenue from GSK. Additionally, during the first quarters of both of 2009 and 2008, we recognized $0.7 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP) from amortization of up-front licensing fees.
     Research and development expenses decreased to $10.8 million for the first quarter of 2009 compared with $14.2 million for the respective period in 2008. Laboratory costs decreased by $0.3 million in the first quarter of 2009 compared to the same period in 2008 and external development costs decreased by $2.1 million compared to last year. External development spending in our elagolix program decreased from $3.7 million in the first quarter of 2008 to $1.9 million in the first quarter of 2009. In addition, depreciation expense decreased by $0.8 million in the first quarter of 2009 compared with the same period last year as a result of the termination of our right to repurchase any portion of our facility or real property in the fourth quarter of 2008.
     General and administrative expenses were $4.2 million for the first quarter of 2009 compared with $8.3 million during the same period last year. This decrease in general and administrative expenses is primarily due to severance costs and additional stock option compensation expense for accelerated vesting of certain stock grants of $2.4 million incurred in the first quarter of 2008.
     During the first quarter of 2009, we recognized additional cease-use expense under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) of $4.8 million due to an estimated increase in construction costs, and a change in assumptions on the timing of tenant occupancy and rental rates for the Front Building. See Note 11, “Real Estate” to the accompanying Financial Statements.
     Other expense increased from $0.3 million during the first quarter of 2008 to $0.5 million for the first quarter of 2009. The increase resulted primarily from rental payments made during the first quarter of 2008 under our sale-leaseback agreement which were previously recorded as interest expense under sale-leaseback accounting rules. These rental payments are components of operating expenses during 2009. Additionally, investment income for the first quarter of 2009 decreased by $1.4 million from the prior year period, primarily due to lower cash balances coupled with lower overall interest rates, as well as a $1.5 million recognized loss on an other-than-temporary impairment of our auction rate securities and a $0.3 million realized loss on deferred compensation investments.
     Net loss for the first quarter of 2009 was $19.7 million, or $0.51 per share, compared to $21.1 million, or $0.55 per share, for the same period in 2008. This decrease in net loss was primarily due to severance costs incurred in the first quarter of 2008 and expense management efforts during the first quarter of 2009.
     In May 2009, we announced staff reductions of approximately 60 employees as part of our restructuring program to prioritize our clinical development programs. As a result, during the second quarter of 2009 we communicated to affected employees a plan of organizational restructuring through involuntary terminations. Pursuant to SFAS 112, “Employers’ Accounting for Post-employment Benefits” and SFAS 146, we expect to incur a severance charge of approximately $3.0 million in the second quarter of 2009. The majority of this amount is expected to be paid out during the second quarter of 2009. Additionally, we elected to suspend any matching contributions to the 401(k) program and to terminate our deferred compensation plan during the second quarter of 2009. The related assets of the deferred compensation plan, carried as other non-current assets on our balance sheet will be distributed to participants in accordance with the provisions of the plan. Additionally, the liabilities of the deferred compensation plan, carried as other liabilities in our balance sheet will be relieved as the assets are distributed.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in our of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the three months ended March 31, 2009 and 2008.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.

LIQUIDITY AND CAPITAL RESOURCES
     At March 31, 2009, our cash, cash equivalents, and investments totaled $86.0 million compared with $101.5 million at December 31, 2008. The decrease in cash and investment balances at March 31, 2009 resulted primarily from our net loss of $19.7 million, which includes various non-cash expenditures.
     Our long-term investments at March 31, 2009 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities were estimated utilizing a discounted cash flow analysis as of March 31, 2009. The significant assumptions of this valuation model were discount margins ranging from 254 to 931 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 6 to 8 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have recognized in the consolidated statement of operations for the three months ended March 31, 2009 a loss of approximately $1.5 million in other expense, net for auction rate securities that we have concluded that an other-than-temporary impairment exists. The carrying value in long-term investments for these auction rate securities at March 31, 2009 was $17.5 million.
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
     We have elected to participate in the ARS Rights program for all of our outstanding auction rate securities maintained by UBS. We have $14.6 million (at par value) of auction rate securities that are maintained by UBS. Under the terms of the ARS Rights offer, our applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, we are eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is our intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.
     We elected to measure the ARS Rights under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159), to mitigate volatility in reported earnings due to their linkage to the auction rate securities. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. We anticipate that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of their maturity or exercise. At March 31, 2009, we valued these ARS Rights at $2.1 million.
     Our remaining auction rate securities that are not maintained by UBS continue to be treated as available-for-sale investments. These auction rate securities have a par value of $8.0 million. During the first quarter of 2009, certain ratings agencies downgraded these auction rate securities and we recognized an other-than-temporary impairment of $1.5 million in the consolidated statement of operations for the three months ended March 31, 2009. At March 31, 2009, we valued these investments at $5.3 million.

     Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments of $0.5 million. Other factors that may impact the valuation of our auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
     At present, in the event we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We do not currently anticipate a need to access these funds for operational purposes in 2009, nor the outstanding auction rate securities with UBS prior to June 30, 2010, the beginning of the ARS Rights exercise period. We will continue to monitor and evaluate these investments on an ongoing basis for impairment.
     Net cash used in operating activities during the first three months of 2009 was $14.4 million compared with $28.2 million during the same period last year. Net loss for the first three months of 2009 was $19.7 million compared to $21.1 million for the same period in 2008. This decrease in net loss was primarily due to severance costs incurred in the first quarter of 2008 and expense management efforts during the first quarter of 2009.
     Net cash used in investing activities during the first three months of 2009 was $2.4 million compared to net cash provided by investing activities of $36.6 million for the first three months of 2008. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     No cash was utilized in financing activities during the first three months of 2009 compared to $0.5 million used in 2008 related to cash payments made on outstanding debt obligations.
     The terms of our facility lease agreement require that we maintain $50.0 million in cash and investments at all times, or increase our security deposit by $5.0 million.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on March 31, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.
NEW ACCOUNTING PRONONCEMENTS
     In April 2009, the Financial Accounting Standards Board (FASB) issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.
     FASB Staff Position No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” were issued to outline the required financial statement disclosures relating to fair value of financial instruments during interim reporting periods. FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued to provide additional guidance in evaluating the fair value of a financial instrument when the volume and level of activity for the asset or liability has significantly decreased. FASB Staff Position No. 115-2 and FASB Staff Position No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” were issued to provide additional guidance on presenting impairment losses on securities.
     All of the above mentioned pronouncements will be effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted. We do not expect the adoption of these new pronouncements to have a material effect on our consolidated results of operations or financial condition.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statement of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material effect on our consolidated results of operations or financial condition.
     In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on our consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material effect on our consolidated results of operations and financial condition.

     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material effect on our consolidated results of operations and financial condition.
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

PART II: OTHER INFORMATION
ITEM 1A. RISK FACTORS
     The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.
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
*Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
     In order to focus efforts on our clinical programs, we initiated restructuring activities in an effort to reduce operating costs, including a work force reduction announced in May 2009. Employees whose positions were eliminated in connection with this reduction may seek future employment with our competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.
     We also entered into a December 2008 amendment to our facilities lease, under which our landlord will seek to enter into leases with replacement tenants for portions of the front building of our corporate headquarters, thereby reducing our rent under the lease. Our landlord may not be successful in entering into leases with replacement tenants on favorable terms, or at all. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. If we are unable to lease our front building, we will continue to incur significant expense which will limit the resources we can devote to our development programs.
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

     The process of preparing and resubmitting the NDA for indiplon would require significant resources and could be time consuming and subject to unanticipated delays and cost. As a result of the 2007 FDA Approvable Letter, there is a significant amount of uncertainty regarding the future development of indiplon. Should the NDA be refiled, the FDA could again refuse to approve the NDA, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and would further delay the approval process. Even if our indiplon NDA is approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. The FDA could also require a Risk Evaluation and Mitigation Strategy (REMS) program for indiplon that could limit the commercial success of the product. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.
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
     Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2009, our long-term investments included (at par value) $22.6 million of auction rate securities. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. As of March 31, 2009, the carrying value of all auction rate securities had been reduced by $5.1 million, from $22.6 million to $17.5 million, reflecting an estimated change in fair market value due primarily to a lack of liquidity. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models, we have recorded a unrealized loss for an other-than-temporary change in valuation of $5.1 million. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.
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
ITEM 6. EXHIBITS
3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 5, 2009	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)