Form 10-Q
period 2009-06-30
NEUROCRINE BIOSCIENCES INC
filed 2009-07-30
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,089,868 as of July 24, 2009.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$38,615	$68,467
Short-term investments, available-for-sale	14,152	12,006
Receivables under collaborative agreements	3	39
Other current assets	1,014	911

Total current assets	53,784	81,423
Property and equipment, net	4,183	6,191
Long-term investments	21,242	21,057
Restricted cash	6,414	6,409
Other non-current assets	1,246	3,102

Total assets	$86,869	$118,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,752	$1,599
Accrued liabilities	10,104	10,905
Current portion of deferred revenues	2,921	2,936
Current portion of cease-use liability	15,414	7,870
Current portion of deferred gain on sale of real estate	2,826	2,784

Total current liabilities	33,017	26,094
Deferred revenues	10,216	11,676
Deferred gain on sale of real estate	31,436	32,867
Deferred rent	756	110
Cease-use liability	2,750	7,527
Other liabilities	1,346	3,134

Total liabilities	79,521	81,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 39,089,868 as of June 30, 2009 and 38,598,789 as of December 31, 2008	39	39
Additional paid-in capital	744,479	741,568
Accumulated other comprehensive gain (loss)	1,038	(1,570)
Accumulated deficit	(738,208)	(703,263)

Total stockholders’ equity	7,348	36,774

Total liabilities and stockholders’ equity	$86,869	$118,182

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Sponsored research and development	$3	$4	$20	$16
License fees and milestones	730	730	1,460	2,460
Grant revenue	—	—	—	9

Total revenues	733	734	1,480	2,485
Operating expenses:
Research and development	10,808	16,186	21,656	30,413
General and administrative	4,827	4,665	9,022	12,951
Cease use expense	941	—	5,769	—

Total operating expenses	16,576	20,851	36,447	43,364

Loss from operations	(15,843)	(20,117)	(34,967)	(40,879)
Other income and (expense):
Gain on sale/disposal of assets	21	164	162	198
Deferred gain on real estate	694	—	1,389	—
Gain (loss) on auction rate securities	230	—	(1,218)	—
Interest income	176	919	530	2,627
Interest expense	—	(1,914)	—	(3,835)
Other expense, net	(558)	(23)	(841)	(159)

Total other income (expense) net	563	(854)	22	(1,169)

Net loss	$(15,280)	$(20,971)	$(34,945)	$(42,048)

Net loss per common share:
Basic and diluted	$(0.39)	$(0.55)	$(0.90)	$(1.10)

Shares used in the calculation of net loss per common share:
Basic and diluted	39,046	38,421	38,858	38,376

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,945)	$(42,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,850	4,067
Gain on sale of assets	(162)	(198)
Fair value adjustment for auction rate security rights	407	—
Loss (gain) on sale of investments	1,064	(148)
Fair value adjustment for auction rate securities	812	—
Cease-use expense	5,769	—
Deferred gain on sale of real estate	(1,389)	—
Deferred revenues	(1,475)	(1,469)
Deferred rent	646	—
Share-based compensation expense	2,911	4,436
Amortization of premiums/discounts on short term-investments	(3)	14
Change in operating assets and liabilities:
Accounts receivable and other current assets	(67)	1,835
Other non-current assets	1,999	121
Accounts payable and accrued liabilities	(648)	(9,519)
Cease-use liability	(3,002)	—
Other non-current liabilities	(1,788)	(255)

Net cash used in operating activities	(28,021)	(43,164)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(15,346)	(19,056)
Sales/maturities of investments	13,200	56,187
Deposits and restricted cash	(5)	(157)
Proceeds from sales of property and equipment	345	450
Purchases of property and equipment, net	(25)	(1,155)

Net cash (used in) provided by investing activities	(1,831)	36,269
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	33
Principal payments on debt	—	(885)

Net cash used in financing activities	—	(852)

Net decrease in cash and cash equivalents	(29,852)	(7,747)
Cash and cash equivalents at beginning of the period	68,467	99,664

Cash and cash equivalents at end of the period	$38,615	$91,917

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2008 and the three months ended March 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2009, respectively, filed with the SEC. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with recently issued Statement of Financial Accounting Standards (SFAS) No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009.
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
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material effect on its consolidated results of operations or financial condition.
     In May 2009, the FASB issued SFAS 165 “Subsequent Events”. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s consolidated results of operations or financial condition.
     In April 2009, the FASB issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.

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
     All of the fair value measurement pronouncements were effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these new pronouncements did not have a material effect on the Company’s consolidated results of operations or financial condition.
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
     The following is a summary of investments classified as available-for-sale securities (in thousands):

				Aggregate
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains(1)	Losses(1)	Value
June 30, 2009
Certificates of deposit	$14,160	$—	$(8)	$14,152
Auction rate securities	5,258	1,404	—	6,662

Total available-for-sale securities	$19,418	$1,404	$(8)	$20,814

December 31, 2008
Securities of government-sponsored enterprises	$9,919	$80	$—	$9,999
Corporate debt securities	2,039	—	(32)	2,007
Auction rate securities	6,689	—	—	6,689

Total available-for-sale securities	$18,647	$80	$(32)	$18,695

(1)	Unrealized gains and losses are included in other comprehensive loss.

     The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at June 30, 2009 and December 31, 2008 are presented below (in thousands):

	Maturing		Maturing
	in less than		in more than
	12 months		12 Months
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

June 30, 2009
Certificates of deposit	$14,160	$14,152	$—	$—
Auction rate securities classified as available-for-sale	—	—	5,258	6,662

Total available-for-sale securities	$14,160	$14,152	$5,258	$6,662

December 31, 2008
Securities of government-sponsored enterprises	$9,919	$9,999	$—	$—
Corporate debt securities	2,039	2,007	—	—
Auction rate securities classified as available-for-sale	—	—	6,689	6,689

Total available-for-sale securities	$11,958	$12,006	$6,689	$6,689

     The following table presents certain information related to sales and maturities of investments (in thousands):

	6 months	6 months
	ended	Ended
	June 30, 2009	June 30, 2008

Proceeds from sales/maturities of available-for-sale securities	$13,200	$56,187
Gross realized gains on sales of available-for-sale securities(1)	—	9
Gross realized losses on sales of available-for-sale securities(1)	—	(10)
Gains reclassified out of accumulated other comprehensive loss into earnings	—	9
Losses reclassified out of accumulated other comprehensive loss into earnings	—	(14)
Net unrealized holding gain(loss) on available-for-sale securities included in accumulated other comprehensive income	1,396	48
Gains from trading securities held	6	—
Gains(losses) included in earnings from transfers of securities from available-for-sale to trading	—	—

(1)	The cost basis used in calculating gains and losses on sales of available-for-sale securities is determined using the specific identification method.

     The following table presents information about investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Certificates of deposit(1)	$10,800	$(10)	$—	$—	$10,800	$(10)

Total	$10,800	$(10)	$—	$—	$10,800	$(10)

December 31, 2008
Corporate debt securities	$2,007	$(32)	$—	$—	$2,007	$(32)

Total	$2,007	$(32)	$—	$—	$2,007	$(32)

(1)	The Company holds 45 certificates of deposit (“CDs”) at June 30, 2009 that are in an unrealized loss position due to valuations assigned based on market data. All of the Company’s CD holdings are all fully guaranteed by the Federal Deposit Insurance Corporation. The Company has the ability and intent to hold these CDs until a recovery of fair value, which may be at maturity, and therefore does not consider these investments to be other-than-temporarily impaired at June 30, 2009.
6. AUCTION RATE SECURITIES
     The Company’s long-term investments at June 30, 2009 included (at par value) $22.6 million of auction rate securities, $14.6 million of which are maintained by UBS AG (UBS) and $8.0 million of which are maintained by Citigroup (Citi). With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2009. The significant assumptions of this valuation model were discount margins ranging from 191 to 491 basis points which are based on industry recognized student loan sector indices, an additional required rate of return of 150 basis points and an estimated term to liquidity of 5.5 to 7.5 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities.
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
     The Company has elected to measure the ARS Rights under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment to FASB Statement No. 115” (SFAS 159) to mitigate volatility in reported earnings due to their linkage to the auction rate securities. The ARS Rights were valued in a similar fashion to the auction rate securities as described above. Simultaneously, due to the ARS Rights granted by UBS, the Company made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. The Company anticipates that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of their maturity or exercise. At June 30, 2009, the Company valued these ARS Rights at $1.9 million.
     These ARS Rights together with the auction rate securities held at UBS (fair value of $12.6 million as of June 30, 2009) are carried as long-term investments on the condensed consolidated balance sheet at June 30, 2009. In addition to the election of the fair value option for the ARS Rights, the Company made a one-time election in the fourth quarter of 2008 to transfer the related auction rate security holdings from available-for-sale securities to trading securities. This enabled the changes in the fair value of the ARS Rights to be offset by the changes in the fair value of the related auction rate securities with no material net impact to the condensed consolidated statement of operations.
     The Company’s remaining auction rate securities that are maintained by Citi continue to be treated as available-for-sale investments. These auction rate securities have a par value of $8.0 million. During the first three months of 2009, certain ratings agencies downgraded these auction rate securities and the Company recognized an other-than-temporary impairment of $1.5 million in the consolidated statement of operations for the three months ended March 31, 2009. During the second quarter of 2009, global credit markets improved and credit spreads narrowed resulting in an increase in the fair value of the investments of approximately $1.4 million which was recorded as an unrealized gain in other comprehensive income as of June 30, 2009. At June 30, 2009, the Company valued these long-term investments at $6.7 million.
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
     Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments of $0.3 million. Other factors that may impact the valuation of the Company’s auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
7. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
     Level 1: Observable inputs such as quoted prices in active markets;
     Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value as of June 30, 2009 and December 31, 2008 are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2009:
Cash and money market funds	$45.0	$45.0	$—	$—
Certificates of Deposit(1)	14.2	14.2	—	—
Auction rate securities(2)	19.3	—	—	19.3
ARS Rights (Note 6)	1.9	—	—	1.9

Total	$80.4	$59.2	$—	$21.2

December 31, 2008:
Cash and money market funds	$64.9	$64.9	$—	$—
Commercial Paper(1)	10.0	10.0	—	—
Corporate debt securities(1)	2.0	2.0	—	—
Securities of government-sponsored enterprises(1)	10.0	10.0	—	—
Auction rate securities(2)	18.7	—	—	18.7
ARS Rights (Note 6)	2.4	—	—	2.4

Total	$108.0	$86.9	$—	$21.1

Activity for assets measured at fair value during the six month period ended June 30, 2009 using significant unobservable inputs. (Level 3) is presented in the table below (in millions):

Fair Value
Measurements Using
Significant Unobservable
Inputs
(Level 3)
Beginning balance as of December 31, 2008	$21.1
Transfers into Level 3	—
Purchases, sales, issuances, and settlements (net)	—
Total unrealized gains included in other comprehensive income	1.4
Total unrealized losses (net) included in other expense	(1.3)

Ending balance as of June 30, 2009	$21.2

(1)	Securities are classified as available-for-sale.

(2)	The Company transferred a portion of its action rate securities from available-for-sale to trading in the fourth quarter of 2008. The fair value of these auction rate securities was estimated based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) the expected term to liquidity; and (v) its market required rate of return.
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

9. SHARE-BASED COMPENSATION
     The Company’s net loss for the three months ended June 30, 2009 and 2008 included $1.0 million and $2.2 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The Company’s net loss for the six months ended June 30, 2009 and 2008 included $2.9 million and $4.4 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $1.4 million and $3.2 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.0 and 1.4 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
General and administrative	$0.7	$1.2	$1.6	$2.5
Research and development	0.3	1.0	1.3	1.9
     There were no stock option exercises for the six months ended June 30, 2009. Cash received from stock option exercises for the six months ended June 30, 2008 was $33,000. The Company issued approximately 0.5 million shares of common stock pursuant to the vesting of RSUs and distributions of stock awards from the Company’s deferred compensation plan during the six months ended June 30, 2009.
Stock Option Assumptions
     The exercise price of all options granted during the six month period ended June 30, 2009 and 2008 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. The following weighted-average assumptions were used for option grants during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009		2008		2009		2008
Risk-free interest rate	2.34%		3.36%		2.34%		2.65%
Expected volatility of common stock	83.26%		67.99%		83.26%		68.60%
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected option term	5.35	years	4.75	years	5.35	years	4.75	years
     The Company estimates forfeiture rates for options based on past behavior for similar options with further consideration given to the class of employees to whom the options were granted.
10. RESTRUCTURING CHARGES
     In May 2009, the Company announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, the Company reduced its research and development and general and administrative staff in San Diego by approximately 65 employees and incurred a net restructuring charge of approximately $2.9 million (of which $2.2 million was classified as research and development expense and $0.7 million classified as general and administrative expense), which was comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the second quarter of 2009. During the first quarter of 2008, the Company also recorded a net charge of $2.1 million (primarily all general and administrative expense) for severance related to certain executives and other personnel departing the Company.

     As of June 30, 2009, the Company had a remaining balance of approximately $1.5 million of accrued restructuring expenses included in the condensed consolidated balance sheet. This liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability for the first six months of 2009 are as follows (in thousands):

Six Months Ended
June 30,
2009
Accrual balance as of January 1, 2009	$1,578
Charge for 2009 restructuring	2,900
Payments	(3,018)
Adjustments	(8)

Accrual balance as of June 30, 2009	$1,452

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
     During the fourth quarter of 2008, the Company vacated the Front Building. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146), a liability of $15.7 million was recorded for estimated lease termination costs (cease-use liability). Estimated lease termination costs include future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the first six months of 2009, the Company adjusted the liability in response to the declining economic conditions in San Diego, by extending the expected period to lease the Front Building. In addition, certain other period costs such as leasing commissions and legal fees will be borne by the Company in the event of the sublease of the Front Building. If estimated net sublease rental income were to change by 10% in either direction, the Company’s estimated lease termination costs would increase or decrease by approximately $1.7 million. The changes to the accrued liability for the first six months of 2009 are as follows (in millions):

Six Months Ended
June 30,
2009
Accrued lease termination costs at January 1, 2009	$15.4
Lease termination costs accrued during the period	5.8
Cash payments for lease termination costs during the period	(3.0)

Accrued lease termination costs at June 30, 2009	18.2
Less current portion of accrued lease termination costs	15.4

Non-current portion of accrued lease termination costs	$2.8

     In accordance with SFAS No. 98, “Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases” (SFAS 98) and SFAS No. 66, “Accounting for Sales of Real Estate” (SFAS 66) the Company initially deferred the gain on the sale of the building and related vacant parcel due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, essentially the gross proceeds from the real estate sale. The lease amendment terminated this repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the related previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the lease. During the first six months of 2009, the Company recognized $1.4 million of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.
12. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings Per Share” (SFAS 128). Under the provisions of SFAS 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 8,000 and 0.1 million for the three months ended June 30, 2009 and 2008, respectively, and 8,000 and 0.1 million for the six months ended June 30, 2009 and 2008, respectively.
13. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with SFAS No. 130, “Comprehensive Income” (SFAS 130). SFAS 130 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on available-for-sale investments. For the three months ended June 30, 2009 and 2008, comprehensive loss was $12.8 million and $21.1 million, respectively. For the six months ended June 30, 2009 and 2008, comprehensive loss was $32.3 million and $43.3 million, respectively.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2008 and at June 30, 2009, and has not recognized interest and/or penalties in the statement of operations for the first six months of 2009.
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
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2008 and the three months ended March 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, respectively.
OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of June 30, 2009, we had an accumulated deficit of $738.2 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including five programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs.
     In May 2009, we announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 65 employees and incurred a net restructuring charge of approximately $2.9 million. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the second quarter of 2009. We expect this restructuring to save approximately $12.0 million per annum through a reduction of personnel-related and other research and development costs.
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
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of revised SFAS No. 123, “Share-Based Payment” (SFAS 123R). Share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2009 and 2008 was $1.0 million and $2.2 million, respectively. Share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2009 and 2008 was $2.9 million and $4.4 million, respectively.
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

THREE MONTHS ENDED JUNE 30, 2009 AND 2008
     Revenues were $0.7 million for the three months ended June 30, 2009 compared with $0.7 million for the respective period last year. During the second quarters of both 2009 and 2008, we recognized $0.7 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP) from amortization of up-front licensing fees.
     Research and development expenses decreased to $10.8 million for the second quarter of 2009 compared with $16.2 million for the respective period in 2008. Laboratory costs decreased by $0.6 million in the second quarter of 2009 compared to the same period in 2008 and external development costs decreased by $4.5 million compared to the same period last year. External development spending in our elagolix and pro drug programs decreased by $3.5 million and $1.1 million, respectively, in the second quarter of 2009 compared with the same period in 2008. Research and development expenses for the second quarter of 2009 also included severance expenses of $2.2 million, which were offset entirely by other personnel cost reductions during the quarter.
     General and administrative expenses were $4.8 million for the second quarter of 2009 compared with $4.7 million during the same period last year. General and administrative expenses for the second quarter of 2009 also included severance costs of $0.7 million which were almost entirely offset by cost savings from related expense management efforts.
     During the second quarter of 2009, we recognized additional cease-use expense under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146) of $0.9 million due to the timing of tenant occupancy for the Front Building. See Note 11, “Real Estate” to the accompanying financial statements.
     Other income (expense) was $(0.9) million during the second quarter of 2008 compared to $0.6 million for the second quarter of 2009. The change resulted primarily from rental payments made during the second quarter of 2008 under our sale-leaseback agreement which were recorded as interest expense under sale-leaseback accounting rules. These rental payments are components of operating expense during 2009. Additionally, we recognized $0.7 million in deferred gains on real estate and $0.2 million in gains on our auction rate securities in the second quarter of 2009.
     Our net loss for the second quarter of 2009 was $15.3 million, or $0.39 per share, compared to $21.0 million, or $0.55 per share, for the same period in 2008. This decrease in net loss primarily resulted from expense management efforts during the second quarter of 2009.
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
     Revenues were $1.5 million for the six months ended June 30, 2009 compared with $2.5 million for the respective period last year. During the six months ended June 30, 2008, we recognized a $1.0 million milestone from GSK related to clinical advancements of our CRF program. During both six month periods ended June 30, 2009 and 2008, we recognized $1.5 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.
     Research and development expenses decreased to $21.7 million for the first half of 2009 compared with $30.4 million for the respective period in 2008. This decrease in research and development expenses is primarily due to cost savings related to our recent restructurings. The decrease in staff levels reduced personnel costs in the first six months of 2009 which were essentially offset by severance costs of $2.2 million during the first six months of 2009. Additionally, laboratory costs decreased by $0.8 million in the first half of 2009 compared to the same period in 2008. External development costs decreased by $6.6 million to $4.4 million in the first half of 2009 compared to $11.0 million in the same period last year. External development spending in our elagolix and pro drug programs decreased by $5.3 million and $1.1 million, respectively, in the first six months of 2009 compared to the same period in 2008. Other non-personnel cost management efforts have resulted in approximately $1.0 million of year to date savings over the prior six month period.
     General and administrative expenses were $9.0 million for the six months ended June 30, 2009 compared with $13.0 million during the same period last year. We incurred a $2.2 million restructuring charge in the first half of 2008 compared to a $0.7 million charge in the first half of 2009. Additionally, other non-personnel cost reductions resulted in savings of approximately $1.2 million compared with the prior year period.

     During the six months ended June 30, 2009, we recognized additional cease-use expense under SFAS 146 of $5.8 million due to an estimated increase in construction costs, and a change in assumptions on the timing of tenant occupancy and rental rates for the Front Building. See Note 11, “Real Estate” to the accompanying financial statements.
     Other income (expense) was $(1.2) million during the first six months of 2008 compared to $22,000 for the first six months of 2009. The change resulted primarily from rental payments made in 2008 under our facilities sale-leaseback agreement that were recorded as interest expense under sale-leaseback accounting rules. The rental payments are components of operating expense during 2009. Additionally, we recognized $1.4 million in deferred gains on real estate during the first six months of 2009, which was partially offset by a net recognized loss on auction rate securities of $1.2 million during the same period.
     Net loss for the first half of 2009 was $34.9 million, or $0.90 per share, compared to $42.0 million, or $1.10 per share, for the same period in 2008. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring programs implemented in the fourth quarter of 2007 and second quarter of 2009.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in our of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the three and six months ended June 30, 2009 and 2008.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.
LIQUIDITY AND CAPITAL RESOURCES
     At June 30, 2009, our cash, cash equivalents, and investments totaled $74.0 million compared with $101.5 million at December 31, 2008. The decrease in cash and investment balances at June 30, 2009 resulted primarily from our net loss of $34.9 million, which includes various non-cash expenditures.
     Our long-term investments at June 30, 2009 included (at par value) $22.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities were estimated utilizing a discounted cash flow analysis as of June 30, 2009. The significant assumptions of this valuation model were discount margins ranging from 191 to 491 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 5.5 to 7.5 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have recognized in the consolidated statement of operations for the six months ended June 30, 2009 a loss of approximately $1.3 million in other expense, net for auction rate securities that we have concluded that an other-than-temporary impairment exists.
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
     We elected to measure the ARS Rights under the fair value option of SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159), to mitigate volatility in reported earnings due to their linkage to the auction rate securities. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. We anticipate that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under SFAS 159 until the earlier of their maturity or exercise. At June 30, 2009, we valued these ARS Rights at $1.9 million.
     These ARS Rights together with the auction rate securities held at UBS (fair value of $12.6 million as of June 30, 2009) are carried as short-term investments on the condensed consolidated balance sheet at June 30, 2009. In addition to the election of the fair value option for the ARS Rights, we made a one-time election in the fourth quarter of 2008 to transfer the related auction rate security holdings from available-for-sale securities to trading securities. This enabled the changes in the fair value of the ARS Rights to be offset by the changes in the fair value of the related auction rate securities with no material net impact to our condensed consolidated statement of operations.
     Our remaining auction rate securities that are not maintained by UBS continue to be treated as available-for-sale investments. These auction rate securities have a par value of $8.0 million. During the three months ended March 31, 2009, certain ratings agencies downgraded these auction rate securities and we recognized an other-than-temporary impairment of $1.5 million in the consolidated statement of operations for the three months ended March 31, 2009. During the second quarter of 2009, global credit markets improved and credit spreads narrowed resulting in an increase in the fair value of these investments of approximately $1.4 million which was recorded as an unrealized gain in other comprehensive income as of June 30, 2009. At June 30, 2009, we valued these investments at $6.7 million and they are carried as long-term investments on our condensed consolidated balance sheet at June 30, 2009.
     Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments of $0.3 million. Other factors that may impact the valuation of our auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
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
     Net cash used in operating activities during the first half of 2009 was $28.0 million compared with $43.2 million during the same period last year. Net loss for the first six months of 2009 was $34.9 million compared to $42.0 million for the same period in 2008. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring programs and expense management efforts.
     Net cash used in investing activities during the first six months of 2009 was $1.8 million compared to net cash provided by investing activities of $36.3 million for the first six months of 2008. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     No cash was utilized in financing activities during the first six months of 2009 compared to $0.9 million used in 2008 related to cash payments made on outstanding debt obligations.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we seek to invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on June 30, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.
NEW ACCOUNTING PRONONCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated results of operation or financial condition.
     In May 2009, the FASB issued SFAS 165, “Subsequent Events” (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on our consolidated results of operations or financial condition.
     In April 2009, the FASB issued several pronouncements related to fair value measurement, recording and disclosure in financial reporting.
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
     The adoption of these new fair value measurement pronouncements did not have a material effect on our consolidated results of operations or financial condition.
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
     Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2009, our long-term investments included (at par value) $22.6 million of auction rate securities. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models as of June 30, 2009, the carrying value of all auction rate securities had been reduced by $3.3 million, from $22.6 million to $19.3 million, reflecting an estimated change in fair market value due primarily to a lack of liquidity. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.
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
     The Company’s Annual Meeting of Stockholders was held on May 29, 2009. As of the close of business on April 1, 2009, the record date for the Annual Meeting, there were 38,677,454 shares of common stock entitled to vote, of which there were 32,681,124 shares present at the Annual Meeting in person or by proxy. At the Annual Meeting, stockholders voted on four matters: (i) the election of three Class I Directors for a term of three years expiring at the 2012 Annual Meeting of Stockholders, (ii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, (iii) the approval of an amendment to the Company’s 2003 Incentive Stock Plan, as amended, to increase the number of shares of common stock reserved for issuance thereunder from 5,300,000 to 5,800,000 shares, and (iv) the consideration of a stockholder proposal to declassify the Board of Directors. The voting results were as follows:
•	Election of three Class I Directors for a term of three years expiring at the 2012 Annual Meeting of Stockholders

Joseph A. Mollica, Ph.D.	For	19,538,745	Withheld	13,142,379
W. Thomas Mitchell	For	19,536,997	Withheld	13,144,127
Wylie W. Vale, Ph.D.	For	19,135,061	Withheld	13,546,063
The three nominees for Class I Director were elected. Our Class II Directors, Corinne H. Lyle, Richard F. Pops, and Stephen A. Sherwin, continue in office until our 2010 Annual Meeting of Stockholders. Our Class III Directors, Gary A. Lyons and Kevin C. Gorman, continue in office until our 2011 Annual Meeting of Stockholders.

•	Ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009

For	31,927,183	Against 606,937	Abstain 147,003
The appointment of Ernst & Young LLP was ratified.

•	Approval of an amendment to the Company’s 2003 Incentive Stock Plan, as amended, which increases the number of shares of common stock reserved for issuance from 5,300,000 to 5,800,000 shares

For	12,348,860	Against 9,429,145	Abstain 314,466
The amendment to the Company’s 2003 Incentive Stock Plan, as amended, was approved.

•	Consideration of a stockholder proposal to declassify the Board of Directors

For	15,037,840	Against 6,996,203	Abstain 58,427
The stockholder proposal was approved.

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

4.1	Form of Common Stock Certificate (1)

10.1	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended, and form of stock option agreement and restricted stock unit agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998 (File No.: 000-22705)

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2009	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)