Form 10-Q
period 2009-09-30
NEUROCRINE BIOSCIENCES INC
filed 2009-10-29
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 39,206,876 as of October 27, 2009.

NEUROCRINE BIOSCIENCES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share information)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$35,316	$68,467
Short-term investments	21,802	12,006
Receivables under collaborative agreements	12	39
Other current assets	1,060	911

Total current assets	58,190	81,423
Property and equipment, net	3,395	6,191
Long-term investments	6,602	21,057
Restricted cash	6,322	6,409
Other non-current assets	1,399	3,102

Total assets	$75,908	$118,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,501	$1,599
Accrued liabilities	7,870	10,905
Current portion of deferred revenues	2,929	2,936
Current portion of cease-use liability	8,898	7,870
Current portion of deferred gain on sale of real estate	2,846	2,784

Total current liabilities	24,044	26,094
Deferred revenues	9,486	11,676
Deferred gain on sale of real estate	30,721	32,867
Deferred rent	706	110
Cease-use liability	8,378	7,527
Other liabilities	1,498	3,134

Total liabilities	74,833	81,408
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 39,206,876 as of September 30, 2009 and 38,598,789 as of December 31, 2008	39	39
Additional paid-in capital	746,178	741,568
Accumulated other comprehensive income (loss)	1,243	(1,570)
Accumulated deficit	(746,385)	(703,263)

Total stockholders’ equity	1,075	36,774

Total liabilities and stockholders’ equity	$75,908	$118,182

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except loss per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Sponsored research and development	$3	$32	$23	$48
License fees and milestones	730	729	2,190	3,189
Grant revenue	—	—	—	9

Total revenues	733	761	2,213	3,246
Operating expenses:
Research and development	7,401	12,993	29,057	43,406
General and administrative	2,966	3,472	11,988	16,423
Cease use expense	89	—	5,858	—

Total operating expenses	10,456	16,465	46,903	59,829

Loss from operations	(9,723)	(15,704)	(44,690)	(56,583)
Other income and (expense):
Gain (loss) on sale/disposal of assets	571	(114)	733	84
Deferred gain on sale of real estate	694	—	2,084	—
Gain (loss) on auction rate securities	71	—	(1,147)	—
Interest income	99	822	629	3,449
Interest expense	—	(1,914)	—	(5,749)
Other income (expense), net	111	(801)	(731)	(960)

Total other income (expense) net	1,546	(2,007)	1,568	(3,176)

Net loss	$(8,177)	$(17,711)	$(43,122)	$(59,759)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.46)	$(1.11)	$(1.56)

Shares used in the calculation of net loss per common share:
Basic and diluted	39,096	38,446	38,938	38,399

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,122)	$(59,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,609	6,037
Gain on sale of assets	(732)	(84)
Fair value adjustment for auction rate security rights	665	—
Loss on sale of investments	1,073	168
Fair value adjustment for auction rate securities	482	717
Cease-use expense	5,858	—
Deferred gain on sale of real estate	(2,084)	—
Deferred revenues	(2,197)	(2,192)
Deferred rent	596	—
Share-based compensation expense	4,610	6,187
Amortization of premiums/discounts on short term-investments	(3)	15
Change in operating assets and liabilities:
Accounts receivable and other current assets	(122)	1,702
Other non-current assets	1,993	(165)
Accounts payable and accrued liabilities	(3,133)	(9,720)
Cease-use liability	(3,979)	—
Other non-current liabilities	(1,636)	(749)

Net cash used in operating activities	(39,122)	(57,843)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(16,065)	(36,941)
Sales/maturities of investments	21,030	77,116
Deposits and restricted cash	87	(30)
Proceeds from sales of property and equipment	954	521
Purchases of property and equipment, net	(35)	(1,185)

Net cash provided by investing activities	5,971	39,481
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	33
Principal payments on debt	—	(1,210)

Net cash used in financing activities	—	(1,177)

Net decrease in cash and cash equivalents	(33,151)	(19,539)
Cash and cash equivalents at beginning of the period	68,467	99,664

Cash and cash equivalents at end of the period	$35,316	$80,125

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
     The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the Company’s Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2009 and June 30, 2009, respectively, filed with the SEC. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation. Further, in connection with preparation of the condensed consolidated financial statements and in accordance with Accounting Standards Codification (ASC) 855-10, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 29, 2009.
     The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.
2. ORGANIZATION AND SUMMARY OF BUSINESS
     Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, benign prostatic hyperplasia, irritable bowel syndrome, and other neurological and endocrine related diseases and disorders. The Company currently has eight programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations with pharmaceutical companies for two of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.
3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB 162 (now referenced under ASC 105-10, Generally Accepted Accounting Principles). ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009 and superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC became non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on the Company’s consolidated results of operations or financial condition.
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
     The following is a summary of investments classified as available-for-sale securities (in thousands):

				Aggregate
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains(1)	Losses(1)	Value
September 30, 2009
Certificates of deposit	$7,200	$3	$(1)	$7,202
Auction rate securities	5,161	1,441	—	6,602

Total available-for-sale securities	$12,361	$1,444	$(1)	$13,804

December 31, 2008
Securities of government-sponsored enterprises	$9,919	$80	$—	$9,999
Corporate debt securities	2,039	—	(32)	2,007
Auction rate securities	6,689	—	—	6,689

Total available-for-sale securities	$18,647	$80	$(32)	$18,695

(1)	Unrealized gains and losses are included in other comprehensive income (loss).
     The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at September 30, 2009 and December 31, 2008 are presented below (in thousands):

	Maturing		Maturing
	in less than		in more than
	12 months		12 Months
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
September 30, 2009
Certificates of deposit	$7,200	$7,202	$—	$—
Auction rate securities classified as available-for-sale	—	—	5,161	6,602

Total available-for-sale securities	$7,200	$7,202	$5,161	$6,602

December 31, 2008
Securities of government-sponsored enterprises	$9,919	$9,999	$—	$—
Corporate debt securities	2,039	2,007	—	—
Auction rate securities classified as available-for-sale	—	—	6,689	6,689

Total available-for-sale securities	$11,958	$12,006	$6,689	$6,689

     The following table presents certain information related to sales and maturities of investments (in thousands):
Item 2

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds from sales/maturities of available-for-sale securities	$7,830	$13,945	$21,030	$77,116
Gross realized gains on sales of available-for-sale securities(1)	53	—	53	10
Gross realized losses on sales of available-for-sale securities(1)	—	—	—	(26)
Gains reclassified out of accumulated other comprehensive loss into earnings	24	—	—	9
Losses reclassified out of accumulated other comprehensive loss into earnings	—	—	(17)	(14)
Gains from trading securities held	277	—	897	—

(1)	The cost basis used in calculating gains and losses on sales of available-for-sale securities is determined using the specific identification method.

     The following table presents information about investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Certificates of deposit(1)	$1,679	$(1)	$—	$—	$1,679	$(1)

Total	$1,679	$(1)	$—	$—	$1,679	$(1)

December 31, 2008
Corporate debt securities	$2,007	$(32)	$—	$—	$2,007	$(32)

Total	$2,007	$(32)	$—	$—	$2,007	$(32)

(1)	The Company holds 7 certificates of deposit (CDs) at September 30, 2009 that are in an unrealized loss position due to valuations assigned based on market data. All of the Company’s CD holdings are fully guaranteed by the Federal Deposit Insurance Corporation. The Company has the ability and intent to hold these CDs until a recovery of fair value, which may be at maturity, and therefore does not consider these investments to be other-than-temporarily impaired at September 30, 2009.
6. AUCTION RATE SECURITIES
     The Company’s investments at September 30, 2009 included (at par value) $22.4 million of auction rate securities, $14.6 million of which are maintained by UBS AG (UBS) and $7.8 million of which are maintained by Citigroup (Citi). With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, as a result of the failed auctions the Company became entitled to earn a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2009. The significant assumptions of this valuation model were discount margins ranging from 165 to 372 basis points which are based on industry recognized student loan sector indices, an additional required rate of return of 150 basis points and an estimated term to liquidity of 5.25 to 7.25 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. The auction rate security investments continue to pay interest according to their stated terms. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company.
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

     The Company elected to participate in the ARS Rights program for all of its outstanding auction rate securities maintained by UBS. At September 30, 2009, the Company has $14.6 million (at par value) of auction rate securities that are maintained by UBS. Under the terms of the ARS Rights offer, the applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, the Company is eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is the Company’s intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.
     The Company has elected to measure the ARS Rights under the fair value option of ASC 825-10, Financial Instruments (ASC 825-10), to mitigate volatility in reported earnings due to their linkage to the auction rate securities. The ARS Rights were valued in a similar fashion to the auction rate securities as described above. Simultaneously, due to the ARS Rights granted by UBS, the Company made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. Trading securities are carried at fair value with unrealized gains and losses reported in other income and expense in the condensed consolidated statement of operations. The Company anticipates that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the condensed consolidated statement of operations. The ARS Rights will continue to be measured at fair value under ASC 825-10 until the earlier of their maturity or exercise. At September 30, 2009, the Company valued these ARS Rights at $1.7 million. These ARS Rights together with the auction rate securities held at UBS (which had a fair value of $12.9 million as of September 30, 2009) are carried as short-term investments on the condensed consolidated balance sheet at September 30, 2009.
     The Company’s remaining auction rate securities that are maintained by Citi continue to be treated as available-for-sale investments. These auction rate securities had a par value of $7.8 million at September 30, 2009. During the first three months of 2009, certain ratings agencies downgraded these auction rate securities and the Company recognized an other-than-temporary impairment of $1.4 million in the consolidated statement of operations for the three months ended March 31, 2009. During the second and third quarters of 2009, global credit markets improved and credit spreads narrowed resulting in an increase in the fair value of the investments of approximately $1.4 million which was recorded as an unrealized gain and is a component of other comprehensive income as of September 30, 2009. At September 30, 2009, the Company valued these long-term investments at $6.6 million.
     Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments at September 30, 2009 of $0.3 million. Other factors that may impact the valuation of the Company’s auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
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
7. FAIR VALUE MEASUREMENTS
     The Company follows ASC 820-10, Fair Value Measurements and Disclosures (ASC 820-10) which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
     Level 1: Observable inputs such as quoted prices in active markets;
     Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

     Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets measured at fair value as of September 30, 2009 and December 31, 2008 are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2009:
Cash equivalents	$41.6	$41.6	$—	$—
Certificates of deposit(1)	7.2	7.2	—	—
Auction rate securities(2)	19.5	—	—	19.5
ARS Rights (Note 6)	1.7	—	—	1.7

Total	$70.0	$48.8	$—	$21.2

December 31, 2008:
Cash equivalents	$64.9	$64.9	$—	$—
Commercial paper(1)	10.0	10.0	—	—
Corporate debt securities(1)	2.0	2.0	—	—
Securities of government-sponsored enterprises(1)	10.0	10.0	—	—
Auction rate securities(2)	18.7	—	—	18.7
ARS Rights (Note 6)	2.4	—	—	2.4

Total	$108.0	$86.9	$—	$21.1

     Activity for assets measured at fair value during the nine month period ended September 30, 2009 using significant unobservable inputs. (Level 3) is presented in the table below (in millions):

Fair Value
Measurements Using
Significant
Unobservable Inputs
(Level 3)
Beginning balance as of December 31, 2008	$21.1
Transfers into Level 3	—
Purchases, sales, issuances, and settlements (net)	(0.1)
Total unrealized gains included in other comprehensive income	1.4
Total unrealized gains, net included in other income (expense)	0.2
Total other-than-temporary impairments included in other income (expense)	(1.4)

Ending balance as of September 30, 2009	$21.2

(1)	Securities are classified as available-for-sale.

(2)	The Company transferred a portion of its action rate securities from available-for-sale to trading in the fourth quarter of 2008. The fair value of these auction rate securities was estimated based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) the expected term to liquidity; and (v) its market required rate of return. See Note 6.
8. IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with ASC 360-10-15, Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. The Company has determined that no impairment exists on its long-lived assets.
9. SHARE-BASED COMPENSATION
     The Company’s net loss for each of the three months ended September 30, 2009 and 2008 included $1.7 million, of compensation expense related to the Company’s share-based compensation awards. The Company’s net loss for the nine months ended September 30, 2009 and 2008 included $4.6 million and $6.2 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $0.8 million and $2.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 1.0 and 1.3 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
General and administrative	$1.0	$0.6	$2.5	$3.2
Research and development	0.7	1.1	2.1	3.0
     There were no stock option exercises for the nine months ended September 30, 2009. Cash received from stock option exercises for the nine months ended September 30, 2008 was $33,000. The Company issued approximately 0.6 million shares of common stock pursuant to the vesting of RSUs and distributions of stock awards from the Company’s deferred compensation plan during the nine months ended September 30, 2009.
Stock Option Assumptions
     The exercise price of all options granted during the nine month period ended September 30, 2009 and 2008 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. There were no equity awards granted during the three months ended September 30, 2009. The following weighted-average assumptions were used for option grants during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009		2008
Risk-free interest rate	—		3.33%		2.34%		2.67%
Expected volatility of common stock	—		68.08%		83.26%		68.58%
Dividend yield	—		0.0%		0.0%		0.0%
Expected option term	—	4.75	years	5.35	years	4.75	years
     The Company estimates forfeiture rates for stock options and RSUs based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.
10. STOCKHOLDERS’ EQUITY
Committed Equity Financing Facility
     In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. As of September 30, 2009, the Company had not issued any shares under the CEFF.
11. RESTRUCTURING CHARGES
     In May 2009, the Company announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, the Company reduced its research and development and general and administrative staff in San Diego by approximately 65 employees and incurred a net restructuring charge of approximately $2.6 million (of which $2.1 million was classified as research and development expense and $0.5 million was classified as general and administrative expense), which was comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the second quarter of 2009. During the first quarter of 2008, the Company also recorded a net charge of $2.1 million (primarily all general and administrative expense) for severance related to certain executives and other personnel departing the Company.
     As of September 30, 2009, the Company had a remaining balance of approximately $0.6 million of accrued restructuring expenses (predominately related to the severance charge incurred in the first quarter of 2008) included in the condensed consolidated balance sheet. This liability will be paid over the remaining contractual period of certain severance agreements. The changes to the accrued liability for the first nine months of 2009 are as follows (in thousands):

Nine Months Ended
September 30,
2009
Accrual balance as of January 1, 2009	$1,578
Charge for 2009 restructuring, net	2,580
Payments	(3,514)
Adjustments	(8)

Accrual balance as of September 30, 2009	$636

12. REAL ESTATE
     The Company and DMH Campus Investors, LLC (DMH) are parties to a lease agreement, dated December 4, 2007, pursuant to which the Company leases its corporate headquarters, located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California (Lease). Effective December 10, 2008, the Company entered into a first amendment to the lease (First Lease Amendment) The First Lease Amendment provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and established a mechanism for the Company to terminate its use of the Front Building.
     During the fourth quarter of 2008, the Company vacated the Front Building. In accordance with ASC 420-10, Exit or Disposal Cost Obligations (ASC 420-10) a liability of $15.7 million was recorded for estimated lease termination costs (cease-use liability). Estimated lease termination costs include future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the first nine months of 2009, the Company adjusted the liability in response to the declining economic conditions in San Diego, by extending the expected period to lease the Front Building.
     Effective September 25, 2009, the Company and DMH entered into a second amendment to the Lease (Second Lease Amendment). The Second Lease Amendment obligated the Company to vacate the Front Building and make an immediate payment of $4.0 million to DMH as an initial release fee, which was paid October 2, 2009. The Company will continue to occupy the entire Rear Building. Upon payment of the initial release fee, the Company was released from its obligations with respect to the Front Building, except with respect to 1) certain indemnity obligations for events prior to the payment of the initial release fee, 2) certain operating expenses for the Front Building in accordance with the terms of the Lease through July 2011, and 3) 50% of tenant improvement costs between $65 and $100 per square foot in connection with initial leases between DMH and other third parties for space in the Front Building. Pursuant to the Second Lease Amendment, the Company is also obligated to pay DMH an amount equivalent to the rent on the Front Building through July 2011 and then approximately $44,000 per month beginning in August 2011 through December 2019 as a rent differential payment for the Front Building, which such rent differential amounts may be prepaid by the Company in its sole discretion. Should the Company be in monetary default under the Lease beyond the normal cure periods and prior to repaying the entire rent differential balance, the rent differential payment will double.
     The changes to the accrued liability for lease termination costs for the first nine months of 2009 are as follows (in millions):

Nine Months Ended
September 30,
2009
Accrued lease termination costs at January 1, 2009	$15.4
Lease termination costs accrued during the period	5.9
Cash payments for lease termination costs during the period	(4.0)

Accrued lease termination costs at September 30, 2009	17.3
Less current portion of accrued lease termination costs	8.9

Non-current portion of accrued lease termination costs	$8.4

     In accordance with ASC 840-40, Sale-Leaseback Transactions, and ASC 360-20, Real Estate Sales, the Company initially deferred the gain on the sale of the building and related vacant parcel due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, essentially the gross proceeds from the real estate sale. The First Lease Amendment terminated this repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the lease. During the first nine months of 2009, the Company recognized $2.1 million of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.
13. LOSS PER COMMON SHARE
     The Company computes net loss per share in accordance with ASC 260-20, Earnings Per Share (ASC 260-20). Under the provisions of ASC 260-20, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 44,000 and 0.2 million for the three months ended September 30, 2009 and 2008, respectively, and 8,000 and 42,000 for the nine months ended September 30, 2009 and 2008, respectively.
14. COMPREHENSIVE LOSS
     Comprehensive loss is calculated in accordance with ASC 220-10, Comprehensive Income (ASC 220-10). ASC 220-10 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on available-for-sale investments. For the three months ended September 30, 2009 and 2008, comprehensive loss was $8.0 million and $17.9 million, respectively. For the nine months ended September 30, 2009 and 2008, comprehensive loss was $40.3 million and $61.3 million, respectively.
15. REVENUE RECOGNITION
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
16. RESEARCH AND DEVELOPMENT
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
17. INCOME TAXES
     The Company adopted the provisions of ASC 740-10, Income Taxes on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of ASC 740-10, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2008 and at September 30, 2009, and has not recognized interest and/or penalties in the statement of operations for the first nine months of 2009.
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
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2008 and the three and six months ended March 31 and June 30, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2009, respectively.

OVERVIEW
     We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia, and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of September 30, 2009, we had an accumulated deficit of $746.4 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs.
     In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of September 30, 2009, we have not issued any shares under the CEFF.
     We held a Type C meeting with the Food and Drug Administration (FDA) in August 2009 to discuss the daily non-menstrual pelvic pain scale proposed by the FDA and used in the Lilac Petal Study (0702) of our lead clinical development program, elagolix. Based on this meeting, we modified the wording of the daily non-menstrual pain scale and launched a new clinical trial, the Daisy Petal Study (0901). This double-blind placebo-controlled clinical trial is designed to provide an assessment based on this modified scale over a two month treatment period of 150 mg elagolix, followed by twenty weeks of open-label treatment.
     The blinded baseline data from the initial subjects screened for the Daisy Petal Study (0901) indicate that the modified daily non-menstrual pain scale reflects a wider dynamic range of pain scores which was lacking in the previous daily non-menstrual pelvic pain scale. This should allow for detection of treatment difference between elagolix and placebo for non-menstrual pain in the study population. The mean baseline score using the previous scale in the Lilac Petal Study (0702) was 0.83 (using the 0-3 scale on non-menstrual days), while preliminary Daisy Petal Study (0901) data with the new scale demonstrate a mean baseline score of approximately 1.5 (using the 0-3 scale on non-menstrual days), in the initial group of subjects recruited. Encouraged by the wider dynamic range of this modified scale, the Company has proposed a modest increase in the number of subjects for enrollment. This essentially moves the trial from a directional characterization of the endpoint (i.e., to estimate sample size for a Phase III trial) to a trial powered to provide statistical significance of the new non-menstrual pain endpoint versus placebo. The Company expects top-line data from the Daisy Petal Study (0901) in the second quarter of 2010.
     In May 2009, we announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 65 employees and incurred a net restructuring charge of approximately $2.6 million. Restructuring charges are comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid in cash during the second quarter of 2009. We expect this restructuring to save approximately $12.0 million per annum through a reduction of personnel-related and other research and development costs.

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
     In accordance with Accounting Standards Codification (ASC) 360-10-15, Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the asset, which is generally determined based on the present value of the expected future cash flows. We have determined that no impairment exists on our long-lived assets.
     We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of ASC 718-10, Compensation- Stock Compensation (ASC 718-10). Share-based compensation expense recognized under ASC 718-10 for each of the three months ended September 30, 2009 and 2008 was $1.7 million. Share-based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2009 and 2008 was $4.6 million and $6.2 million, respectively.
     Stock option awards and RSUs generally vest over a three to four year period and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized under ASC 718-10, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.
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
     ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
     Revenues were $0.7 million for the three months ended September 30, 2009 compared with $0.8 million for the respective period last year. During the third quarters of both 2009 and 2008, we recognized $0.7 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP) from amortization of up-front licensing fees.
     Research and development expenses decreased to $7.4 million for the third quarter of 2009 compared with $13.0 million for the respective period in 2008. Laboratory costs decreased by $0.3 million in the third quarter of 2009 compared to the same period in 2008 and external development costs decreased by $1.7 million compared to the same period last year. External development spending in our elagolix, pro drug and urocortin 2 programs decreased by $1.1 million, $0.4 million and $0.4 million, respectively, in the third quarter of 2009 compared with the same period in 2008. Research and development personnel expenses decreased by $3.0 million in the third quarter of 2009 compared with the third quarter of 2008 as a result of our restructuring program in the second quarter of 2009.
     General and administrative expenses were $3.0 million for the third quarter of 2009 compared with $3.5 million during the same period last year. The decrease in general and administrative expenses was almost entirely related to expense management efforts during the third quarter of 2009.
     Other income (expense) was $1.5 million during the third quarter of 2009 compared to $(2.0) million for the third quarter of 2008. The change resulted primarily from rental payments made during the third quarter of 2008 under our sale-leaseback agreement which were recorded as interest expense under sale-leaseback accounting rules. These rental payments are components of operating expense during 2009. Additionally, we recognized $0.7 million in deferred gains on real estate and $0.6 million in gains from the sale of assets in the third quarter of 2009.
     Our net loss for the third quarter of 2009 was $8.2 million, or $0.21 per share, compared to $17.7 million, or $0.46 per share, for the same period in 2008. This decrease in net loss primarily resulted from our restructuring program in the second quarter of 2009 and expense management efforts during the third quarter of 2009.
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
     Revenues were $2.2 million for the nine months ended September 30, 2009 compared with $3.2 million for the respective period last year. During the nine months ended September 30, 2008, we recognized a $1.0 million milestone from GSK related to clinical advancements of our CRF program. During both nine month periods ended September 30, 2009 and 2008, we recognized $2.2 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.
     Research and development expenses decreased to $29.1 million for the first nine months of 2009 compared with $43.4 million for the respective period in 2008. This decrease in research and development expenses is primarily due to cost savings related to our restructuring program in the second quarter of 2009. The decrease in staff levels reduced personnel costs in the first nine months of 2009 by $3.0 million compared with the first nine months of 2008. Additionally, laboratory costs decreased by $1.2 million in the first nine months of 2009 compared to the same period in 2008. External development costs decreased by $8.3 million to $7.1 million in the first nine months of 2009 compared to $15.4 million in the same period last year. External development spending in our elagolix and pro drug program decreased by $6.4 million and $1.5 million, respectively, in the first nine months of 2009 compared to the same period in 2008. Other non-personnel cost management efforts have resulted in approximately $1.9 million of year to date savings over the prior nine month period.
     General and administrative expenses were $12.0 million for the nine months ended September 30, 2009 compared with $16.4 million during the same period last year. Personnel expenses decreased by $3.0 million in the first nine months of 2009 compared to the first nine months of 2008 primarily as a result of our restructuring program in the second quarter of 2009. Additionally, other non-personnel cost reductions resulted in savings of approximately $1.6 million compared with the prior year period.
     During the nine months ended September 30, 2009, we recognized additional cease-use expense under ASC 420-10 of $5.9 million due to an estimated increase in construction costs, and a change in assumptions on the timing of tenant occupancy and rental rates for the Front Building. See Note 11, “Real Estate” to the accompanying financial statements.
     Other income (expense) was $1.6 million of income during the first nine months of 2009 compared to a loss of $(3.2) million for the first nine months of 2008. The change resulted primarily from rental payments made in 2008 under our facilities sale-leaseback agreement that were recorded as interest expense under sale-leaseback accounting rules. The rental payments are components of operating expense during 2009. Additionally, we recognized $2.1 million in deferred gains on real estate during the first nine months of 2009, which was partially offset by a net recognized loss on auction rate securities of $1.1 million during the same period.
     Net loss for the first nine months of 2009 was $43.1 million, or $1.11 per share, compared to $59.8 million, or $1.56 per share, for the same period in 2008. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring program in the second quarter of 2009 and expense management efforts in the first nine months of 2009.
     To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in our quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the three and nine months ended September 30, 2009 and 2008.
     We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.
LIQUIDITY AND CAPITAL RESOURCES
     At September 30, 2009, our cash, cash equivalents, and investments totaled $63.7 million compared with $101.5 million at December 31, 2008. The decrease in cash and investment balances at September 30, 2009 resulted primarily from our net loss of $43.1 million, which includes various non-cash expenditures.
     Our investments at September 30, 2009 included (at par value) $22.4 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.
     The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities were estimated utilizing a discounted cash flow analysis as of September 30, 2009. The significant assumptions of this valuation model were discount margins ranging from 165 to 372 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 5.25 to 7.25 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. The auction rate security investments continue to pay interest according to their stated terms. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by us.

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
     We have elected to participate in the ARS Rights program for all of our outstanding auction rate securities maintained by UBS. At September 30, 2009 we had $14.6 million (at par value) of auction rate securities that are maintained by UBS. Under the terms of the ARS Rights offer, our applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, we are eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is our intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.
     We elected to measure the ARS Rights under the fair value option of ASC 825-10, Financial Instruments (ASC 825-10), to mitigate volatility in reported earnings due to their linkage to the auction rate securities. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. We anticipate that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under ASC 825-10 until the earlier of their maturity or exercise. At September 30, 2009, we valued these ARS Rights at $1.7 million. These ARS Rights together with the auction rate securities held at UBS (which had a fair value of $12.9 million as of September 30, 2009) are carried as short-term investments on the condensed consolidated balance sheet at September 30, 2009.
     Our remaining auction rate securities that are not maintained by UBS continue to be treated as available-for-sale investments. These auction rate securities had a par value of $7.8 million at September 30, 2009. During the three months ended March 31, 2009, certain ratings agencies downgraded these auction rate securities and we recognized an other-than-temporary impairment of $1.5 million in the consolidated statement of operations for the three months ended March 31, 2009. During the second and third quarters of 2009, global credit markets improved and credit spreads narrowed resulting in an increase in the fair value of these investments of approximately $1.4 million which was recorded as an unrealized gain in other comprehensive income as of September 30, 2009. At September 30, 2009, we valued these investments at $6.6 million and they are carried as long-term investments on our condensed consolidated balance sheet at September 30, 2009.
     Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments at September 30, 2009 of $0.3 million. Other factors that may impact the valuation of our auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.
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
     Net cash used in operating activities during the first nine months of 2009 was $39.1 million compared with $57.8 million during the same period last year. Net loss for the first nine months of 2009 was $43.1 million compared to $59.8 million for the same period in 2008. This decrease in net loss was primarily due to a reduction in expenses as a result of our restructuring programs and expense management efforts.

     Net cash provided by investing activities during the first nine months of 2009 was $6.0 million compared to net cash provided by investing activities of $39.5 million for the first nine months of 2008. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.
     No cash was utilized in financing activities during the first nine months of 2009 compared to $1.2 million used in 2008 related to cash payments made on outstanding debt obligations.
     We and DMH Campus Investors, LLC (DMH) are parties to a lease agreement, dated December 4, 2007, pursuant to which we lease our corporate headquarters, located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California (Lease). Effective December 10, 2008, we entered into a first amendment to the Lease (First Lease Amendment). The First Lease Amendment provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and established a mechanism for us to terminate our use of the Front Building.
     Effective September 25, 2009, we and DMH entered into a second amendment to the Lease (Second Lease Amendment). The Second Lease Amendment obligated us to vacate the Front Building and make an immediate payment of $4.0 million to DMH as an initial release fee, which was paid October 2, 2009. We will continue to occupy the entire Rear Building. Upon payment of the initial release fee, we were released from its obligations with respect to the Front Building, except with respect to 1) certain indemnity obligations for events prior to the payment of the initial release fee, 2) certain operating expenses for the Front Building in accordance with the terms of the Lease through July 2011, and 3) 50% of tenant improvement costs between $65 and $100 per square foot in connection with initial leases between DMH and other third parties for space in the Front Building. Pursuant to the Second Lease Amendment, we are also obligated to pay DMH an amount equivalent to the rent on the Front Building through July 2011 and then approximately $44,000 per month beginning in August 2011 through December 2019 as a rent differential payment for the Front Building, which such rent differential amounts may be prepaid by us in our sole discretion. Should we be in monetary default under the Lease beyond the normal cure periods and prior to repaying the entire rent differential balance, the rent differential payment will double. The terms of the Lease also require that we maintain $50.0 million in cash and investments at all times, or increase our security deposit by $5.0 million.
     In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of September 30, 2009, we had not issued any shares under the CEFF.
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
INTEREST RATE RISK
     We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we seek to invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on September 30, 2009, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.
NEW ACCOUNTING PRONONCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of FASB 162 (now referenced under ASC 105-10, Generally Accepted Accounting Principles). The ASC has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the ASC will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the ASC will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on our consolidated results of operations or financial condition.
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
     We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings, including funds raised under the CEFF, will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

* The CEFF that we entered into with Kingsbridge may not be available to us if we elect to make a draw down, may require us to make additional “blackout” or other payments to Kingsbridge, could cause our stock price to decline and may result in dilution to our stockholders.
     The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time over a period of three years, newly issued shares of our common stock up to the lesser of an aggregate of approximately 7.8 million shares or $75 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock; the accuracy of representations and warranties made to Kingsbridge; compliance with laws; effectiveness of the registration statement filed by us with the SEC; and the continued listing of our stock on the NASDAQ Global Market. In addition, Kingsbridge is permitted to terminate the CEFF if it obtains actual knowledge that a material and adverse event has occurred affecting our business, operations, properties or financial condition. If we are unable to access funds through the CEFF, or if the CEFF is terminated by Kingsbridge, we may be unable to access capital on favorable terms or at all.
     Once the registration statement that we intend to file with the SEC with respect to the CEFF is declared effective, we are entitled, in certain circumstances, to deliver a blackout notice to Kingsbridge to suspend the registration statement and prohibit Kingsbridge from selling shares. If we deliver a blackout notice in the 15 calendar days following the settlement of a draw down, or if the registration statement is not effective in circumstances not permitted by the registration rights agreement, then we must make a payment to Kingsbridge, calculated on the basis of the number of shares held by Kingsbridge acquired by way of the most recent drawdown prior to the blackout notice and actually held by Kingsbridge multiplied by the change in the market price of our common stock during the period in which the use of the registration statement is suspended. If the trading price of our common stock declines during a suspension of the registration statement, the blackout or other payment could be significant.
     Should we continue to sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.
* Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
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
     The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $2 per share to approximately $5 per share. The market price of our common stock may fluctuate in response to many factors, including:
•	the results of our clinical trials;
•	developments concerning our strategic alliance agreements;

•	announcements of technological innovations or new therapeutic products by us or others;
•	general economic and market conditions;
•	developments in patent or other proprietary rights;
•	developments related to the FDA approval process for indiplon;
•	future sales of our common stock by existing stockholders (and Kingsbridge, if we elect to draw down under our CEFF with Kingsbridge);
•	comments by securities analysts;
•	fluctuations in our operating results;
•	government regulation;
•	health care reimbursement;
•	failure of any of our product candidates, if approved, to achieve commercial success; and
•	public concern as to the safety of our drugs.
* Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.
     Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2009, our investments included (at par value) $22.4 million of auction rate securities. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. Although the auction rate securities continue to pay interest according to their stated terms, based on valuation models as of September 30, 2009, the carrying value of all auction rate securities had been reduced by $2.9 million, from $22.4 million to $19.5 million, reflecting an estimated change in fair market value due primarily to a lack of liquidity. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.
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

ITEM 6.	EXHIBITS
3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

4.1	Form of Common Stock Certificate (1)

10.1	Form of Indemnity Agreement (5)

10.2	Form of Stock Option Cancellation Agreement (5)

10.3	Registration Rights Agreement, dated as of September 15, 2009, by and between Neurocrine Biosciences, Inc. and Kingsbridge Capital Limited (6)

10.4	Common Stock Purchase Agreement, dated as of September 15, 2009, by and between Neurocrine Biosciences, Inc. and Kingsbridge Capital Limited (6)

10.5	Second Amendment to Lease, dated September 25, 2009, by and between Neurocrine Biosciences, Inc. and DMH Campus Investors, LLC (7)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998 (File No.: 000-22705)

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2009

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 15, 2009

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2009	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer (Duly authorized officer and Principal Financial Officer)