Form 10-Q
period 2010-03-31
NEUROCRINE BIOSCIENCES INC
filed 2010-04-29
CIK 914475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 54,831,867 as of April 26, 2010.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

(unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$52,224	$37,329
Short-term investments	13,975	16,135
Other current assets	2,133	1,923

Total current assets	68,332	55,387
Property and equipment, net	2,236	2,695
Long-term investments	2,988	6,411
Restricted cash	6,327	6,325

Total assets	$79,883	$70,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$539	$2,188
Accrued liabilities	6,428	6,240
Current portion of deferred revenues	2,925	2,941
Current portion of cease-use liability	4,369	4,289
Current portion of deferred gain on sale of real estate	2,888	2,867
Other liabilities	1,481	1,436

Total current liabilities	18,630	19,961
Deferred revenues	8,027	8,757
Deferred gain on sale of real estate	29,263	29,999
Deferred rent	1,079	906
Cease-use liability	6,163	7,241

Total liabilities	63,162	66,864
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 54,823,567 as of March 31, 2010 and 43,991,565 as of December 31, 2009	55	44
Additional paid-in capital	778,909	757,002
Accumulated other comprehensive income	694	1,209
Accumulated deficit	(762,937)	(754,301)

Total stockholders’ equity	16,721	3,954

Total liabilities and stockholders’ equity	$79,883	$70,818

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except loss per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Sponsored research and development	$23	$17
License fees and milestones	730	730

Total revenues	753	747
Operating expenses:
Research and development	7,576	10,848
General and administrative	3,199	4,195
Cease-use expense	147	4,828

Total operating expenses	10,922	19,871

Loss from operations	(10,169)	(19,124)

Other income (expense):
Gain on sale/disposal of assets	115	141
Deferred gain on sale of real estate	715	695
Investment income and (expense)	679	(1,453)
Other expense, net	24	76

Total other income (expense)	1,533	(541)

Net loss	$(8,636)	$(19,665)

Net loss per common share:
Basic and diluted	$(0.19)	$(0.51)

Shares used in the calculation of net loss per common share:
Basic and diluted	46,618	38,669

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,636)	$(19,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	969
Gain on sale of assets	(115)	(141)
Fair value adjustment for auction rate security rights	—	211
Loss on sale of investments	—	320
Fair value adjustment for auction rate securities	—	(194)
Realized gain on sale of auction rate securities	(555)	—
Other-than-temporary impairment for auction rate securities	—	1,431
Cease-use expense	147	4,828
Deferred gain on sale of real estate	(715)	(695)
Deferred revenues	(746)	(744)
Deferred rent	173	323
Share-based compensation expense	559	1,870
Amortization of premiums on short term-investments	—	(10)
Change in operating assets and liabilities:
Accounts receivable and other current assets	(167)	121
Other assets	—	189
Accounts payable and accrued liabilities	(1,461)	(897)
Cease-use liability	(1,145)	(2,007)
Other liabilities	45	(299)

Net cash used in operating activities	(12,188)	(14,390)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	—	(12,945)
Sales/maturities of investments	5,580	10,240
Deposits and restricted cash	(2)	5
Proceeds from sales of property and equipment	146	312
Purchases of property and equipment, net	—	(24)

Net cash provided by (used in) investing activities	5,724	(2,412)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	21,359	—

Net cash provided by financing activities	21,359	—

Net increase (decrease) in cash and cash equivalents	14,895	(16,802)
Cash and cash equivalents at beginning of the period	37,329	68,467

Cash and cash equivalents at end of the period	$52,224	$51,665

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.

2. ORGANIZATION AND SUMMARY OF BUSINESS

Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia and other neurological and endocrine-related diseases and disorders. The Company currently has eight programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations with pharmaceutical companies for two of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. ASU 2010-06 also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, ASU 2010-06 clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. The Company has provided the additional required disclosures effective January 1, 2010.

4. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

5. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company also has investments classified as trading securities (See Note 6).

Investments consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Certificates of deposit	$1,200	$3,360
Auction rate securities, available-for-sale, long-term (Note 6)	2,988	6,411
Auction rate securities, trading (Note 6)	11,569	11,569
Auction rate security rights, trading (Note 6)	1,206	1,206

Ending balance	$16,963	$22,546

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2010
Certificates of deposit	$1,199	$1	$—	$1,200
Auction rate securities	2,167	821	—	2,988

Total available-for-sale securities	$3,366	$822	$—	$4,188

December 31, 2009
Certificates of deposit	$3,360	$1	$(1)	$3,360
Auction rate securities	5,031	1,380	—	6,411

Total available-for-sale securities	$8,391	$1,381	$(1)	$9,771

(1)	Unrealized gains and losses are included in other comprehensive income.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity are presented below (in thousands):

	Maturing in less than 12 months		Maturing in more than 12 Months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
March 31, 2010
Certificates of deposit	$1,199	$1,200	$—	$—
Auction rate securities classified as available-for-sale	—	—	2,167	2,988

Total available-for-sale securities	$1,199	$1,200	$2,167	$2,988

December 31, 2009
Certificates of deposit	$3,360	$3,360	$—	$—
Auction rate securities classified as available-for-sale	—	—	5,031	6,411

Total available-for-sale securities	$3,360	$3,360	$5,031	$6,411

The following table presents certain information related to sales and maturities of investments (in thousands):

	Three Months Ended March 31,
	2010	2009
Proceeds from sales/maturities of available-for-sale securities	$5,580	$10,240
Gross realized gains on sales of available-for-sale securities	555	—
Gross realized losses on sales of available-for-sale securities	—	—
Gains reclassified out of accumulated other comprehensive loss into earnings	609	25
Losses reclassified out of accumulated other comprehensive loss into earnings	—	—
Gains (losses) included in earnings from transfers of securities from available-for-sale to trading	—	—
Unrealized gains recognized during the period in accumulated other comprehensive income	51	15
Unrealized losses recognized during the period in accumulated other comprehensive income	—	—

At March 31, 2010, there were no investments in an unrealized loss position. The following table presents information about investments in an unrealized loss position at December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2009
Certificates of deposit	$1,439	$(1)	$—	$—	$1,439	$(1)

Total	$1,439	$(1)	$—	$—	$1,439	$(1)

6. AUCTION RATE SECURITIES

The Company’s investments at March 31, 2010 included (at par value) $16.1 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

The valuation of the Company’s auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis. The significant assumptions of this valuation model were discount margins ranging from 152 to 295 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 5 to 7 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have reduced the carrying value in long-term investments for these auction rate securities at March 31, 2010 by $1.5 million to $14.6 million.

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

The Company elected to measure the ARS Rights under the fair value option of ASC 825-10, Financial Instruments (ASC 825-10), to mitigate volatility in reported earnings due to their linkage to the auction rate securities. The ARS Rights were valued in a similar fashion to the auction rate securities as described above. Simultaneously, due to the ARS Rights granted by UBS, the Company made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities in the fourth quarter of 2008. Trading securities are carried at fair value with unrealized gains and losses reported in other income and expense in the consolidated statement of operations. The Company anticipates that any future changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under ASC 825-10 until the earlier of their maturity or exercise. The Company valued these ARS Rights at $1.2 million at March 31, 2010.

During the three months ended March 31, 2010, the Company sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million (which approximated the carrying value on the Company’s December 31, 2009 balance sheet). As part of this sale, the Company recognized a one-time gain on sale of approximately $0.5 million on the Company’s statement of operations for the three months ended March 31, 2010.

The remaining auction rate security that is not maintained by UBS continues to be treated as an available-for-sale investment. This auction rate security has a par value of $3.3 million and was carried on the Company’s balance sheet at an estimated fair value of $3.0 million at March 31, 2010. Approximately $0.7 million of the original balance of this auction rate security has been redeemed thus far, at par, by the issuer.

Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by two years for the auction rate securities and related ARS Rights yielded a net increase in the valuation of these investments of $0.2 million. Other factors that may impact the valuation of the Company’s auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2010:
Money market funds	$58.5	$58.5	$—	$—
Certificates of deposit (1)	1.2	1.2	—	—
Auction rate securities (Note 6)	14.6	—	—	14.6
ARS Rights (Note 6)	1.2	—	—	1.2

Total	$75.5	$59.7	$—	$15.8

December 31, 2009:
Money market funds	$43.4	$43.4	$—	$—
Certificates of deposit (1)	3.3	3.3	—	—
Auction rate securities (Note 6)	18.0	—	—	18.0
ARS Rights (Note 6)	1.2	—	—	1.2

Total	$65.9	$46.7	$—	$19.2

(1)	Securities are classified as available-for-sale.

Activity for assets measured at fair value during the three month period ended March 31, 2010 using significant unobservable inputs (Level 3) is presented in the table below (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance as of December 31, 2009	$19.2
Transfers into Level 3	—
Sales	(3.1)
Settlements, at par	(0.3)
Total unrealized gains reclassified from other comprehensive income	(0.6)
Total realized gains included in investment income	0.6

Ending balance	$15.8

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

9. SHARE-BASED COMPENSATION

The Company’s net loss for the three months ended March 31, 2010 and 2009 included $0.6 million and $1.9 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of March 31, 2010, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $0.4 million and $1.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 0.8 and 0.9 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended March 31,
	2010	2009
General and administrative	$0.3	$0.9
Research and development	$0.3	$1.0

There were no stock option exercises for the three months ended March 31, 2010 or 2009. The Company issued approximately 0.4 million shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2010.

Stock Option Assumptions

The exercise price of all options granted during the three month period ended March 31, 2010 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. There were no equity awards granted during the three months ended March 31, 2009. The following weighted-average assumptions were used for option grants during the three months ended March 31, 2010:

Three Months Ended March 31,
2010
Risk-free interest rate	2.29%
Expected volatility of common stock	84.71%
Dividend yield	0.0%
Expected option term	5.35 years

The Company estimates forfeiture rates for stock options and RSUs based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In March 2010, the Company completed a public offering of common stock in which the Company sold approximately 10.5 million shares of its common stock at an offering price of $2.20 per share. The net proceeds, after underwriting discounts and commissions and offering costs, generated from this transaction were approximately $21.4 million.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. As of March 31, 2010, the Company had not issued any shares under the CEFF.

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

The changes to the accrued liability for the first three months of 2010 are as follows (in thousands):

Three Months Ended March 31, 2010
Accrual balance as of January 1, 2010	$250
Payments	(250)
Adjustments	—

Accrual balance as of March 31, 2010	$—

12. REAL ESTATE

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109.0 million. Concurrent with the sale the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back, for an initial term of 12 years, its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company entered into a first lease amendment (First Lease Amendment) in December 2008 and a second lease amendment (Second Lease Amendment) in September 2009 (collectively, Amendments). The Lease has been characterized as an operating lease for financial reporting purposes.

In accordance with ASC 840-40, Sale-Leaseback Transactions, and ASC 360-20, Real Estate Sales, the Company initially deferred the gain on the sale of its facility and associated real property due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, which represented the gross proceeds from the real estate sale. The First Lease Amendment terminated the repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the Lease. The Company recognized $0.7 million of the deferred gain in both of the three-month periods ended March 31, 2010 and 2009 and will continue to recognize the balance of the deferred gain over the remaining term of the Lease.

Under the terms of the Lease and the Amendments, the Company pays base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance, etc. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.3 million with the same bank. The Company has the right to extend the Lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the vacant lot included in the real property sold by the Company. The terms of the Lease also require that the Company maintains $50.0 million in cash and investments at all times, or increase the security deposit by $5.0 million.

In December 2008, the Company entered into the First Lease Amendment which provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and establishes a mechanism for the Company to terminate its use of the Front Building. The Company continues to occupy the Rear Building.

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

As a result of signing the First Lease Amendment and physically vacating the Front Building, the Company triggered a cease-use date for the Front Building and has estimated lease termination costs in accordance with ASC 420-10, Exit or Disposal Cost Obligations,. Estimated lease termination costs for the Front Building under the First Lease Amendment included the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the Lease net of estimated sublease rental income. During the fourth quarter of 2008, the Company recorded an expense of $15.7 million for the net present value of these estimated lease termination costs, of which $0.3 million was paid in 2008. During 2009, the Company increased the liability by $6.0 million in response to the declining economic conditions in San Diego by extending the expected period to lease the Front Building.

In September 2009, the Company and DMH entered into the Second Lease Amendment. The Second Lease Amendment obligated the Company to vacate the Front Building and make an immediate payment of $4.0 million to DMH as an initial release fee, which was paid in October 2009. The Company continues to occupy the entire Rear Building. Upon payment of the initial release fee, the Company was released from its obligations with respect to the Front Building, except with respect to 1) certain indemnity obligations for events prior to the payment of the initial release fee, 2) certain operating expenses for the Front Building in accordance with the terms of the Lease through July 2011, and 3) 50% of tenant improvement costs between $65 and $100 per square foot in connection with initial leases between DMH and other third parties for space in the Front Building. As of December 31, 2009, the Company had completely satisfied its obligation with respect to payment of tenant improvement costs. Pursuant to the Second Lease Amendment, the Company is also obligated to pay DMH an amount equivalent to the rent on the Front Building through July 2011 and then approximately $44,000 per month beginning in August 2011 through December 2019 as a rent differential payment for the Front Building, which such rent differential amounts may be prepaid by the Company in its sole discretion. Should the Company be in monetary default under the Lease beyond the normal cure periods and prior to repaying the entire rent differential balance, the rent differential payment will double.

The changes to the accrued liability for lease termination costs since initial recognition are as follows (in millions):

Initial cease-use expense recognized for lease termination cost	$15.7
Cash payments for lease termination costs during the period	(0.3)

Accrued lease termination costs at December 31, 2008	$15.4
Lease termination costs incurred during the period	6.0
Cash payments for lease termination costs during the period	(9.9)

Accrued lease termination costs at December 31, 2009	$11.5
Lease termination costs net present value accretion during period	0.1
Cash payments for lease termination costs during the period	(1.1)

Accrued lease termination costs at March 31, 2010	$10.5

13. LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260-20, Earnings Per Share (ASC 260-20). Under the provisions of ASC 260-20, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities were less than 0.1 million for the three months ended March 31, 2010 and 0.2 million for the three months ended March 31, 2009.

14. COMPREHENSIVE LOSS

Comprehensive loss is calculated in accordance with ASC 220-10, Comprehensive Income (ASC 220-10). ASC 220-10 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on available-for-sale investments. For the three months ended March 31, 2010 and 2009, comprehensive loss was $9.2 million and $19.5 million, respectively.

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

17. INCOME TAXES

The Company adopted the provisions of ASC 740-10, Income Taxes (ASC 740-10) on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of ASC 740-10, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the Company’s balance sheet as of March 31, 2010 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 and at March 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the first three months of 2010.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

At January 1, 2010, the Company had net deferred tax assets of $61.4 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date. The Company has not completed an update of its Section 382 analysis subsequent to January 31, 2007. Until this analysis has been updated, the Company has removed the deferred tax assets for net operating losses of $253.7 million and research and development credits of $42.0 million generated through 2009 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

18. SUBSEQUENT EVENTS

The Company evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2009 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of March 31, 2010, we had an accumulated deficit of $762.9 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in a collaboration for two of our programs.

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

We grant stock options to purchase our common stock to our employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of ASC 718-10, Compensation-Stock Compensation (ASC 718-10). Share-based compensation expense recognized under ASC 718-10 for each of the three months ended March 31, 2010 and 2009 was $0.6 million and $1.9 million, respectively.

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

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Revenues were $0.8 million for the first quarter of 2010 compared with $0.7 million for the respective period last year. During the first quarter of both 2010 and 2009, we recognized $0.7 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP) from amortization of up-front licensing fees.

Research and development expenses decreased to $7.6 million for the first quarter of 2010 compared with $10.8 million for the respective period in 2009. Laboratory costs decreased by $0.5 million in the first quarter of 2010 compared to the same period in 2009 and depreciation expense decreased by $0.5 million in the first quarter of 2010 compared to the same period in 2009. Research and development personnel expenses decreased by $2.7 million in the first quarter of 2010 compared with the first quarter of 2009, primarily as a result of our restructuring program in the second quarter of 2009. External development costs increased by $0.3 million in the first quarter of 2010 compared to the same period last year, primarily due to our elagolix program.

General and administrative expenses were $3.2 million for the first quarter of 2010 compared with $4.2 million during the same period last year. This decrease in general and administrative expenses is primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts.

Other income and expense changed from a loss of $0.5 million during the first quarter of 2009 to $1.5 million of income for the first quarter of 2010. The $2.0 million increase resulted primarily from a $1.5 million loss from an other-than-temporary impairment recognized on auction rate securities in the first quarter of 2009 and a $0.6 million realized gain on the sale/redemption of auction rate securities in the first quarter of 2010.

Net loss for the first quarter of 2010 was $8.6 million, or $0.19 per share, compared to $19.7 million, or $0.51 per share, for the same period in 2009. This decrease in net loss was primarily due to our restructuring program implemented during the second quarter of 2009 and expense management efforts during the first quarter of 2010, coupled with activities in our investment portfolio as discussed above.

To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in our of quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the three months ended March 31, 2010 and 2009.

We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, our cash, cash equivalents, and investments totaled $69.2 million compared with $59.9 million at December 31, 2009. The increase in cash and investment balances at March 31, 2010 resulted primarily from the net proceeds from our public offering of common stock of approximately $21.4 million, offset by operating losses.

Our investments at March 31, 2010 included (at par value) $16.1 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

The valuation of our auction rate securities investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities were estimated utilizing a discounted cash flow analysis. The significant assumptions of this valuation model were discount margins ranging from 152 to 295 basis points which are based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 5 to 7 years. Other items this analysis considers are the collateralization underlying the security investments, the creditworthiness of the counterparty, and the timing of expected future cash flows. These securities were also compared, when possible, to other observable market data with similar characteristics as the securities held by us. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models of the individual securities, we have reduced the carrying value in long-term investments for these auction rate securities at March 31, 2010 by $1.5 million to $14.6 million.

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

We have elected to participate in the ARS Rights program for all of our outstanding auction rate securities maintained by UBS. We have $12.8 million (at par value) of auction rate securities that are maintained by UBS. Under the terms of the ARS Rights offer, our applicable exercise period begins on June 30, 2010 and ends July 2, 2012. Additionally, we are eligible for a loan of up to 75% of the market value of the auction rate securities, should a loan be needed. It is our intention to sell the auction rate securities and ARS Rights to UBS on June 30, 2010.

We elected to measure the ARS Rights under the fair value option of ASC 825-10, Financial Instruments (ASC 825-10), to mitigate volatility in reported earnings due to their linkage to the auction rate securities. Simultaneously, due to the ARS Rights granted by UBS, we made a one-time election to transfer the related auction rate security holdings from available-for-sale securities to trading securities. We anticipate that any changes in the fair value of the ARS Rights will be offset by the changes in the fair value of the related auction rate securities with no material net impact to the consolidated statement of operations. The ARS Rights will continue to be measured at fair value under ASC 825-10 until the earlier of their maturity or exercise. At March 31, 2010, we valued these ARS Rights at $1.2 million.

During the three months ended March 31, 2010, we sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million (which approximated the carrying value on our December 31, 2009 balance sheet). As part of this sale we recognized a one-time gain on sale of approximately $0.5 million in our statement of operations for the three months ended March 31, 2010.

Our remaining auction rate security that is not maintained by UBS continues to be treated as an available-for-sale investment. This auction rate security has a par value of $3.3 million. At March 31, 2010, we valued this auction rate security at $3.0 million. Approximately $0.7 million of the original balance of this auction rate security has been redeemed thus far, at par, by the issuer.

Changes to estimates and assumptions used in estimating the fair value of the auction rate securities and related ARS Rights may provide materially different values. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate securities and related ARS Rights would yield a net increase in the valuation of these investments of $0.2 million. Other factors that may impact the valuation of our auction rate securities and related ARS Rights include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

At present, in the event we need to access the funds that are in an illiquid state, we may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, we could be required to hold them to maturity. We do not currently anticipate a need to access these funds for operational purposes in 2010, nor the outstanding auction rate securities with UBS prior to June 30, 2010, the beginning of the ARS Rights exercise period. We will continue to monitor and evaluate these investments on an ongoing basis for impairment.

Net cash used in operating activities during the first three months of 2010 was $12.2 million compared with $14.4 million during the same period last year. Net loss for the first three months of 2010 was $8.6 million compared to $19.7 million for the same period in 2009. This decrease in net loss was primarily due to our restructuring program implemented during the second quarter of 2009 and expense management efforts during the first quarter of 2010.

Net cash provided by (used in) investing activities during the first three months of 2010 was $5.7 million compared to $(2.4) million for the first three months of 2009. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first three months of 2010 was $21.4 million due to the net proceeds received on our public offering of common stock. No cash was utilized in or provided by financing activities during the first three months of 2009.

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

Under the terms of the Lease and the Amendments, we pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance, etc. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on our behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.3 million with the same bank. We have the right to extend the Lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the vacant lot included in the real property sold by us. The terms of the Lease also require that we maintain $50.0 million in cash and investments at all times, or increase our security deposit by $5.0 million.

In December 2008, we entered into the First Lease Amendment which provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and establishes a mechanism for us to terminate our use of the Front Building. We continue to occupy the Rear Building.

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

In September 2009, we and DMH entered into the Second Lease Amendment. The Second Lease Amendment obligated us to vacate the Front Building and make an immediate payment of $4.0 million to DMH as an initial release fee, which was paid in October 2009. We continue to occupy the entire Rear Building. Upon payment of the initial release fee, we were released from our obligations with respect to the Front Building, except with respect to 1) certain indemnity obligations for events prior to the payment of the initial release fee, 2) certain operating expenses for the Front Building in accordance with the terms of the Lease through July 2011, and 3) 50% of tenant improvement costs between $65 and $100 per square foot in connection with initial leases between DMH and other third parties for space in the Front Building. As of December 31, 2009, we had completely satisfied our obligation with respect to payment of tenant improvement costs. Pursuant to the Second Lease Amendment, we are also obligated to pay DMH an amount equivalent to the rent on the Front Building through July 2011 and then approximately $44,000 per month beginning in August 2011 through December 2019 as a rent differential payment for the Front Building, which such rent differential amounts may be prepaid by us at our sole discretion. Should we be in monetary default under the Lease beyond the normal cure periods and prior to repaying the entire rent differential balance, the rent differential payment will double.

In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of March 31, 2010, we had not issued any shares under the CEFF.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on March 31, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.

NEW ACCOUNTING PRONONCEMENTS

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. ASU 2010-06 also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, ASU 2010-06 clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. We have provided the additional required disclosures effective January 1, 2010.

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

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•	the product candidate may not prove to be effective or as effective as other competing product candidates;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the U.S. Food and Drug Administration (FDA) may require use of new or experimental endpoints that may prove insensitive to treatment effects;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to an additional $117 million, and we have a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) covering the potential sale of shares of our common stock for up to $75 million in gross proceeds. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings, including funds raised under the CEFF, will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

•

drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration, and other agencies to ensure strict compliance with good manufacturing practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

*Conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of auction rate securities, FDIC-insured certificates of deposit, and money market securities. As of March 31, 2010, our investments included (at par value) $16.1 million of auction rate securities issued by student loan providers. All of these auction rate securities have experienced failed auctions due to lack of liquidity at the time their interest rates were to reset. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. As a result, certain of these types of securities are not fully liquid and we could be required to hold them until they are redeemed by the issuer, a future auction for these securities is successful, another secondary market evolves for these securities, or they mature. In the event we need to access the funds that are in an illiquid state, we may not be able to do so without a potential loss of principal. As of March 31, 2010, the carrying value of all auction rate securities had been reduced by $1.5 million, from $16.1 million to $14.6 million, reflecting an estimated change in fair market value due primarily to a lack of liquidity. If the credit ratings of the security issuers deteriorate or if uncertainties in these markets continue and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge, which could negatively affect our financial condition, cash flow and reported earnings.

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

*Health care reform measures could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States, comprehensive health care reform legislation was recently enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on managed care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect the recently enacted Federal healthcare reform legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

3.6	Certificate of Amendment of Bylaws (5)

4.1	Form of Common Stock Certificate (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
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

Dated: April 29, 2010	/s/ Timothy P. Coughlin
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)