Form 10-Q
period 2010-06-30
NEUROCRINE BIOSCIENCES INC
filed 2010-07-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 54,842,198 as of July 23, 2010.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

(unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$95,120	$37,329
Short-term investments	36,268	16,135
Accounts receivable	11,280	—
Other current assets	1,093	1,923

Total current assets	143,761	55,387
Property and equipment, net	2,085	2,695
Long-term investments	2,869	6,411
Restricted cash	6,329	6,325

Total assets	$155,044	$70,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640	$2,188
Accrued liabilities	7,172	6,240
Current portion of deferred revenues	36,951	2,941
Current portion of cease-use liability	4,450	4,289
Current portion of deferred gain on sale of real estate	2,910	2,867
Other liabilities	—	1,436

Total current liabilities	52,123	19,961
Deferred revenues	55,637	8,757
Deferred gain on sale of real estate	28,527	29,999
Deferred rent	1,252	906
Cease-use liability	5,093	7,241

Total liabilities	142,632	66,864
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 54,841,032 as of June 30, 2010 and 43,991,565 as of December 31, 2009	55	44
Additional paid-in capital	779,755	757,002
Accumulated other comprehensive income	691	1,209
Accumulated deficit	(768,089)	(754,301)

Total stockholders’ equity	12,412	3,954

Total liabilities and stockholders’ equity	$155,044	$70,818

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except loss per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Sponsored research and development	$1,286	$3	$1,309	$20
License fees and milestones	3,357	730	4,087	1,460

Total revenues	4,643	733	5,396	1,480
Operating expenses:
Research and development	7,283	10,808	14,859	21,656
General and administrative	3,116	4,827	6,315	9,022
Cease use expense	134	941	281	5,769

Total operating expenses	10,533	16,576	21,455	36,447

Loss from operations	(5,890)	(15,843)	(16,059)	(34,967)
Other income:
Gain on sale/disposal of assets	53	21	168	162
Deferred gain on real estate	715	694	1,430	1,389
Investment income and (expense), net	(65)	(345)	614	(1,798)
Other income, net	35	193	59	269

Total other income	738	563	2,271	22

Net loss	$(5,152)	$(15,280)	$(13,788)	$(34,945)

Net loss per common share:
Basic and diluted	$(0.09)	$(0.39)	$(0.27)	$(0.90)

Shares used in the calculation of net loss per common share:
Basic and diluted	54,836	39,046	50,750	38,858

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,788)	$(34,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	788	1,850
Gain on sale of assets	(168)	(162)
Fair value adjustment for auction rate security rights	1,206	407
Loss on sale of investments	186	1,064
Fair value adjustment for auction rate securities	(1,206)	812
Realized gain on sale of auction rate securities	(591)	—
Cease-use expense	281	5,769
Deferred gain on sale of real estate	(1,429)	(1,389)
Deferred revenues	(4,110)	(1,475)
Deferred rent	346	646
Share-based compensation expense	1,402	2,911
Amortization of premiums on short term-investments	198	(3)
Change in operating assets and liabilities:
Proceeds from sale of trading securities	3,675	—
Accounts receivable and other current assets	(465)	(67)
Other assets	—	1,999
Accounts payable and accrued liabilities	(616)	(648)
Upfront licensing fees	75,000	—
Cease-use liability	(2,268)	(3,002)
Other liabilities	(1,436)	(1,788)

Net cash provided by (used in) operating activities	57,005	(28,021)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(26,722)	(15,346)
Sales/maturities of investments	6,160	13,200
Deposits and restricted cash	(4)	(5)
Proceeds from sales of property and equipment	207	345
Purchases of property and equipment, net	(217)	(25)

Net cash used in investing activities	(20,576)	(1,831)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	21,362	—

Net cash provided by financing activities	21,362	—

Net increase (decrease) in cash and cash equivalents	57,791	(29,852)
Cash and cash equivalents at beginning of the period	37,329	68,467

Cash and cash equivalents at end of the period	$95,120	$38,615

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2009 and the three months ended March 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, respectively, filed with the SEC. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

The terms “Company” and “Neurocrine” are used in this report to refer collectively to Neurocrine Biosciences, Inc. and its subsidiaries.

2. ORGANIZATION AND SUMMARY OF BUSINESS

Neurocrine Biosciences, Inc. discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia and other neurological and endocrine-related diseases and disorders. The Company currently has eight programs in various stages of research and development, including six programs in clinical development. While the Company independently develops many of its own product candidates, Neurocrine is in collaborations with pharmaceutical companies for four of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition (Topic 605), Milestone Method of Revenue Recognition (ASU 2010-17). This guidance defines milestones and the method for recognizing revenue upon achievement of a milestone event. This guidance is not required and is not the only acceptable method of revenue recognition. This guidance is effective for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010 and will not have a material impact on the Company’s results of operations.

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

Investments consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Certificates of deposit	$720	$3,360
Commercial paper	7,480	—
Corporate bonds	18,968	—
Auction rate securities, available-for-sale, long-term (Note 6)	2,869	6,411
Auction rate securities, trading (Note 6)	9,100	11,569
Auction rate security rights, trading (Note 6)	—	1,206

Ending balance	$39,137	$22,546

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2010
Certificates of deposit	$720	$—	$—	$720
Commercial paper	7,489	—	(9)	7,480
Corporate bonds	19,034	—	(66)	18,968
Auction rate securities	2,102	767	—	2,869

Total available-for-sale securities	$29,345	$767	$(75)	$30,037

December 31, 2009
Certificates of deposit	$3,360	$1	$(1)	$3,360
Auction rate securities	5,031	1,380	—	6,411

Total available-for-sale securities	$8,391	$1,381	$(1)	$9,771

(1)	Unrealized gains and losses are included in other comprehensive income.

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity are presented below (in thousands):

	Maturing in less than 12 months		Maturing in more than 12 Months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
June 30, 2010
Certificates of deposit	$720	$720	$—	$—
Commercial paper	7,489	7,480	—	—
Corporate bonds	19,034	18,968	—	—
Auction rate securities classified as available-for-sale	—	—	2,102	2,869

Total available-for-sale securities	$27,243	$27,168	$2,102	$2,869

December 31, 2009
Certificates of deposit	$3,360	$3,360	$—	$—
Auction rate securities classified as available-for-sale	—	—	5,031	6,411

Total available-for-sale securities	$3,360	$3,360	$5,031	$6,411

The following table presents certain information related to sales and maturities of investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Proceeds from sales/maturities of available-for-sale securities	$580	$10,000	$6,160	$13,200
Gross realized gains on sales of available-for-sale securities	35	—	591	—
Gross realized losses on sales of available-for-sale securities	—	—	—	—
Gains reclassified out of accumulated other comprehensive income into earnings	25	—	543	—
Unrealized gains recognized during the period in accumulated other comprehensive income	—	1,420	22	1,423
Unrealized losses recognized during the period in accumulated other comprehensive income	106	22	168	36

The following table presents information about investments in an unrealized loss position at June 30, 2010 and December 31, 2009 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2010
Commercial paper	$7,480	$(9)	$—	$—	$7,480	$(9)
Corporate bonds	18,968	(66)	—	—	18,968	(66)

Total	$26,448	$(75)	$—	$—	$26,448	$(75)
December 31, 2009
Certificates of deposit	$1,439	$(1)	$—	$—	$1,439	$(1)

Total	$1,439	$(1)	$—	$—	$1,439	$(1)

6. AUCTION RATE SECURITIES

The Company’s investments at June 30, 2010 included (at par value) $12.3 million of auction rate securities. At June 30, 2010, $9.1 million (at par value) of these securities were carried as short-term investments and $3.2 million (at par value) of these securities were carried as long-term investments. All of the Company’s auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not the Company’s intent to hold these securities until their stated maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

On July 1, 2010, the Company received $9.1 million (par value) related to the remaining auction rate securities maintained at UBS AG (UBS). Accordingly, these investments were classified as short-term investments and carried at par value on the Company’s June 30, 2010 condensed consolidated balance sheet.

During the three months ended March 31, 2010, the Company sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million. As part of this sale, the Company recognized a one-time gain on sale of approximately $0.5 million on the Company’s statement of operations.

The Company has one remaining auction rate security that is carried as a long-term investment on the Company’s condensed consolidated balance sheet and continues to be treated as an available-for-sale investment. This auction rate security has a par value of $3.2 million and was carried on the Company’s balance sheet at an estimated fair value of $2.9 million at June 30, 2010. Approximately $0.8 million of the original balance of this auction rate security has been redeemed thus far, at par, by the issuer. The fair value of this auction rate security is estimated utilizing a discounted cash flow analysis. The significant assumptions of this valuation model are a discount margin of 256 basis points which is based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 6.5 years. Other items this analysis considers are the collateralization underlying the security investment, the creditworthiness of the counterparty, and the timing of expected future cash flows. This security was also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company. Although this auction rate security continues to pay interest according to its stated term, based on valuation model, the Company has reduced the par value for this auction rate security at June 30, 2010 by $0.3 million to $2.9 million.

        Changes to estimates and assumptions used in estimating the fair value of this auction rate security may provide a materially different value. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by two years for the auction rate security yielded a net increase in the valuation of this investment of $0.1 million. Other factors that may impact the valuation of the Company’s auction rate security include changes to credit ratings of the security as well as to the underlying assets supporting the security, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

At present, in the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without the possible loss of principal, until a future auction for this investment is successful, another secondary market evolves for this security, until it is redeemed by the issuer or it matures. If the Company is unable to sell this security in the market or it is not redeemed, it could be required to hold the security to maturity. The Company will continue to monitor and evaluate this investment on an ongoing basis for impairment.

7. FAIR VALUE MEASUREMENTS

The Company follows Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures (ASC 820-10) which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets measured at fair value are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2010:
Money market funds	$93.6	$93.6	$—	$—
Certificates of deposit (1)	0.7	0.7	—	—
Commercial paper (1)	10.7	10.7	—	—
Corporate bonds (1)	19.0	19.0	—	—
Auction rate securities (Note 6)	12.0	—	—	12.0

Total	$136.0	$124.0	$—	$12.0

December 31, 2009:
Money market funds	$43.4	$43.4	$—	$—
Certificates of deposit (1)	3.3	3.3	—	—
Auction rate securities (Note 6)	18.0	—	—	18.0
ARS Rights (Note 6)	1.2	—	—	1.2

Total	$65.9	$46.7	$—	$19.2

(1)	Securities are classified as available-for-sale.

Activity for assets measured at fair value during the six month period ended June 30, 2010 using significant unobservable inputs (Level 3) is presented in the table below (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance as of December 31, 2009	$19.2
Transfers into Level 3	—
Sales	(3.1)
Settlements and redemptions, at par	(4.1)
Total unrealized gains reclassified from other comprehensive income	(0.6)
Total realized gains included in investment income	0.6

Ending balance	$12.0

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

9. SHARE-BASED COMPENSATION

The Company’s net loss for the three months ended June 30, 2010 and 2009 included $0.8 million and $1.0 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The Company’s net loss for the six months ended June 30, 2010 and 2009 included $1.4 million and $2.9 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of June 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $3.5 million and $1.0 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.2 and 0.7 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
General and administrative	$0.4	$0.7	$0.7	$1.6
Research and development	$0.4	$0.3	$0.7	$1.3

The company issued approximately 1,000 shares of common stock upon the exercise of stock options during the six months ended June 30, 2010. There were no stock option exercises for the six months ended June 30, 2009. The Company issued approximately 0.4 million and 0.5 million shares of common stock pursuant to the vesting of RSUs during the six months ended June 30, 2010 and June 30, 2009, respectively.

Stock Option Assumptions

The exercise price of all options granted during the six month period ended June 30, 2010 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. There were approximately 0.1 million stock options granted during the six months ended June 30, 2009. During the six months ended June 30, 2010, the Company issued stock option grants covering approximately 2.0 million shares of common stock. The following weighted-average assumptions were used for the option grants during the six months ended June 30, 2010:

Six Months Ended June 30, 2010
Risk-free interest rate	2.25%
Expected volatility of common stock	90.04%
Dividend yield	0.0%
Expected option term	4.6 years

The Company estimates forfeiture rates for stock options and RSUs based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

10. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In March 2010, the Company completed a public offering of common stock in which the Company sold approximately 10.5 million shares of its common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. As of June 30, 2010, the Company had not issued any shares under the CEFF.

11. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

In June 2010, the Company announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation gonadtropin-releasing hormone (GnRH) antagonists (collectively “GnRH Compounds”) for women’s and men’s health. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of 10 years or the life of the related patent rights. Abbott may terminate the collaboration at its discretion upon 180-days written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. As of June 30, 2010, the Company had recorded revenues of $2.4 million in amortization of up-front license fees and $1.2 million in sponsored development. In addition, at June 30, 2010 the Company had $72.6 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Also in June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, the Company and Boehringer Ingelheim will work jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company will receive a $10 million upfront payment, research funding to support discovery efforts and is eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and all product rights would revert to the Company. As of June 30, 2010, the Company had recorded revenues of $0.2 million in amortization of up-front license fees and $0.1 million in sponsored research. At June 30, 2010, the Company had $9.8 million of deferred license fees that will be amortized over the remaining term of the collaborative research period of the agreement.

12. REAL ESTATE

          In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109.0 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back, for an initial term of 12 years, its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company entered into a first lease amendment (First Lease Amendment) in December 2008 and a second lease amendment (Second Lease Amendment) in September 2009 (collectively, Amendments). The Lease has been characterized as an operating lease for financial reporting purposes.

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

As a result of signing the First Lease Amendment and physically vacating the Front Building, the Company triggered a cease-use date for the Front Building and has estimated lease termination costs in accordance with ASC 420-10, Exit or Disposal Cost Obligations. Estimated lease termination costs for the Front Building under the First Lease Amendment included the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the Lease net of estimated sublease rental income. During the fourth quarter of 2008, the Company recorded an expense of $15.7 million for the net present value of these estimated lease termination costs, of which $0.3 million was paid in 2008. During 2009, the Company increased the liability by $6.0 million in response to the declining economic conditions in San Diego by extending the expected period to lease the Front Building.

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

The changes to the accrued liability for lease termination costs since initial recognition are as follows (in millions):

Initial cease-use expense recognized for lease termination cost	$15.7
Cash payments for lease termination costs during the period	(0.3)

Accrued lease termination costs at December 31, 2008	$15.4
Lease termination costs incurred during the period	6.0
Cash payments for lease termination costs during the period	(9.9)

Accrued lease termination costs at December 31, 2009	$11.5
Lease termination costs net present value accretion during period	0.3
Cash payments for lease termination costs during the period	(2.3)

Accrued lease termination costs at June 30, 2010	$9.5

13. LOSS PER COMMON SHARE

The Company computes net loss per share in accordance with ASC 260-20, Earnings Per Share (ASC 260-20). Under the provisions of ASC 260-20, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities were less than 0.1 million for the three month periods ended June 30, 2010 and 2009, respectively. Potentially dilutive securities were less than 0.1 million for the six month periods ended June 30, 2010 and 2009, respectively.

14. COMPREHENSIVE LOSS

Comprehensive loss is calculated in accordance with ASC 220-10, Comprehensive Income (ASC 220-10). ASC 220-10 requires the disclosure of all components of comprehensive loss, including net loss and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive loss consist of the net loss and unrealized gains and losses on available-for-sale investments. For the three months ended June 30, 2010 and 2009, comprehensive loss was $5.2 million and $12.8 million, respectively. For the six months ended June 30, 2010 and 2009, comprehensive loss was $14.3 million and $32.3 million, respectively.

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

17. INCOME TAXES

The Company adopted the provisions of ASC 740-10, Income Taxes (ASC 740-10) on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of ASC 740-10, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the Company’s balance sheet as of June 30, 2010 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 and at June 30, 2010, and has not recognized interest and/or penalties in the statement of operations for the first six months of 2010.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2009 and the three months ended March 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of June 30, 2010, we had an accumulated deficit of $768 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in collaborations for four of our programs.

         In June 2010, we announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively “GnRH Compounds”) for women’s and men’s health. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of 10 years or the life of the related patent rights. Abbott may terminate the collaboration at its discretion upon 180-days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. As of June 30, 2010, we had recorded revenues of $2.4 million in amortization of up-front license fees and $1.2 million in sponsored development. In addition, at June 30, 2010 we had $72.6 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Also in June 2010, we announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we will work jointly with Boehringer Ingelheim to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We will receive a $10 million upfront payment, research funding to support discovery efforts and are eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. We will be entitled to a percentage of any future worldwide sales of GPR 119 agonists. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of June 30, 2010, we had recorded revenues of $0.2 million in license fees and $0.1 million in sponsored research. At June 30, 2010 we had $9.8 million of deferred license fees that will be amortized over the collaborative research period.

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

         We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock

Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of ASC 718-10, Compensation-Stock Compensation (ASC 718-10). Share-based compensation expense recognized under ASC 718-10 for each of the three months ended June 30, 2010 and 2009 was $0.8 million and $1.0 million, respectively. Share-based compensation expense recognized under ASC 718-10 for each of the six months ended June 30, 2010 and 2009 was $1.4 million and $2.9 million, respectively.

Stock option awards and RSUs generally vest over a three year period and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized under ASC 718-10, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.

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

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues for the second quarter of 2010 were $4.6 million, compared to $0.7 million for the same period in 2009. The increase in revenue is due to our recently executed collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH and GPR119 programs, respectively. During the second quarter of 2010 we recognized revenue of $2.6 million from amortization of up-front license fees and $1.3 million resulting from sponsored development reimbursement under these two agreements. During the second quarter of both 2010 and 2009, we recognized $0.7 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP) from amortization of up-front licensing fees.

Research and development expenses decreased to $7.3 million for the second quarter of 2010 compared with $10.8 million for the respective period in 2009. Laboratory costs decreased by $0.4 million in the second quarter of 2010 compared to the same period in 2009 and depreciation expense decreased by $0.4 million in the second quarter of 2010 compared to the same period in 2009. Research and development personnel expenses decreased by $2.8 million in the second quarter of 2010 compared with the second quarter of 2009, primarily as a result of our restructuring program in the second quarter of 2009.

General and administrative expenses were $3.1 million for the second quarter of 2010 compared with $4.8 million during the same period in 2009. This decrease in general and administrative expenses is primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts.

Net loss for the second quarter of 2010 was $5.2 million, or $0.09 per share, compared to $15.3 million, or $0.39 per share, for the same period in 2009. This decrease in net loss was a result of the revenue recognized under our recently executed collaboration agreements with Abbott and Boehringer Ingelheim, our restructuring program implemented during the second quarter of 2009 and expense management efforts during the second quarter of 2010.

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues for the six months ended June 30, 2010 were $5.4 million, compared with $1.5 million for the same period in 2009. The increase in revenue is due to our recently executed collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH and GPR119 programs, respectively. During the first half of 2010 we recognized revenue of $2.6 million from amortization of up-front license fees and $1.3 million resulting from sponsored development reimbursement under these two collaboration agreements. During both six month periods ended June 30, 2010 and 2009, we recognized $1.5 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.

         Research and development expenses decreased to $14.9 million for the first half of 2010 compared with $21.7 million for the same period in 2009. Research and development personnel expenses decreased by $5.4 million in the first half of 2010 compared to the first half of 2009, primarily as a result of our restructuring program in the second quarter of 2009. Additionally, laboratory costs decreased by $1.2 million in the first half of 2010 compared to the same period in 2009. External development costs increased by $0.4 million to $4.8 million in the first half of 2010 compared to $4.4 million for the same period in 2009. Depreciation expense decreased by $0.9 million in the first half of 2010 compared to the same period in 2009.

General and administrative expenses were $6.3 million for the six months ended June 30, 2010 compared with $9.0 million during the same period in 2009. This decrease in general and administrative expenses is primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts.

During the six months ended June 30, 2009, we recognized additional cease-use expense under ASC 420-10, Exit or Disposal Cost Obligations, of $5.8 million due to an estimated increase in construction costs, and a change in assumptions on the timing of tenant occupancy and rental rates for our corporate headquarters located at 12780 El Camino Real. See Note 12, “Real Estate” to the accompanying financial statements.

Other income (expense) was $22,000 during the first six months of 2009 compared to $2.3 million for the first six months of 2010. This increase in income resulted primarily from a $1.5 million loss from an other-than-temporary impairment recognized on auction rate securities in the first quarter of 2009, coupled with a $0.6 million realized gain on the sale/redemption of auction rate securities in the first half of 2010.

Net loss for the first half of 2010 was $13.8 million, or $0.27 per share, compared to $34.9 million, or $0.90 per share, for the same period in 2009. This decrease in net loss was a result of the revenue recognized under the above mentioned collaboration agreements, our restructuring program implemented during the second quarter of 2009 and expense management efforts during the first half of 2010.

To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in our quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations, including grant revenue, accounted for 100% of our revenue for the three and six months ended June 30, 2010 and 2009.

We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, our cash, cash equivalents, and investments totaled $134.3 million compared with $59.9 million at December 31, 2009. The increase in cash and investment balances at June 30, 2010 resulted primarily from our recently executed collaboration agreement with Abbott for our GnRH program which included a $75.0 million upfront payment. In addition, our public offering of common stock in March 2010 resulted in net proceeds of approximately $21.4 million. These influxes of capital have been offset by operating losses of $13.8 million in the first half of 2010.

Our investments at June 30, 2010 included (at par value) $12.3 million of auction rate securities, At June 30, 2010, $9.1 million (at par value) of these securities were carried as short-term investments and $3.2 million (at par value) of these securities were carried as long-term investments. All of our auction rate securities are secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). All of these securities continue to pay interest according to their stated terms (generally 120 basis points over the ninety-one day United States Treasury bill rate) with interest rates resetting every 7 to 28 days. While it is not our intent to hold these securities until their stated maturity dates, these investments are scheduled to ultimately mature between 2030 and 2047.

On July 1, 2010, we sold $9.1 million of auction rate securities to UBS AG (UBS) at par value. Accordingly, these investments were classified as short-term investments and carried at par value on our June 30, 2010 condensed consolidated balance sheet. No gain or loss will be recognized on the sale of these investments on our condensed consolidated statement of operations, during 2010.

During the three months ended March 31, 2010, we sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million. As part of this sale, we recognized a one-time gain on sale of approximately $0.5 million on our statement of operations.

We have one remaining auction rate security that is carried as a long-term investment on our condensed consolidated balance sheet and continues to be treated as an available-for-sale investment. This auction rate security has a par value of $3.2 million and was carried on our balance sheet at an estimated fair value of $2.9 million at June 30, 2010. Approximately $0.8 million of the original balance of this auction rate security has been redeemed thus far, at par, by the issuer. The fair value of this auction rate security is estimated utilizing a discounted cash flow analysis. The significant assumptions of this valuation model are a discount margin of 256 basis points which is based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 6.5 years. Other items this analysis considers are the collateralization underlying the security investment, the creditworthiness of the counterparty, and the timing of expected future cash flows. This security was also compared, when possible, to other observable market data with similar characteristics as the securities held by us. Although this auction rate security continues to pay interest according to its stated term, based on valuation model, we have reduced the carrying value in long-term investments for this auction rate security at June 30, 2010 by $0.3 million to $2.9 million.

Changes to estimates and assumptions used in estimating the fair value of this auction rate security may provide a materially different value. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by two years for the auction rate security yielded a net increase in the valuation of this investment of $0.1 million. Other factors that may impact the valuation of our auction rate security include changes to credit ratings of the security as well as to the underlying assets supporting the security, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

At present, in the event we need to access the funds that are in an illiquid state, it may not be able to do so without the possible loss of principal, until a future auction for this investment is successful; another secondary market evolves for this security, until it is redeemed by the issuer or matures. If we are unable to sell this security in the market or it is not redeemed, it could be required to hold the security to maturity. We will continue to monitor and evaluate this investment on an ongoing basis for impairment.

Net cash provided by (used in) operating activities during the first six months of 2010 was $57.0 million compared with $(28.0) million during the same period in 2009. The $85.0 million change in cash provided by operating activities is primarily due to $75.0 million in upfront payments from Abbott related to our partnering of our GnRH program. Net loss for the first six months of 2010 was $13.8 million compared to $34.9 million for the same period in 2009. This decrease in net loss was primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts during the first half of 2010.

Net cash used in investing activities during the first six months of 2010 was $20.6 million compared to $1.8 million for the first six months of 2009. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first six months of 2010 was $21.4 million due to the net proceeds received on our public offering of common stock. No cash was utilized in or provided by financing activities during the first six months of 2009.

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

In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of June 30, 2010, we had not issued any shares under the CEFF.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on June 30, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition (Topic 605), Milestone Method of Revenue Recognition (ASU 2010-17). This guidance defines milestones and the method for recognizing revenue upon achievement of a milestone event. This guidance is not required and is not the only acceptable method of revenue recognition. This guidance is effective for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010 and will not have a material impact on our results of operations.

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

For example, if the modified wording of the non-menstrual pain and dysmenorrhea daily scales used in our elagolix Daisy PETAL Study (901 study) is not accepted by the FDA as the appropriate endpoint for elagolix Phase III clinical trials, additional Phase II trials will be necessary and the development of elagolix will be delayed or otherwise adversely affected. Similarly, there is uncertainty regarding future development of indiplon as described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

*We depend on continuing our current collaborations and developing additional collaborations to develop and commercialize our product candidates.

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaboration agreements with Abbott, Boehringer Ingelheim, GlaxoSmithKline and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our recently executed collaboration agreements with Abbott and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

•	selecting compounds for subsequent development as drug candidates;

•	conducting preclinical studies and clinical trials and obtaining required regulatory approvals for these drug candidates; and

•	manufacturing and commercializing any resulting drugs.

Because we expect to continue to rely heavily on our current corporate collaborators and to enter into new collaborations in the future, the development and commercialization of our programs would be substantially delayed, and our ability to receive future funding would be substantially impaired if one or more of our current or future collaborators:

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $2.00 per share to approximately $6.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions;

•	developments in patent or other proprietary rights;

•	developments related to the FDA approval process for indiplon;

•	future sales of our common stock by existing stockholders (and Kingsbridge, if we elect to draw down under our CEFF with Kingsbridge);

•	comments by securities analysts;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States, comprehensive health care reform legislation was enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect the recently enacted Federal healthcare reform legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Certificate of Amendment of Bylaws (3)

3.5	Certificate of Amendment of Bylaws (4)

3.6	Certificate of Amendment of Bylaws (5)

4.1	Form of Common Stock Certificate (1)

10.1**	Collaboration and License Agreement dated June 16, 2010 by and between Boehringer Ingelheim International GmbH and the Company

10.2**	Collaboration Agreement dated June 15, 2010 by and between Abbott International Luxembourg S.a r.l and the Company

22.1	Submission of Matters to a Vote of Security Holders (6)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 27, 2010
**	Confidential treatment has been requested for to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2010	/s/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)