Form 10-Q
period 2010-09-30
NEUROCRINE BIOSCIENCES INC
filed 2010-10-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 54,862,463 as of October 25, 2010.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for share information)

(unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$77,330	$37,329
Short-term investments	47,641	16,135
Accounts receivable	5,219	—
Other current assets	1,402	1,923

Total current assets	131,592	55,387
Property and equipment, net	1,827	2,695
Long-term investments	10,181	6,411
Restricted cash	6,333	6,325

Total assets	$149,933	$70,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$912	$2,188
Accrued liabilities	8,334	6,240
Current portion of deferred revenues	36,960	2,941
Current portion of cease-use liability	4,047	4,289
Current portion of deferred gain on sale of real estate	2,931	2,867
Other liabilities	—	1,436

Total current liabilities	53,184	19,961
Deferred revenues	46,400	8,757
Deferred gain on sale of real estate	27,790	29,999
Deferred rent	1,425	906
Cease-use liability	4,487	7,241

Total liabilities	133,286	66,864
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 54,849,697 as of September 30, 2010 and 43,991,565 as of December 31, 2009	55	44
Additional paid-in capital	780,652	757,002
Accumulated other comprehensive income	696	1,209
Accumulated deficit	(764,756)	(754,301)

Total stockholders’ equity	16,647	3,954

Total liabilities and stockholders’ equity	$149,933	$70,818

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except loss per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Sponsored research and development	$5,210	$3	$6,519	$23
License fees and milestones	9,238	730	13,325	2,190

Total revenues	14,448	733	19,844	2,213
Operating expenses:
Research and development	8,227	7,401	23,086	29,057
General and administrative	3,635	2,966	9,950	11,988
Cease use expense	120	89	401	5,858

Total operating expenses	11,982	10,456	33,437	46,903

Income (loss) from operations	2,466	(9,723)	(13,593)	(44,690)
Other income:
Gain on sale/disposal of assets	34	571	202	733
Deferred gain on real estate	715	694	2,145	2,084
Investment income and (expense), net	118	161	732	(1,637)
Other income, net	—	120	59	388

Total other income	867	1,546	3,138	1,568

Net income (loss)	$3,333	$(8,177)	$(10,455)	$(43,122)

Net income (loss) per common share:
Basic	$0.06	$(0.21)	$(0.20)	$(1.11)
Diluted	$0.06	$(0.21)	$(0.20)	$(1.11)

Shares used in the calculation of net income (loss) per common share:
Basic	54,844	39,096	52,130	38,938
Diluted	55,648	39,096	52,130	38,938

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,455)	$(43,122)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,132	2,609
Gain on sale of assets	(203)	(732)
Fair value adjustment for trading auction rate security rights	1,206	665
Loss on sale of investments	186	1,073
Fair value adjustment trading for auction rate securities	(1,206)	482
Realized gain on sale of auction rate securities	(626)	—
Cease-use expense	401	5,858
Deferred gain on sale of real estate	(2,145)	(2,084)
Deferred revenues	(13,338)	(2,197)
Deferred rent	519	596
Share-based compensation expense	2,277	4,610
Amortization of premiums on short term-investments	451	(3)
Change in operating assets and liabilities:
Proceeds from sale of trading securities	12,775	—
Accounts receivable and other current assets	(4,713)	(122)
Other assets	—	1,993
Accounts payable and accrued liabilities	818	(3,133)
Upfront licensing fees	85,000	—
Cease-use liability	(3,397)	(3,979)
Other liabilities	(1,436)	(1,636)

Net cash provided by (used in) operating activities	67,246	(39,122)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(58,592)	(16,065)
Sales/maturities of investments	10,032	21,030
Deposits and restricted cash	(8)	87
Proceeds from sales of property and equipment	242	954
Purchases of property and equipment, net	(303)	(35)

Net cash (used in) provided by investing activities	(48,629)	5,971
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	21,384	—

Net cash provided by financing activities	21,384	—

Net increase (decrease) in cash and cash equivalents	40,001	(33,151)
Cash and cash equivalents at beginning of the period	37,329	68,467

Cash and cash equivalents at end of the period	$77,330	$35,316

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

The condensed consolidated financial statements included herein are unaudited. These statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown in this report are not necessarily indicative of results expected for the full year. These financial statements should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and the financial statements and notes thereto for the year ended December 31, 2009 and the three and six months ended March 31 and June 30, 2010, respectively, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Company’s Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2010, respectively, filed with the SEC.

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

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition (Topic 605), Milestone Method of Revenue Recognition (ASU 2010-17) and Accounting Standards Codficiation (ASC) Subtopic 605-28, Revenue Recognition – Milestone Method (ASC 605-28), which covers research and development milestone recognition. This guidance is not required and does not represent the only acceptable method of revenue recognition. This guidance is effective for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010 and will not have a material impact on the Company’s results of operations as it is consistent with the Company’s historical practice of milestone revenue recognition.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. ASU 2010-06 also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, ASU 2010-06 clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. The Company has provided the additional required disclosures effective January 1, 2010.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4. USE OF ESTIMATES

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

5. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Investments consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Certificates of deposit	$958	$3,360
Commercial paper	26,116	—
Corporate bonds	25,470	—
U.S. Federal agency notes/bonds	2,500	—
Auction rate securities, available-for-sale, long-term (Note 6)	2,778	6,411
Auction rate securities, trading (Note 6)	—	11,569
Auction rate security rights, trading (Note 6)	—	1,206

Ending balance	$57,822	$22,546

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2010
Certificates of deposit	$960	$—	$(2)	$958
Commercial paper	26,150	—	(34)	26,116
Corporate bonds	25,479	4	(13)	25,470
U.S. Federal agency notes/bonds	2,500	—	—	2,500
Auction rate securities	2,037	741	—	2,778

Total available-for-sale securities	$57,126	$745	$(49)	$57,822

December 31, 2009
Certificates of deposit	$3,360	$1	$(1)	$3,360
Auction rate securities	5,031	1,380	—	6,411

Total available-for-sale securities	$8,391	$1,381	$(1)	$9,771

(1)	Unrealized gains and losses are included in other comprehensive income.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity are presented below (in thousands):

	Maturing in less than 12 months		Maturing in more than 12 Months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
September 30, 2010
Certificates of deposit	$720	$718	$240	$240
Commercial paper	26,150	26,116	—	—
U.S. Federal agency notes/bonds	—	—	2,500	2,500
Corporate bonds	20,811	20,807	4,668	4,663
Auction rate securities classified as available-for-sale	—	—	2,037	2,778

Total available-for-sale securities	$47,681	$47,641	$9,445	$10,181

December 31, 2009
Certificates of deposit	$3,360	$3,360	$—	$—
Auction rate securities classified as available-for-sale	—	—	5,031	6,411

Total available-for-sale securities	$3,360	$3,360	$5,031	$6,411

The following table presents certain information related to sales and maturities of investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Proceeds from sales/maturities of available-for-sale securities	$3,872	$7,830	$10,032	$21,030
Gross realized gains on sales of available-for-sale securities	35	53	626	53
Gross realized losses on sales of available-for-sale securities	—	—	—	—
Gains reclassified out of accumulated other comprehensive income into earnings	24	24	566	24
Unrealized gains recognized during the period in accumulated other comprehensive income	73	73	24	1,485
Unrealized losses recognized during the period in accumulated other comprehensive income	(45)	(1)	(141)	(26)

The following table presents information about investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2010
Certificates of deposit	$958	$(2)	$—	$—	$958	$(2)
Commercial paper	26,116	(34)	—	—	26,116	(34)
Corporate bonds	20,850	(13)	—	—	20,850	(13)

Total	$47,924	$(49)	$—	$—	$47,924	$(49)
December 31, 2009
Certificates of deposit	$1,439	$(1)	$—	$—	$1,439	$(1)

Total	$1,439	$(1)	$—	$—	$1,439	$(1)

6. AUCTION RATE SECURITIES

The Company’s investments at September 30, 2010 included an auction rate security which had a par value of $3.1 million. This auction rate security was treated as an available-for-sale security and carried as a long-term investment on the Company’s condensed consolidated balance sheet with an estimated fair value of $2.8 million at September 30, 2010.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

This auction rate security is secured by student loans, which are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loans). This security continues to pay interest according to its stated terms with interest rates resetting every 28 days. While it is not the Company’s intent to hold this security until its stated maturity date, this investment is scheduled to ultimately mature in 2045.

During the three months ended March 31, 2010, the Company sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million. As part of this sale, the Company recognized a one-time gain on sale of approximately $0.5 million in the Company’s condensed consolidated statement of operations.

During the first half of 2010, the Company sold approximately $3.7 million of auction rate securities, at par, to UBS AG (UBS). On July 1, 2010, the Company received $9.1 million (par value) related to the remaining auction rate securities maintained at UBS.

The Company has one remaining auction rate security that is carried as a long-term investment on the Company’s condensed consolidated balance sheet and continues to be treated as an available-for-sale investment. This auction rate security has a par value of $3.1 million and is carried on the Company’s condensed consolidated balance sheet at an estimated fair value of $2.8 million at September 30, 2010. Approximately $0.9 million of the original balance of this auction rate security has been redeemed thus far, at par, by the issuer. The fair value of this auction rate security is estimated utilizing a discounted cash flow analysis. The significant assumptions of this valuation model are a discount margin of 263 basis points which is based on industry recognized student loan sector indices, an additional liquidity discount of 150 basis points and an estimated term to liquidity of 6.25 years. Other items this analysis considers are the collateralization underlying the security investment, the creditworthiness of the counterparty, and the timing of expected future cash flows. This security was also compared, when possible, to other observable market data with similar characteristics as the securities held by the Company. Although this auction rate security continues to pay interest according to its stated term, based on a valuation model, the Company has reduced the par value for this auction rate security at September 30, 2010 by $0.3 million to $2.8 million.

Changes to estimates and assumptions used in estimating the fair value of this auction rate security may provide a materially different value. In addition, actual market exchanges, if any, may occur at materially different amounts. For example, a reduction of the expected term to redemption assumption by approximately two years for the auction rate security yielded a net increase in the valuation of this investment of $0.1 million. Other factors that may impact the valuation of the Company’s auction rate security include changes to credit ratings of the security as well as to the underlying assets supporting the security, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Assets measured at fair value are classified below based on the three fair value hierarchy tiers described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2010:
Money market funds	$83.6	$83.6	$—	$—
Certificates of deposit (1)	0.9	—	0.9	—
Commercial paper (1)	26.1	—	26.1	—
U.S. Federal agency notes/bonds (1)	2.5	—	2.5	—
Corporate bonds (1)	25.5	—	25.5	—
Auction rate securities (Note 6)	2.8	—	—	2.8

Total	$141.4	$83.6	$55.0	$2.8

December 31, 2009:
Money market funds	$43.4	$43.4	$—	$—
Certificates of deposit (1)	3.3	—	3.3	—
Auction rate securities (Note 6)	18.0	—	—	18.0
ARS Rights (Note 6)	1.2	—	—	1.2

Total	$65.9	$43.4	$3.3	$19.2

(1)	Securities are classified as available-for-sale.

Activity for assets measured at fair value during the nine month period ended September 30, 2010 using significant unobservable inputs (Level 3) is presented in the table below (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning balance as of December 31, 2009	$19.2
Transfers into Level 3	—
Sales, settlements and redemptions	(16.4)
Total unrealized gains reclassified from other comprehensive income	(0.6)
Total realized gains included in investment income	0.6

Ending balance	$2.8

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

9. SHARE-BASED COMPENSATION

The Company’s net income (loss) for the three months ended September 30, 2010 and 2009 included $0.9 million and $1.7 million, respectively, of compensation expense related to the Company’s share-based compensation awards. The Company’s net loss for the nine months ended September 30, 2010 and 2009 included $2.3 million and $4.6 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of September 30, 2010,

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $3.0 million and $0.6 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.1 and 0.4 years, respectively. The compensation expense related to the Company’s share-based compensation arrangements is recorded as components of general and administrative expense and research and development expense. The following is a summary of the components of the Company’s compensation expense related to share-based compensation (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
General and administrative	$0.5	$1.0	$1.2	$2.5
Research and development	$0.4	$0.7	$1.1	$2.1

During the nine months ended September 30, 2010, stock options for approximately 10,000 shares of the Company’s common stock were exercised. The cash received by the Company from stock option exercises during the nine months ended September 30, 2010 was approximately $25,000. There were no stock option exercises for the nine months ended September 30, 2009. The Company issued approximately 0.4 million and 0.6 million shares of common stock pursuant to the vesting of RSUs during the nine months ended September 30, 2010 and September 30, 2009, respectively.

Stock Option Assumptions

The exercise price of all options granted during the nine month periods ended September 30, 2010 and 2009 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option valuation model. There were no equity awards granted during the three months ended September 30, 2009. The following weighted-average assumptions were used for the option grants during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.41%	—	2.24%	2.34%
Expected volatility of common stock	93.07%	—	90.05%	83.26%
Dividend yield	0.0%	—	0.0%	0.0%
Expected option term	4.5 years	—	4.6 years	5.35 years

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

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. As of September 30, 2010, the Company had not issued any shares under the CEFF.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

11. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

In June 2010, the Company announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation gonadtropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company received funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, and reimbursement of up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of 10 years or the life of the related patent rights. Abbott may terminate the collaboration at its discretion upon 180-days written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. As of September 30, 2010, the Company had recorded revenues of $9.7 million in amortization of up-front license fees and $6.0 million in sponsored development. In addition, at September 30, 2010 the Company had $65.3 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Also in June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, the Company and Boehringer Ingelheim will work jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, is currently receiving research funding to support discovery efforts and is eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and all product rights would revert to the Company. As of September 30, 2010, the Company had recorded revenues of $1.5 million in amortization of up-front license fees and $0.4 million in sponsored research. At September 30, 2010, the Company had $8.5 million of deferred license fees that will be amortized over the collaborative research period of the agreement.

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

In accordance with ASC 840-40, Sale-Leaseback Transactions, and ASC 360-20, Real Estate Sales, the Company initially deferred the gain on the sale of its facility and associated real property due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, which represented the gross proceeds from the real estate sale. The First Lease Amendment terminated the repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the Lease. The Company has recognized approximately $0.7 million per

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

quarter of deferred gain in 2009 and 2010, and has recognized $2.1 million of the deferred gain in both of the nine-month periods ended September 30, 2010 and 2009. The Company will continue to recognize the balance of the deferred gain over the remaining term of the Lease.

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

The changes to the accrued liability for lease termination costs since initial recognition are as follows (in millions):

Initial cease-use expense recognized for lease termination cost	$15.7
Cash payments for lease termination costs during the period	(0.3)

Accrued lease termination costs at December 31, 2008	$15.4
Lease termination costs incurred during the period	6.0
Cash payments for lease termination costs during the period	(9.9)

Accrued lease termination costs at December 31, 2009	$11.5
Lease termination costs net present value accretion during period	0.4
Cash payments for lease termination costs during the period	(3.4)

Accrued lease termination costs at September 30, 2010	$8.5

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

13. EARNINGS (LOSS) PER COMMON SHARE

The Company computes net income (loss) per share in accordance with ASC 260-20, Earnings Per Share (ASC 260-20). Under the provisions of ASC 260-20, basic net loss per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities were less than 0.1 million for the three months ended September 30, 2009 and for the nine month periods ended September 30, 2010 and 2009. For the third quarter of 2010, the Company realized net income of $3.3 million. This resulted in the addition of 804,000 of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for the three months ended September 30, 2010.

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is calculated in accordance with ASC 220-10, Comprehensive Income (ASC 220-10). ASC 220-10 requires the disclosure of all components of comprehensive income (loss), including net income (loss) and changes in equity during a period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive income (loss) consist of the net income (loss) and unrealized gains and losses on available-for-sale investments. For the three months ended September 30, 2010 and 2009, comprehensive income (loss) was $3.3 million and $(8.0) million, respectively. For the nine months ended September 30, 2010 and 2009, comprehensive loss was $11.0 million and $40.3 million, respectively.

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

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

16. INCOME TAXES

The Company adopted the provisions of ASC 740-10, Income Taxes (ASC 740-10) on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of ASC 740-10, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the Company’s balance sheet as of September 30, 2010 that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2009 and at September 30, 2010, and has not recognized interest and/or penalties in the statement of operations for the first nine months of 2010.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

At January 1, 2010, the Company had net deferred tax assets of $61.4 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through January 31, 2007, it is possible that an ownership change occurred subsequent to that date. The Company is in the process of completing an update of its Section 382 analysis subsequent to January 31, 2007. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $253.7 million and research and development credits of $42.0 million generated through 2009 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Due to the existence of the full valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2009 and the three and six months ended March 31 and June 30, 2010, respectively, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the three and six months ended March 31 and June 30, 2010, respectively.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, anxiety, depression, pain, diabetes, irritable bowel syndrome, insomnia and other neurological and endocrine related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of September 30, 2010, we had an accumulated deficit of $764.8 million and expect to incur operating losses in the near future, which may be greater than losses in prior years. We currently have eight programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we are in collaborations for four of our programs.

In June 2010, we announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. We receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, and reimbursement of up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of 10 years or the life of the related patent rights. Abbott may terminate the collaboration at its discretion upon 180-days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. As of September 30, 2010, we had recorded revenues of $9.7 million in amortization of up-front license fees and $6.0 million in sponsored development. In addition, at September 30, 2010 we had $65.3 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Also in June 2010, we announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we will work jointly with Boehringer Ingelheim to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, are receiving research funding to support discovery efforts and are eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. We will be entitled to a percentage of any future worldwide sales of GPR 119 agonists. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us. As of September 30, 2010, we had recorded revenues of $1.5 million in license fees and $0.4 million in sponsored research. At September 30, 2010 we had $8.5 million of deferred license fees that will be amortized over the collaborative research period.

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

We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of ASC 718-10, Compensation-Stock Compensation (ASC 718-10). Share-based compensation expense recognized under ASC 718-10 for each of the three months ended September 30, 2010 and 2009 was $0.9 million and $1.7 million, respectively. Share-based compensation expense recognized under ASC 718-10 for each of the nine months ended September 30, 2010 and 2009 was $2.3 million and $4.6 million, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues for the third quarter of 2010 were $14.4 million, compared to $0.7 million for the same period in 2009. The increase in revenue is due to our recently executed collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH and GPR119 programs, respectively. During the third quarter of 2010 we recognized revenue of $8.5 million from amortization of up-front license fees and $5.2 million resulting from sponsored development reimbursement under these two agreements. During the third quarters of both 2010 and 2009, we recognized $0.7 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd (DSP) from amortization of up-front licensing fees.

Research and development expenses increased to $8.2 million for the third quarter of 2010 compared with $7.4 million for the respective period in 2009. Research and development personnel expenses increased by $1.4 million in the third quarter of 2010 compared with the third quarter of 2009, primarily as a result of a one time company-wide bonus which resulted in approximately $0.7 million in expense during the third quarter of 2010. Development costs decreased by $0.2 million in the third quarter of 2010 compared to the same period in 2009 due to the timing of preclinical and clinical trials and depreciation expense decreased by $0.4 million in the third quarter of 2010 compared to the same period in 2009.

General and administrative expenses were $3.6 million for the third quarter of 2010 compared with $3.0 million during the same period in 2009. This increase in general and administrative expenses is primarily due to a one time company-wide bonus which resulted in approximately $0.5 million in expense during the third quarter of 2010.

Net income (loss) for the third quarter of 2010 was $3.3 million, or $0.06 per share, compared to $(8.2) million, or $(0.21) per share, for the same period in 2009. This increase in net earnings was primarily a result of the revenue recognized under our recently executed collaboration agreements with Abbott and Boehringer Ingelheim.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues for the nine months ended September 30, 2010 were $19.8 million, compared with $2.2 million for the same period in 2009. The increase in revenue is due to our recently executed collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH and GPR119 programs, respectively. During the first nine months of 2010 we recognized revenue of $11.1 million from amortization of up-front license fees and $6.5 million resulting from sponsored development reimbursement under these two collaboration agreements. During both nine month periods ended September 30, 2010 and 2009, we recognized $2.2 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.

Research and development expenses decreased to $23.1 million for the first nine months of 2010 compared with $29.1 million for the same period in 2009. Research and development personnel expenses decreased by $4.0 million in the first nine months of 2010 compared to the first nine months of 2009, primarily as a result of our restructuring program in the second quarter of 2009. Additionally, laboratory costs decreased by $0.7 million in the first nine months of 2010 compared to the same period in 2009 due to expense management efforts. Depreciation expense decreased by $1.3 million in the first nine months of 2010 compared to the same period in 2009.

General and administrative expenses were $10.0 million for the nine months ended September 30, 2010 compared with $12.0 million during the same period in 2009. This decrease in general and administrative expenses is primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts.

During the nine months ended September 30, 2009, we recognized additional cease-use expense under ASC 420-10, Exit or Disposal Cost Obligations, of $5.9 million due to an estimated increase in construction costs, and a change in assumptions on the timing of tenant occupancy and rental rates for our corporate headquarters located at 12780 El Camino Real. See Note 12, “Real Estate” to the accompanying financial statements.

Other income was $1.6 million during the first nine months of 2009 compared to $3.1 million for the first nine months of 2010. This increase in income resulted primarily from a $1.5 million loss from an other-than-temporary impairment recognized on auction rate securities in the first quarter of 2009.

Net loss for the first nine months of 2010 was $10.5 million, or $0.20 per share, compared to $43.1 million, or $1.11 per share, for the same period in 2009. This decrease in net loss was a result of the revenue recognized under the above mentioned collaboration agreements, our restructuring program implemented during the second quarter of 2009 and expense management efforts during the first nine months of 2010.

To date, our revenues have been derived primarily from funded research and development, achievements of milestones under corporate collaborations, and licensing of product candidates. The nature and amount of these revenues from period to period may lead to substantial fluctuations in our quarterly revenues and earnings. Accordingly, results and earnings for one period are not predictive of future periods. Collaborations accounted for 100% of our revenue for the three and nine months ended September 30, 2010 and 2009.

We expect to incur operating losses for the foreseeable future because of the expenses we expect to incur related to progressing programs through our pipeline.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, our cash, cash equivalents, and investments totaled $135.2 million compared with $59.9 million at December 31, 2009. The increase in cash and investment balances at September 30, 2010 resulted primarily from our recently executed collaboration agreements with Abbott for our GnRH program and Boehringer Ingelheim for our GPR119 program which included upfront payments of $75.0 million and $10.0 million, respectively. In addition, our public offering of common stock in March 2010 resulted in net proceeds of approximately $21.4 million. These influxes of capital have been offset by operating losses of $10.5 million in the first nine months of 2010.

Net cash provided by (used in) operating activities during the first nine months of 2010 was $67.2 million compared with $(39.1) million during the same period in 2009. The $106.3 million change in cash provided by operating activities is primarily due to upfront payments from Abbott and Boehringer Ingelheim related to our partnering of our GnRH and GPR119 programs of $75.0 million and $10.0 million, respectively. Net loss for the first nine months of 2010 was $10.5 million compared to $43.1 million for the same period in 2009. This decrease in net loss was primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts during the first nine months of 2010.

Net cash (used in) provided by investing activities during the first nine months of 2010 was $(48.6) million compared to $6.0 million for the first nine months of 2009. The fluctuation in net cash provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first nine months of 2010 was $21.4 million due to the net proceeds received on our public offering of common stock. No cash was utilized in or provided by financing activities during the first nine months of 2009.

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

In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of September 30, 2010, we had not issued any shares under the CEFF.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum initial average maturity of our investments does not exceed 24 months. If a 10% change in interest rates had occurred on September 30, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market interest rate risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition (Topic 605), Milestone Method of Revenue Recognition (ASU 2010-17) and Accounting Standards Codficiation (ASC) Subtopic 605-28, Revenue Recognition – Milestone Method (ASC 605-28), which covers research and development milestone recognition. This guidance is not required and does not represent the only acceptable method of revenue recognition. This guidance is effective for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010 and will not have a material impact on our results of operations as it is consistent with our historical practice of milestone revenue recognition.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, Securities and Exchange Commission (SEC) filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This guidance requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. ASU 2010-06 also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, ASU 2010-06 clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. We have provided the additional required disclosures effective January 1, 2010.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our GnRH program, if the modified wording of the non-menstrual pain and dysmenorrhea daily scales used in our elagolix Daisy PETAL Study (901 study) is not accepted by the FDA as the appropriate endpoint for elagolix Phase III clinical trials, additional Phase II trials will be necessary and the development of elagolix will be delayed or otherwise adversely affected. Similarly, while academic collaborative clinical trials are ongoing to evaluate the effects of our lead Corticotropin Releasing Factor (CRF1) receptor GSK561679 in Post Traumatic Stress Disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing GSK561679 in patients experiencing a major depressive episode revealed no benefit of GSK561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

*We have a history of losses and expect to incur losses and negative operating cash flows for the near future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $51.0 million and $88.6 million for the years ended December 31, 2009 and 2008, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $754.3 million as of December 31, 2009. Despite having net income of $3.3 million for the quarter ended September 30, 2010, we do not expect to be profitable for the year ending December 31, 2010 or for the foreseeable future.

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

We also expect to experience negative cash flow for the near future as we fund our operating losses, in-licensing or acquisition opportunities, and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow on an annual basis. We may not be able to generate these revenues, and we may never achieve profitability on an annual basis in the future. Our failure to achieve or maintain profitability on an annual basis could negatively impact the market price of our common stock. Even if we become profitable on an annual basis, we cannot assure you that we would be able to sustain or increase profitability on an annual basis.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $2.00 per share to approximately $9.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by existing stockholders (and Kingsbridge, if we elect to draw down under our CEFF with Kingsbridge);

•	comments by securities analysts;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products that could limit our product revenues and delay sustained profitability.

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

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Report on Form 8-K, listed above, have a Commission File number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2010	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)