Form 10-K
period 2010-12-31
NEUROCRINE BIOSCIENCES INC
filed 2011-02-10
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010 totaled approximately $265,426,118 based on the closing price for the registrant’s Common Stock on that day as reported by the Nasdaq Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2010. The identification of 10% or greater stockholders as of June 30, 2010 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2010. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 1, 2011, there were 54,887,088 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part III of this report

III

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

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development, those currently in research, and those subject to regulatory review, and is followed by detailed descriptions of each program:

Program	Target Indication(s)	Status	Commercial Rights
Products in clinical development:
Elagolix	Endometriosis	Phase II	Abbott/Neurocrine
Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)	Movement Disorders	Phase II	Neurocrine

CRF2 Peptide Agonist – urocortin 2	Cardiovascular	Phase II	Neurocrine
CRF1 Antagonist (561679)	Stress-related Disorders	Phase II	GlaxoSmithKline/ Neurocrine

CRF1 Antagonist (586529)	Mood Disorders	Phase I	GlaxoSmithKline/ Neurocrine

Elagolix	Uterine Fibroids Men’s and Women’s Health	Phase I	Abbott/Neurocrine

Research programs:
G Protein-Coupled Receptor 119 (GPR119)	Type II Diabetes	Research	Boehringer Ingelheim/Neurocrine

VMAT2	Schizophrenia	Research	Neurocrine

GnRH Antagonists	Men’s and Women’s Health, Oncology	Research	Abbott/Neurocrine
Antiepileptic Drugs	Epilepsy, Essential Tremor, Pain	Research	Neurocrine
G Protein-Coupled Receptors	Other Conditions	Research	Neurocrine

Product subject to regulatory review:
Indiplon	Insomnia	FDA has deemed Approvable	Neurocrine/Dainippon Sumitomo Pharma Co.

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

Products In Clinical Development

Elagolix – Gonadotropin-Releasing Hormone (GnRH) Antagonist

GnRH is a peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists, after initial stimulation, reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis and uterine fibroids. Several companies have developed peptide GnRH agonists on this principle, such as Lupron® and Zoladex®. However, since they are peptides, they must be injected via a depot formulation rather than the preferred oral route of administration. In addition, GnRH agonists can take up to several weeks to exert their desired effect once the initial stimulation has occurred, a factor not seen with the use of GnRH antagonists. More importantly, until the desired effects are maximal, GnRH agonists have shown a tendency to exacerbate the condition via a hormonal flare. The ultimate profound suppression effect observed with GnRH agonists is similar to that seen after menopause and can be associated with hot flashes and the loss of bone mineral density.

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

Endometriosis. Endometriosis is associated with a multitude of symptoms, some of the most common of which include pain related both to menstruation (dysmenorrhea) and sexual intercourse (dyspareunia) as well as chronic pelvic pain throughout the menstrual cycle, infertility, and menorrhagia, among many others. The wide range of symptoms associated with endometriosis serves to complicate and delay diagnosis due to the significant overlap of symptoms with the disease profiles of other conditions. The World Endometriosis Research Foundation estimates that there are over 170 million women worldwide who suffer from endometriosis. Datamonitor (2009) estimates that there are approximately 7.5 million women in the United States who suffer from the symptoms of endometriosis. We believe that the availability of an oral treatment, lacking the side effect profile of the currently available peptide GnRH agonists, may be a desirable alternative to current pharmaceutical therapies and ultimately encourage a significantly higher treatment rate.

During 2008, we completed the first Phase IIb study of elagolix (603 study) in which 252 patients, with a laparoscopic diagnosis of endometriosis, were treated over the initial 6-month period. This multi-center, randomized, double-blind, double-dummy study consisted of three treatment groups, elagolix 150mg once a day, elagolix 75mg twice daily, and an active control, DMPA-SC. The primary purpose of this study was to assess the impact of six months of treatment of elagolix on bone mineral density as measured by a dual energy x-ray absorptiometry (DXA) scan at the conclusion of treatment and at six and 12 months post treatment. This study also assessed, as secondary endpoints, the impact of treatment on endometriosis symptoms as measured by Composite Pelvic Signs and Symptoms Scale (CPSSS), a monthly recall scale that measures dysmenorrhea, non-menstrual pelvic pain, dyspareunia, pelvic tenderness and induration (all elements of endometriosis pain). Top-line results showed that elagolix met the primary endpoint by having minimal impact on bone mineral density at the conclusion of treatment. This study also showed that elagolix had both a statistical and clinically meaningful reduction in endometriosis symptoms as measured by CPSSS with an 86% responder rate in the 150mg once daily elagolix arm of the study. Additionally, elagolix was shown to be non-inferior to DMPA-SC under the CPSSS. Patient follow up both six and 12 months post treatment showed elagolix did not result in a significant reduction in bone mineral density as measured by DXA, with a mean time of return to ovulation of 24 days for elagolix subjects.

Toward the conclusion of the 603 study, the U.S. Food and Drug Administration (FDA) requested that the endpoints for dysmenorrhea and non-menstrual pelvic pain be assessed on a daily basis rather than utilizing the CPSSS monthly recall scale. In addition, the FDA also provided modified wording to assess the dysmenorrhea and non-menstrual pelvic pain scores on a daily basis. Given these new independent co-primary endpoints, we conducted two additional Phase IIb trials of elagolix to evaluate these modified endpoints as proposed by the FDA, to fully explore the elagolix dose range utilizing both 150mg and 250mg doses. These two trials were designed to assess elagolix for an initial three months, with the non-elagolix treatment arms re-randomized after three months into treatment groups of either 150mg or 250mg of elagolix once daily for an additional three months.

The first additional Phase IIb trial (Lilac PETAL study or 702 study) consisted of three arms, elagolix 150mg once daily, elagolix 250mg once daily, and placebo. We randomized 155 subjects with a laparoscopic diagnosis of endometriosis in this trial. The three-month placebo controlled portion of the 702 study showed that elagolix provided endometriosis sufferers with clinical improvement of symptoms, coupled with an excellent safety and tolerability profile. However, the FDA-proposed non-menstrual pelvic pain daily scale had a low baseline score and was relatively insensitive to treatment effects. There were no treatment related serious adverse events in the 702 study and the two most common adverse events were headache and nausea, which were typically mild and transient and consistent with our previous studies.

The second additional Phase IIb trial (Tulip PETAL study or 703 study) consisted of four arms, elagolix 150mg once daily, elagolix 250mg once daily, Prostap® SR 3.75mg (leuprorelin), and placebo. We enrolled 174 subjects with a laparoscopic diagnosis of endometriosis in this trial. The three-month placebo controlled portion of the 703 study confirmed that elagolix and leuprorelin are associated with reductions in dysmenorrhea and non-menstrual pelvic pain daily scores when compared to placebo. However, the FDA proposed non-menstrual pelvic pain daily scale numeric changes and dynamic range were both small. Although the adverse events reported in the 703 study as occurring more often with elagolix than with placebo were nausea and headache (<12%), consistent with previous clinical studies of elagolix, these events were generally mild or moderate, transient and not generally associated with study discontinuation. There were no treatment related serious adverse events.

In August 2009, we held a Type C meeting with the FDA to discuss the non-menstrual pelvic pain scale as proposed by the FDA and used in the 702 and 703 studies. Based on this meeting, we modified the wording of the non-menstrual pain and dysmenorrhea daily scale and launched a new clinical trial, the Daisy PETAL Study (901 study). This double-blind placebo-controlled clinical trial was designed to provide an assessment of the modified scale over an eight- week treatment period of 150mg elagolix, followed by sixteen weeks of open-label treatment. This trial commenced in September 2009 and randomized approximately 130 subjects. In May 2010, we announced the results of this trial which showed the symptoms of dysmenorrhea and non-menstrual pelvic pain, as measured by the modified daily scale, both improved significantly in the elagolix treated arms (p<0.001 and <0.01, respectively). Daily dysmenorrhea pain scores were a 2.1 at baseline (0-3 scale) with a 1.13 reduction in the elagolix arm compared to a 0.37 reduction in the placebo arm at eight weeks. Daily non-menstrual pelvic pain scores were a 1.4 at baseline (0-3 scale) with a 0.47 reduction in the elagolix arm compared to a 0.19 reduction in the placebo arm at eight weeks. There were no treatment related serious adverse events in the 901 study and the two most common adverse events were headache and nausea, which were typically mild and transient and consistent with our previous studies.

In June 2010, we entered into a worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation GnRH antagonists for women’s and men’s health indications. We completed the final transfer of the Investigational New Drug (IND) application for elagolix to Abbott during the fourth quarter of 2010. Abbott now has primary responsibility for all regulatory interactions with the FDA related to elagolix and the next-generation GnRH antagonists covered by the collaboration.

We and Abbott have scheduled an end of Phase II meeting with the FDA in March 2011, the purpose of which would be to agree with the FDA on the design of the pivotal Phase III program for elagolix in endometriosis. Subject to agreement with the FDA on the Phase III trial design, we expect elagolix to enter Phase III clinical trials in 2011.

Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)

VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for re-packaging and transporting monoamines (dopamine, norepinephrine, serotonin, and histamine) among nerve cells. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control.

We have identified a highly selective VMAT2 inhibitor that is effective in pre-clinical testing in regulating the levels of dopamine release during nerve communication, while at the same time having minimal impact on the other monoamines thereby reducing the likelihood of “off target” side effects.

During 2009, our VMAT2 inhibitor completed a Phase I single ascending dose clinical trial in healthy male volunteers in Canada under an approved Clinical Trial Application with Health Canada. This trial showed our VMAT2 inhibitor to be generally safe and well tolerated. There were no serious adverse events, clinically significant drug-related laboratory abnormalities or clinically significant electrocardiogram (ECG) findings. The characteristics of our VMAT2 inhibitor met the pre-specified pharmacokinetic requirements for the trial: dose proportionality, low maximum concentration with adequate area-under-curve for drug exposure, low variability, and a half-life which supports once per day dosing.

During 2010, we completed a multiple, repeated dose Phase I study in healthy male volunteers. This trial also showed our VMAT2 inhibitor to be generally safe and well tolerated, and again displayed the desired pharmacokinetic requirements. There were no serious adverse events, clinically significant drug-related laboratory abnormalities or clinically significant ECG findings.

Based on the successful completion of this second Phase I study, we initiated a Phase IIa dose exploration study in patients with tardive dyskinesia in late 2010. In the event of successful completion of this Phase IIa study, we plan to approach the FDA regarding the filing of an IND in the United States with the purpose of initiating larger Phase IIb studies in patients with tardive dyskinesia.

Tardive dyskinesia is characterized by involuntary movements of the muscles of the face, trunk or limbs which arise after months or years of dopamine antagonist treatment, e.g. typical and atypical antipsychotics for schizophrenia, bipolar, and refractory depression, and metoclopramide for gastroparesis. While the prevalence rates of tardive dyskinesia can vary greatly in accordance with the population being studied, it is estimated that 150,000-250,000 individuals suffering from schizophrenia are affected by tardive dyskinesia in the United States alone.

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

CRF2 Receptor Peptide Agonist (Urocortin 2)

Congestive heart failure (CHF) is a condition where the heart cannot pump enough blood to supply all of the body’s organs. It is a result of narrowing of the arteries combined with high blood pressure, which results in increased respiration as well as edema from water retention. In the case of acute symptomology, CHF patients will eventually experience a rapid deterioration and require urgent treatment in the hospital. According to 2011 data from the American Heart Association, over 6 million people experience CHF and about 670,000 new cases are diagnosed each year in the United States. CHF becomes more prevalent with age and the number of cases is expected to grow as the overall age of the population increases. Current treatment options include a cocktail of drugs consisting of diuretics to remove excess water, beta blockers and digitalis to improve heart muscle contraction, and/or ACE inhibitors, Angiotensin Receptor Blockers, and vasodilators to expand blood vessels. According to the American Heart Association (2011), there are approximately one million hospital discharges each year in the United States for CHF.

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

We completed a Phase II placebo controlled dose-escalation study in 2005 to evaluate the safety, pharmacokinetics and pharmacodynamics of two dose levels of urocortin 2 in patients with stable CHF. Results of this study demonstrated a dose-related increase in cardiac output of up to 50% with only a modest increase (6%) in heart rate. We completed an additional Phase II study evaluating urocortin 2 over four-hour infusions in patients with stable CHF in the first half of 2006. The treatments were generally well tolerated without serious adverse events, abnormalities in electrocardiograms or significant changes in renal function. Positive hemodynamic effects were noted in virtually all patients with increases in cardiac output ranging from 6% to 54%.

We have also completed the necessary preclinical work to allow for periods of infusion of urocortin 2 up to 14 days. This substantially completes all of the preclinical toxicology work required by the FDA. Further development of urocortin 2 for CHF and other acute care cardiovascular diseases is highly dependent upon partnering of this program.

During 2009, The Christchurch Cardioendocrine Research Group at University of Otago, Christchurch School of Medicine and Health Sciences, New Zealand, began a pilot study of urocortin 2 in 50 patients with Acute Decompensated Heart Failure through a grant from the Health Research Council of New Zealand. In this blinded study, standard-of-care treatment (i.e., diuretics and vasodilators) are compared to standard of care treatment plus a four hour infusion of urocortin 2; enrollment of subjects is currently underway. A subset of 10 subjects are also undergoing right heart catheterization for more detailed evaluation of their cardiac status and response to treatment. We anticipate having the results of this study in mid-2011.

Additional urocortin 2 studies are being conducted by the Centre for Cardiovascular Sciences at The University of Edinburgh through a British Heart Foundation grant. A total of nine studies are to be conducted in both healthy volunteers and patients with stable CHF to determine the impact of urocortin 2 infusions on biomarkers of cardiovascular function and dysfunction. These studies began in 2010, and are expected to take several years to complete.

Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist

Researchers have identified what they believe to be the central mediator of the body’s stress responses or stress-induced disorders. This mediator is a brain chemical known as CRF. CRF is overproduced in clinically depressed patients and may be dysregulated in individuals with anxiety disorders. Current research indicates that clinically depressed patients and patients with anxiety experience dysfunction of the hypothalamic-pituitary-adrenal axis, the system that manages the body’s overall response to stress. This amplifies production of CRF, and induces the physical effects that are associated with stress that can lead to stress-related disorders such as posttraumatic stress disorder and acute stress disorder. According to Datamonitor (2008), there are approximately 7.8 million post-traumatic stress disorder sufferers in the United States. We believe the novelty and specificity of the CRF mechanism of action and the prospect of improving upon selective serotonin reuptake inhibitor therapy represents a market opportunity both to better serve patients and expand the overall treatment of stress-related disorders.

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

In July 2001, we announced a worldwide collaboration with GlaxoSmithKline (GSK), to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, GSK sponsored and we jointly conducted a research program and collaborated in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The sponsored research portion of the collaboration was completed in 2005.

GSK advanced one of the lead CRF1 receptor antagonist compounds, 561679, into a Phase II depression study during 2008. This multicenter randomized, double-blind, placebo-controlled trial was designed to assess the safety and efficacy of 561679 in approximately 150 women with Major Depressive Disorder over six weeks of treatment. The primary endpoint was a change from baseline in the Bech melancholia scale at Week 6 and a key secondary endpoint was a change from baseline in the HAMD-17 scale at Week 6. Results of the statistical analysis using the intent-to-treat population revealed no benefit of 561679 compared to placebo on either scale.

Emory University of Atlanta and Mt. Sinai Medical Center in New York, in conjunction with GSK, through a grant from the National Institute of Mental Health, has been conducting a Phase II clinical trial evaluating 561679 in women with post-traumatic stress disorder. This randomized, double-blind, placebo-controlled trial is expected to enroll approximately 150 patients for a six-week treatment period. This study began in late 2009 and is expected to take several years to complete. Additionally, the National Institute on Alcohol Abuse and Alcoholism, in conjunction with GSK, is planning to initiate a Phase II clinical trial evaluating 561679 in stress-induced craving in alcoholic women with high anxiety. This randomized, double-blind, placebo-controlled trial is expected to enroll 50 patients for a four-week treatment period. This study is expected to take several years to complete.

GSK has also successfully completed a Phase I single dose escalating clinical trial with 586529, an additional CRF1 receptor antagonist compound.

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous and endocrine systems, which include therapeutic categories ranging from diabetes to stress-related disorders and neurodegenerative diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for over $90 billion in worldwide drug sales according to Datamonitor (2007).

G Protein-Coupled Receptor 119 (GPR119)

Type II diabetes is growing at epidemic proportions world-wide. This disease is characterized by reduced ability to secrete and respond to insulin. Drugs which can enhance the secretion of insulin in response to rising blood glucose levels can improve blood glucose control without increased risk of hypoglycemia. Nearly 25 million suffer from Type II diabetes in the United States alone with a worldwide prevalence in excess of 200 million. Recent estimates put the total direct and indirect costs of diabetes at $174 billion.

GPR119 has been identified as a novel target for the treatment of Type II diabetes. GPR119 is expressed predominantly in the pancreas and gastrointestinal tract. The activation of GPR119 receptors located in the gastrointestinal tract stimulates incretins, resulting in increased insulin production, while activation of GPR119 receptors located on pancreatic islet beta cells can stimulate insulin secretion directly.

In June 2010, we entered into a worldwide collaboration with Boehringer Ingelheim International GmBH (Boehringer Ingelheim) to research and develop small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. We will work jointly with Boehringer Ingelheim to identify and advance candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products.

GnRH Antagonists

As previously mentioned, GnRH antagonists may be useful in treating certain hormone dependent diseases. Our discovery work in nonpeptide GnRH antagonists continues to focus on endometriosis, uterine fibroids and oncology indications as we continue to explore additional drug candidates with our collaboration partner Abbott.

Antiepileptic Drugs

Antiepileptic drugs are utilized in the treatment of epileptic seizures by suppressing the rapid firing of neurons that initiate a seizure. Antiepileptics also have additional effects within the central nervous system that have proven beneficial in bipolar disease, neuropathic pain and essential tremor. According to Datamonitor, in 2008, worldwide sales of anticonvulsants totaled approximately $13 billion.

G Protein-Coupled Receptors (GPCR)

GPCR are the largest known gene superfamily of the human genome. Greater than thirty percent of all marketed prescription drugs act on GPCR; which makes this class of proteins the historically most successful therapeutic target family. However, only a small fraction of the GPCR gene superfamily has been exploited. Next generation therapies derived from GPCR will be discovered through the understanding of the complex relationships of drug/receptor interactions and their subsequent impact on efficacy, downstream signaling networks and regulation.

Our GPCR research platform has met this requirement by integrating drug discovery research efforts with a suite of assays and assay systems and automated analytical techniques. This process provides a profile of GPCR pharmacological receptor/ligand interactions capable of predicting in vivo efficacy allowing for rapid discovery of initial leads and advancement into preclinical and clinical development. Importantly, this design cycle is not limited to GPCR targets, but can be utilized for other proteins that play a role in human disease where current treatments or therapies are either inadequate or nonexistent.

Product Subject to Regulatory Review

Indiplon

Indiplon is a non-benzodiazepine GABAA receptor agonist for the treatment of insomnia which acts via the same mechanism as the currently marketed non-benzodiazepine therapeutics. We obtained the rights to indiplon through an exclusive worldwide sublicense agreement that we entered into with DOV Pharmaceutical, Inc. (DOV) in June 1998.

Based on the results of preclinical studies and Phase I, Phase II and Phase III clinical trials on indiplon, as well as a non-clinical data package related to indiplon manufacturing, formulation and commercial product development, we assembled and filed NDAs with the FDA for both indiplon capsules and indiplon tablets. On May 15, 2006, we received two complete responses from the FDA regarding our indiplon capsule and tablet NDAs. These responses indicated that indiplon 5mg and 10mg capsules were approvable (2006 FDA Approvable Letter) and that the 15mg tablets were not approvable.

We resubmitted our NDA for indiplon 5mg and 10mg capsules seeking clearance to market indiplon capsules for the treatment of insomnia. In December 2007, we received an action letter from the FDA stating the indiplon 5mg and 10mg capsules were approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that the resubmitted NDA had addressed the issues raised in the 2006 FDA Approvable Letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product, and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy.

After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities. We continue to evaluate various alternatives for the indiplon program.

Our Business Strategy

Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and build our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have eleven programs in various stages of research and development, including six programs in clinical development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

Identifying Novel Drugs to Address Unmet Market Opportunities. We seek to identify and validate novel drugs on characterized targets for internal development or collaboration. For example, GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectible means of treatment of endometriosis. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Research and development costs were $31.2 million, $33.7 million and $55.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Our Corporate Collaborations and Strategic Alliances

One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance GnRH compounds towards commercialization is governed by a joint development committee with representatives from both Neurocrine and

Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. For the year ended December 31, 2010, we recorded revenues of $16.9 million in amortization of up-front license fees and $10.1 million in sponsored development related to the Abbott agreement. In addition, at December 31, 2010 we had $58.1 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim will work jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, we are currently receiving research funding to support discovery efforts, and we are eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. For the year ended December 31, 2010, we recorded revenues of $2.7 million in amortization of up-front license fees and $0.8 million in sponsored research related to the Boehringer Ingelheim agreement. At December 31, 2010, we had $7.3 million of deferred license fees that will be amortized over the remaining term of the collaborative research period of the agreement.

GlaxoSmithKline (GSK). In July 2001, we announced a worldwide collaboration with an affiliate of GSK to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GSK conducted a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The sponsored research portion of this collaboration agreement concluded in 2005. In addition, we will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GSK may terminate the agreement at its discretion upon 90 days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us.

Dainippon Sumitomo Pharma Co. Ltd. (DSP). In October 2007, we announced an exclusive license agreement with DSP to develop and commercialize indiplon in Japan. Under the terms of the agreement, DSP made an up-front payment to us of $20 million and is responsible for all future development, marketing and commercialization costs of indiplon in Japan. We will be eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, we may be entitled to additional payments totaling up to $115 million. We are also entitled to royalties from DSP on future sales of indiplon in Japan. As of December 31, 2010, we had recorded revenues of $9.2 million in license fees from DSP over the life of the agreement.

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

Elagolix, our small molecule GnRH antagonist currently in clinical trials for the treatment of endometriosis, is covered by six issued U.S. patents relating to composition of matter, pharmaceutical compositions, and methods of use. U.S. Patent Nos. 6,872,728, 7,179,815 and 7,462,625 are due to expire in 2021 (not including potential patent term extensions of up to five years) while U.S. Patent Nos. 7,056,927, 7,176,211 and 7,419,983 are due to expire in 2024 (not including potential patent term extensions of up to five years).

Our highly selective VMAT2 inhibitor 98854 is currently in clinical trials and is subject to a pending patent application.

Urocortin 2 is an endogenous peptide ligand of the CRF2 receptor which may be useful in the treatment of congestive heart failure based on preclinical efficacy and safety data. This peptide is covered by U.S. Patent Nos. 7,223,846 and 7,638,607, which are both due to expire in 2021 (not including potential patent term extensions of up to five years).

Our CRF antagonist 561679 is currently in clinical trials for the treatment of stress-related disorders and is subject to a pending patent application. Our CRF antagonist program is subject to a collaboration agreement with GSK who controls patent prosecution and strategy for the program.

Indiplon is our non-benzodiazepine GABAA receptor agonist for the treatment of insomnia. The compound is covered by U.S. Patent No. 6,399,621 which is due to expire in 2020 (not including a potential patent term extension of up to five years).

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

Marketing and Sales

We currently have limited experience in marketing or selling pharmaceutical products. Under our collaboration agreement with GSK, we may have the opportunity to co-promote any products resulting from the collaboration in the United States. To market any of our other products independently would require us to develop a sales force with technical expertise along with establishing commercial infrastructure and capabilities.

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

The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, reevaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. To date, we have also conducted some of our clinical trials in Europe, Canada, Oceania, and South Africa. Clinical trials conducted in foreign countries are also subject to oversight by regulatory authorities in those countries.

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

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders.

Lupron Depot®, marketed by Abbott Laboratories, and Synarel® and Depo-Provera®, marketed by Pfizer, are products that have been approved for the treatment of endometriosis, infertility, and central precocious puberty. These drugs, and any generic alternatives, may compete with any small molecule gonadotropin-releasing hormone (GnRH) antagonists we develop for these indications.

Our VMAT2 inhibitor is designed for the treatment of movement disorders, specifically tardive dyskinesia. At present there are no approved drug therapies for tardive dyskinesia; however, treatment regimens consist of utilizing various atypical antipsychotic medications (e.g. Clozapine), benzodiazepines (off-label) or botulinum toxin injections to treat the movements associated with tardive dyskinesia. Other potential indications for our VMAT2 inhibitor are Tourette’s syndrome, Huntington’s disease and tardive dystonia. Currently, Xenazine®, marketed by Valeant Pharmaceuticals International, Inc., is approved for the chorea associated with Huntington’s disease. Generic neuroleptic medications (pimozide and haloperidol) are generally utilized to control the tics associated with Tourette’s syndrome.

A potential indication currently being explored for our small molecule CRF antagonists is the area of post-traumatic stress disorders, for which there are no current approved drug therapies. However, clinicians utilize anxiolytics and anti-depressants such as Cymbalta® marketed by Eli Lilly, Xanax®, marketed by Pfizer, Lexapro®, marketed by Forest Laboratories, Zoloft®, marketed by Pfizer, Paxil®, marketed by GSK and Pristiq®, marketed by Pfizer, among others, as well as any generic alternatives for each of these products.

In the area of insomnia, competitive products include Ambien®, Sonata®, Lunesta®, and Rozerem®, which are currently marketed by Sanofi-Aventis, King Pharmaceuticals, Inc., Sunovion Pharmaceuticals, Inc. and Takeda Pharmaceutical Company, respectively. During 2006, Sanofi-Aventis launched a controlled-release formulation of Ambien® called Ambien CR® and during 2007 generic Ambien® or zolpidem also entered the insomnia market.

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

Employees

As of December 31, 2010, we had approximately 66 full-time employees, of which 14 hold Ph.D., M.D. or equivalent degrees, and 11 others hold an M.S., M.B.A., or equivalent degrees. Of these full-time employees, 48 were engaged in, or directly support, research and development activities, and 18 were in general and administrative positions. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•	the product candidate may not prove to be effective or as effective as other competing product candidates;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our GnRH program, if the modified wording of the non-menstrual pain and dysmenorrhea daily scales used in our elagolix Daisy PETAL Study (901 study) is not accepted by the FDA as the appropriate endpoint for elagolix Phase III clinical trials, additional Phase II trials will be necessary and the development of elagolix will be delayed or otherwise adversely affected. Similarly, while academic collaborative clinical trials are ongoing to evaluate the effects of our lead Corticotropin Releasing Factor (CRF1) receptor 561679 in post-traumatic stress disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing 561679 in patients experiencing a major depressive episode revealed no benefit of 561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaboration agreements with Abbott International Luxembourg S.à r.l., Boehringer Ingelheim International GmbH, GlaxoSmithKline and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our recently executed collaboration agreements with Abbott and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

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

All of our product candidates are in research, clinical development or subject to review by the FDA. Only a small number of research and development programs ultimately result in commercially successful drugs.

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million, and we have a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge)

covering the potential sale of shares of our common stock for up to $75 million in gross proceeds. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the past few years, the credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings, including funds raised under the CEFF, will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $8.0 million and $51.0 million for the years ended December 31, 2010 and 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $762.3 million as of December 31, 2010. While we expect to be profitable for the year ending December 31, 2011, we do not expect to be operating cash flow positive in 2011 nor do we expect to remain profitable for the foreseeable future after 2011.

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

We expect to experience negative cash flow for the foreseeable future as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow on an annual basis. We may not be able to generate these revenues, and we may never achieve profitability on an annual basis in the future. Our failure to achieve or maintain profitability on an annual basis could negatively impact the market price of our common stock. Even if we become profitable on an annual basis, we cannot assure you that we would be able to sustain or increase profitability on an annual basis.

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

Should we sell shares to Kingsbridge under the CEFF, or issue shares in lieu of a blackout payment, it will have a dilutive effect on the holdings of our current stockholders, and may result in downward pressure on the price of our common stock. If we draw down under the CEFF, we will issue shares to Kingsbridge at a discount of up to 10 percent from the volume weighted average price of our common stock. If we draw down amounts under the CEFF when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher. Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.

On December 12, 2007 we received an action letter from the FDA stating that indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that our resubmitted NDA for indiplon 5mg and 10mg capsules had addressed the issues raised in a previous approvable letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities. We met with the FDA in July 2008 to discuss the 2007 FDA Approvable Letter. We have not received the final minutes of this meeting. We continue to evaluate various alternatives for the indiplon program.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $2.00 per share to approximately $9.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders (or Kingsbridge, if we elect to draw down under our CEFF with Kingsbridge);

•	comments by securities analysts;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting requires, and we expect to continue to require, the commitment of significant financial and managerial resources. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

We are performing research on or developing products for the treatment of several disorders including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

We lease our corporate headquarters which consists of approximately 70,000 square feet of office space located at 12790 El Camino Real (Front Building) and approximately 140,000 square feet of laboratory and office space located at 12780 El Camino Real (Rear Building) in San Diego, California. We sold our facility and associated real property for $109 million in a sale-leaseback transaction in December 2007 and entered into a twelve year lease with the purchaser, DMH Campus Investors, LLC (DMH). In December 2008, we entered into a first amendment to the lease (First Lease Amendment) that provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and establishes a mechanism for us to terminate our use of the Front Building. We are obligated to reimburse the landlord for the total cost of renovating the Front Building so that it becomes suitable for multiple tenant usage. The amendment also terminated our prior right to repurchase the facility and associated real property.

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

We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol “NBIX.” The following table sets forth for the periods indicated the high and low sale price for our common stock. These prices do not include retail markups, markdowns or commissions.

	High	Low
Year Ended December 31, 2010
1st Quarter	$2.85	$2.12
2nd Quarter	6.23	2.30
3rd Quarter	6.64	4.98
4th Quarter	9.30	5.80

Year Ended December 31, 2009
1st Quarter	$4.25	$3.02
2nd Quarter	3.97	2.87
3rd Quarter	3.67	2.93
4th Quarter	3.10	1.94

As of January 31, 2011, there were approximately 101 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2010 that have not been previously disclosed in a Current Report on Form 8-K.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2005 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

*	$100 INVESTED ON 12/31/05 IN STOCK OR INDEX – INCLUDING REINVESTMENT OF DIVIDENDS AT FISCAL YEARS ENDING DECEMBER 31.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2010	2009	2008	2007	2006
	(In thousands, except for loss per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$10,938	$34	$47	$139	$6,716
Milestones and license fees	22,563	2,919	3,919	986	16,038
Sales force allowance	—	—	—	—	16,480
Grant income and other revenues	—	—	9	99	—

Total revenues	33,501	2,953	3,975	1,224	39,234
Operating expenses:
Research and development(1)	31,151	33,722	55,544	77,108	94,897
Sales, general and administrative(1)	13,273	14,360	17,936	35,434	48,172
Cease-use expense	2,799	5,984	15,742	—	—
Restructuring expenses(1)	—	2,557	2,051	6,924	9,482
Asset impairment	—	—	—	94,000	—

Total operating expenses	47,223	56,623	91,273	213,466	152,551

Loss from operations	(13,722)	(53,670)	(87,298)	(212,242)	(113,317)
Other income and (expense):
Gain (loss) on sale/disposal of assets	3,161	3,626	3,570	129	(473)
Other income (expense), net	2,593	(994)	(4,885)	4,814	6,585

Total other income and (expense)	5,754	2,632	(1,315)	4,943	6,112

Net loss	$(7,968)	$(51,038)	$(88,613)	$(207,299)	$(107,205)

Net loss per common share:
Basic and diluted	$(0.15)	$(1.30)	$(2.30)	$(5.45)	$(2.84)
Shares used in calculation of net loss per common share:
Basic and diluted	52,820	39,137	38,449	38,009	37,722

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$126,865	$53,464	$80,473	$179,385	$182,604
Working capital	80,274	35,426	55,329	153,041	173,542
Total assets	144,424	70,818	118,182	276,654	389,677
Long-term debt	—	—	—	—	49,152
Accumulated deficit	(762,269)	(754,301)	(703,263)	(614,650)	(407,351)
Total stockholders’ equity	19,345	3,954	36,774	118,697	314,716

(1)	Restructuring expenses have been reclassified from research and development and sales, general, and administrative expense to a separate line item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of December 31, 2010, we had an accumulated deficit of $762.3 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis that is partnered with Abbott.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements, clinical trial accruals (research and development expense), share-based compensation, lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement. In 2010, we entered into collaboration agreements for our gonadotropin-releasing hormone (GnRH) antagonist program and our GPR119 agonist program.

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance the GnRH compounds toward commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. For the year ended December 31, 2010, we recorded revenues of $16.9 million in amortization of up-front license fees and $10.1 million in sponsored research and development related to the Abbott agreement. In addition, at December 31, 2010 we had $58.1 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim will work jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, we are currently receiving research funding to support discovery efforts, and we are eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. For the year ended December 31, 2010, we recorded revenues of $2.7 million in amortization of up-front license fees and $0.8 million in sponsored research related to the Boehringer Ingelheim agreement. At December 31, 2010, we had $7.3 million of deferred license fees that will be amortized over the remaining term of the collaborative research period of the agreement.

Research and Development Expense

Research and development (R&D) expenses consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing research and development efforts; as well as scientific contractor fees, preclinical and clinical trial costs, research and development facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, we fund R&D and clinical trials at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D expenses, however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Share-Based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan (the 2003 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2003 Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. Our results of operations for fiscal 2010 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. Share-based compensation expense recognized in accordance with authoritative guidance for the years ended December 31, 2010, 2009, and 2008 was $3.1 million, $5.5 million, and $8.0 million, respectively.

Stock option awards and restricted stock units generally vest over a three to four year period and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized in accordance with authoritative guidance, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.

For purposes of calculating share-based compensation, we estimate the fair value of share-based compensation awards using a Black-Scholes option-pricing model. The determination of the fair value of share-based compensation awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining share-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or at the time of vesting.

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

Under the terms of the Lease and the Amendments, we pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance, etc. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on our behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.0 million with the same bank. We have the right to extend the Lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold vacant lot. Additionally, we had a repurchase right to all of the properties which could have been exercised during the fourth year of the Lease but this right was subsequently terminated.

In accordance with authoritative guidance, at the close of the transaction, we initially deferred the gain on the sale of the building and related vacant parcel due to the repurchase right. We also established a long-term liability of $108.7 million, essentially the gross proceeds from the real estate sale, and continued to carry the conveyed real estate assets on our balance sheet as of December 31, 2007.

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

The First Lease Amendment also terminated our right to repurchase any portion of the facility or real property. As a result of the termination of the repurchase right, during the fourth quarter of 2008, we removed from our balance sheet the long-term liability of $108.7 million and the related previously conveyed real estate assets of $69.6 million. Additionally, we began to recognize the deferred gain of $39.1 million on the sale of the real estate in accordance with authoritative guidance. During 2010, 2009 and 2008, we recognized $2.9 million, $2.8 million and $3.5 million, respectively, of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.

As a result of signing the First Lease Amendment and physically vacating the Front Building, we triggered a cease-use date for the Front Building and have estimated lease termination costs in accordance with authoritative guidance. Estimated lease termination costs for the Front Building under the First Lease Amendment included the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the fourth quarter of 2008, we recorded an expense of $15.7 million for the net present value of these estimated lease termination costs. During 2009, we increased the liability by approximately $6.0 million in response to the declining economic conditions in San Diego by extending the expected period to lease the Front Building.

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

In December 2010, we entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the sublease, with an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than our financial obligation under our Lease for the Rear Building with DMH as determined on a per square foot basis. Consequently, at December 31, 2010 we were required to record a cease use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.3 million of cease use expense, net of a reversal of associated deferred rent of $173,000, being recorded in December 2010.

Asset Impairment

In accordance with authoritative accounting guidance, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the related asset, which is generally determined based on the present value of the expected future cash flows.

Results of Operations for Years Ended December 31, 2010, 2009 and 2008

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Revenues under collaboration agreements:
Abbott International Luxembourg S.à r.l. (Abbott)	$27.0	$—	$—
GlaxoSmithKline (GSK)	0.1	0.1	1.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	2.9	2.9	2.9
Boehringer Ingelheim International GmbH (Boehringer Ingelheim)	3.5	—	—

Total revenues	$33.5	$3.0	$4.0

The increase in revenues from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to our recently executed collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively. During 2010 we recognized revenue of $19.6 million from amortization of up-front license fees and $10.9 million resulting from sponsored research and development reimbursement under these two collaboration agreements. During each of the years ended December 31, 2010 and 2009, we recognized $2.9 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.

The decrease in revenues from the year ended December 31, 2008 to the year ended December 31, 2009 was primarily due to revenue recognized in 2008 under our collaboration agreement with GSK. During 2008, we recognized a $1.0 million milestone payment under our GSK collaboration agreement related to clinical advancements of our CRF program. Under our exclusive licensing agreement with DSP for indiplon in Japan, we recognized $2.9 million in license fee revenue during both years ended December 31, 2009 and 2008.

We expect revenue to increase significantly during 2011, primarily due to a full year of revenue recognition under our collaborative agreements with Abbott and Boehringer Ingelheim.

Operating Expenses

Research and Development

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing research and development efforts. Other research and development expenses mainly represent lab supply expenses, scientific consulting expenses and other expenses. We currently have eleven programs in various stages of research and development, including six programs in clinical development.

The following table presents our total research and development expenses by category during the periods presented:

	Years Ended December 31,
	2010	2009	2008
	(In millions)
External development expense:
Elagolix	$7.9	$8.9	$16.0
VMAT2	1.8	0.6	1.9
Other	—	0.3	1.3

Total external development expense	9.7	9.8	19.2
R&D personnel expense	11.3	11.8	20.1
R&D facility and depreciation expense	7.0	8.8	9.1
Other R&D expense	3.2	3.3	7.1

Total research and development expense	$31.2	$33.7	$55.5

The $2.5 million decrease in research and development expense from 2009 to 2010 was primarily due to our restructuring program in 2009 coupled with lower depreciation expense which decreased by $1.5 million due to asset sales and assets reaching the end of their depreciable lives. The $21.8 million decrease in research and development expenses from 2008 to 2009 was primarily due to cost savings related to our staff reductions in 2009, lower laboratory related costs of $2.4 million (due to lower headcount) as well as lower external development expenses primarily related to our elagolix program.

The funding necessary to bring a drug candidate to market is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Once a drug candidate is identified, the further development of that drug candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand.

The nature and efforts required to develop our drug candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. For each drug candidate that successfully completes all stages of research and development, and is commercialized, total research and development spending in the pharmaceutical industry may exceed $1 billion. Additionally, the stages of research and development can take in excess of ten years to complete for each drug candidate.

For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with research and development of these programs, we may not be successful in achieving commercialization. As such, the ultimate timeline and costs to commercialize a product cannot be accurately estimated. Additionally, due to the uncertainty inherent in drug development, research and development costs are subject to considerable variation.

We expect research and development expenses to remain at 2010 levels during 2011, primarily due to the partnering of elagolix with Abbott who now is responsible for all development costs associated with that clinical program, offset by the increased clinical efforts around our VMAT2 program.

General and Administrative

General and administrative expenses decreased to $13.3 million in 2010 compared to $14.4 million during 2009 and $17.9 million during 2008. The $1.1 million decrease in expenses from 2009 to 2010 and the $3.5 million decrease in expenses from 2008 to 2009 resulted primarily from the restructuring program enacted in the second quarter of 2009 coupled with company-wide cost containment efforts.

We expect general and administrative expenses to remain at 2010 levels during 2011.

Cease-use Expense

During 2010, 2009 and 2008, we recognized $2.8 million, $6.0 million and $15.7 million, respectively, in cease-use expense, related to our corporate headquarters, under the amendment of the Lease and the Sublease discussed above.

Restructuring Expense

In May 2009, we announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, we reduced our research and development and general and administrative staff in San Diego by approximately 65 employees and incurred a net restructuring charge of approximately $2.6 million which was comprised of salary continuation, outplacement services, and other miscellaneous costs related to this reduction in force. Substantially all of these expenses were paid during 2009.

During 2008, we incurred a net charge of $2.1 million for restructuring related to certain executives and other personnel departing the Company. These costs were paid from 2008 through early 2010.

Other income and (expense)

Other income and (expense) increased to $5.8 million in 2010 compared with $2.6 million during 2009. Other income and (expense) was ($1.3) million during 2008. The increase in other income from 2009 to 2010 resulted primarily from a $1.4 million loss from an other-than-temporary impairment recognized on auction rate securities in 2009, coupled with a realized gain of $1.3 million on the disposal of auction rate securities in 2010. The change from 2008 to 2009 resulted primarily from rental payments made during 2008 under our sale-leaseback agreement which were recorded as interest expense under sale-leaseback accounting guidance. These rental payments are components of operating expense during 2009. Additionally during 2009, interest income was lower than 2008 due to lower overall interest rates and lower cash balances.

Our net loss for 2010 was $8.0 million, or $0.15 per share, compared to $51.0 million, or $1.30 per share, in 2009 and $88.6 million, or $2.30 per share, in 2008. The decrease in net loss from 2009 to 2010 was a result of the revenue recognized under the above mentioned collaboration agreements, our restructuring program implemented during the second quarter of 2009 and expense management efforts during 2010. The decrease in net loss from 2008 to 2009 was primarily due to cost containment efforts and staff reductions in early 2009, coupled with lower external development costs.

We expect to be profitable in 2011, primarily due to a full year of activity under our Abbott and Boehringer Ingelheim collaboration agreements. However, we do not expect to be operating cash flow positive in 2011, nor do we expect to be remain profitable for the foreseeable future after 2011.

Liquidity and Capital Resources

At December 31, 2010, our cash, cash equivalents, and investments totaled $130.6 million compared with $59.9 million at December 31, 2009. The $70.7 million increase during 2010 resulted primarily from our recently executed collaboration agreements with Abbott for our GnRH program and Boehringer Ingelheim for our GPR119 program which included upfront payments of $75 million and $10 million, respectively. In addition, our public offering of common stock in March 2010 resulted in net proceeds of approximately $21.4 million. These influxes of capital were offset by operating loss of $8.0 million incurred during 2010.

Net cash provided by operating activities during 2010 was $49.9 million compared to net cash used of $53.1 million during 2009. The $103.0 million change in cash provided by operating activities was primarily due to upfront payments from Abbott and Boehringer Ingelheim related to our partnering of our GnRH and GPR119 programs of $75 million and $10 million, respectively. Net loss for 2010 was $8.0 million compared to $51.0 million for 2009. This decrease in net loss was primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts during 2010.

Net cash used in operating activities during 2009 was $53.1 million compared to $74.2 million in 2008. This decrease was primarily due to lower operating losses in 2009 as a result of restructuring programs in the first half of 2009.

Net cash used in investing activities during 2010 was $54.7 million compared to net cash provided of $12.1 million and $44.4 million in 2009 and 2008, respectively. The fluctuation in net cash provided by (used in) investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during 2010 was $21.5 million compared to $9.9 million in 2009 and net cash used of $1.5 million in 2008. The increase of $11.6 million in cash provided by financing activities was due to the net proceeds of $21.4 million received from our public offering of shares of common stock in

March 2010. During 2009, we sold common stock for net cash proceeds of approximately $9.9 million. Other debt repayments (primarily related to equipment loans) were $1.5 million in 2008. We had no outstanding debt at December 31, 2010.

Equity Financing. In March 2010, we completed a public offering of common stock in which we sold approximately 10.5 million shares of our common stock at an offering price of $2.20 per share. The shares were sold pursuant to an effective shelf registration statement with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

In December 2009, we entered into a privately negotiated transaction to sell approximately 4.8 million shares of our common stock to an institutional investor at a price of $2.09 per share, raising total gross proceeds of approximately $10.0 million. The shares were sold pursuant to our effective shelf registration statement with the SEC. The net proceeds generated from this transaction were approximately $9.9 million.

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of December 31, 2010, we had not issued any shares under the CEFF.

Shelf Registration Statement. In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

Our license, research and clinical development agreements are generally cancelable with written notice in 0-180 days. In addition to the minimum payments due under our license and research agreements, we may be required to pay approximately $13 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful.

We lease our office and research laboratories under an operating lease with an initial term of twelve years, expiring at the end of 2019. We are responsible for base rent and rent differential payments related to the Front Building, plus additional operating costs which comprise the estimated minimum lease payments. Additionally, our facility lease agreement calls for us to maintain $50 million in cash and investments at all times, or to increase our security deposit by $5 million.

As of December 31, 2010, the total estimated future annual minimum lease payments under our non-cancelable operating lease obligations are as follows (in thousands):

Payment Amount
Year ending:
2011	$10,224
2012	8,347
2013	7,580
2014	7,792
2015	8,010
Thereafter	34,353

Total future minimum lease payments	$76,306

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

The nature and efforts required to develop our product candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. For each drug candidate that successfully completes all stages of research and development, and is commercialized, total research and development spending in the pharmaceutical industry may exceed $1 billion. Additionally, the stages of research and development can take in excess of ten years to complete for each drug candidate.

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

We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price up to an additional $125 million. We may also seek additional funding through strategic alliances and other financing mechanisms such as our CEFF with Kingsbridge. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on December 31, 2010, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (FASB) revised the authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. The revised guidance is effective for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010 and will not have a material impact on our results of operations as it is consistent with our historical practice of milestone revenue recognition.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.

Effective January 1, 2010, we adopted the FASB’s newly issued standard that requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. This new standard also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, this new guidance clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. We have provided the additional required disclosures effective January 1, 2010.

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

NEUROCRINE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA

February 10, 2011

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except for par value and share totals)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$54,051	$37,329
Short-term investments, available-for-sale	72,814	16,135
Receivables under collaborative agreements	4,470	—
Other current assets	1,716	1,923

Total current assets	133,051	55,387
Property and equipment, net	1,532	2,695
Long-term investments	3,739	6,411
Restricted cash	6,102	6,325

Total assets	$144,424	$70,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$810	$2,188
Accrued liabilities	8,603	6,240
Current portion of deferred revenues	37,026	2,941
Current portion of cease-use liability	3,385	4,289
Current portion of deferred gain on sale of real estate	2,953	2,867
Other liabilities	—	1,436

Total current liabilities	52,777	19,961
Deferred revenues	37,162	8,757
Deferred gain on sale of real estate	27,046	29,999
Deferred rent	1,413	906
Cease-use liability	6,580	7,241
Other liabilities	101	—

Total liabilities	125,079	66,864
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 54,882,129 and 43,991,565 at December 31, 2010 and 2009, respectively	55	44
Additional paid-in capital	781,607	757,002
Accumulated other comprehensive (loss) gain	(48)	1,209
Accumulated deficit	(762,269)	(754,301)

Total stockholders’ equity	19,345	3,954

Total liabilities and stockholders’ equity	$144,424	$70,818

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Operations

(In thousands, except loss per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Sponsored research and development	$10,938	$34	$47
Milestones and license fees	22,563	2,919	3,919
Grant income	—	—	9

Total revenues	33,501	2,953	3,975
Operating expenses:
Research and development	31,151	33,722	55,544
General and administrative	13,273	14,360	17,936
Cease-use expense	2,799	5,984	15,742
Restructuring expenses	—	2,557	2,051

Total operating expenses	47,223	56,623	91,273

Loss from operations	(13,722)	(53,670)	(87,298)
Other income and (expense):
Gain on sale/disposal of assets	294	841	3,570
Deferred gain on real estate	2,867	2,785	—
Investment income and (expense)	1,538	(1,451)	2,132
Interest expense	—	—	(7,025)
Other income	1,055	457	8

Total other income and (expense)	5,754	2,632	(1,315)

Net loss	$(7,968)	$(51,038)	$(88,613)

Net loss per common share:
Basic and diluted	$(0.15)	$(1.30)	$(2.30)

Shares used in the calculation of net loss per common share:
Basic and diluted	52,820	39,137	38,449

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2007	38,274	$38	$733,542	$(233)	$(614,650)	$118,697
Net loss	—	—	—	—	(88,613)	(88,613)
Unrealized loss on investments	—	—	—	(1,337)	—	(1,337)

Comprehensive loss						(89,950)
Share-based compensation	—	—	7,993	—	—	7,993
Issuance of common stock for restricted share units vested	316	1	—	—	—	1
Issuance of common stock for option exercises	9	—	33	—	—	33

BALANCE AT DECEMBER 31, 2008	38,599	39	741,568	(1,570)	(703,263)	36,774
Net loss	—	—	—	—	(51,038)	(51,038)
Unrealized gain on investments	—	—	—	2,779	—	2,779

Comprehensive loss						(48,259)
Share-based compensation	—	—	5,539	—	—	5,539
Issuance of common stock for restricted share units vested	608	—	—	—	—	—
Issuance of common stock, net of offering costs	4,785	5	9,895	—	—	9,900

BALANCE AT DECEMBER 31, 2009	43,992	44	757,002	1,209	(754,301)	3,954
Net loss	—	—	—	—	(7,968)	(7,968)
Unrealized loss on investments	—	—	—	(1,257)	—	(1,257)

Comprehensive loss						(9,225)
Share-based compensation	—	—	3,133	—	—	3,133
Issuance of common stock for restricted share units vested	383	1	—	—	—	1
Issuance of common stock for option exercises	42	—	124	—	—	124
Issuance of common stock, net of offering costs	10,465	10	21,348	—	—	21,358

BALANCE AT DECEMBER 31, 2010	54,882	$55	$781,607	$(48)	$(762,269)	$19,345

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,968)	$(51,038)	$(88,613)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,436	3,179	7,610
Gain on sale of assets	(3,161)	(3,626)	(3,570)
Fair value adjustment for auction rate security rights	—	815	(2,350)
Loss on sale of investments	186	1,086	412
Fair value adjustment of auction rate securities	—	(1,047)	2,583
Realized gain on sale of auction rate securities	(1,320)	(124)	—
Other-than-temporary impairment for auction rate securities	—	1,431	1,311
Cease-use expense	2,799	5,984	15,742
Deferred revenues	62,490	(2,914)	(2,911)
Deferred rent	680	796	110
Amortization of premiums on investments	833	—	—
Non-cash share-based compensation expense	3,133	5,539	7,993
Change in operating assets and liabilities:
Accounts receivable and other assets	(4,278)	2,449	2,428
Cease-use liability	(4,537)	(9,851)	(345)
Other liabilities	(1,335)	(1,698)	(1,576)
Accounts payable and accrued liabilities	985	(4,076)	(12,989)

Net cash provided by (used in) operating activities	49,943	(53,095)	(74,165)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(89,787)	(16,800)	(36,986)
Sales/maturities of investments	34,839	27,615	82,132
Deposits and restricted cash	223	84	1
Proceeds from sales of property and equipment	336	1,193	595
Purchases of property and equipment	(315)	(35)	(1,322)

Net cash (used in) provided by investing activities	(54,704)	12,057	44,420
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	21,483	9,900	34
Principal payments on debt	—	—	(1,486)

Net cash provided by (used in) financing activities	21,483	9,900	(1,452)

Net increase (decrease) in cash and cash equivalents	16,722	(31,138)	(31,197)
Cash and cash equivalents at beginning of the year	37,329	68,467	99,664

Cash and cash equivalents at end of the year	$54,051	$37,329	$68,467

SUPPLEMENTAL DISCLOSURES
Supplemental disclosures of cash flow information:
Interest paid on debt obligations	$—	$—	$74
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. While the Company independently develops many of its product candidates, it has entered into collaborations for six of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.

Neurocrine Continental, Inc. (formerly Neurocrine Commercial Operations, Inc.), is a Delaware corporation and wholly owned subsidiary of the Company which is inactive.

During 2008, the Company dissolved Science Park Center LLC and Neurocrine International LLC, former subsidiaries of the Company. During 2009, the Company dissolved Neurocrine HQ., Inc, a former subsidiary of the Company.

Principles of Consolidation. The consolidated financial statements include the accounts of Neurocrine as well as its wholly owned subsidiaries. The Company does not have any significant interests in any variable interest entities. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Reclassifications. Certain reclassifications have been made to previously reported amounts to conform to current presentations. The Company has reclassified restructuring related expenses to a distinct line in the consolidated statements of operations. Previously, restructuring related expenses were included in the research and development and general and administrative expense line items.

Cash Equivalents. The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents.

Trading Securities. The Company considers all securities that are bought and held principally for the purpose of selling them in the near term to be trading securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in earnings. At December 31, 2010 the Company held no trading securities.

Short-Term Investments Available-for-Sale. Certain short-term investments are classified as available-for-sale and, in accordance with authoritative guidance, are carried at fair value, with the unrealized gains and losses reported in other comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

Collaboration Agreements. During the years ended December 31, 2010, 2009 and 2008, collaborative research and development agreements accounted for substantially all of the Company’s revenue.

Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Building costs were depreciated over an average estimated useful life of 25 years and equipment is depreciated over three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term.

Industry Segment and Geographic Information. The Company operates in a single industry segment – the discovery and development of therapeutics for the treatment of neurological and endocrine-related diseases and disorders. The Company had limited foreign based operations for the years ended December 31, 2010, 2009 and 2008.

Other Assets. Other current assets included $1.3 million of mutual fund investments related to the Company’s Nonqualified Deferred Compensation Plan (Deferred Compensation Plan) for certain employees as of December 31, 2009. All of the assets held in the Deferred Compensation Plan were recorded at fair value in accordance with authoritative guidance (as described in Note 5) and were categorized as Level 1 assets as they have been obtained from quoted prices in active markets for identical assets. Additionally, the Company had recorded a corresponding liability for the Deferred Compensation Plan in other current liabilities at December 31, 2009. During 2009, the Company elected to terminate the Deferred Compensation Plan. In connection with such termination, during 2010 the final account balances of participants in the Deferred Compensation Plan were distributed to such participants in accordance with the provisions of the Deferred Compensation Plan.

Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

Fair Value of Financial Instruments. Financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Comprehensive Income/Loss. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and the Company’s net income (loss). The Company has disclosed comprehensive income (loss) as a component of stockholders’ equity.

Research and Development Expenses. Research and development (R&D) expenses consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing research and development efforts; as well as scientific contractor fees, preclinical and clinical trial costs, research and development facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Restructuring. During 2009, the Company announced a restructuring program to implement cost containment measures and to focus research and development efforts. As a result, the Company reduced its research and development and general and administrative staff in San Diego by approximately 65 employees. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (FASB), the Company incurred a net restructuring charge of approximately $2.6 million. Substantially all of these expenses were paid in cash during 2009. During 2008, the Company incurred a net charge of $2.1 million for severance related to certain executives and other personnel departing the Company. These expenses were paid in cash from 2008 to 2010.

The changes to the accrued liability for restructuring costs during 2010 and 2009 are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Beginning accrual balance	$250	$1,578
Additional accruals	—	2,563
Payments	(250)	(3,885)
Adjustments	—	(6)

Ending accrual balance	$—	$250

Share-Based Compensation. The Company estimates the fair value of stock options and other equity-based compensation using a Black-Scholes option pricing model on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances.

Investment Income and (Expense). Investment income is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. The following table presents certain information related to the components of investment income and (expense) (in thousands):

	Years Ended December 31,
	2010	2009	2008
Interest income	397	691	4,039
Dividends	7	37	70
Realized gains/(losses), net	1,134	(2,179)	(1,977)

Total	$1,538	$(1,451)	$2,132

Net Loss Per Share. The Company computes net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of restricted stock units (RSU), were excluded from historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities totaled 0.5 million for the year ended December 31, 2010 and less than 0.1 million for the years ended December 31, 2009 and 2008.

Impact of Recently Issued Accounting Standards. In April 2010, the FASB revised the authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. The revised guidance is effective for milestones achieved in fiscal years and interim periods beginning on or after June 15, 2010 and will not have a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

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

Effective January 1, 2010, the Company adopted the FASB’s newly issued standard that requires the disclosure of separate amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reason for such transfers. This new standard also requires information related to purchases, sales, issuances, and settlements of Level 3 financial assets and liabilities to be presented separately in the reconciliation of fair value measurements for the period presented. In addition, this new guidance clarifies existing disclosure guidance with respect to the level of disaggregation for classes of financial assets and liabilities as well as valuation techniques and inputs used for both recurring and nonrecurring fair value measurements of Level 2 and Level 3 assets and liabilities. The Company has provided the additional required disclosures effective January 1, 2010.

NOTE 2. REVENUE RECOGNITION AND SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Revenue Recognition Policy. Revenues under collaborative agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee which is expected to be through the end of 2012. As of December 31, 2010, the Company recorded revenues of $16.9 million in amortization of up-front license fees and $10.1 million in sponsored development related to the Abbott agreement. In addition, at December 31, 2010 the Company had $58.1 million of deferred revenue related to the Abbott agreement.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim will work jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, and is currently receiving research funding to support discovery efforts and is eligible to receive up to approximately $225 million in development, regulatory and commercial milestone payments. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company. The Company’s participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee which is expected to be through June 2012. As of December 31, 2010, the Company recorded revenues of $2.7 million in amortization of up-front license fees and $0.8 million in sponsored research related to the Boehringer Ingelheim agreement. At December 31, 2010, the Company had $7.3 million of deferred license fees that will be amortized over the remaining term of the collaborative research period of the agreement.

Dainippon Sumitomo Pharma Co., Ltd. On October 31, 2007, the Company entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company received an up-front license fee of $20 million. The Company is also eligible to receive additional milestone payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all milestones be achieved, the Company may be entitled to payments totaling an additional $115 million. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan. For each of the years ending December 31, 2010, 2009 and 2008, the Company amortized annually into revenue $2.9 million of the upfront license fee under the DSP agreement.

GlaxoSmithKline. In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK conducted a collaborative research program and collaborated in the development of Neurocrine’s current lead CRF compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the

Company will be eligible to receive milestone payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. For each of the years ended December 31, 2010, 2009 and 2008, the Company recognized $0.1 million, $0.1 million and $1.0 million, respectively, in revenue under the GSK agreement. The sponsored research portion of this collaboration agreement ended in 2005.

NOTE 3. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. The Company also had investments classified as trading securities as of December 31, 2009 (See Note 4).

Investments at December 31, 2010 and 2009 consist of the following (in thousands):

	Years Ended December 31,
	2010	2009
Certificates of deposit	$2,397	$3,360
Commercial paper	27,650	—
Securities of government-sponsored enterprises	4,498	—
Corporate debt securities	42,008	—
Auction rate securities, available-for-sale	—	6,411
Auction rate securities, trading	—	11,569
Auction rate security rights, trading	—	1,206

Total investments	$76,553	$22,546

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized Gains (1)	Gross Unrealized Losses (1)	Aggregate Estimated Fair Value
December 31, 2010
Certificates of deposit	$2,400	$—	$(3)	$2,397
Commercial paper	27,657	1	(8)	27,650
Securities of government-sponsored enterprises	4,500	—	(2)	4,498
Corporate debt securities	42,044	7	(43)	42,008

Total available-for-sale securities	$76,601	$8	$(56)	$76,553

December 31, 2009
Certificates of deposit	$3,360	$1	$(1)	$3,360
Auction rate securities	5,031	1,380	—	6,411

Total available-for-sale securities	$8,391	$1,381	$(1)	$9,771

(1)	Unrealized gains and losses on available-for-sale securities are included as a component of other comprehensive income (loss).

The amortized cost and estimated fair value of debt securities classified as available-for-sale by contractual maturity at December 31, 2010 and December 31, 2009 are presented below (in thousands):

	Maturing in less than 12 months		Maturing in more than 12 Months
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
December 31, 2010
Certificates of deposit	$2,160	$2,157	$240	$240
Commercial paper	27,657	27,650	—	—
Securities of government-sponsored enterprises	2,000	1,998	2,500	2,500
Corporate debt securities	41,047	41,009	997	999

Total available-for-sale securities	$72,864	$72,814	$3,737	$3,739

December 31, 2009
Certificates of deposit	$3,360	$3,360	$—	$—
Auction rate securities classified as available-for-sale	—	—	5,031	6,411

Total available-for-sale securities	$3,360	$3,360	$5,031	$6,411

The following table presents certain information related to sales and maturities of available-for-sale investments (in thousands):

	Year Ended December 31,
	2010	2009	2008
Proceeds from sales/maturities of available-for-sale securities	$22,064	$25,790	$82,132
Gross realized gains on sales of available-for-sale securities	1,320	124	—
Gross realized losses on sales of available-for-sale securities	—	—	16
Gains reclassified out of accumulated other comprehensive loss into earnings	1,289	—	8
Losses reclassified out of accumulated other comprehensive loss into earnings	—	—	—
Losses included in earnings from transfers of securities from available-for-sale to trading	—	—	(2,583)

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2010
Certificates of deposit	$2,157	$(3)	$—	$—	$2,157	$(3)
Commercial paper	25,150	(8)	—	—	25,150	(8)
Securities of government-sponsored enterprises	1,998	(2)	—	—	1,998	(2)
Corporate debt securities	35,166	(43)	—	—	35,166	(43)

Total	$64,471	$(56)	$—	$—	$64,471	$(56)

December 31, 2009
Corporate debt securities	$1,439	$(1)	$—	$—	$1,439	$(1)

Total	$1,439	$(1)	$—	$—	$1,439	$(1)

NOTE 4. AUCTION RATE SECURITIES

The Company’s investments at December 31, 2009 included $19.2 million (at fair value) of auction rate securities and auction rate security rights. During 2010, the Company disposed of its entire auction rate security portfolio and the related auction rate security rights for $19.1 million. As a result of the disposal the Company realized a gain on the sale of these auction rate securities of $1.3 million in the consolidated statement of operations for the year ended December 31, 2010. This gain resulted from an other-than-temporary impairment charge recognized during the year ended December 31, 2009 of $1.4 million in the consolidated statement of operations.

NOTE 5. FAIR VALUE MEASUREMENTS

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

The Company’s assets which are measured at fair value on a recurring basis as of December 31, 2010 and 2009 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010:
Classified as current assets:
Cash and money market funds	$56.4	$56.4	$—	$—
Certificates of deposit	2.2	—	2.2	—
Commercial paper	27.6	—	27.6	—
Securities of government-sponsored entities	2.0	—	2.0	—
Corporate bonds	44.8	—	44.8	—

Total	133.0	56.4	76.6	—
Less cash, cash equivalents and restricted cash	(60.2)	(56.4)	(3.8)	—

Short-term investments	72.8	—	72.8	—
Classified as non-current assets:
Certificates of deposit	0.2	—	0.2	—
Securities of government-sponsored entities	2.5	—	2.5	—
Corporate bonds	1.0	—	1.0	—

Total	$76.5	$—	$76.5	$—

December 31, 2009:
Money market funds	$43.6	$43.6	$—	$—
Certificates of deposit	3.3	—	3.3	—
Auction rate securities(Note 4)	11.6	—	—	11.6
Auction rate security rights(Note 4)	1.2	—	—	1.2

Total	$59.7	$43.6	$3.3	$12.8
Less cash, cash equivalents and restricted cash	(43.6)	(43.6)	—	—

Short-term investments	$16.1	$—	$3.3	$12.8
Classified as non-current assets:
Auction rate securities	6.4	—	—	6.4

Total	$22.5	—	—	$19.2

The following table sets forth the change in the estimated fair value for the Company’s assets measured using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in millions):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Fair value measurement at December 31, 2009	$19.2
Transfers into Level 3	—
Sales and settlements, net	(19.1)
Total unrealized gains removed from other comprehensive income	(1.4)
Total realized gains included in other income	1.3

Fair value measurement at December 31, 2010	$—

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net, at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Tenant improvements	1,118	1,118
Furniture and fixtures	1,217	1,309
Equipment	35,747	37,598

	38,082	40,025
Less accumulated depreciation	(36,550)	(37,330)

Property and equipment, net	$1,532	$2,695

For the years ended December 31, 2010, 2009 and 2008, depreciation expense was $1.4 million, $3.2 million and $7.6 million, respectively. During 2010, 2009 and 2008, the Company recognized a gain of approximately $294,000, $841,000 and $105,000, respectively, related to disposal of capital equipment.

NOTE 7. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2010 and 2009 consist of the following (in thousands):

	2010	2009
Accrued employee related costs	$4,237	$877
Accrued restructuring costs	—	250
Accrued development costs	1,528	2,032
Other accrued liabilities	2,838	3,081

	$8,603	$6,240

NOTE 8. COMMITMENTS AND CONTINGENCIES

Real Estate. In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement. Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back, for an initial term of 12 years, its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company entered into a first lease amendment (First Lease Amendment) in December 2008 and a second lease amendment (Second Lease Amendment) in September 2009 (collectively, Amendments). This Lease has been characterized as an operating lease for financial reporting purposes.

Under the terms of the Lease and the Amendments, the Company pays base annual rent (subject to an annual fixed percentage increase) plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance, etc. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $5.7 million. The letter of credit is secured by a deposit of $6.0 million with the same bank, which is carried as restricted cash on the consolidated balance sheet. The Company has the right to extend the Lease for two consecutive ten-year terms and will have the first right of refusal to lease, at market rates, any facilities built on the sold vacant lot. Additionally, the Company had a repurchase right to all of the properties which could have been exercised during the fourth year of the Lease, but this right was subsequently terminated.

At the close of the transaction, in accordance with authoritative guidance, the Company initially deferred the gain on the sale of the building and related vacant parcel due to the repurchase right. The Company also established a long-term liability of $108.7 million, essentially the gross proceeds from the real estate sale, and the conveyed real estate assets remained on the Company’s balance sheet as of December 31, 2007.

Effective December 10, 2008, the Company entered into the First Lease Amendment which provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and also established a mechanism for the Company to terminate its use of the Front Building. The Company continues to occupy the Rear Building.

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

The First Lease Amendment also terminated the Company’s right to repurchase any portion of the facility or real property. As a result of the termination of the repurchase right, during the fourth quarter of 2008, the Company removed from its balance sheet the long-term liability of $108.7 million and the related previously conveyed real estate related assets of $69.6 million. Additionally, in accordance with authoritative guidance, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate. During 2010, 2009 and 2008, the Company recognized $2.9 million, $2.8 million and $3.5 million, respectively, of the deferred gain and will recognize the balance of the deferred gain over the remaining lease term.

As a result of signing the First Lease Amendment and physically vacating the Front Building, the Company triggered a cease-use date for the Front Building and has estimated lease termination costs in accordance with authoritative guidance. Estimated lease termination costs for the Front Building under the First Lease Amendment included the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the remaining lease term net of estimated sublease rental income. During the fourth quarter of 2008, the Company recorded an expense of $15.7 million for the net present value of these estimated lease termination costs. During 2009, the Company increased the liability by $6.0 million in response to the declining economic conditions in San Diego by extending the expected period to lease the Front Building.

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

In December 2010, we entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the sublease, with an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than our financial obligation under our Lease for the Rear Building with DMH as determined on a per square foot basis. Consequently, at December 31, 2010 we were required to record a cease use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in approximately $2.3 million of cease use expense, net of a reversal of associated deferred rent of $173,000, being recorded in December 2010.

The following table sets forth changes to the accrued cease-use liability during 2010 and 2009 (in thousands):

	Years Ended December 31,
	2010	2009
Beginning balance	$11,530	$15,397
Accrued cease use costs	506	5,984
Impact of sublease cease-use charge(1)	2,466	—
Payments	(4,537)	(9,851)

Ending balance	$9,965	$11,530

(1)	Total sublease cease-use expense was offset by the related adjustment to deferred rent of approximately $173,000.

Rent Expense. Rent expense was $6.4 million, $6.5 million and $1.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Rent paid under the leaseback for the facility was treated as interest expense in accordance with authoritative guidance for the period where the repurchase right existed. This charge totaled $7.0 million in 2008. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Lease Commitments. The Company leases its office and research laboratories under an operating lease with an initial term of twelve years, expiring at the end of 2019. The Company is responsible for base rent, rent differential payments related to the Front Building, plus additional operating costs which comprise the estimated minimum lease payments. Additionally, the Company’s facility lease agreement calls for it to maintain $50 million in cash and investments at all times, or to increase the security deposit by $5 million.

As of December 31, 2010, the total estimated future annual minimum lease payments under the Company’s non-cancelable building lease for the years ending after December 31, 2010 are as follows (in thousands):

Payment Amount
2011	$10,224
2012	8,347
2013	7,580
2014	7,792
2015	8,010
Thereafter	34,353

Total future minimum lease payments	$76,306

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

Licensing and Research Agreements. The Company has entered into licensing agreements with various universities and research organizations, which are generally cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the licensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. If all licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $13 million over the lives of these agreements, in addition to royalties on sales of the affected products at rates ranging up to 5%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

Related Party Transactions. The Company has entered into agreements with a research facility for certain technology. A director of the Company is an employee of this research facility. During the years ended December 31, 2010, 2009 and 2008, the Company paid approximately $83,000, $37,000 and $425,000, respectively, to the research facility for this technology.

Litigation. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

NOTE 9. SHARE-BASED COMPENSATION

Share-Based Compensation Plans. The Company grants stock options, restricted stock units and stock bonuses (collectively, share-based compensation) to its employees and directors under the 2003 Incentive Stock Plan, as amended (the 2003 Plan) and grants stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements.

Since 1992, the Company has authorized approximately 15.2 million shares of common stock for issuance pursuant to its amended 1992 Incentive Stock Plan (the 1992 Plan), 1996 Director Option Plan, 1997 Northwest Neurologic, Inc. Restated Incentive Stock Plan, amended 2001 Stock Option Plan (the 2001 Plan), several Employment Commencement Nonstatutory Stock Option Agreements and the 2003 Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock, restricted stock units, and stock bonuses to officers, directors, employees, and consultants of the Company. Currently, all new grants of stock options are made from the 2003 Plan or through Employment Commencement Nonstatutory Stock Option Agreements. As of December 31, 2010, of the 15.2 million shares originally reserved for issuance under the Option Plans, 3.1 million of these shares were originally reserved for issuance pursuant to the terms of the Company’s 1992 Plan, 1996 Director Stock Option Plan and 2001 Plan and would currently be available for issuance but for the Company’s determination in 2003 not to make further grants under these plans; 7.4 million were issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards; 4.3 million were subject to outstanding options and restricted stock units; and 0.4 million remained available for future grant under the 2003 Plan. Share awards made under the 2003 Plan that are later cancelled due to forfeiture or expiration return to the pool available for future grants.

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

Share-Based Compensation. The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
General and administrative expense	$1,573	$3,193	$4,087
Research and development expense	1,560	2,346	3,906

Share-based compensation expense	$3,133	$5,539	$7,993

Authoritative guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

Stock Options. The exercise price of all options granted during the years ended December 31, 2010, 2009 and 2008 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three years ended December 31, 2010:

	Years Ended December 31,
	2010	2009	2008
Risk-free interest rate	2.2%	2.3%	2.7%
Expected volatility of common stock	90%	83%	69%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	4.6 years	5.4 years	4.8 years

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model on the date of grant. The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The Company used the simplified method to compute the expected option term for all options granted during 2008 and 2007 as was permitted by authoritative guidance as the decline in the Company’s stock price had decreased the exercise activity of option holders and there was insufficient historical exercise data to provide a more reasonable basis upon which to estimate expected term. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2010 based on historical experience. The effect of pre-vesting forfeitures for awards with monthly vesting terms has historically been negligible on the Company’s recorded expense. Pre-vesting forfeitures for awards with annual vesting terms were estimated at 0% in 2010 based on historical employee turnover experience. The effect of the restructurings has been excluded from the historical review of employee turnover. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2010, 2009 and 2008, estimated as of the grant date using the Black-Scholes option valuation model, were $1.80, $2.10 and $2.86, respectively.

A summary of the status of the Company’s stock options as of December 31, 2010, 2009 and 2008 and of changes in options outstanding under the plans during the three years ended December 31, 2010 is as follows (in thousands, except for weighted average exercise price data):

	2010		2009		2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	2,809	$21.50	3,598	$21.78	4,144	$23.74
Granted/amended	2,019	2.65	111	3.15	626	4.99
Exercised	(42)	2.93	—	—	(8)	4.17
Canceled	(739)	27.34	(900)	20.37	(1,164)	19.85

Outstanding at December 31	4,047	$11.22	2,809	$21.50	3,598	$21.78

Options outstanding at December 31, 2010 have a weighted average remaining contractual term of 4.6 years.

For the year ended December 31, 2010, share-based compensation expense related to stock options was $1.6 million. As of December 31, 2010, there was approximately $2.5 million of unamortized compensation cost related to stock options. Compensation cost associated with unvested stock option awards as of December 31, 2010 is expected to be recognized over a remaining weighted-average vesting period of 2.0 years. As of December 31, 2010, there were approximately 2.4 million options exercisable with a weighted average exercise price of $17.11 and a weighted-average remaining contractual term of 3.4 years. The total intrinsic value, which is the amount (if any) by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2010, 2009, and 2008 was $187,000, $0, and $13,000, respectively. As of December 31, 2010, the total intrinsic value of options outstanding and exercisable was $3.4 million. Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $124,000, $0 and $33,000, respectively.

On September 10, 2010 and August 28, 2009, the Company entered into Stock Option Cancellation Agreements with certain of its executive officers and directors, pursuant to which certain stock options previously granted to each such executive officer or director, were cancelled in exchange for a nominal payment by the Company of $100 in the aggregate. The Stock Option Cancellation Agreements indicated that other than such nominal payment, the applicable executive officer or director had not received, and would not receive, any additional consideration in exchange for the cancellation of such options. Accordingly, while each such executive officer or director will be eligible to receive future equity grants in connection with the Company’s regular grant practices, no such executive officer or director will receive any future equity award in exchange for the cancellation of such options. The Company recognized no compensation expense in conjunction with the cancellations other than the $100 paid to each optionee because the cancelled options were all fully vested at the time of cancellation.

Restricted Stock Units. Beginning in January 2006, certain employees received restricted stock units under the 2003 Plan. The fair value of restricted stock units is estimated based on the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been based on historical experience of restricted stock awards. As of December 31, 2010, there was approximately $0.2 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a remaining weighted-average vesting period of 0.2 years. For the year ended December 31, 2010, share-based compensation expense related to restricted stock units was $1.5 million. The total intrinsic value of restricted stock units converted into common shares during the years ended December 31, 2010, 2009 and 2008 was $1.0 million, $2.0 million and $1.5 million, respectively. The total intrinsic value of restricted stock units outstanding at December 31, 2010 was $2.2 million based on the Company’s closing stock price on that date.

A summary of the status of the Company’s restricted stock units as of December 31, 2010, 2009, and 2008 and of changes in restricted stock units outstanding under the plan for the three years ended December 31, 2010 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2010		2009		2008
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit
Restricted stock units outstanding at January 1	681	$5.88	1,450	$6.58	1,066	$11.12
Restricted stock units granted	—	—	—	—	1,212	5.07
Restricted stock units cancelled	(11)	5.62	(175)	6.48	(520)	9.55
Restricted stock units converted into common shares	(383)	6.49	(594)	7.42	(308)	11.09

Restricted stock units outstanding at December 31	287	$5.08	681	$5.88	1,450	$6.58

Warrants. The Company has outstanding warrants to purchase 3,940 shares of common stock at $52.05 that expire in December 2012.

The following shares of common stock are reserved for future issuance at December 31, 2010 (in thousands):

Share-based compensation plans	4,697
Warrants	4

Total	4,701

NOTE 10. STOCKHOLDERS’ EQUITY

Equity Financing

In March 2010, the Company completed a public offering of common stock in which it sold approximately 10.5 million shares of its common stock at an offering price of $2.20 per share. The shares were sold pursuant to the Company’s effective shelf registration statement with the Securities and Exchange Commission. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

In December 2009, the Company entered into a privately negotiated transaction to sell approximately 4.8 million shares of its common stock to an institutional investor at a price of $2.09 per share, raising total gross proceeds of approximately $10.0 million. The shares were sold pursuant to the Company’s effective shelf registration statement with the Securities and Exchange Commission. Total stock issuance costs related to this financing were approximately $100,000.

Shelf Registration Statement

In December 2010, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company earlier in that month. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. As of December 31, 2010, the Company had not issued any shares under the CEFF.

NOTE 11. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The adoption of the guidance did not impact the Company’s financial condition, results of operations or cash flows.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2010 or December 31, 2009, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2010.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

At December 31, 2010, the Company had net deferred tax assets of $76.4 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. Although the Company determined that an ownership change had not occurred through September 30, 2010, it is possible that an ownership change occurred subsequent to that date. The Company has not completed an update of its Section 382 analysis subsequent to September 30, 2010. Until this analysis has been updated, the Company has removed the deferred tax assets for net operating losses of $238.0 million and research and development credits of $40.7 million generated through 2010 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. For the year ended 2010, the Company has utilized federal net operating losses of $43.2 million and state research and development credits of $2.6 million to offset potential tax liabilities. Such amounts management believes will not be subject to limitation under Section 382.

At December 31, 2010, the Company had Federal and California income tax net operating loss carry forwards of approximately $606.1 million and $570.7 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2015 and 2016, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $28.8 million and $18.3 million, respectively. The Federal research and development tax credit carry forwards began expiring in 2007 and will continue to expire unless utilized. There were $682,000 of Federal research and development tax credit carryforwards that have expired through 2010. The California research and development tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $257,000, which will carry forward indefinitely. The Company has net operating loss carry forwards related to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are listed below. A valuation allowance of $76.4 million and $61.4 million at December 31, 2010 and 2009, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts are shown in thousands as of December 31, of the respective years (in thousands):

	2010	2009
Deferred tax assets:
Capitalized research and development	$1,100	$1,900
Deferred compensation	—	400
FAS 123R expense	4,400	9,400
Deferred revenue	31,000	5,600
Deferred gain on sales leaseback	12,200	13,400
Intangibles	21,000	23,400
Cease-use expense	4,100	4,700
Fixed assets	200	200
Other	2,400	2,900

Total deferred tax assets	76,400	61,900
Deferred tax liabilities:
Unrealized losses on investments	—	500

Total deferred tax liabilities	—	500

Net deferred tax asset	76,400	61,400
Valuation allowance	(76,400)	(61,400)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2010, 2009 and 2008, due to the following (in thousands):

	2010	2009	2008
Federal income taxes at 35%	$(2,789)	$(17,863)	$(31,014)
State income tax, net of Federal benefit	(177)	(2,935)	(5,095)
Tax effect on non-deductible expenses	5,212	1,586	785
Removal of net operating losses and R&D credits	—	29,708	34,237
Utilization of net operating losses and R&D credits	(16,429)	—	—
Change in valuation allowance	14,521	(7,923)	3,521
Other	(338)	(2,573)	(2,434)

	$—	$—	$—

NOTE 12. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Prior to July 1, 2009, the Company matched 50% of employee contributions up to 6% of eligible compensation, with cliff vesting of the employer match after three years. Effective July 1, 2009, the Company cancelled the matching contribution on the 401(k) Plan. Employer contributions were $0, $0.2 million and $0.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company has reinstated the employer match effective January 1, 2011 on the same terms as prior to July 1, 2009.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2010 and 2009 (unaudited, in thousands, except for loss per share data):

	Year Ended December 31, 2010				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenues	$753	$4,643	$14,448	$13,657	$33,501
Operating expenses	10,922	10,533	11,982	13,786	47,223
Net (loss) income	(8,636)	(5,152)	3,333	2,487	(7,968)
Net (loss) income per share:
Basic	$(0.19)	$(0.09)	$0.06	$0.05	$(0.15)
Diluted	$(0.19)	$(0.09)	$0.06	$0.04	$(0.15)
Shares used in the calculation of net (loss) income per share:
Basic	46,618	54,836	54,844	54,869	52,820
Diluted	46,618	54,836	55,723	56,245	52,820
2009
Revenues	$747	$733	$733	$740	$2,953
Operating expenses	19,871	16,576	10,456	9,720	56,623
Net loss	(19,665)	(15,280)	(8,177)	(7,916)	(51,038)
Net loss per share:
Basic and diluted	$(0.51)	$(0.39)	$(0.21)	$(0.20)	$(1.30)
Shares used in the calculation of net loss per share:
Basic and diluted	38,669	39,046	39,096	39,727	39,137

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Neurocrine Biosciences, Inc.

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neurocrine Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Neurocrine Biosciences, Inc. and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA

February 10, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2010. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description
3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(15)

3.3	Bylaws(1)

3.4	Certificate of Amendment of Bylaws(8)

3.5	Certificate of Amendment to Bylaws(16)

3.6	Certificate of Amendment to Bylaws(25)

4.1	Form of Common Stock Certificate(1)

10.1**	Amended 1992 Incentive Stock Plan(6)

10.2**	1996 Director Option Plan, as amended, and form of stock option agreement(18)

10.3*	Research and License Agreement dated October 15, 1996, between the Company and Eli Lilly and Company(2)

10.4**	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with Amended 1992 Incentive Stock Plan(18)

10.5*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Company(3)

10.6*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Company(4)

10.7*	Collaboration and License Agreement between the Company and Glaxo Group Limited dated July 20, 2001(7)

10.8**	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002(9)

Exhibit Number	Description
10.9**	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement(20)

10.10**	Form of Indemnity Agreement entered into between the Company and its officers and directors(14)

10.11	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and the Company(10)

10.12	Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, the Company and DOV Pharmaceutical, Inc.(10)

10.13	License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc.(10)

10.14**	Employment Commencement Nonstatutory Stock Option Agreement dated October 31, 2005 between the Company and Christopher O’Brien(13)

10.15*	Amendment dated February 7, 2006 to Collaboration and License Agreement between the Company and Glaxo Group Limited(17)

10.16*	License Agreement dated October 31, 2007 between the Company and Dainippon Sumitomo Pharma Co. Ltd.(19)

10.17*	Amendment dated October 29, 2007 to Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Company(19)

10.18	Lease dated December 4, 2007, between the Company and DMH Campus Investors, LLC(12)

10.19	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of DMH Campus Investors, LLC(12)

10.20**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.(11)

10.21**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Margaret E. Valeur-Jensen, Ph.D.(11)

10.22**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Timothy P. Coughlin(11)

10.23**	Amended and Restated Employment Agreement effective August 6, 2007 between the Company and Christopher F. O’Brien M.D.(19)

10.24**	Amended and Restated Employment Agreement effective August 23, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.(19)

10.25**	Amended and Restated Employment Agreement effective August 14, 2007 between the Company and Haig Bozigian, Ph.D.(19)

10.26*	First Amendment to Lease dated December 10, 2008 between the Company and DMH Campus Investors, LLC(21)

10.27	Second Amendment to Lease dated September 25, 2009 between the Company and DMH Campus Investors, LLC(22)

10.28	Common Stock Purchase Agreement dated September 15, 2009 between the Company and Kingsbridge Capital Limited(23)

Exhibit Number	Description
10.29	Registration Rights Agreement dated September 15, 2009 between the Company and Kingsbridge Capital Limited(23)

10.30*	Collaboration and License Agreement dated June 16, 2010 by and between Boehringer Ingelheim International GmbH and the Company(24)

10.31*	Collaboration Agreement dated June 15, 2010 by and between Abbott International Luxembourg S.a.r.l. and the Company(24)

10.32**	Form of Amendment to Employment Agreement for executive officers

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 1997 (Commission File No. 333-03172)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 1999
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 2, 2007
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 16, 2001 (Commission File No. 333-65198)
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 10, 1998
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 4, 2003
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2004
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 10, 2007
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2005
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2009
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2006
(18)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 26, 1998 (Commission File No. 333-57875)
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 11, 2008
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 4, 2009
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 1, 2009
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 15, 2009
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2010
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	Management contract or compensatory plan or arrangement.
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

Date: February 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2011

/s/ Timothy P. Coughlin Timothy P. Coughlin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2011

/s/ Joseph A. Mollica Joseph A. Mollica	Chairman of the Board of Directors	February 10, 2011

/s/ Gary A. Lyons Gary A. Lyons	Director	February 10, 2011

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 10, 2011

/s/ Corinne H. Nevinny Corinne H. Nevinny	Director	February 10, 2011

/s/ Richard F. Pops Richard F. Pops	Director	February 10, 2011

/s/ William H. Rastetter William H. Rastetter	Director	February 10, 2011

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 10, 2011

/s/ Wylie W. Vale Wylie W. Vale	Director	February 10, 2011