Form 10-Q
period 2011-03-31
NEUROCRINE BIOSCIENCES INC
filed 2011-05-03
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 55,200,641 as of April 29, 2011.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,393	$54,051
Short-term investments, available for sale	97,246	72,814
Receivables under collaboration agreements	3,281	4,470
Other current assets	1,664	1,716

Total current assets	126,584	133,051
Property and equipment, net	1,309	1,532
Long-term investments	—	3,739
Restricted cash	6,104	6,102

Total assets	$133,997	$144,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$507	$810
Accrued liabilities	5,887	8,603
Current portion of deferred revenues	36,958	37,026
Current portion of cease-use liability	2,701	3,385
Current portion of deferred gain on sale of real estate	2,975	2,953

Total current liabilities	49,028	52,777
Deferred revenues	27,924	37,162
Deferred gain on sale of real estate	26,288	27,046
Deferred rent	1,512	1,413
Cease-use liability	6,150	6,580
Other liabilities	101	101

Total liabilities	111,003	125,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 55,191,086 as of March 31, 2011 and 54,882,129 as of December 31, 2010	55	55
Additional paid-in capital	782,376	781,607
Accumulated other comprehensive loss	(50)	(48)
Accumulated deficit	(759,387)	(762,269)

Total stockholders’ equity	22,994	19,345

Total liabilities and stockholders’ equity	$133,997	$144,424

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Sponsored research and development	$3,274	$23
Milestones and license fees	9,238	730

Total revenues	12,512	753
Operating expenses:
Research and development	7,317	7,576
General and administrative	3,156	3,199
Cease-use expense	100	147

Total operating expenses	10,573	10,922

Income (loss) from operations	1,939	(10,169)
Other income:
Gain on sale/disposal of assets	80	115
Deferred gain on real estate	736	715
Investment income, net	119	679
Other income, net	8	24

Total other income	943	1,533

Net income (loss)	$2,882	$(8,636)

Net income (loss) per common share:
Basic	$0.05	$(0.19)
Diluted	$0.05	$(0.19)

Shares used in the calculation of net income (loss) per common share:
Basic	54,983	46,618
Diluted	56,114	46,618

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,882	$(8,636)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	240	428
Gain on sale of assets	(816)	(830)
Realized gain on sale of auction rate securities	—	(555)
Cease-use expense	100	147
Deferred revenues	(9,306)	(746)
Deferred rent	99	173
Amortization of premiums on investments	501	—
Non-cash share-based compensation expense	712	559
Change in operating assets and liabilities:
Accounts receivable and other assets	1,241	(167)
Accounts payable and accrued liabilities	(3,019)	(1,461)
Cease-use liability	(1,214)	(1,145)
Other liabilities	—	45

Net cash used in operating activities	(8,580)	(12,188)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(50,649)	—
Sales and maturities of investments	29,453	5,580
Deposits and restricted cash	(2)	(2)
Proceeds from sales of property and equipment	83	146
Purchases of property and equipment	(20)	—

Net cash (used in) provided by investing activities	(21,135)	5,724
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	57	21,359

Net cash provided by financing activities	57	21,359

Net (decrease) increase in cash and cash equivalents	(29,658)	14,895
Cash and cash equivalents at beginning of the period	54,051	37,329

Cash and cash equivalents at end of the period	$24,393	$52,224

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia and other neurological and endocrine-related diseases and disorders. While the Company independently develops many of its product candidates, Neurocrine has entered into collaborations for six of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Recently Issued Accounting Standards. In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on the Company’s results of operations for the three months ended March 31, 2011.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

2. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Revenue Recognition Policy. Revenues under collaborative agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Prior to the revised multiple element guidance adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. If and when the Company enters into a new collaboration or materially modifies an existing collaboration, the Company will be required to apply the new multiple element guidance. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. During the three months ended March 31, 2011, the Company recorded revenues of $7.3 million in amortization of up-front license fees and $2.9 million in sponsored research and development related to the Abbott agreement. In addition, at March 31, 2011 the Company had $50.8 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, and is currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make additional preclinical milestone payments of up to approximately $3 million and clinical development and commercial milestone payments of up to approximately $223 million. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the period. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company. The Company’s participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee, which is expected to be through June 2012. During the three months ended March 31, 2011, the Company recorded revenues of $1.3 million in amortization of up-front license fees and $0.4 million in sponsored research related to the Boehringer Ingelheim agreement. At March 31, 2011, the Company had $6.0 million of deferred license fees related to the Boehringer Ingelheim agreement, which is being amortized over the collaborative research period of the agreement.

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

Investments consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Certificates of deposit	$3,598	$2,397
Commercial paper	40,664	27,650
Securities of government-sponsored entities	—	4,498
Corporate debt securities	52,984	42,008

Total investments	$97,246	$76,553

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$3,600	$—	$(2)	$3,598
Commercial paper	Less than 1	40,661	9	(6)	40,664
Corporate debt securities	Less than 1	53,035	6	(57)	52,984

Total available-for-sale securities (2)		$97,296	$15	$(65)	$97,246

December 31, 2010:
Classified as current assets:
Certificates of deposit	Less than 1	$2,160	$—	$(3)	$2,157
Commercial paper	Less than 1	27,657	1	(8)	27,650
Securities of government-sponsored entities	Less than 1	$2,000	—	(2)	1,998
Corporate debt securities	Less than 1	41,047	5	(43)	41,009

Total short-term available-for-sale securities		$72,864	$6	$(56)	$72,814

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$—	$—	$240
Securities of government-sponsored entities	1 to 2	2,500	—	—	2,500
Corporate debt securities	1 to 2	997	2	—	999

Total long-term available-for-sale securities		$3,737	$2	$—	$3,739

(1)	Unrealized gains and losses are included in other comprehensive income.
(2)	The Company did not hold any long-term available-for-sale securities at March 31, 2011.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2011:
Certificates of deposit	$3,118	$(2)	$—	$—	$3,118	$(2)
Commercial paper	14,474	(6)	—	—	14,474	(6)
Corporate debt securities	45,779	(57)	—	—	45,779	(57)

Total	$63,371	$(65)	$—	$—	$63,371	$(65)
December 31, 2010:
Certificates of deposit	$2,157	$(3)	$—	$—	$2,157	$(3)
Commercial paper	25,150	(8)	—	—	25,150	(8)
Securities of government-sponsored entities	1,998	(2)	—	—	1,998	(2)
Corporate debt securities	35,166	(43)	$—	$—	35,166	(43)

Total	$64,471	$(56)	$—	$—	$64,471	$(56)

4. AUCTION RATE SECURITIES

During the three months ended March 31, 2010, the Company sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million. As part of this sale, the Company recognized a one-time gain on the sale of approximately $0.5 million in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2010.

5. FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s assets which are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011:
Classified as current assets:
Cash and money market funds	$25.5	$25.5	$—	$—
Certificates of deposit	3.8	—	3.8	—
Commercial paper	40.7	—	40.7	—
Corporate bonds	57.8	—	57.8	—

Total	127.8	25.5	102.3	—
Less cash, cash equivalents and restricted cash	(30.5)	(25.5)	(5.0)	—

Total short-term investments(1)	$97.3	$—	$97.3	$—

December 31, 2010:
Classified as current assets:
Cash and money market funds	$56.4	$56.4	$—	$—
Certificates of deposit	2.2	—	2.2	—
Commercial paper	27.6	—	27.6	—
Securities of government-sponsored entities	2.0	—	2.0	—
Corporate bonds	44.8	—	44.8	—

Total	133.0	56.4	76.6	—
Less cash, cash equivalents and restricted cash	(60.2)	(56.4)	(3.8)	—

Short-term investments	72.8	—	72.8	—
Classified as non-current assets:
Certificates of deposit	0.2	—	0.2	—
Securities of government-sponsored entities	2.5	—	2.5	—
Corporate bonds	1.0	—	1.0	—

Total	$76.5	$—	$76.5	$—

(1)	The Company did not hold any long-term available-for-sale securities at March 31, 2011.

6. SHARE-BASED COMPENSATION

The Company’s net income (loss) for the three months ended March 31, 2011 and 2010 included $0.7 million and $0.6 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of March 31, 2011, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $2.0 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2011	2010
General and administrative	$0.3	$0.3
Research and development	0.4	0.3

Total share-based compensation expense	$0.7	$0.6

During the three months ended March 31, 2011, stock options for approximately 22,000 shares of the Company’s common stock were exercised. The cash received by the Company from stock option exercises during the three months ended March 31, 2011 was approximately $57,000. There were no stock option exercises during the three months ended March 31, 2010. The Company issued approximately 0.3 million and 0.4 million shares of common stock pursuant to the vesting of restricted stock units (RSUs) during the three months ended March 31, 2011 and 2010, respectively.

Stock Option Assumptions

The Company granted 10,000 and 25,000 stock options during the three months ended March 31, 2011 and 2010, respectively. The exercise price of all stock options granted during the three months ended March 31, 2011 and 2010 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
Risk-free interest rate	2.0%		2.3%
Expected volatility of common stock	78.4%		84.7%
Dividend yield	0.0%		0.0%
Expected option term	4.5 yea	rs	5.4 yea	rs

The Company estimates forfeiture rates for stock options based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

7. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In March 2010, the Company completed a public offering of common stock in which the Company sold approximately 10.5 million shares of its common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. The CEFF will expire on September 15, 2012 unless otherwise terminated pursuant to the terms of the CEFF. As of March 31, 2011, the Company had not issued any shares under the CEFF.

8. REAL ESTATE

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

The Company initially deferred the gain on the sale of its facility and associated real property due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, which represented the gross proceeds from the real estate sale. The First Lease Amendment terminated the repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the Lease. During each of the three month periods ended March 31, 2011 and 2010, the Company recognized $0.7 million of the deferred gain and will recognize the balance of the deferred gain over the remaining term of the Lease.

In December 2008, the Company entered into the First Lease Amendment which provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and establishes a mechanism for the Company to terminate its use of the Front Building. The Company continues to occupy the Rear Building except the portion of the Rear Building that is subleased as discussed below.

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

As a result of signing the First Lease Amendment and physically vacating the Front Building, the Company triggered a cease-use date for the Front Building and has estimated lease termination costs in accordance with authoritative guidance. Estimated lease termination costs for the Front Building under the First Lease Amendment included the net present value of future minimum lease payments, taxes, insurance, construction, and maintenance costs from the cease-use date to the end of the Lease, net of estimated sublease rental income. During the fourth quarter of 2008, the Company recorded an expense of $15.7 million for the net present value of these estimated lease termination costs. During 2009, the Company increased the liability by approximately $6.0 million in response to the declining economic conditions in San Diego by extending the expected period to sublease the Front Building.

In September 2009, the Company and DMH entered into the Second Lease Amendment. The Second Lease Amendment obligated the Company to vacate the Front Building and make an immediate payment of $4.0 million to DMH as an initial release fee, which was paid in October 2009. The Company continues to occupy the entire Rear Building except the portion of the Rear Building that is subleased as discussed below. Upon payment of the initial release fee, the Company was released from its obligations with respect to the Front Building, except with respect to 1) certain indemnity obligations for events prior to the payment of the initial release fee, 2) certain operating expenses for the Front Building in accordance with the terms of the Lease through July 2011, and 3) 50% of tenant improvement costs between $65 and $100 per square foot in connection with initial leases between DMH and other third parties for space in the Front Building. As of December 31, 2009, the Company had completely satisfied its obligation with respect to payment of tenant improvement costs. Pursuant to the Second Lease Amendment, the Company is also obligated to pay DMH an amount equivalent to the rent on the Front Building through July 2011 and then approximately $44,000 per month beginning in August 2011 through December 2019 as a rent differential payment for the Front Building, which such rent differential amounts may be prepaid by the Company in its sole discretion. Should the Company be in monetary default under the Lease beyond the normal cure periods and prior to repaying the entire rent differential balance, the rent differential payment will double.

In December 2010, the Company concurrently entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building and triggered a cease-use date for the subleased space. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease, with an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease-use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in approximately $2.3 million of cease-use expense, net of a reversal of associated deferred rent of $0.2 million, recorded in December 2010.

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Beginning balance at January 1	$9,965	$11,530
Accrued cease use costs	100	147
Payments	(1,214)	(1,145)

Ending balance at March 31	$8,851	$10,532

9. EARNINGS (LOSS) PER COMMON SHARE

The Company computes net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, were excluded from historical diluted income (loss) per share because of their anti-dilutive effect. For the first quarter of 2011, the Company realized net income of $2.9 million. This resulted in the addition of 1.1 million of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for the three months ended March 31, 2011. Options to purchase 1.5 million shares of common stock were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company’s net income (loss) and changes in equity during the period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive income (loss) consist of the net income (loss) and unrealized gains and losses on available-for-sale investments. For the three months ended March 31, 2011 and 2010, comprehensive income (loss) was $2.9 million and $(9.2) million, respectively.

11. RESEARCH AND DEVELOPMENT

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

12. INCOME TAXES

In January 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There were no unrecognized tax benefits included in the Company’s balance sheet as of March 31, 2011 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2010 or at March 31, 2011, and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the first three months of 2011.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

At December 31, 2010, the Company had net deferred tax assets of $76.4 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to a substantial annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that could occur in the future. The Company completed the IRC Section 382 analysis through December 31, 2010 and concluded that an ownership change had not occurred through December 31, 2010. Although the Company determined that an ownership change had not occurred through December 31, 2010, it is possible that an ownership change occurred subsequent to that date. The Company is in the process of updating its IRC Section 382 analysis subsequent to December 31, 2010. Until this analysis has been completed, the Company has removed the deferred tax assets for net operating losses of $238.0 million and research and development credits of $0.7 million generated through 2010 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. Due to the existence of the full valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate. Any future ownership changes could limit the Company’s ability to fully utilize net operating losses and research and development credit carryforwards.

13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2010 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of March 31, 2011, we had an accumulated deficit of $759.4 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis that is partnered with Abbott.

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott are working jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance the GnRH compounds toward commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. For the three months ended March 31, 2011, we recorded revenues of $7.3 million in amortization of up-front license fees and $2.9 million in sponsored research and development related to the collaboration with Abbott. In addition, at March 31, 2011 we had $50.8 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, and we are currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make additional preclinical milestone payments of up to approximately $3 million and clinical development and commercial milestone payments of up to approximately $223 million. We have assessed the milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our performance or upon the occurrence of a specific outcome resulting in our performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the period. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. During the three months ended March 31, 2011, we recorded revenues of $1.3 million in amortization of up-front license fees and $0.4 million in sponsored research and development related to the collaboration with Boehringer Ingelheim. At March 31, 2011 we had $6.0 million of deferred license fees related to the Boehhringer Ingelheim agreement, which is being be amortized over the collaborative research period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (research and development expense), share-based compensation, lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition. Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Prior to the revised multiple element guidance we adopted on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned are classified as deferred revenue and recognized as income over the contract or development period. If and when we enter into a new collaboration or materially modify an existing collaboration, we will be required to apply the new multiple element guidance. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

Research and Development Expense. Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing research and development efforts. Other research and development expenses mainly represent lab supply expenses, scientific consulting expenses and other expenses.

Asset Impairment. In accordance with authoritative guidance, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the estimated fair value of the asset, which is generally determined based on the present value of the expected future cash flows. We have determined that no impairment exists on our long-lived assets.

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2003 Incentive Stock Plan, as amended (the 2003 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2003 Plan. Additionally, we have outstanding stock options that were granted under option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for each of the three months ended March 31, 2011 and 2010 was $0.7 million and $0.6 million, respectively. As of March 31, 2011, all of our previously granted RSUs had vested and therefore all related share-based compensation expense has been recognized.

Stock option awards and RSUs generally vest over a three year period and the related expense is ratably recognized over the same time period. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized pursuant to authoritative guidance, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.

We estimate the fair value of stock options and other equity-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions, including, but not limited to, the expected term of stock options, interest rates and our expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In millions)
Revenues under collaboration agreements:
Abbott	$10.1	$—
GlaxoSmithKline (GSK)	0.1	0.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	1.6	—

Total revenues	$12.5	$0.8

Revenues for the first quarter of 2011 were $12.5 million, compared to $0.8 million for the same period in 2010. The increase in revenue was due to continued revenue recognition under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively, which were both entered into during June 2010. During the first quarter of 2011 we recognized revenue of $8.5 million from amortization of up-front license fees and $3.2 million resulting from sponsored research and development reimbursement under these two agreements. During the first quarter of both 2011 and 2010, we recognized $0.7 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.

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

The following table presents our total research and development expenses by category during the periods presented:

	Three Months Ended March 31,
	2011	2010
	(In millions)
External development expense:
Elagolix	$1.1	$2.2
VMAT2	0.8	0.1

Total external development expense	1.9	2.3
R&D personnel expense	3.1	2.5
R&D facility and depreciation expense	1.6	1.8
Other R&D expense	0.7	1.0

Total research and development expense	$7.3	$7.6

The $0.3 million decrease in research and development expense from 2010 to 2011 was primarily due to a decrease in our external development expenses related to elagolix, offset by an increase in our VMAT2 related expenses as this program progressed from Phase I to Phase II. Additionally, personnel related expense increased due to headcount, benefits expense and share-based compensation expense.

General and Administrative

General and administrative expenses remained consistent at $3.2 million for the first quarter of 2011 and 2010.

Other income and (expense)

Other income and (expense) decreased to $0.9 million in the first quarter of 2011 compared with $1.5 million during the same period in 2010. The decrease in other income from 2010 to 2011 resulted primarily from a $0.5 million realized gain on the sale and redemption of auction rate securities in the first three months of 2010.

Our net income for the first quarter of 2011 was $2.9 million, or $0.05 per share, compared to a net loss of $8.6 million, or $(0.19) per share, during the same period in 2010. The increase in net income from 2010 to 2011 was a result of the revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first quarter of 2011 was $8.6 million compared with $12.2 million during the same period in 2010. The $3.6 million decrease in cash used in operating activities is primarily related to the revenue recognized under the Abbott and Boehringer Ingelheim collaboration agreements which were entered into in June 2010.

Net cash (used in) provided by investing activities during the first quarter of 2011 was $(21.1) million compared to $5.7 million for the first three months of 2010. The fluctuation in net cash (used in) provided by investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first quarter of 2011 was $0.1 million compared to $21.4 million during the same period in 2010. The $21.3 million change in cash provided by financing activities was due to net proceeds of $21.4 million from our public offering of common stock in March 2010.

At March 31, 2011, our cash, cash equivalents, and investments totaled $121.6 million compared with $130.6 million at December 31, 2010.

Equity Financing. In March 2010, we completed a public offering of common stock in which we sold approximately 10.5 million shares of our common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of March 31, 2011, we had not issued any shares under the CEFF.

Shelf Registration Statement. In December 2010, the Securities and Exchange Commission (SEC) declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on March 31, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three months ended March 31, 2011.

Effective January 1, 2011, we adopted the FASB’s revised the authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had and is not expected to have a material impact on our results of operations as it is consistent with its historical practice of milestone revenue recognition.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Risks Related to Our Company

* Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our GnRH program, any of the clinical, regulatory or operational events described above could delay timelines for initiation of our Phase III program, completion of the Phase III program and ultimate filings for regulatory approvals. With respect to our lead Corticotropin Releasing Factor (CRF1) receptor antagonist 561679, while academic collaborative clinical trials are ongoing to evaluate its effects in post-traumatic stress disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing 561679 in patients experiencing a major depressive episode revealed no benefit of 561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

*We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $8.0 million and $51.0 million for the years ended December 31, 2010 and 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $759.4 million as of March 31, 2011. While we expect to be profitable for the year ending December 31, 2011, we do not expect to be operating cash flow positive in 2011 nor do we expect to remain profitable for the foreseeable future after 2011.

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

The process of preparing and resubmitting the NDA for indiplon would require significant resources and could be time consuming and subject to unanticipated delays and cost. As a result of the 2007 FDA Approvable Letter, there is a significant amount of uncertainty regarding the future development of indiplon. Should the NDA be refiled, the FDA could again refuse to approve the NDA, or could still require additional data analysis or clinical trials, which would require substantial expenditures by us and would further delay the approval process. Even if our indiplon NDA is approved, the FDA may determine that our data do not support elements of the labeling we have requested. In such a case, the labeling actually granted by the FDA could limit the commercial success of the product. The FDA could require Phase IV, or post-marketing, trials to study the long-term effects of indiplon and could withdraw its approval based on the results of those trials. The FDA could also require a Risk Evaluation and Mitigation Strategy program for indiplon that could limit the commercial success of the product. We face the risk that for any of the reasons described above, as well as other reasons set forth herein, indiplon may never be approved by the FDA or commercialized anywhere in the world.

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

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceuticals, Inc. In addition, we license some of the core technologies used in our research and development activities and collaborations from third parties, including the CRF receptor we license from The Salk Institute and use in our CRF1 program, urocortin 2 which we license from Research Development Foundation, and the GnRH receptor we license from Mount Sinai School of Medicine and use in our elagolix program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

Dated: May 3, 2011	/s/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)