Form 10-Q
period 2011-06-30
NEUROCRINE BIOSCIENCES INC
filed 2011-07-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 55,239,196 as of July 22, 2011.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$18,838	$54,051
Short-term investments, available for sale	96,322	72,814
Receivables under collaboration agreements	2,912	4,470
Other current assets	1,966	1,716

Total current assets	120,038	133,051
Property and equipment, net	1,263	1,532
Long-term investments	—	3,739
Restricted cash	6,104	6,102

Total assets	$127,405	$144,424

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$932	$810
Accrued liabilities	7,314	8,603
Current portion of deferred revenues	36,743	37,026
Current portion of cease-use liability	2,004	3,385
Current portion of deferred gain on sale of real estate	2,997	2,953

Total current liabilities	49,990	52,777
Deferred revenues	18,895	37,162
Deferred gain on sale of real estate	25,529	27,046
Deferred rent	1,628	1,413
Cease-use liability	5,704	6,580
Other liabilities	101	101

Total liabilities	101,847	125,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 55,236,896 as of June 30, 2011 and 54,882,129 as of December 31, 2010	55	55
Additional paid-in capital	782,933	781,607
Accumulated other comprehensive loss	(19)	(48)
Accumulated deficit	(757,411)	(762,269)

Total stockholders’ equity	25,558	19,345

Total liabilities and stockholders’ equity	$127,405	$144,424

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Sponsored research and development	$2,919	$1,286	$6,193	$1,309
Milestones and license fees	9,238	3,357	18,476	4,087

Total revenues	12,157	4,643	24,669	5,396
Operating expenses:
Research and development	8,176	7,283	15,493	14,859
General and administrative	2,809	3,116	5,965	6,315
Cease-use expense	76	134	176	281

Total operating expenses	11,061	10,533	21,634	21,455

Income (loss) from operations	1,096	(5,890)	3,035	(16,059)
Other income:
Gain on sale/disposal of assets	18	53	98	168
Deferred gain on real estate	737	715	1,473	1,430
Investment income and (expense), net	120	(65)	239	614
Other income, net	5	35	13	59

Total other income	880	738	1,823	2,271

Net income (loss)	$1,976	$(5,152)	$4,858	$(13,788)

Net income (loss) per common share:
Basic	$0.04	$(0.09)	$0.09	$(0.27)

Diluted	$0.04	$(0.09)	$0.09	$(0.27)

Shares used in the calculation of net income (loss) per common share:
Basic	55,209	54,836	55,097	50,750

Diluted	56,434	54,836	56,276	50,750

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,858	$(13,788)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	414	788
Gain on sale of assets	(98)	(168)
Realized loss on sale of investments	—	186
Realized gain on sale of auction rate securities	—	(591)
Cease-use expense	176	281
Deferred revenues	(18,550)	70,890
Deferred gain on sale of real estate	(1,473)	(1,429)
Deferred rent	215	346
Amortization of premiums on investments	1,153	198
Non-cash share-based compensation expense	1,107	1,402
Change in operating assets and liabilities:
Accounts receivable and other assets	1,308	(465)
Accounts payable and accrued liabilities	(1,167)	(616)
Cease-use liability	(2,433)	(2,268)
Other liabilities	—	(1,436)

Net cash (used in) provided by operating activities	(14,490)	53,330
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(75,879)	(26,722)
Sales and maturities of investments	54,986	9,835
Deposits and restricted cash	(2)	(4)
Proceeds from sales of property and equipment	101	207
Purchases of property and equipment	(148)	(217)

Net cash used in investing activities	(20,942)	(16,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	219	21,362

Net cash provided by financing activities	219	21,362

Net (decrease) increase in cash and cash equivalents	(35,213)	57,791
Cash and cash equivalents at beginning of the period	54,051	37,329

Cash and cash equivalents at end of the period	$18,838	$95,120

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

Impact of Recently Issued Accounting Standards. In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations or materially modify any existing collaborations during the first six months of the year, adoption of this guidance had no impact on the Company’s results of operations for the three and six months ended June 30, 2011.

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

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

Research and Development Expense. Research and development (R&D) expense consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates can be made of the costs applicable to various stages of a research agreement or clinical trial. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in significant changes to the Company’s results of operations.

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

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. During the three and six months ended June 30, 2011, the Company recorded revenues of $7.3 million and $14.5 million in amortization of up-front license fees, respectively. The Company also recorded $2.5 million and $5.4 million in sponsored research and development related to the Abbott agreement during the three and six months ended June 30, 2011, respectively. In addition, at June 30, 2011 the Company had $43.5 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, and is currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make additional preclinical milestone payments of up to approximately $3 million and clinical development and commercial milestone payments of up to approximately $223 million. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company. The Company’s participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee, which is expected to be through June 2012. During the three and six months ended June 30, 2011, the Company recorded revenues of $1.3 million and $2.5 million in amortization of up-front license fees, respectively. The Company also recorded $0.4 million and $0.8 million in sponsored research and development related to the Boehringer Ingelheim agreement during the three and six months ended June 30, 2011, respectively. In addition, at June 30, 2011, the Company had $4.8 million of deferred license fees related to the Boehringer Ingelheim agreement, which is being amortized over the collaborative research period of the agreement.

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

Investments consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Certificates of deposit	$3,599	$2,397
Commercial paper	33,461	27,650
Securities of government-sponsored entities	—	4,498
Corporate debt securities	59,262	42,008

Total investments	$96,322	$76,553

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$3,600	$—	$(1)	$3,599
Commercial paper	Less than 1	33,454	10	(3)	33,461
Corporate debt securities	Less than 1	59,287	19	(44)	59,262

Total available-for-sale securities (2)		$96,341	$29	$(48)	$96,322

December 31, 2010:
Classified as current assets:
Certificates of deposit	Less than 1	$2,160	$—	$(3)	$2,157
Commercial paper	Less than 1	27,657	1	(8)	27,650
Securities of government-sponsored entities	Less than 1	2,000	—	(2)	1,998
Corporate debt securities	Less than 1	41,047	5	(43)	41,009

Total short-term available-for-sale securities		$72,864	$6	$(56)	$72,814

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$—	$—	$240
Securities of government-sponsored entities	1 to 2	2,500	—	—	2,500
Corporate debt securities	1 to 2	997	2	—	999

Total long-term available-for-sale securities		$3,737	$2	$—	$3,739

(1)	Unrealized gains and losses are included in other comprehensive income.
(2)	The Company did not hold any long-term available-for-sale securities at June 30, 2011.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2011:
Certificates of deposit	$3,119	$(1)	$—	$—	$3,119	$(1)
Commercial paper	9,982	(3)	—	—	9,982	(3)
Corporate debt securities	48,226	(44)	—	—	48,226	(44)

Total	$61,327	$(48)	$—	$—	$61,327	$(48)
December 31, 2010:
Certificates of deposit	$2,157	$(3)	$—	$—	$2,157	$(3)
Commercial paper	25,150	(8)	—	—	25,150	(8)
Securities of government-sponsored entities	1,998	(2)	—	—	1,998	(2)
Corporate debt securities	35,166	(43)	$—	$—	35,166	(43)

Total	$64,471	$(56)	$—	$—	$64,471	$(56)

4. AUCTION RATE SECURITIES

During the six months ended June 30, 2010, the Company sold one auction rate security which had a par value of $4.0 million for approximately $3.1 million. As part of this sale, the Company recognized a one-time gain on the sale of approximately $0.5 million in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2010.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs include quoted prices for similar instruments in active markets and/or quoted prices for identical or similar instruments in markets that are not active near the measurement date; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s assets which are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011:
Classified as current assets:
Cash and money market funds	$23.2	$23.2	$—	$—
Certificates of deposit	3.6	—	3.6	—
Commercial paper	33.5	—	33.5	—
Corporate bonds	60.9	—	60.9	—

Total	121.2	23.2	98.0	—
Less cash, cash equivalents and restricted cash	(24.9)	(23.2)	(1.7)	—

Total short-term investments(1)	$96.3	$—	$96.3	$—

December 31, 2010:
Classified as current assets:
Cash and money market funds	$56.4	$56.4	$—	$—
Certificates of deposit	2.2	—	2.2	—
Commercial paper	27.6	—	27.6	—
Securities of government-sponsored entities	2.0	—	2.0	—
Corporate bonds	44.8	—	44.8	—

Total	133.0	56.4	76.6	—
Less cash, cash equivalents and restricted cash	(60.2)	(56.4)	(3.8)	—

Short-term investments	72.8	—	72.8	—
Classified as non-current assets:
Certificates of deposit	0.2	—	0.2	—
Securities of government-sponsored entities	2.5	—	2.5	—
Corporate bonds	1.0	—	1.0	—

Total	$76.5	$—	$76.5	$—

(1)	The Company did not hold any long-term available-for-sale securities at June 30, 2011.

6. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

On May 25, 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan of (the 2011 Plan) pursuant to which 5,500,000 shares of Company common stock were reserved for future issuance. The 2011 Plan is the successor to the Company’s 2003 Incentive Stock Plan, 2001 Stock Option Plan, 1997 Incentive Stock Plan, 1996 Director Stock Option Plan and 1992 Incentive Stock Plan (together, the Prior Plans). Although we no longer grant equity awards under the Prior Plans, all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans, as applicable.

The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, as well as performance cash awards.

Stock Option Assumptions

The Company granted stock options to purchase 155,000 and 2.0 million shares of the Company’s common stock during the six months ended June 30, 2011 and 2010, respectively. The exercise price of all stock options granted during the six months ended June 30, 2011 and 2010 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
Risk-free interest rate	1.9%		2.3%		1.9%		2.3%
Expected volatility of common stock	85.4%		90.1%		85.0%		90.0%
Dividend yield	0.0%		0.0%		0.0%		0.0%
Expected option term	5.2 yea	rs	4.5 yea	rs	5.2 yea	rs	4.6 yea	rs

The Company estimates forfeiture rates for stock options based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

Share-based Compensation Expense

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
General and administrative	$0.2	$0.4	$0.6	$0.7
Research and development	0.2	$0.4	$0.5	$0.7

Total share-based compensation expense	$0.4	$0.8	$1.1	$1.4

As of June 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $2.3 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Common Stock Activity

During the six months ended June 30, 2011, stock options for approximately 68,000 shares of the Company’s common stock were exercised for cash of approximately $219,000. The Company issued approximately 0.3 million and 0.4 million shares of common stock pursuant to the vesting of restricted stock units (RSUs) during the six months ended June 30, 2011 and 2010, respectively.

In March 2010, the Company completed a public offering of common stock in which the Company sold approximately 10.5 million shares of its common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. The CEFF will expire on September 15, 2012 unless otherwise terminated pursuant to the terms of the CEFF. As of June 30, 2011, the Company had not issued any shares under the CEFF.

7. REAL ESTATE

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

The Company initially deferred the gain on the sale of its facility and associated real property due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, which represented the gross proceeds from the real estate sale. The First Lease Amendment terminated the repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the Lease. The Company recognized $0.7 million of the deferred gain during each of the three months ended June 30, 2011 and 2010. During the six month periods ending June 30, 2011 and 2010, the Company recognized $1.5 million and $1.4 million, respectively, of the deferred gain and will recognize the balance of the deferred gain over the remaining term of the Lease.

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

In December 2010, the Company concurrently entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building and triggered a cease-use date for the subleased space. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease, with an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease-use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in approximately $2.3 million of cease-use expense, recorded as a separate line item on the condensed consolidated statement of operations, net of a reversal of associated deferred rent of $0.2 million, recorded in December 2010.

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Beginning balance	$8,851	$10,532	$9,965	$11,530
Accrued cease use costs	76	134	176	281
Payments	(1,219)	(1,123)	(2,433)	(2,268)

Ending balance	$7,708	$9,543	$7,708	$9,543

8. EARNINGS (LOSS) PER COMMON SHARE

The Company computes net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, were excluded from historical diluted income (loss) per share because of their anti-dilutive effect. For the three and six months ended June 30, 2011, the Company realized net income of $2.0 million and $4.9 million, respectively. This resulted in the addition of 1.2 million of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for the three and six months ended June 30, 2011. Options to purchase approximately 1.3 million shares of common stock were outstanding during the three and six months ended June 30, 2011 but were not included in the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares.

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company’s net income (loss) and changes in equity during the period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive income (loss) consist of the net income (loss) and unrealized gains and losses on available-for-sale investments. For the three months ended June 30, 2011 and 2010, comprehensive income (loss) was $2.0 million and $(5.2) million, respectively. For the six months ended June 30, 2011 and 2010, comprehensive income (loss) was $4.9 million and $(14.3) million, respectively.

10. INCOME TAXES

In January 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There were no unrecognized tax benefits included in the Company’s condensed consolidated balance sheet as of June 30, 2011 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at December 31, 2010 or at June 30, 2011, and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the first six months of 2011.

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

11. SUBSEQUENT EVENTS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2010 and the three months ended March 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of June 30, 2011, we had an accumulated deficit of $757.4 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis that is partnered with Abbott.

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott are working jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development, regulatory and commercial milestone payments of up to approximately $530 million. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance the GnRH compounds toward commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. During the three and six months ended June 30, 2011 and 2010, revenues recorded related to the collaboration with Abbott were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues recognized under the Abbott collaboration agreement:
Amortization of up-front license fees	$7.3	$2.4	$14.5	$2.4
Sponsored research and development	$2.5	$1.2	$5.4	$1.2

In addition, at June 30, 2011 we had $43.5 million of deferred revenue related to the Abbott agreement, which is being amortized over the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, and we are currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make additional preclinical milestone payments of up to approximately $3 million and clinical development and commercial milestone payments of up to approximately $223 million. We have assessed the milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our performance or upon the occurrence of a specific outcome resulting in our performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the period. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. During the three and six months ended June 30, 2011 and 2010, revenues recorded related to the collaboration with Boehringer Ingelheim were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues recognized under the Boehringer Ingelheim collaboration agreement:
Amortization of up-front license fees	$1.3	$0.2	$2.5	$0.2
Sponsored research and development	$0.4	$0.1	$0.8	$0.1

At June, 2011, we had $4.8 million of deferred license fees related to the Boehhringer Ingelheim agreement, which is being amortized over the collaborative research period.

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

Share-based Compensation. On May 25, 2011, we adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 5,500,000 shares of Company common stock were reserved for future issuance. The 2011 Plan is the successor to our 2003 Incentive Stock Plan, 2001 Stock Option Plan, 1997 Incentive Stock Plan, 1996 Director Stock Option Plan and 1992 Incentive Stock Plan (together, the Prior Plans). We grant stock options to purchase our common stock to our employees and directors under our 2011 Plan, and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under the Prior Plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for each of the three months ended June 30, 2011 and 2010 was $0.4 million and $0.8 million, respectively. For the six months ended June 30, 2011 and 2010, share-based compensation expense recognized in accordance with authoritative guidance was $1.1 million and $1.4 million, respectively. As of March 31, 2011, all of our previously granted RSUs had vested and therefore all related share-based compensation expense has been recognized.

Stock option awards generally vest over a three year period and the related expense is ratably recognized over the same time period. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized pursuant to authoritative guidance, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.

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

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended June 30,
	2011	2010
	(In millions)
Revenues under collaboration agreements:
Abbott	$9.8	$3.6
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	1.7	0.3

Total revenues	$12.2	$4.6

The $7.6 million increase in second quarter revenue from 2010 to 2011 was attributable to continued revenue recognition under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively. Both of these collaboration agreements were entered into during June 2010. During the second quarter of 2011 we recognized revenue of $8.6 million from the amortization of up-front license fees under these two agreements compared to $2.6 million for the second quarter of 2010. Additionally, during the second quarter of 2011, we recognized $2.9 million in revenue from sponsored research and development reimbursement under these two agreements compared to $1.3 million during the same period in 2010.

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

The following table presents our total research and development expenses by category during the periods presented:

	Three Months Ended June 30,
	2011	2010
	(In millions)
External development expense:
Elagolix	$1.4	$1.9
VMAT2	0.8	0.6

Total external development expense	2.2	2.5
R&D personnel expense	2.8	2.6
R&D facility and depreciation expense	1.6	1.7
Other R&D expense	1.6	0.5

Total research and development expense	$8.2	$7.3

The $0.9 million increase in research and development expense from 2010 to 2011 was primarily due to an increase in external expenses related to our scientific advisory board activity and scientific consultants utilized to advise on multiple programs, coupled with increased laboratory related costs for basic research. In addition, our external development expenses decreased as elagolix work continued to transition to Abbott. This was partially offset by an increase in our VMAT2 related expenses which continues Phase II development. Salary and benefit related expenses increased due to higher R&D headcount, partially offset by lower share-based compensation expense for the second quarter of 2011.

General and Administrative

General and administrative expenses decreased to $2.8 million in the second quarter of 2011 compared with $3.1 million during the same period in 2010. The decrease in expense can be primarily attributed to lower facility overhead costs due in part to subleasing activity.

Other Income

Other income increased slightly to $0.9 million in the second quarter of 2011 compared with $0.7 million during the same period in 2010. The increase in other income from 2010 to 2011 resulted primarily from increased interest income associated with our investment portfolio.

Net Income (Loss)

Our net income for the second quarter of 2011 was $2.0 million, or $0.04 per share, compared to a net loss of $5.2 million, or a loss of $0.09 per share, during the same period in 2010. The change in operating results from 2010 to 2011 was primarily a result of the revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Six Months Ended June 30,
	2011	2010
	(In millions)
Revenues under collaboration agreements:
Abbott	$19.9	$3.6
GlaxoSmithKline (GSK)	—	0.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	1.5	1.4
Boehringer Ingelheim	3.3	0.3

Total revenues	$24.7	$5.4

The $19.3 million increase in revenue for the six months ended June 30, 2011 as compared to the same period in 2010 was due to continued revenue recognition under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively. Both of these collaboration agreements were entered into during June 2010. During the six months ended June 30, 2011, we recognized revenue of $17.0 million from the amortization of up-front license fees compared to $2.6 million for the same period in 2010. Additionally, during the first half of 2011 we recognized $6.2 million resulting from sponsored research and development reimbursement under these two agreements compared to $1.3 million during the same period in 2010.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category during the periods presented:

	Six Months Ended June 30,
	2011	2010
	(In millions)
External development expense:
Elagolix	$2.5	$4.1
VMAT2	1.6	0.7

Total external development expense	4.1	4.8
R&D personnel expense	5.9	5.1
R&D facility and depreciation expense	3.2	3.5
Other R&D expense	2.3	1.5

Total research and development expense	$15.5	$14.9

The $0.6 million increase in research and development expense from 2010 to 2011 was primarily due to an increase in external expenses related to our scientific advisory board activity and scientific consultants utilized to advise on multiple programs, coupled with increased laboratory related costs for basic research. In addition, our external development expenses decreased as elagolix work continued to transition to Abbott. This was offset by an increase in our VMAT2 related expenses related to continued Phase II development. Additionally, we incurred additional personnel related expense due to increased headcount and related benefits expense.

General and Administrative

General and administrative expenses decreased to $6.0 million in the first half of 2011 compared with $6.3 million during the same period in 2010. The decrease in expense can be primarily attributed to lower facility overhead costs due in part to subleasing activity.

Other Income

Other income decreased to $1.8 million in the first half of 2011 compared with $2.3 million during the same period in 2010. The decrease in other income from 2010 to 2011 resulted primarily from a $0.5 million realized gain on the sale and redemption of auction rate securities during the first half of 2010.

Net Income (Loss)

Our net income for the first half of 2011 was $4.9 million, or $0.09 per share, compared to a net loss of $13.8 million, or a loss of $0.27 per share, during the same period in 2010. The change in operating results from 2010 to 2011 was primarily a result of the revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities during the first half of 2011 was $(14.5) million compared with $53.3 million during the first half of 2010. The $67.8 million decrease in cash flow from operating activities is primarily related to the $75 million in upfront license fees received under the Abbott collaboration agreement which was entered into in June 2010 offset by a $4.8 million increase in other sponsored research and development revenue recognized under the Abbott and Boehringer Ingelheim agreements.

Net cash used in investing activities during the first half of 2011 was $20.9 million compared to $16.9 million for the first half of 2010. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first half of 2011 was $0.2 million compared to $21.4 million during the same period in 2010. The $21.1 million decrease in cash provided by financing activities was primarily due to net proceeds of $21.4 million from our public offering of common stock in March 2010.

At June 30, 2011, our cash, cash equivalents, and investments totaled $115.2 million compared with $130.6 million at December 31, 2010.

Equity Financing. In March 2010, we completed a public offering of common stock in which we sold approximately 10.5 million shares of our common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of June 30, 2011, we had not issued any shares under the CEFF.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on June 30, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three and six months ended June 30, 2011.

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

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•

the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authority may not approve an IND or foreign equivalent filings required to initiate human clinical studies for our drug candidates or may require additional time consuming pre-clinical studies prior to such approval;

•	the product candidate may not prove to be effective or as effective as other competing product candidates;

•	we may discover that a product candidate may cause harmful side effects;

•	the results may not replicate the results of earlier, smaller trials;

•	the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our GnRH program, any of the clinical, regulatory or operational events described above could delay timelines for initiation of our Phase III program, completion of the Phase III program and ultimate filings for regulatory approvals. Specifically, with respect to our GnRH program, any of the clinical, regulatory or operational events described above could delay timelines for initiation of our Phase II uterine fibroid or Phase III endometriosis programs, completion of these programs and/or ultimate filings for regulatory approvals. With respect to our lead Corticotropin Releasing Factor (CRF1) receptor antagonist 561679, while academic collaborative clinical trials are ongoing to evaluate its effects in post-traumatic stress disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing 561679 in patients experiencing a major depressive episode revealed no benefit of 561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

* We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses, including net losses of $8.0 million and $51.0 million for the years ended December 31, 2010 and 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $757.4 million as of June 30, 2011. While we expect to be profitable for the year ending December 31, 2011, we do not expect to be operating cash flow positive in 2011 nor do we expect to remain profitable for the foreseeable future after 2011.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $5.00 per share to approximately $9.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (2)

3.3	Bylaws. (1)

3.4	Certificate of Amendment of Bylaws. (3)

3.5	Certificate of Amendment of Bylaws. (4)

3.6	Certificate of Amendment of Bylaws. (5)

4.1	Form of Common Stock Certificate. (1)

10.1	2011 Equity Incentive Plan, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder.

22.1	Submission of Matters to a Vote of Security Holders. (6)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2011
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, listed above, have a Commission File number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 29, 2011	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)