Form 10-Q
period 2011-09-30
NEUROCRINE BIOSCIENCES INC
filed 2011-10-31
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 55,256,681 as of October 26, 2011.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$39,516	$54,051
Short-term investments, available for sale	72,115	72,814
Receivables under collaboration agreements	22,397	4,470
Other current assets	2,098	1,716

Total current assets	136,126	133,051
Property and equipment, net	1,687	1,532
Long-term investments	5,087	3,739
Restricted cash	6,128	6,102

Total assets	$149,028	$144,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$766	$810
Accrued liabilities	7,562	8,603
Current portion of deferred revenues	35,493	37,026
Current portion of cease-use liability	1,604	3,385
Current portion of deferred gain on sale of real estate	3,019	2,953

Total current liabilities	48,444	52,777
Deferred revenues	10,907	37,162
Deferred gain on sale of real estate	24,771	27,046
Deferred rent	1,698	1,413
Cease-use liability	5,335	6,580
Other liabilities	124	101

Total liabilities	91,279	125,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 55,254,016 as of September 30, 2011 and 54,882,129 as of December 31, 2010	55	55
Additional paid-in capital	783,882	781,607
Accumulated other comprehensive loss	(159)	(48)
Accumulated deficit	(726,029)	(762,269)

Total stockholders’ equity	57,749	19,345

Total liabilities and stockholders’ equity	$149,028	$144,424

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Sponsored research and development	$2,396	$5,210	$8,589	$6,519
Milestones and license fees	39,238	9,238	57,714	13,325

Total revenues	41,634	14,448	66,303	19,844
Operating expenses:
Research and development	7,456	8,227	22,949	23,086
General and administrative	3,825	3,635	9,790	9,950
Cease-use expense	(87)	120	89	401

Total operating expenses	11,194	11,982	32,828	33,437

Income (loss) from operations	30,440	2,466	33,475	(13,593)
Other income:
Gain on sale/disposal of assets	86	34	184	202
Deferred gain on real estate	736	715	2,209	2,145
Investment income, net	102	118	341	732
Other income, net	18	—	31	59

Total other income	942	867	2,765	3,138

Net income (loss)	$31,382	$3,333	$36,240	$(10,455)

Net income (loss) per common share:
Basic	$0.57	$0.06	$0.66	$(0.20)

Diluted	$0.56	$0.06	$0.64	$(0.20)

Shares used in the calculation of net income (loss) per common share:
Basic	55,248	54,844	55,148	52,130

Diluted	56,378	55,648	56,309	52,130

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$36,240	$(10,455)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	552	1,131
Gain on sale of assets	(184)	(202)
Realized loss on sale of investments	—	186
Realized gain on sale of auction rate securities	—	(626)
Cease-use expense	89	401
Deferred revenues	(27,788)	71,662
Deferred gain on sale of real estate	(2,209)	(2,145)
Deferred rent	332	519
Amortization of premiums on investments	1,772	451
Non-cash share-based compensation expense	2,011	2,277
Change in operating assets and liabilities:
Accounts receivable and other assets	(18,309)	(4,713)
Accounts payable and accrued liabilities	(1,085)	818
Cease-use liability	(3,162)	(3,397)
Other liabilities	23	(1,436)

Net cash (used in) provided by operating activities	(11,718)	54,471
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(104,186)	(58,592)
Sales and maturities of investments	101,654	22,807
Deposits and restricted cash	(26)	(8)
Proceeds from sales of property and equipment	187	242
Purchases of property and equipment	(710)	(303)

Net cash used in investing activities	(3,081)	(35,854)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	264	21,384

Net cash provided by financing activities	264	21,384

Net (decrease) increase in cash and cash equivalents	(14,535)	40,001
Cash and cash equivalents at beginning of the period	54,051	37,329

Cash and cash equivalents at end of the period	$39,516	$77,330

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia and other neurological and endocrine-related diseases and disorders. While the Company independently develops many of its product candidates, Neurocrine has entered into collaborations for six of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids.

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

Impact of Recently Issued Accounting Standards. In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaborations or materially modify any existing collaborations during the first nine months of the year, adoption of this guidance had no impact on the Company’s results of operations for the three and nine months ended September 30, 2011.

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

Research and Development Expense. Research and development (R&D) expense consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates can be made of the costs applicable to various stages of a research agreement or clinical trial. Accrued clinical costs are subject to revisions as trials progress to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in significant changes to the Company’s results of operations.

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

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory milestone payments of up to $480 million and up to an additional $50 million in commercial milestone payments. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the milestone payments prior to commencement of a Phase III clinical study, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on the Company’s past performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory milestones subsequent to the commencement of a Phase III clinical study, however, currently do not meet this criteria as their achievement is based on the performance of Abbott.

Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. During the three and nine months ended September 30, 2011, the Company recorded revenues of $7.3 million and $21.8 million in amortization of up-front license fees, respectively. The Company also recorded $2.1 million and $7.5 million in sponsored research and development related to the Abbott agreement during the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2011, the Company recognized $30.0 million in milestone revenue under the Abbott collaboration, $10.0 million of which was related to advancing elagolix into Phase II clinical trials in uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre- Phase III meeting with the U.S. Food and Drug Administration (FDA) for endometriosis. There are no other milestones under the Abbott agreement that meet the definition of a milestone under the revised authoritative guidance for research and development milestones. At September 30, 2011 the Company had $36.3 million of deferred revenue related to the Abbott agreement, which is being amortized over the remaining collaborative development period.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, and is currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make additional preclinical milestone payments of up to approximately $3 million and clinical development and commercial milestone payments of up to approximately $223 million. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting in the Company’s performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company. The Company’s participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee, which is expected to be through June 2012. During the three and nine months ended September 30, 2011, the Company recorded revenues of $1.3 million and $3.8 million in amortization of up-front license fees, respectively. The Company also recorded $0.2 million and $1.0 million in sponsored research and development related to the Boehringer Ingelheim agreement during the three and nine months ended September 30, 2011, respectively. In addition, at September 30, 2011, the Company had $3.5 million of deferred license fees related to the Boehringer Ingelheim agreement, which is being amortized over the remaining collaborative research period of the agreement.

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

Investments consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Certificates of deposit	$2,400	$2,397
Commercial paper	13,447	27,650
Securities of government-sponsored entities	—	4,498
Corporate debt securities	61,355	42,008

Total investments	$77,202	$76,553

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$2,400	$1	$(1)	$2,400
Commercial paper	Less than 1	13,465	2	(20)	13,447
Corporate debt securities	Less than 1	56,403	6	(141)	56,268

Total short-term available-for-sale securities		$72,268	$9	$(162)	$72,115

Classified as non-current assets:

Corporate debt securities	1 to 2	$5,093	$—	$(6)	$5,087

December 31, 2010:
Classified as current assets:
Certificates of deposit	Less than 1	$2,160	$—	$(3)	$2,157
Commercial paper	Less than 1	27,657	1	(8)	27,650
Securities of government-sponsored entities	Less than 1	2,000	—	(2)	1,998
Corporate debt securities	Less than 1	41,047	5	(43)	41,009

Total short-term available-for-sale securities		$72,864	$6	$(56)	$72,814

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$—	$—	$240
Securities of government-sponsored entities	1 to 2	2,500	—	—	2,500
Corporate debt securities	1 to 2	997	2	—	999

Total long-term available-for-sale securities		$3,737	$2	$—	$3,739

(1)	Unrealized gains and losses are included in other comprehensive income (loss).

The following table presents information about available-for-sale securities in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2011:
Certificates of deposit	$1,200	$(1)	$—	$—	$1,200	$(1)
Commercial paper	5,962	(20)	—	—	5,962	(20)
Corporate debt securities	57,866	(147)	—	—	57,866	(147)

Total	$65,028	$(168)	$—	$—	$65,028	$(168)

December 31, 2010:
Certificates of deposit	$2,157	$(3)	$—	$—	$2,157	$(3)
Commercial paper	25,150	(8)	—	—	25,150	(8)
Securities of government-sponsored entities	1,998	(2)	—	—	1,998	(2)
Corporate debt securities	35,166	(43)	—	—	35,166	(43)

Total	$64,471	$(56)	$—	$—	$64,471	$(56)

4. AUCTION RATE SECURITIES

During the nine months ended September 30, 2010, the Company sold or redeemed auction rate securities for approximately $16.4 million. As part of these sales, the Company recognized approximately $0.5 million in gains in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

The Company’s assets which are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011:
Cash and money market funds	$40.2	$40.2	$—	$—
Certificates of deposit	2.5	—	2.5	—
Commercial paper	13.4	—	13.4	—
Corporate bonds	66.7	—	66.7	—

Total	122.8	40.2	82.6	—
Less cash, cash equivalents and restricted cash	(45.6)	(40.2)	(5.4)	—

Total investments	$77.2	$—	$77.2	$—

December 31, 2010:
Cash and money market funds	$56.4	$56.4	$—	$—
Certificates of deposit	2.4	—	2.4	—
Commercial paper	27.6	—	27.6	—
Securities of government-sponsored entities	4.5	—	4.5	—
Corporate bonds	45.8	—	45.8	—

Total	136.7	56.4	80.3	—
Less cash, cash equivalents and restricted cash	(60.2)	(56.4)	(3.8)	—

Total investments	$76.5	$—	$76.5	$—

6. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

In May 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan of (the 2011 Plan) pursuant to which 5,500,000 shares of Company common stock were reserved for future issuance. The 2011 Plan is the successor to the Company’s 2003 Incentive Stock Plan, 2001 Stock Option Plan, 1997 Incentive Stock Plan, 1996 Director Stock Option Plan and 1992 Incentive Stock Plan (together, the Prior Plans). Although the Company no longer grants equity awards under the Prior Plans, all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans, as applicable.

The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, as well as performance cash awards.

Stock Option Assumptions

The Company granted stock options to purchase 1.6 million and 2.0 million shares of the Company’s common stock during the nine months ended September 30, 2011 and 2010, respectively. The exercise price of all stock options granted during the nine months ended September 30, 2011 and 2010 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.4%	1.4%	1.4%	2.2%
Expected volatility of common stock	81.8%	93.1%	82.1%	90.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	6.3 years	4.5 years	6.2 years	4.6 years

The Company estimates forfeiture rates for stock options based in part on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

Share-based Compensation Expense

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
General and administrative	$0.7	$0.5	$1.3	$1.2
Research and development	0.2	0.4	0.7	$1.1

Total share-based compensation expense	$0.9	$0.9	$2.0	$2.3

As of September 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $7.6 million, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the three months ended September 30, 2011, the Company recognized approximately $0.3 million of share-based compensation expense as a general and administrative expense in the Company’s condensed consolidated statement of operations related to the separation of an executive officer.

Common Stock Activity

During the nine months ended September 30, 2011, stock options for approximately 0.1 million shares of the Company’s common stock were exercised for cash of approximately $0.3 million. The Company issued approximately 0.3 million and 0.4 million shares of common stock pursuant to the vesting of restricted stock units during the nine months ended September 30, 2011 and 2010, respectively. Additionally, the Company granted 50,000 restricted stock units during the three and nine months ended September 30, 2011.

In March 2010, the Company completed a public offering of common stock in which the Company sold approximately 10.5 million shares of its common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. The CEFF will expire on September 15, 2012 unless otherwise terminated pursuant to the terms of the CEFF. As of September 30, 2011, the Company had not issued any shares under the CEFF.

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

The Company initially deferred the gain on the sale of its facility and associated real property due to a repurchase right. The Company initially established a long-term liability of $108.7 million upon the close of the transaction, which represented the gross proceeds from the real estate sale. The First Lease Amendment terminated the repurchase right and the Company removed from its balance sheet the long-term liability of $108.7 million and the previously conveyed real estate related assets of $69.6 million during the fourth quarter of 2008. Additionally, the Company began to recognize the deferred gain of $39.1 million on the sale of the real estate over the remaining term of the Lease. The Company has recognized $0.7 million of the deferred gain per quarter in 2010 and 2011. During the nine months ended September 30, 2011 and 2010, the Company recognized $2.2 million and $2.1 million, respectively, of the deferred gain and will recognize the balance of the deferred gain over the remaining term of the Lease.

In December 2008, the Company entered into the First Lease Amendment which provided for the renovation of the Front Building in a manner that facilitates multiple tenant usage and establishes a mechanism for the Company to terminate its use of the Front Building. The Company continues to occupy the Rear Building except the portion of the Rear Building that is subleased as discussed below.

Pursuant to the terms of the First Lease Amendment, the Company is obligated to reimburse the landlord for the total cost of renovating a portion of the Front Building such that the Front Building becomes suitable for multiple tenant usage. The Company made a one-time payment of $1.0 million toward renovation costs in January 2009 and is reimbursing the landlord for the balance of the renovation costs over a four-year period through an increase in monthly rental payments (currently estimated at $108,000 per month) which began in October 2008. In September 2011, the Company and the Landlord determined the final total costs of the renovations. As a result, the Company reduced the total liability associated with the renovation costs by approximately $0.4 million. This expense reduction was recognized through the cease-use expense line item on the Company’s condensed consolidated statement of operations, the same line as its original recording.

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

In September 2009, the Company and DMH entered into the Second Lease Amendment. The Second Lease Amendment obligated the Company to vacate the Front Building and make an immediate payment of $4.0 million to DMH as an initial release fee, which was paid in October 2009. The Company continues to occupy the entire Rear Building except the portion of the Rear Building that is subleased as discussed below. Upon payment of the initial release fee, the Company was released from its obligations with respect to the Front Building, except with respect to 1) certain indemnity obligations for events prior to the payment of the initial release fee, 2) certain operating expenses for the Front Building in accordance with the terms of the Lease through July 2011, and 3) 50% of tenant improvement costs between $65 and $100 per square foot in connection with initial leases between DMH and other third parties for space in the Front Building. As of December 31, 2009, the Company had completely satisfied its obligation with respect to payment of tenant improvement costs. Pursuant to the Second Lease Amendment, the Company is also obligated to pay DMH an amount equivalent to the rent on the Front Building through July 2011 and then approximately $44,000 per month beginning in August 2011 through December 2019 as a rent differential payment for the Front Building, which such rent differential amounts may be prepaid by the Company in its sole discretion. Should the Company be in monetary default under the Lease beyond the normal cure periods and prior to repaying the entire rent differential balance, the rent differential payment will double. The Company made the first two $44,000 rent differential payments in August and September of 2011.

In December 2010, the Company concurrently entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building and triggered a cease-use date for the subleased space. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease, with an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease-use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in approximately $2.5 million of cease-use expense, offset by a reversal of associated deferred rent of $0.2 million.

Additionally, in September 2011, the Company entered into a second sublease (the Second Sublease) for approximately 3,300 square feet of space in the Rear Building, triggering a cease-use expense of approximately $0.3 million, recorded as a separate line item on the Company’s condensed consolidated statements of operations, offset by a reversal of associated deferred rent of $47,000. The Second Sublease is expected to result in approximately $0.1 million of rental income per year over the three year term of the Second Sublease. The Company has an option to extend the term of the Second Sublease for an additional twelve month renewal period.

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$7,708	$9,543	$9,965	$11,530
Accreted cease-use costs	63	120	239	401
Impact of Second Sublease cease-use charge (1)	324	—	324	—
Change in estimate	(427)	—	(427)	—
Payments	(729)	(1,129)	(3,162)	(3,397)

Ending balance	$6,939	$8,534	$6,939	$8,534

(1)	Total cease-use expense was offset by the related adjustment to deferred rent of approximately $47,000.

8. SEPARATION AND TRANSITION AGREEMENT

On August 31, 2011, the Company entered into a Separation and Transition Agreement (the Agreement) with an executive officer of the Company. Pursuant to the Agreement, the Company recorded a one-time charge totaling approximately $1.0 million, which included $0.3 million in stock-based compensation related expense. This charge was included as a general and administrative expense in the Company’s condensed consolidated statement of operations.

9. EARNINGS (LOSS) PER COMMON SHARE

The Company computes net income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, were excluded from historical diluted income per share because of their anti-dilutive effect. For the three and nine months ended September 30, 2011, the Company realized net income of $31.4 million and $36.2 million, respectively. This resulted in the addition of approximately 1.1 million of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for the applicable periods. In addition, options to purchase approximately 1.4 million shares of common stock were outstanding during the three and nine months ended September 30, 2011 but were excluded from the computation of diluted earnings per share as the options’ exercise price was greater than the average market price of the common shares during the period.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes the Company’s net income (loss) and changes in equity during the period from transactions and other events and circumstances generated from non-owner sources. The Company’s components of comprehensive income (loss) consist of the net income (loss) and unrealized gains and losses on available-for-sale investments. For the three months ended September 30, 2011 and 2010, comprehensive income was $31.2 million and $3.3 million, respectively. For the nine months ended September 30, 2011 and 2010, comprehensive income (loss) was $36.1 million and $(11.0) million, respectively.

11. INCOME TAXES

In January 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There were no unrecognized tax benefits included in the Company’s condensed consolidated balance sheet as of September 30, 2011 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s condensed consolidated balance sheets at December 31, 2010 or at September 30, 2011, and has not recognized interest and/or penalties in the condensed consolidated statement of operations for the first nine months of 2011.

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

12. SUBSEQUENT EVENTS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2010 and the three and six months ended March 31, 2011 and June 30, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three and six months ended March 31, 2011 and June 30, 2011, respectively.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of September 30, 2011, we had an accumulated deficit of $726.0 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott.

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott are working jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory milestone payments of up to $480 million and up to an additional $50 million in commercial milestone payments. We have assessed milestones under the revised authoritative guidance for research and development milestones and determined that the milestone payments prior to commencement of a Phase III clinical study, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our past performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory milestones subsequent to the commencement of a Phase III clinical study, however, currently do not meet this criteria as their achievement is based on the performance of Abbott.

Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which include reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance the GnRH compounds toward commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. During the three and nine months ended September 30, 2011 and 2010, revenues recorded related to the collaboration with Abbott were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues recognized under the Abbott collaboration agreement:
Amortization of up-front license fees	$7.3	$7.3	$21.8	$9.6
Sponsored research and development	$2.1	$4.8	$7.5	$6.1
Milestones	$30.0	$—	$30.0	$—

We recognized $30.0 million in milestone revenue for the three and nine months ended September 30, 2011, $10.0 million of which was related to advancing elagolix into Phase II clinical trials in uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre- Phase III meeting with the U.S. Food and Drug Administration (FDA) for endometriosis. There are no other milestones under the Abbott agreement that meet the definition of a milestone under the revised authoritative guidance for research and development milestones. In addition, at September 30, 2011, we had $36.3 million of deferred revenue related to the Abbott agreement, which is being amortized over the remaining collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into pre-clinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, and we are currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make additional preclinical milestone payments of up to approximately $3 million and clinical development and commercial milestone payments of up to approximately $223 million. We have assessed the milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined per the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our performance or upon the occurrence of a specific outcome resulting in our performance (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the period. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into pre-clinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. During the three and nine months ended September 30, 2011 and 2010, revenues recorded related to the collaboration with Boehringer Ingelheim were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Revenues recognized under the Boehringer Ingelheim collaboration agreement:
Amortization of up-front license fees	$1.3	$1.2	$3.8	$1.5
Sponsored research and development	$0.2	$0.4	$1.0	$0.4

At September 30, 2011, we had $3.5 million of deferred license fees related to the Boehringer Ingelheim agreement, which is being amortized over the remaining collaborative research period.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (research and development expense), share-based compensation, lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Share-based Compensation. On May 25, 2011, we adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 5,500,000 shares of Company common stock were reserved for future issuance. The 2011 Plan is the successor to our 2003 Incentive Stock Plan, 2001 Stock Option Plan, 1997 Incentive Stock Plan, 1996 Director Stock Option Plan and 1992 Incentive Stock Plan (together, the Prior Plans). We grant stock options to purchase our common stock to our employees and directors under our 2011 Plan, and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under the Prior Plans from which we no longer make grants. Share-based compensation expense was $0.9 million for each of the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, share-based compensation expense was $2.0 million and $2.3 million, respectively. Stock option awards generally vest over a three year period and the related expense is ratably recognized over the same time period. However, due to certain retirement provisions in our stock plans, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized pursuant to authoritative guidance, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.

We estimate the fair value of stock options and other equity-based compensation on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions, including, but not limited to, the expected term of the stock options, interest rates and our expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when stock options vest.

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended September 30,
	2011	2010
	(In millions)
Revenues under collaboration agreements:
Abbott	$39.4	$12.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	1.5	1.6

Total revenues	$41.6	$14.4

The $27.2 million increase in third quarter revenue from 2010 to 2011 was attributable to continued revenue recognition under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively. Both of these collaboration agreements were entered into during June 2010. During the third quarter of 2011, we recognized $30.0 million in milestone revenue related to our collaboration agreement with Abbott, $10.0 million of which was related to advancing elagolix into Phase II clinical trials in uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre- Phase III meeting with the FDA for endometriosis. During the third quarter of both 2011 and 2010, we recognized revenue of $8.6 million from the amortization of up-front license fees under these two agreements. Additionally, during the third quarter of 2011, we recognized $2.4 million in revenue from sponsored research and development reimbursement under these two agreements compared to $5.2 million during the same period in 2010.

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

The following table presents our total research and development expenses by category during the periods presented:

	Three Months Ended September 30,
	2011	2010
	(In millions)
External development expense:
Elagolix	$0.8	$1.9
VMAT2	1.0	0.6

Total external development expense	1.8	2.5
R&D personnel expense	2.9	3.2
R&D facility and depreciation expense	1.6	1.7
Other R&D expense	1.2	0.8

Total research and development expense	$7.5	$8.2

The $0.7 million decrease in research and development expense from 2010 to 2011 was primarily due to a decrease in our external development expenses as elagolix work continued to transition to Abbott. This was partially offset by an increase in our VMAT2 expenses related to continued Phase II development. Personnel expenses decreased primarily due to lower share-based compensation expense for the third quarter of 2011 as compared to the same period in 2010. Partially offsetting these decreases in personnel expense was an increase in our other R&D expense related to our scientific advisory board activity and scientific consultants utilized to advise us on multiple programs.

General and Administrative

General and administrative expenses increased to $3.8 million in the third quarter of 2011 compared with $3.6 million during the same period in 2010. The increase in expense can be primarily attributed to a $1.0 million charge related to a transition and severance agreement we entered into with an executive officer, offset by lower allocated facility costs of $0.3 million, and lower employee compensation costs of $0.6 million.

Net Income (Loss)

Our net income for the third quarter of 2011 was $31.4 million, or $0.56 per fully diluted share, compared to net income of $3.3 million, or $0.06 per fully diluted share, during the same period in 2010. The change in operating results from 2010 to 2011 was primarily a result of the revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(In millions)
Revenues under collaboration agreements:
Abbott	$59.3	$15.7
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	2.2	2.2
Boehringer Ingelheim	4.8	1.9

Total revenues	$66.3	$19.8

The $46.5 million increase in revenue for the nine months ended September 30, 2011 as compared to the same period in 2010 was due to continued revenue recognition under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively. Both of these collaboration agreements were entered into during June 2010. During the nine months ended September 30, 2011, we recognized $30.0 million in milestone revenue related to our collaboration agreement with Abbott, $10.0 million of which was related to advancing elagolix into Phase II clinical trials in uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre- Phase III meeting with the FDA for endometriosis. During the nine months ended September 30, 2011, we recognized revenue of $25.6 million from the amortization of up-front license fees associated with the Abbott and Boehringer Ingelheim agreements compared to $11.1 million for the same period in 2010. Additionally, during the first nine months of 2011, we recognized $8.5 million resulting from sponsored research and development reimbursement under these two agreements compared to $6.5 million during the same period in 2010.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category during the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(In millions)
External development expense:
Elagolix	$3.4	$6.1
VMAT2	2.6	1.2

Total external development expense	6.0	7.3
R&D personnel expense	8.8	8.3
R&D facility and depreciation expense	4.8	5.3
Other R&D expense	3.3	2.2

Total research and development expense	$22.9	$23.1

The $0.2 million decrease in research and development expense from 2010 to 2011 was primarily due to a decrease in our external development expenses as elagolix work continued to transition to Abbott. This was partially offset by an increase in our VMAT2 expenses related to continued Phase II development. We also incurred additional personnel related expense due to increased research and development headcount. In addition, our other R&D expense increased due to scientific consultants utilized to advise us on multiple programs, coupled with increased laboratory related costs for basic research.

General and Administrative

General and administrative expenses decreased to $9.8 million in the first nine months of 2011 compared with $10.0 million during the same period in 2010. The decrease in expense can be primarily attributed to lower allocated facility overhead costs due in part to subleasing activity. This decrease in expenses was partially offset by a charge related to a transition and severance agreement we entered into with an executive officer.

Other Income

Other income decreased to $2.8 million in the first nine months of 2011 compared with $3.1 million during the same period in 2010. The decrease in other income from 2010 to 2011 resulted primarily from a $0.5 million realized gain on the sale and redemption of auction rate securities during the first nine months of 2010.

Net Income (Loss)

Our net income for the first nine months of 2011 was $36.2 million, or $0.64 per fully diluted share, compared to a net loss of $10.5 million, or a loss of $0.20 per share, during the same period in 2010. The change in operating results from 2010 to 2011 was primarily a result of the revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities during the first nine months of 2011 was $(11.7) million compared with $54.5 million during the same period in 2010. The $66.2 million decrease in cash flows from operating activities is primarily related to the $85 million in upfront license fees received under the Abbott and Boehringer Ingelheim collaboration agreements in 2010. This was partially offset by improved operating results of $46.7 million, of which $17.0 million of the change was related to non-cash deferred revenue, and $13.6 million of which was an increase in accounts receivable.

Net cash used in investing activities during the first nine months of 2011 was $3.1 million compared to $35.9 million for the same period in 2010. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. Additionally, during the nine months ended September 30, 2011 and 2010, we purchased $0.7 million and $0.3 million, respectively, of new equipment.

Net cash provided by financing activities during the first nine months of 2011 was $0.3 million compared to $21.4 million during the same period in 2010. The $21.1 million decrease in cash provided by financing activities was primarily due to net proceeds of $21.4 million from our public offering of common stock in March 2010, offset by $0.3 million in option exercises in 2011.

At September 30, 2011, our cash, cash equivalents, and investments totaled $116.7 million compared with $130.6 million at December 31, 2010.

Equity Financing. In March 2010, we completed a public offering of common stock in which we sold approximately 10.5 million shares of our common stock at an offering price of $2.20 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of September 30, 2011, we had not issued any shares under the CEFF.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on September 30, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaces the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaborations or materially modify any existing collaborations, adoption of this guidance had no impact on our results of operations for the three and nine months ended September 30, 2011.

Effective January 1, 2011, we adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting in the entity’s performance (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to us. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had and is not expected to have a material impact on our results of operations as it is consistent with its historical practice of milestone revenue recognition.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•

the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authority may not approve an Investigational New Drug (IND) or foreign equivalent filings required to initiate human clinical studies for our drug candidates or may require additional time consuming pre-clinical studies prior to such approval;

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our GnRH program, any of the clinical, regulatory or operational events described above could delay timelines for the completion of our Phase III endometriosis program or our Phase II uterine fibroids program, completion of these programs and/or ultimate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program and urocortin 2 programs may be delayed if any of the events above lead to delayed enrollment in, or completion of, the Phase II clinical trials of our lead candidates in those programs. Specifically, our VMAT2 inhibitor program will be delayed if the results of the Phase II study with our lead candidate (NBI-98854) do not support advancing the lead candidate to later stage clinical trials or if toxicology studies required by the FDA are not acceptable to the FDA. With respect to our lead Corticotropin Releasing Factor (CRF1) receptor antagonist 561679, while academic collaborative clinical trials are ongoing to evaluate its effects in post-traumatic stress disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing 561679 in patients experiencing a major depressive episode revealed no benefit of 561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

Since our inception, we have incurred significant net losses, including net losses of $8.0 million and $51.0 million for the years ended December 31, 2010 and 2009, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $726.0 million as of September 30, 2011. While we expect to be profitable for the year ending December 31, 2011, we do not expect to be operating cash flow positive in 2011 nor do we expect to remain profitable for the foreseeable future after 2011.

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

In December 2007, we received an action letter from the FDA stating that indiplon 5mg and 10mg capsules are approvable (2007 FDA Approvable Letter). The 2007 FDA Approvable Letter acknowledged that our resubmitted NDA for indiplon 5mg and 10mg capsules had addressed the issues raised in a previous approvable letter, but set forth new requirements. The new requirements set forth in the 2007 FDA Approvable Letter are the following: (i) an objective/subjective clinical trial in the elderly, (ii) a safety study assessing the rates of adverse events occurring with indiplon when compared to a marketed product and (iii) a preclinical study to evaluate indiplon administration during the third trimester of pregnancy. After receipt of the 2007 FDA Approvable Letter, we ceased all indiplon clinical development activities in the United States as well as all pre-commercialization activities. We met with the FDA in July 2008 to discuss the 2007 FDA Approvable Letter. We have not received the final minutes of this meeting. We continue to evaluate various alternatives for the indiplon program.

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

ITEM 6.	EXHIBITS

3.1	Restated Certificate of Incorporation. (1)

3.2	Certificate of Amendment to Certificate of Incorporation. (2)

3.3	Bylaws. (1)

3.4	Certificate of Amendment of Bylaws. (3)

3.5	Certificate of Amendment of Bylaws. (4)

3.6	Certificate of Amendment of Bylaws. (5)

4.1	Form of Common Stock Certificate. (1)

10.1*	Transition and Separation Agreement dated August 31, 2011 between the Company and Margaret E. Valeur-Jensen, Ph.D., J.D.

10.2**	First Amendment to Collaboration and License Agreement dated August 31, 2011 between the Company and Abbott International Luxembourg S.à r.l.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934.

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed on April 10, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
*	Indicates management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested with respect to certain portions of the exhibit.
***	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
****	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, listed above, have a Commission File number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 31, 2011	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)