Form 10-K
period 2011-12-31
NEUROCRINE BIOSCIENCES INC
filed 2012-02-09
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011 totaled approximately $374,004,103 based on the closing price for the registrant’s Common Stock on that day as reported by the NASDAQ Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2011. The identification of 10% or greater stockholders as of June 30, 2011 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2011. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of January 31, 2012, there were 66,239,495 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part III of this report

III

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

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott International Luxembourg S.à r.l. (Abbott).

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development, those currently in research, and those subject to regulatory review, and is followed by detailed descriptions of each program:

Program	Target Indication(s)	Status	Commercial Rights
Product candidates in clinical development:
Elagolix	Endometriosis	Phase II	Abbott/Neurocrine
Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)	Movement Disorders	Phase II	Neurocrine

CRF2 Peptide Agonist – urocortin 2	Cardiovascular	Phase II	Neurocrine
CRF1 Antagonist (561679)	Stress-related Disorders	Phase II	GlaxoSmithKline/ Neurocrine

Elagolix	Uterine Fibroids	Phase II	Abbott/Neurocrine

Research programs:
G Protein-Coupled Receptor 119 (GPR119)	Type II Diabetes	Research	Boehringer Ingelheim/Neurocrine

VMAT2	Schizophrenia	Research	Neurocrine

GnRH Antagonists	Men’s and Women’s Health, Oncology	Research	Abbott/Neurocrine
Antiepileptic Drugs	Epilepsy, Essential Tremor, Pain	Research	Neurocrine
G Protein-Coupled Receptors	Other Conditions	Research	Neurocrine

Product candidate subject to regulatory review:
Indiplon	Insomnia	FDA has deemed Approvable	Neurocrine/Dainippon Sumitomo Pharma Co.

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

Product Candidates In Clinical Development

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

During 2008, we completed the first Phase IIb study of elagolix (PETAL or 603 study) in which 252 patients, with a laparoscopic diagnosis of endometriosis, were treated over the initial 6-month period. This multi-center, randomized, double-blind, double-dummy study consisted of three treatment groups, elagolix 150mg once a day, elagolix 75mg twice daily, and an active control, DMPA-SC. The primary purpose of this study was to assess the impact of six months of treatment of elagolix on bone mineral density as measured by a dual energy x-ray absorptiometry (DXA) scan at the conclusion of treatment and at six and 12 months post treatment. This study also assessed, as secondary endpoints, the impact of treatment on endometriosis symptoms as measured by Composite Pelvic Signs and Symptoms Scale (CPSSS), a monthly recall scale that measures dysmenorrhea, non-menstrual pelvic pain, dyspareunia, pelvic tenderness and induration (all elements of endometriosis pain). Top-line results showed that elagolix met the primary endpoint by having minimal impact on bone mineral density at the conclusion of treatment. This study also showed that elagolix had both a statistical and clinically meaningful reduction in endometriosis symptoms as measured by CPSSS with an 86% responder rate in the 150mg once daily elagolix arm of the study. Additionally, elagolix was shown to be non-inferior to DMPA-SC under the CPSSS. Patient follow up both six and 12 months post treatment showed elagolix did not result in a significant reduction in bone mineral density as measured by DXA, with a mean time of return to ovulation of 24 days for elagolix subjects.

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

The first additional Phase IIb trial (Lilac PETAL or 702 study) consisted of three arms, elagolix 150mg once daily, elagolix 250mg once daily, and placebo. We randomized 155 subjects with a laparoscopic diagnosis of endometriosis in this trial. The three-month placebo controlled portion of the 702 study showed that elagolix provided endometriosis sufferers with clinical improvement of symptoms, coupled with an excellent safety and tolerability profile. However, the FDA-proposed non-menstrual pelvic pain daily scale had a low baseline score and was relatively insensitive to treatment effects. There were no treatment related serious adverse events in the 702 study and the two most common adverse events were headache and nausea, which were typically mild and transient and consistent with our previous studies.

The second additional Phase IIb trial (Tulip PETAL or 703 study) consisted of four arms, elagolix 150mg once daily, elagolix 250mg once daily, Prostap® SR 3.75mg (leuprorelin), and placebo. We enrolled 174 subjects with a laparoscopic diagnosis of endometriosis in this trial. The three-month placebo controlled portion of the 703 study confirmed that elagolix and leuprorelin are associated with reductions in dysmenorrhea and non-menstrual pelvic pain daily scores when compared to placebo. However, the FDA proposed non-menstrual pelvic pain daily scale numeric changes and dynamic range were both small. Although the adverse events reported in the 703 study as occurring more often with elagolix than with placebo were nausea and headache (<12%), consistent with previous clinical studies of elagolix, these events were generally mild or moderate, transient and not generally associated with study discontinuation. There were no treatment related serious adverse events.

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

In June 2010, we entered into a worldwide collaboration with Abbott International Luxembourg S.à r.l. (Abbott) to develop and commercialize elagolix and all next-generation non-peptide GnRH antagonists for women’s and men’s health indications. We completed the final transfer of the Investigational New Drug (IND) application for elagolix to Abbott during the fourth quarter of 2010. Abbott now has primary responsibility for all regulatory interactions with the FDA related to elagolix and the next-generation GnRH antagonists covered by the collaboration.

We and Abbott held an end of Phase II meeting with the FDA in March 2011, and several Type C meetings during 2011. Abbott is currently pursuing a Special Protocol Assessment (SPA) with the FDA, the purpose of which would be to agree with the FDA on the design of the pivotal Phase III program for elagolix in endometriosis. Subject to finalizing the SPA, we expect elagolix to enter Phase III clinical trials for endometriosis in the first half of 2012.

Uterine Fibroids. Uterine Fibroids are benign hormonally responsive tumors that form in the wall of the uterus. They are the most common solid tumor in women with a prevalence rate of at least 25% (American College of Obstetricians and Gynecologists). While many women do not have symptoms, depending on the size, location and number, uterine fibroids can cause pelvic pain, reproductive problems, and severe bleeding that can lead to anemia. Due to the severity of symptoms, treatment sometimes requires surgery, including the removal of the uterus. In fact, uterine fibroids is a leading indication for hysterectomy in the United, with approximately 250,000 hysterectomies performed each year related to uterine fibroids (Whiteman et al AJOG 2008, 198, e1). We believe that a safe and effective oral therapy would be a preferred treatment regimen rather than surgical intervention.

During 2011, Abbott initiated a randomized, double-blind, placebo controlled, Phase II study of 300 women to assess the safety and efficacy of elagolix in the treatment of uterine fibroids. The primary endpoint in this study is an assessment of blood loss after three months of treatment with elagolix. The study is a dose ranging study designed to evaluate various doses of elagolix compared to placebo. Additional efficacy endpoints being evaluated are change in uterine volume, fibroid volume, and change in menstrual patterns. This study is expected to be completed in late 2012.

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

We have identified a highly selective VMAT2 inhibitor (NBI-98854) that is effective in preclinical testing in regulating the levels of dopamine release during nerve communication, while at the same time having minimal impact on the other monoamines thereby reducing the likelihood of “off target” side effects.

During 2009, a Phase I single ascending dose clinical trial of NBI-98854 was completed in healthy male volunteers in Canada under an approved Clinical Trial Application with Health Canada. This trial showed NBI-98854 to be generally safe and well tolerated. There were no serious adverse events, clinically significant drug-related laboratory abnormalities or clinically significant electrocardiogram (ECG) findings. The characteristics of NBI-98854 met the pre-specified pharmacokinetic requirements for the trial: dose proportionality, low maximum concentration with adequate area-under-curve for drug exposure, low variability, and a half-life which supports once per day dosing.

During 2010, we completed a multiple, repeated dose Phase I study of NBI-98854 in healthy male volunteers. This trial also showed NBI-98854 to be generally safe and well tolerated, and again displayed the desired pharmacokinetic requirements. There were no serious adverse events, clinically significant drug-related laboratory abnormalities or clinically significant ECG findings.

Based on the successful completion of this second Phase I study, we initiated a Phase IIa open label dose exploration study of NBI-98854 in six patients with tardive dyskinesia in late 2010. This study was designed to assess, over a twelve-day dosing period, the efficacy, safety and tolerability of NBI-98854 in schizophrenia patients who have moderate to severe tardive dyskinesia. The impact on the dyskinesia was assessed utilizing the Abnormal Involuntary Movement Scale (AIMS). The study inclusion criteria included a baseline total score of at least nine on the first seven physical components of AIMS, with at least two body regions receiving scores of moderate (3) or severe (4). For the study the mean baseline score was 14.3 (AIMS total items 1-7, possible total score of 28). The dosing regimen consisted of three, four-day periods of NBI-98854, at increasing doses of 12.5mg, 25mg, and 50mg administered once daily. After discontinuation of NBI-98854, a seven-day washout period was followed by a final assessment. After the twelve days of dosing, the mean AIMS score decreased to 8.4, a reduction of 41.3%. Reduction in abnormal involuntary movements was shown across multiple assessment points. After the seven-day washout period, most patients’ AIMS scores returned to their baseline levels. The adverse events reported during administration of NBI-98854 were transient and mild or moderate including one subject with dizziness and one with restlessness. One subject became anxious and agitated seven days after study medication due to the patient’s return to baseline-intensity dyskinesia.

Upon successful completion of this open-label Phase IIa study, we filed an IND with the FDA to permit the initiation of larger Phase II studies in patients with tardive dyskinesia in the United States.

In September 2011, we began a second Phase II study in tardive dyskinesia patients. This 32 patient placebo controlled, double-blind, randomized, cross-over study, uses a within-subject comparison for safety and efficacy evaluation. Patients are randomized to either 12.5mg or 50mg doses of NBI-98854 for a two week dosing period, and also have a two week placebo dosing period. The primary efficacy endpoint of the study will be a comparison of placebo versus active AIMS scores at the end of the two dosing periods. Data from this study will be used to guide the dosing selection for larger Phase IIb studies in tardive dyskinesia patients that are expected to begin in 2012.

Tardive dyskinesia (TD) is defined by hyperkinetic involuntary movements which arise after months or years of treatment with dopamine receptor antagonist therapeutics (DRBA), e.g. antipsychotics for schizophrenia, bipolar disorder, and depression, and metoclopramide for nausea and vomiting and gastric emptying in patients with gastroparesis. Features of the disorder may include grimacing, tongue protrusion, lip smacking, puckering and pursing of the lips, and rapid eye blinking. Rapid movements of the extremities may also occur. The impact on daily function and the quality of life for individuals suffering from TD can be substantial. While the prevalence rates of TD can vary greatly in accordance with the population being studied, it is estimated that nearly 500,000 individuals are affected by TD in the United States alone (Kantar Health).

To address the unmet medical needs of patients suffering from TD. Neurocrine is developing NBI-98854. NBI-98854 is a potent, highly selective, VMAT2 inhibitor that is effective in regulating pre-synaptic release of dopamine, while at the same time having minimal impact on the other monoamines, e.g. norepinephrine and serotonin. This selectivity may reduce the likelihood of “off target” side effects. Additionally, Neurocrine has designed this novel compound to provide low, sustained, plasma and brain concentrations of the active drug to minimize the potential side effects associated with excessive dopamine depletion. With these features, NBI-98854 should be well tolerated in patients. NBI-98854 has been evaluated in several Phase I studies and a two Phase II studies to assess its safety, tolerability and efficacy and to establish a treatment regimen to be used in future clinical trials. Neurocrine believes that the potential efficacy and safety profile of NBI-98854 will address many of the shortcomings of current off-label treatments. Finally, NBI-98854 may well be useful in other disorders, such as Huntington’s chorea, schizophrenia, Tourette’s Syndrome, and tardive dystonia.

CRF2 Receptor Peptide Agonist (Urocortin 2)

Congestive heart failure (CHF) is a condition where the heart cannot pump enough blood to supply all of the body’s organs. It is a result of narrowing of the arteries combined with high blood pressure, which results in increased respiration as well as edema from water retention. In the case of acute symptomology, CHF patients will eventually experience a rapid deterioration and require urgent treatment in the hospital. According to 2011 data from the American Heart Association, over 6 million people experience CHF and about 670,000 new cases are diagnosed each year in the United States. CHF becomes more prevalent with age and the number of cases is expected to grow as the overall age of the population increases. Current treatment options include a cocktail of drugs consisting of diuretics to remove excess water, beta blockers and digitalis to improve heart muscle contraction, and/or ACE inhibitors, Angiotensin Receptor Blockers, and vasodilators to expand blood vessels. According to the American Heart Association (2012), there are approximately one million hospital discharges each year in the United States for CHF.

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

During 2009, The Christchurch Cardioendocrine Research Group at University of Otago, Christchurch School of Medicine and Health Sciences, New Zealand, began a pilot study of urocortin 2 in at least 50 patients with Acute Decompensated Heart Failure through a grant from the Health Research Council of New Zealand. In this blinded study, standard-of-care treatment (i.e., diuretics and vasodilators) are compared to standard of care treatment plus a four hour infusion of urocortin 2; enrollment of subjects is was completed in December 2011. A subset of 15 subjects also underwent right heart catheterization for more detailed evaluation of their cardiac status and response to treatment. We anticipate having the results of this study in the first quarter of 2012.

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

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous and endocrine systems, which include therapeutic categories ranging from diabetes to stress-related disorders and neurodegenerative diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for $100 billion in worldwide drug sales according to MedAdNews (2011).

G Protein-Coupled Receptor 119 (GPR119)

Type II diabetes is growing at epidemic proportions world-wide. This disease is characterized by reduced ability to secrete and respond to insulin. Drugs which can enhance the secretion of insulin in response to rising blood glucose levels can improve blood glucose control without increased risk of hypoglycemia. Nearly 25 million suffer from diabetes in the United States alone with a worldwide prevalence in excess of 300 million. Recent estimates put the total direct and indirect costs of diabetes at $174 billion.

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

In June 2010, we entered into a worldwide collaboration with Boehringer Ingelheim International GmBH (Boehringer Ingelheim) to research and develop small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. We will work jointly with Boehringer Ingelheim to identify and advance candidates into preclinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products.

VMAT2

VMAT2 inhibition results in the modulation of dopamine pathways which may also be useful for patients suffering from schizophrenia. Approximately 2.2 million people in the Unites States suffer from schizophrenia at an estimated annual cost of $62 billion. Our discovery efforts around VMAT2 inhibitors also focuses on developing novel therapies for schizophrenia sufferers.

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

Product Candidate Subject to Regulatory Review

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

Identifying Novel Drugs to Address Unmet Market Opportunities. We seek to identify and validate novel drugs on characterized targets for internal development or collaboration. For example, GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectible means of treatment of endometriosis. The creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Research and development costs were $31.0 million, $31.2 million and $33.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Our Corporate Collaborations and Strategic Alliances

One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance GnRH compounds towards commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $46.0 million related to the amortization of up-front license fees, $30.0 million in milestone revenue,

$10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre-Phase III meeting with the FDA for endometriosis, and $19.2 million in sponsored development revenue consisting of reimbursement of internal and external expenses. In addition, at December 31, 2011, we had $29.0 million of deferred revenue related to the Abbott agreement, which is being amortized over the estimated remaining term of the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into preclinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment and we are currently receiving research funding to support discovery efforts. We are eligible to receive up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $7.7 million related to amortization of up-front license fees and $2.1 million in sponsored research. At December 31, 2011, we had $2.3 million of deferred license fees that will be amortized over the estimated remaining term of the collaborative research period of the agreement.

Dainippon Sumitomo Pharma Co. Ltd. (DSP). In October 2007, we announced an exclusive license agreement with DSP to develop and commercialize indiplon in Japan. Under the terms of the agreement, DSP made an up-front payment to us of $20 million and is responsible for all future development, marketing and commercialization costs of indiplon in Japan. We will be eligible to receive additional event based payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all event based payments be achieved, we may be entitled to additional payments totaling up to $115 million. We are also entitled to royalties from DSP on future sales of indiplon in Japan. As of December 31, 2011, we had recorded revenues of $12.2 million in license fees from DSP over the life of the agreement.

GlaxoSmithKline (GSK). In July 2001, we announced a worldwide collaboration with an affiliate of GSK to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, we and GSK conducted a collaborative research program and collaborate in the development of our current lead compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The sponsored research portion of this collaboration agreement concluded in 2005. In addition, we will be eligible to receive event based payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. in some circumstances. GSK may terminate the agreement at its discretion upon 90 days prior written notice to us. In such event, we may be entitled to specified payments and all product rights would revert to us.

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

Our highly selective VMAT2 inhibitor NBI-98854 is currently in clinical trials for the treatment of tardive dyskinesia and is covered by U.S. Patent number 8,039,627 which expires in 2029 (not including a potential patent term extension of up to five years). We have also received a Notice of Allowance in the European Union related to NBI-98854.

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

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders.

Lupron Depot®, marketed by Abbott Laboratories, and Synarel® and Depo-Provera®, marketed by Pfizer, are products that have been approved for the treatment of endometriosis, infertility, and central precocious puberty. These drugs, and any generic alternatives, may compete with any small molecule non-peptide GnRH antagonists we develop for these indications.

We, in conjunction with our collaborative partner Abbott, are developing elagolix for the treatment of uterine fibroids. There are no current pharmaceutical therapies approved in the United States for the chronic treatment of uterine fibroids. Lupron Depot® is approved for short-term use to improve the outcome of uterine fibroid surgery. However, approximately 250,000 hysterectomies are performed annually in the United States as a direct result of uterine fibroids, as well as myomectomies (surgery) to remove the fibroids. Our oral small molecule pharmaceutical agent, elagolix, would compete directly with these current invasive standards of care.

Our VMAT2 inhibitor is designed for the treatment of movement disorders, specifically tardive dyskinesia. At present there are no approved drug therapies for tardive dyskinesia; however, treatment regimens consist of utilizing various atypical antipsychotic medications (e.g., Clozapine), benzodiazepines (off-label) or botulinum toxin injections to treat the movements associated with tardive dyskinesia. Other potential indications for our VMAT2 inhibitor are Tourette’s syndrome, Huntington’s disease and tardive dystonia. Currently, Xenazine®, marketed by Lundbeck, is approved for the chorea associated with Huntington’s disease. Generic neuroleptic medications (pimozide and haloperidol) are generally utilized to control the tics associated with Tourette’s syndrome.

A potential indication currently being explored for our small molecule CRF antagonists is the area of post-traumatic stress disorders, for which there are no current approved drug therapies. However, clinicians utilize anxiolytics and anti-depressants such as Cymbalta®, marketed by Eli Lilly, Xanax®, marketed by Pfizer, Lexapro®, marketed by Forest Laboratories, Zoloft®, marketed by Pfizer, Paxil®, marketed by GSK and Pristiq®, marketed by Pfizer, among others, as well as any generic alternatives for each of these products.

In the area of insomnia, competitive products include Ambien®, Sonata®, Lunesta®, Intermezzo®, and Rozerem®, which are currently marketed by Sanofi-Aventis, King Pharmaceuticals, Inc., Sunovion Pharmaceuticals, Inc., Transcept Pharmaceuticals, Inc. and Takeda Pharmaceutical Company, respectively. During 2006, Sanofi-Aventis launched a controlled-release formulation of Ambien® called Ambien CR® and during 2007 generic Ambien®, or zolpidem, also entered the insomnia market.

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

Employees

As of December 31, 2011, we had approximately 71 full-time employees, of which 15 hold Ph.D., M.D. or equivalent degrees, and 12 others hold an M.S., M.B.A., or equivalent degrees. Of these full-time employees, 53 were engaged in, or directly support, research and development activities, and 18 were in general and administrative positions. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•

the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authority may not approve an Investigational New Drug (IND) or foreign equivalent filings required to initiate human clinical studies for our drug candidates or may require additional time consuming preclinical studies prior to such approval;

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with Abbott International Luxembourg S.à r.l. (Abbott), any of the clinical, regulatory or operational events described above could delay timelines for the completion of our Phase III endometriosis program or our Phase II uterine fibroids program, prevent the completion of these programs and/or prevent the ultimate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program and urocortin 2 programs may be delayed if any of the events above lead to delayed enrollment in, or completion of, the Phase II clinical trials of our lead candidates in those programs. Specifically, our VMAT2 inhibitor program will be delayed if the results of the Phase II study with our lead candidate (NBI-98854) do not support advancing the lead candidate to later stage clinical trials or if toxicology studies required by the FDA are not acceptable to the FDA. With respect to our lead Corticotropin Releasing Factor (CRF1) receptor antagonist, 561679, while academic collaborative clinical trials are ongoing to evaluate its effects in post-traumatic stress disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing 561679 in patients experiencing a major depressive episode revealed no benefit of 561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaboration agreements with Abbott, Boehringer Ingelheim International GmbH, GlaxoSmithKline and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our collaboration agreements with Abbott and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million, and we have a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) covering the potential sale of shares of our common stock for up to $75 million in gross proceeds. As of January 31, 2012, we have used approximately $88 million under the shelf registration statement and have approximately $37 million still available. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the past few years, the credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings, including funds raised under the CEFF, will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $724.7 million as of December 31, 2011. While we were profitable for the year ended December 31, 2011, we did not generate positive cash flow from operations in 2011. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

The CEFF entitles us to sell and obligates Kingsbridge to purchase, from time to time until September 15, 2012, newly issued shares of our common stock up to the lesser of an aggregate of approximately 7.8 million shares or $75 million, subject to certain conditions and restrictions. Kingsbridge will not be obligated to purchase shares under the CEFF unless certain conditions are met, which include a minimum price for our common stock;

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

We lease our corporate headquarters which consists of approximately 140,000 square feet of laboratory and office space located at 12780 El Camino Real in San Diego, California. The lease expires in December 2019, however we have options to extend the term of the lease for up to two consecutive ten year periods.

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

	High	Low
Year Ended December 31, 2011
1st Quarter	$8.40	$6.41
2nd Quarter	8.60	6.77
3rd Quarter	8.44	5.49
4th Quarter	8.75	5.42

Year Ended December 31, 2010
1st Quarter	$2.85	$2.12
2nd Quarter	6.23	2.30
3rd Quarter	6.64	4.98
4th Quarter	9.30	5.80

As of January 31, 2012, there were approximately 68 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2011.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2006 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

*	$100 INVESTED ON 12/31/06 IN STOCK OR INDEX – INCLUDING REINVESTMENT OF DIVIDENDS AT FISCAL YEARS ENDING DECEMBER 31.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2011	2010	2009	2008	2007
	(In thousands, except for income (loss) per share data)
STATEMENT OF OPERATIONS DATA
Revenues:
Sponsored research and development	$10,462	$10,938	$34	$47	$139
Milestones and license fees	66,951	22,563	2,919	3,919	986
Grant income and other revenues	—	—	—	9	99

Total revenues	77,413	33,501	2,953	3,975	1,224
Operating expenses:
Research and development	30,951	31,151	33,722	55,544	77,108
General and administrative	12,458	13,273	14,360	17,936	35,434
Cease-use expense	82	2,799	5,984	15,742	—
Restructuring expenses	—	—	2,557	2,051	6,924
Asset impairment	—	—	—	—	94,000

Total operating expenses	43,491	47,223	56,623	91,273	213,466

Income (loss) from operations	33,922	(13,722)	(53,670)	(87,298)	(212,242)
Other income and (expense):
Gain on sale/disposal of assets	3,195	3,161	3,626	3,570	129
Other income (expense), net	454	2,593	(994)	(4,885)	4,814

Total other income and (expense)	3,649	5,754	2,632	(1,315)	4,943

Net income (loss)	$37,571	$(7,968)	$(51,038)	$(88,613)	$(207,299)

Net income (loss) per common share:
Basic	$0.68	$(0.15)	$(1.30)	$(2.30)	$(5.45)
Diluted	$0.67	$(0.15)	$(1.30)	$(2.30)	$(5.45)
Shares used in calculation of net income (loss) per common share:
Basic	55,176	52,820	39,137	38,449	38,009
Diluted	56,347	52,820	39,137	38,449	38,009

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$129,103	$126,865	$53,464	$80,473	$179,385
Working capital	85,366	80,274	35,426	55,329	153,041
Total assets	138,368	144,424	70,818	118,182	276,654
Long-term debt	—	—	—	—	—
Accumulated deficit	(724,698)	(762,269)	(754,301)	(703,263)	(614,650)
Total stockholders’ equity	60,081	19,345	3,954	36,774	118,697

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of December 31, 2011, we had an accumulated deficit of $724.7 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements, clinical trial accruals (research and development expense), share-based compensation, lease related activities, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

Revenues under collaborative research and development agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Prior to the revised multiple element guidance adopted by us on January 1, 2011, upfront, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. If we enter into a new collaboration agreement or materially modify an existing collaboration agreement, we will be required to apply the revised multiple element guidance. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement. In 2010, we entered into collaboration agreements for our gonadotropin-releasing hormone (GnRH) antagonist program and our GPR119 agonist program.

Abbott International Luxembourg S.à r.l. (Abbott). In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. We have assessed event based payments under the revised authoritative guidance for research and development milestones and determined that the event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our past performance, 2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and 3) they result in additional payments being due to us. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet this criteria as their achievement is based on the performance of Abbott. As of December 31, 2011, there are no further milestones, that meet the definition of a milestone, in accordance with authoritative guidance.

Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance the GnRH compounds toward commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Our participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. For the years ended December 31, 2011 and 2010, we recorded revenues of $29.0 million and $16.9 million in amortization of up-front license fees, respectively, and $9.1 million and $10.1 million in sponsored development revenue, respectively, under the Abbott collaboration agreement. Additionally, during 2011 we recorded $30.0 million in milestone revenue, $10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre-Phase III meeting with the FDA for endometriosis. At December 31, 2011, we had $29.0 million of deferred revenue related to the Abbott agreement, which is being amortized over the estimated remaining collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim will work jointly to identify and advance GPR119 agonist candidates into preclinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment, and we are currently receiving research funding to support discovery efforts. We are eligible to receive up to approximately $3 million in additional preclinical milestone payments and $223 million in clinical development and commercial event based payments. We have assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on our past performance or upon the occurrence of a specific outcome resulting from our performance, 2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and 3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments have been recognized to date. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. Our participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee, which is expected to be through June 2012. For the years ended December 31, 2011 and 2010, we recorded revenues of $5.0 million and $2.7 million in amortization of up-front license fees and $1.3 million and $0.8 million in sponsored research related to the Boehringer Ingelheim agreement, respectively. At December 31, 2011, we had $2.3 million of deferred license fees that will be amortized over the estimated remaining collaborative research period of the agreement.

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

Share-Based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the years ended December 31, 2011, 2010, and 2009 was $2.9 million, $3.1 million, and $5.5 million, respectively.

Stock option awards and restricted stock units generally vest over a three to four year period and expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our

2003 Incentive Stock Plan, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized in accordance with authoritative guidance, and therefore individual share-based compensation awards may impact earnings disproportionately in any individual fiscal quarter.

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

Upon the closing of the sale of the facility and associated real property, we entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby we leased back for an initial term of 12 years our corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. We entered into a series of lease amendments (Amendments), beginning in late 2008, through which we vacated the Front Building, but continue to occupy the Rear Building. At December 31, 2011 and 2010, the liability related to vacating the Front Building was $0 and $7.5 million, respectively.

The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance in 2008. For the year ended 2011, 2010 and 2009, we recognized $3.0 million, $2.9 million and $2.8 million, respectively, of the deferred gain and will recognize the remaining $27.0 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

Under the terms of the Lease and the Amendments, we pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on our behalf a letter of credit in the amount of $4.2 million. The letter of credit is secured by a deposit of $4.2 million with the same bank. We have the right to extend the Lease for two consecutive ten-year terms.

In December 2010, we entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease and is recorded as an offset to rent expense. The Sublease provides the subtenant with an option to extend the term for two one-year renewal periods. The income generated under the Sublease is lower than our financial obligation under our Lease for the Rear Building as determined on a per square foot basis. Consequently, at December 31, 2010, we were required to record a cease use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.5 million of gross cease use expense, and a reversal of associated deferred rent of $173,000.

In September 2011, we entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides the subtenant with an option to extend the term for a one-year renewal period. Similar to the Sublease, this Second Sublease resulted in $0.3 million of gross cease use expense, and a reversal of associated deferred rent of $47,000.

At December 31, 2011 and 2010, we had recorded in our consolidated balance sheet a cease use liability related to both the Sublease and the Second Sublease of $2.6 million and $2.5 million, respectively.

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

Results of Operations for Years Ended December 31, 2011, 2010 and 2009

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues under collaboration agreements:
Abbott International Luxembourg S.à r.l. (Abbott)	$68.1	$27.0	$—
GlaxoSmithKline (GSK)	0.1	0.1	0.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	2.9	2.9	2.9
Boehringer Ingelheim International GmbH (Boehringer Ingelheim)	6.3	3.5	—

Total revenues	$77.4	$33.5	$3.0

The increase in revenues from the year ended December 31, 2010 to the year ended December 31, 2011 was primarily due to two milestones recognized under the Abbott collaboration agreement. During 2011, we recorded an aggregate of $30.0 million in milestone revenue, $10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre-Phase III meeting with the FDA for endometriosis. Additionally, 2011 represented the first full year under the Abbott and Boehringer Ingelheim collaboration agreements and revenue recognized from the amortization of up-front license fees increased from $19.6 million in 2010 to $34.0 million in 2011.

The increase in revenues from the year ended December 31, 2009 to the year ended December 31, 2010 was primarily due to executing collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH

(including elagolix) and GPR119 programs, respectively. During 2010, we recognized revenue of $19.6 million from amortization of up-front license fees and $10.9 million resulting from sponsored research and development reimbursement under these two collaboration agreements.

During each of the three years ended December 31, 2011, 2010 and 2009, we recognized $2.9 million in revenue under our collaboration agreement with DSP from amortization of up-front licensing fees.

We expect revenue to decrease significantly during 2012, primarily due to lower milestone revenue under the Abbott collaboration agreement. In 2011, we recognized an aggregate of $30 million in milestone revenue. We do not expect to recognize any milestone revenue in 2012.

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

The following table presents our total research and development expenses by category during the periods presented:

	Years Ended December 31,
	2011	2010	2009
	(In millions)
External development expense:
Elagolix	$4.0	$7.9	$8.9
VMAT2	4.4	1.8	0.6
Other	0.1	—	0.3

Total external development expense	8.5	9.7	9.8
R&D personnel expense	11.6	11.3	11.8
R&D facility and depreciation expense	6.2	7.0	8.8
Other R&D expense	4.7	3.2	3.3

Total research and development expense	$31.0	$31.2	$33.7

R&D expense decreased from $31.2 million in 2010 to $31.0 million in 2011. The increase in VMAT2 external development expense, due to Phase II clinical trial activity, was offset by a decrease in elagolix external development expenses as responsibility for that program has been shifted to Abbott. Other R&D expense increased from 2010 to 2011, primarily attributable to outside consultants who advise us on research and clinical projects. The $2.5 million decrease in research and development expense from 2009 to 2010 was primarily due to our restructuring program in 2009 coupled with lower depreciation expense which decreased by $1.5 million due to asset sales and assets reaching the end of their depreciable lives.

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

We expect research and development expenses to increase from 2011 levels primarily due to increased clinical efforts related to our VMAT2 program.

General and Administrative

General and administrative expenses decreased to $12.5 million in 2011 compared to $13.3 million during 2010 and $14.4 million during 2009. The $0.8 million decrease from 2010 to 2011 and the $1.1 million decrease in expenses from 2009 to 2010 resulted primarily from the restructuring program enacted in the second quarter of 2009 coupled with company-wide cost containment efforts.

We expect general and administrative expenses to remain at 2011 levels during 2012.

Cease-use Expense

During 2011, 2010 and 2009, we recognized $0.1 million, $2.8 million and $6.0 million, respectively, in cease-use expense, related to our corporate headquarters, under the amendment of the Lease and the two subleases discussed above.

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

Other income

Other income was $3.6 million in 2011, $5.8 million in 2010 and $2.6 million during 2009. The decrease in other income from 2010 to 2011 resulted primarily from a one-time realized gain of $1.3 million on the disposal of auction rate securities in 2010, overall lower investment returns due to interest rates in short-term debt instruments, and $1.0 million in Qualified Therapeutic Discovery Project Program funding received in 2010. The increase in other income from 2009 to 2010 resulted primarily from a $1.4 million loss from an other-than-temporary impairment recognized on auction rate securities in 2009, coupled with a realized gain of $1.3 million on the disposal of auction rate securities in 2010 and the $1.0 million in Qualified Therapeutic Discovery Project Program funding received in 2010.

Net Income

Our net income for 2011 was $37.6 million or $0.67 income per fully diluted share, our net loss for 2010 was $8.0 million, or $0.15 loss per share, compared to a loss of $51.0 million, or $1.30 loss per share, in 2009.

The change to net income in 2011 from a net loss position in 2010 was primarily the result of revenue recognized under our Abbott collaboration agreement. During 2011, we recorded an aggregate of $30.0 million in milestone revenue under our Abbott collaboration agreement, $10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre-Phase III meeting with the FDA for endometriosis. Additionally, 2011 represented the first full year under the Abbott and Boehringer Ingelheim collaboration agreements and the amortization of up-front license fees increased from $19.6 million in 2010 to $34.0 million in 2011.

The decrease in net loss from 2009 to 2010 was a result of the revenue recognized under the above mentioned collaboration agreements, our restructuring program implemented during the second quarter of 2009, and expense management efforts during 2010.

We expect to have a net loss in 2012, primarily due to lack of anticipated milestone revenue in 2012.

Liquidity and Capital Resources

At December 31, 2011, our cash, cash equivalents, and investments totaled $129.1 million compared with $130.6 million at December 31, 2010.

Net cash used in operating activities during 2011 was $0.7 million compared to net cash provided of $49.9 million during 2010. The $50.6 million change in cash provided by operating activities was primarily due to upfront payments from Abbott and Boehringer Ingelheim of $75 million and $10 million received in 2010 related to our partnering of our GnRH and GPR119 programs, respectively, offset by milestone payments of $30.0 million in 2011 under the Abbott collaboration agreement.

Net cash provided by operating activities during 2010 was $49.9 million compared to net cash used of $53.1 million during 2009. The $103.0 million change in cash provided by operating activities was primarily due to upfront payments from Abbott and Boehringer Ingelheim related to our partnering of our GnRH and GPR119 programs of $75 million and $10 million, respectively. Net loss for 2010 was $8.0 million compared to $51.0 million for 2009. This decrease in net loss was primarily due to our restructuring program implemented during the second quarter of 2009 and ongoing expense management efforts during 2010, as well as the above mentioned Abbott and Boehringer Ingelheim partnerings.

Net cash used in investing activities during 2011 was $3.5 million compared to $54.7 million and net cash provided of $12.1 million in 2010 and 2009, respectively. The fluctuation in net cash provided by (used in) investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Net cash provided by financing activities during 2011 was $0.3 million compared to $21.5 million and $9.9 million in 2010 and 2009, respectively. The decrease of $21.2 million in cash provided by financing activities was due to the net proceeds of $21.4 million received from our public offering of shares of common stock in March 2010. During 2009, we sold common stock for net cash proceeds of approximately $9.9 million. We had no outstanding debt at December 31, 2011.

Equity Financing. In January 2012, we completed a public offering of common stock in which we sold 10.9 million shares our common stock at an offering price of $8.10 per share. The shares were sold pursuant to our effective shelf registration statement with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $82.8 million.

In March 2010, we completed a public offering of common stock in which we sold approximately 10.5 million shares of our common stock at an offering price of $2.20 per share. The shares were sold pursuant to an effective shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $21.4 million.

In December 2009, we entered into a privately negotiated transaction to sell approximately 4.8 million shares of our common stock to an institutional investor at a price of $2.09 per share. The shares were sold pursuant to our effective shelf registration statement with the SEC. The net proceeds generated from this transaction were approximately $9.9 million.

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of December 31, 2011, we had not issued any shares under the CEFF.

Shelf Registration Statement. In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of January 31, 2012, we had approximately $37 million still available under the shelf registration statement.

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

Our license, research and clinical development agreements are generally cancelable with written notice within 180 days or less. In addition to the minimum payments due under our license and research agreements, we may be required to pay approximately $13 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

We lease our office and research laboratories under an operating lease with an initial term that expires at the end of 2019. Additionally, our facility lease agreement calls for us to maintain $50 million in cash and investments at all times, or to increase our security deposit by $5 million.

As of December 31, 2011, the total estimated future annual minimum lease payments under our non-cancelable operating lease obligations are as follows (in thousands):

Payment Amount
Year ending:
2012	$6,758
2013	6,961
2014	7,169
2015	7,385
2016	7,606
Thereafter	24,215

Total future minimum lease payments	$60,094

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

We test our potential product candidates in numerous preclinical studies to identify disease indications for which our product candidates may show efficacy. We may conduct multiple clinical trials to cover a variety of indications for each product candidate. As we obtain results from trials, we may elect to discontinue clinical trials for certain product candidates or for certain indications in order to focus our resources on more promising product candidates or indications. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of differences arising during the clinical trial protocol, including, among others, the following:

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

We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price up to an additional $125 million. As of January 31, 2012, we have used approximately $88 million under this shelf registration statement and have approximately $37 million still available. We may also seek additional funding through strategic alliances and other financing mechanisms such as our CEFF with Kingsbridge. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates were to have occurred on December 31, 2011, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or significantly modified on or after January 1, 2011. We now allocate revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or our estimate of selling price when fair value is not available for a given unit of accounting. As we did not enter into any new collaboration agreements or materially modify any existing collaboration agreements during the year, adoption of this guidance had no impact on our results of operations for the year ended December 31, 2011.

Effective January 1, 2011, we adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined per the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to Neurocrine. We evaluate events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on our results of operations as it is consistent with its historical practice of milestone revenue recognition.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. generally accepted accounting principles and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, and change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. We do not believe the adoption of this guidance will have a material impact on its consolidated financial statements

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

NEUROCRINE BIOSCIENCES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA

February 9, 2012

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except for par value and share totals)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$50,107	$54,051
Short-term investments, available-for-sale	78,996	72,814
Receivables under collaborative agreements	1,903	4,470
Other current assets	1,470	1,716

Total current assets	132,476	133,051
Property and equipment, net	1,586	1,532
Long-term investments	—	3,739
Restricted cash	4,306	6,102

Total assets	$138,368	$144,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,111	$810
Accrued liabilities	8,451	8,603
Current portion of deferred revenues	34,242	37,026
Current portion of cease-use liability	264	3,385
Current portion of deferred gain on sale of real estate	3,042	2,953

Total current liabilities	47,110	52,777
Deferred revenues	2,919	37,162
Deferred gain on sale of real estate	24,005	27,046
Deferred rent	1,800	1,413
Cease-use liability	2,328	6,580
Other liabilities	125	101

Total liabilities	78,287	125,079
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 55,262,734 and 54,882,129 at December 31, 2011 and 2010, respectively	55	55
Additional paid-in capital	784,811	781,607
Accumulated other comprehensive loss	(87)	(48)
Accumulated deficit	(724,698)	(762,269)

Total stockholders’ equity	60,081	19,345

Total liabilities and stockholders’ equity	$138,368	$144,424

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Operations

(In thousands, except income (loss) per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Sponsored research and development	$10,462	$10,938	$34
Milestones and license fees	66,951	22,563	2,919

Total revenues	77,413	33,501	2,953
Operating expenses:
Research and development	30,951	31,151	33,722
General and administrative	12,458	13,273	14,360
Cease-use expense	82	2,799	5,984
Restructuring expenses	—	—	2,557

Total operating expenses	43,491	47,223	56,623

Income (loss) from operations	33,922	(13,722)	(53,670)
Other income:
Gain on sale/disposal of assets	242	294	841
Deferred gain on real estate	2,953	2,867	2,785
Investment income and (expense)	418	1,538	(1,451)
Other income	36	1,055	457

Total other income	3,649	5,754	2,632

Net income (loss)	$37,571	$(7,968)	$(51,038)

Net income (loss) per common share:
Basic	$0.68	$(0.15)	$(1.30)

Diluted	$0.67	$(0.15)	$(1.30)

Shares used in the calculation of net income (loss) per common share:
Basic	55,176	52,820	39,137

Diluted	56,347	52,820	39,137

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2008	38,599	$39	$741,568	$(1,570)	$(703,263)	$36,774
Net loss	—	—	—	—	(51,038)	(51,038)
Unrealized gain on investments	—	—	—	2,779	—	2,779

Comprehensive loss						(48,259)
Share-based compensation	—	—	5,539	—	—	5,539
Issuance of common stock for restricted share units vested	608	—	—	—	—	—
Issuance of common stock, net of offering costs	4,785	5	9,895	—	—	9,900

BALANCE AT DECEMBER 31, 2009	43,992	44	757,002	1,209	(754,301)	3,954
Net loss	—	—	—	—	(7,968)	(7,968)
Unrealized loss on investments	—	—	—	(1,257)	—	(1,257)

Comprehensive loss						(9,225)
Share-based compensation	—	—	3,133	—	—	3,133
Issuance of common stock for restricted share units vested	383	1	—	—	—	1
Issuance of common stock for option exercises	42	—	124	—	—	124
Issuance of common stock, net of offering costs	10,465	10	21,348	—	—	21,358

BALANCE AT DECEMBER 31, 2010	54,882	55	781,607	(48)	(762,269)	19,345
Net income	—	—	—	—	37,571	37,571
Unrealized loss on investments	—	—	—	(39)	—	(39)

Comprehensive income						37,532
Share-based compensation	—	—	2,918	—	—	2,918
Issuance of common stock for restricted share units vested	287	—	—	—	—	—
Issuance of common stock for option exercises	94	—	286	—	—	286

BALANCE AT DECEMBER 31, 2011	55,263	$55	$784,811	$(87)	$(724,698)	$60,081

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$37,571	$(7,968)	$(51,038)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	694	1,436	3,179
Gain on sale of assets	(3,195)	(3,161)	(3,626)
Fair value adjustment for auction rate security rights	—	—	815
Loss on sale of investments	17	186	1,086
Fair value adjustment of auction rate securities	—	—	(1,047)
Realized gain on sale of auction rate securities	—	(1,320)	(124)
Other-than-temporary impairment for auction rate securities	—	—	1,431
Cease-use expense	82	2,799	5,984
Deferred revenues	(37,027)	62,490	(2,914)
Deferred rent	434	680	796
Amortization of premiums on investments	2,341	833	—
Non-cash share-based compensation expense	2,918	3,133	5,539
Change in operating assets and liabilities:
Accounts receivable and other assets	2,813	(4,278)	2,449
Cease-use liability	(7,502)	(4,537)	(9,851)
Other liabilities	24	(1,335)	(1,698)
Accounts payable and accrued liabilities	149	985	(4,076)

Net cash (used in) provided by operating activities	(681)	49,943	(53,095)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(139,099)	(89,787)	(16,800)
Sales/maturities of investments	134,259	34,839	27,615
Deposits and restricted cash	1,796	223	84
Proceeds from sales of property and equipment	245	336	1,193
Purchases of property and equipment	(750)	(315)	(35)

Net cash (used in) provided by investing activities	(3,549)	(54,704)	12,057
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	286	21,483	9,900

Net cash provided by financing activities	286	21,483	9,900

Net (decrease) increase in cash and cash equivalents	(3,944)	16,722	(31,138)
Cash and cash equivalents at beginning of the year	54,051	37,329	68,467

Cash and cash equivalents at end of the year	$50,107	$54,051	$37,329

SUPPLEMENTAL DISCLOSURES
Interest paid on debt obligations	$—	$—	$—
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. While the Company independently develops many of its product candidates, it has entered into collaborations for six of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott International Luxembourg S.à r.l. (Abbott).

Neurocrine Continental, Inc. (formerly Neurocrine Commercial Operations, Inc.), is a Delaware corporation and a wholly owned subsidiary of the Company which is inactive.

Principles of Consolidation. The consolidated financial statements include the accounts of Neurocrine as well as its wholly owned subsidiary. The Company does not have any significant interests in any variable interest entities. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Collaboration Agreements. During the years ended December 31, 2011, 2010 and 2009, collaborative research and development agreements accounted for all of the Company’s revenue.

Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term.

Industry Segment and Geographic Information. The Company operates in a single industry segment – the discovery and development of therapeutics for the treatment of neurological and endocrine-related diseases and disorders. The Company had no foreign based operations for the years ended December 31, 2011, 2010 and 2009.

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

Comprehensive Income (Loss). Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on available-for-sale investments and the Company’s net income (loss). The Company has disclosed comprehensive income (loss) as a component of stockholders’ equity.

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

Share-Based Compensation. The Company estimates the fair value of stock options using a Black-Scholes option pricing model on the date of grant. Restricted stock units are valued based on the closing price of the Company’s common stock on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances.

Investment Income and (Expense). Investment income and (expense) is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. The following table presents certain information related to the components of investment income and (expense) (in thousands):

	Years Ended December 31,
	2011	2010	2009
Interest income	435	397	691
Dividends	—	7	37
Realized gains/(losses), net	(17)	1,134	(2,179)

Total	$418	$1,538	$(1,451)

Net Income (Loss) Per Share. The computation of basic earnings per share is based upon the weighted-average number of common shares outstanding. The computation of diluted earnings per share is based upon the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares outstanding, determined using the treasury stock method, principally include shares that may be issued under the Company’s stock option agreements and restricted stock unit awards. At December 31, 2011, the Company had approximately 1.2 million additional dilutive potential common shares as computed under the treasury method, yielding a total of 56.3 million diluted common shares outstanding. For the years ended December 31, 2011, 2010 and 2009, there were employee stock options, calculated on a weighted average basis, to purchase 1.3 million, 0.5 million and 0.1 million shares of our common stock for these periods that are not included in the computation of diluted EPS as their impact would have been anti-dilutive.

Impact of Recently Issued Accounting Standards. In October 2009, the Financial Accounting Standards Board (the FASB) issued an Accounting Standard Update which replaced the concept of allocating revenue consideration amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The amended guidance also establishes a hierarchy for determining the selling price of revenue deliverables sold in multiple element revenue arrangements. The selling price used for each deliverable will be based on vendor-specific objective evidence (VSOE) if available, third-party evidence if VSOE is not available, or management’s estimate of an element’s stand-alone selling price if neither VSOE nor third-party evidence is available. The amendments in this update also require an allocation of selling price amongst deliverables be performed based upon each deliverable’s relative selling price to total revenue consideration, rather than on the residual method previously permitted. The updated guidance is effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. The Company prospectively adopted the updated guidance on January 1, 2011 and will apply the amended guidance to revenue arrangements containing multiple deliverables that are entered into or materially modified on or after January 1, 2011. The Company now allocates revenue consideration, excluding contingent consideration, based on the relative selling prices of the separate units of accounting contained within an arrangement containing multiple deliverables. Selling prices are determined using fair value, when available, or the Company’s estimate of selling price when fair value is not available for a given unit of accounting. As the Company did not enter into any new collaboration agreements or materially modify any existing collaboration agreements during the year, adoption of this guidance had no impact on the Company’s results of operations for the year ended December 31, 2011.

Effective January 1, 2011, the Company adopted the FASB’s revised authoritative guidance for research and development milestone recognition. The revised guidance is not required and does not represent the only acceptable method of revenue recognition. Milestones, as defined in the revised guidance, are (1) events that can only be achieved in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (2) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) that would result in additional payments being due to the

Company. The Company evaluates events under this guidance at the inception of an arrangement to determine the existence of milestones and if they are substantive. The adoption of the revised guidance has not had, and is not expected to have, a material impact on the Company’s results of operations as it is consistent with its historical practice of milestone revenue recognition.

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

NOTE 2. REVENUE RECOGNITION AND SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Revenue Recognition Policy. Revenues under collaborative agreements and grants are recognized as research costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, do not require scientific achievement as a performance obligation and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Prior to the revised multiple element guidance adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. If and when the Company enters into a new collaboration agreement or materially modifies an existing collaboration agreement, the Company will be required to apply the new multiple element guidance. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as they are 1) events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet this criteria as their achievement is based on the performance of Abbott. As of December 31, 2011, there are no further milestones that meet the definition of a milestone in accordance with authoritative guidance.

Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. For the years ended December 31, 2011 and 2010, the Company recorded revenues of $29.0 million and $16.9 million in amortization of up-front license fees, respectively. The Company also recorded $9.1 million and $10.1 million in sponsored development revenue related to the Abbott agreement during the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2011, the Company recognized $30.0 million in milestone revenue under the Abbott collaboration, $10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre- Phase III meeting with the U.S. Food and Drug Administration (FDA) for endometriosis. In addition, at December 31, 2011 and 2010, the Company had $29.0 million and $58.1 million, respectively, of deferred revenue related to the Abbott agreement, which is being amortized over the remaining collaborative development period.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into preclinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, and is currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make payments of up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as they are 1) events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting from the Company’s performance, (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet this criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development is governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company. The Company’s participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee, which is expected to be through June 2012. During the year ended December 31, 2011 and 2010, the Company recorded revenues of $5.0 million and $2.7 million in amortization of up-front license fees, respectively. The Company also recorded $1.3 million and $0.8 million in sponsored research revenue related to the Boehringer Ingelheim agreement during the years ended December 31, 2011 and 2010, respectively. In addition, at December 31, 2011 and 2010, the Company had $2.3 million and $7.3 million, respectively, of deferred license fees related to the Boehringer Ingelheim agreement, which is being amortized over the remaining collaborative research period of the agreement.

Dainippon Sumitomo Pharma Co., Ltd. On October 31, 2007, the Company entered into an exclusive license agreement with Dainippon Sumitomo Pharma Co. Ltd. (DSP), under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company received an up-front license fee of $20 million. The Company is also eligible to receive additional event based payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all event based payments be achieved, the Company may be entitled to payments totaling an additional $115 million. Event based payments under the DSP agreement do not meet the criteria of a milestone in accordance with the authoritative guidance as they are based on the performance of DSP. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan. For each of the years ending December 31, 2011, 2010 and 2009, the Company amortized annually into revenue $2.9 million of the upfront license fee under the DSP agreement.

GlaxoSmithKline. In July 2001, the Company announced a worldwide collaboration with GlaxoSmithKline (GSK) to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK conducted a collaborative research program and collaborated in the development of Neurocrine’s current lead CRF compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. In addition, the Company will be eligible to receive event based payments as compounds progress through the research and development process, royalties on future product sales and co-promotion rights in the U.S. under some conditions. GSK may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to certain payments and all product rights would revert to Neurocrine. The Company recognized $0.1 million in revenue under the GSK agreement in each of the years ended December 31, 2011, 2010 and 2009. The sponsored research portion of this collaboration agreement ended in 2005.

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

Investments at December 31, 2011 and 2010 consist of the following (in thousands):

	Years Ended December 31,
	2011	2010
Certificates of deposit	$4,552	$2,397
Commercial paper	12,467	27,650
Securities of government-sponsored enterprises	—	4,498
Corporate debt securities	61,977	42,008

Total investments	$78,996	$76,553

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$4,560	$—	$(8)	$4,552
Commercial paper	Less than 1	12,476	2	(11)	12,467
Corporate debt securities	Less than 1	62,047	6	(76)	61,977

Total short-term available-for-sale securities		$79,083	$8	$(95)	$78,996

December 31, 2010:
Classified as current assets:
Certificates of deposit	Less than 1	$2,160	$—	$(3)	$2,157
Commercial paper	Less than 1	27,657	1	(8)	27,650
Securities of government-sponsored entities	Less than 1	2,000	—	(2)	1,998
Corporate debt securities	Less than 1	41,047	5	(43)	41,009

Total short-term available-for-sale securities		$72,864	$6	$(56)	$72,814

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$—	$—	$240
Securities of government-sponsored entities	1 to 2	2,500	—	—	2,500
Corporate debt securities	1 to 2	997	2	—	999

Total long-term available-for-sale securities		$3,737	$2	$—	$3,739

(1)	Unrealized gains and losses are included in other comprehensive income (loss).

The following table presents certain information related to sales and maturities of available-for-sale investments (in thousands):

	Year Ended December 31,
	2011	2010	2009
Proceeds from sales/maturities of available-for-sale securities	$134,259	$22,064	$25,790
Gross realized gains on sales of available-for-sale securities	—	1,320	124
Gross realized losses on sales of available-for-sale securities	17	—	—
Gains reclassified out of accumulated other comprehensive income (loss) into earnings	—	1,289	—

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2011:
Certificates of deposit	$4,312	$(8)	$—	$—	$4,312	$(8)
Commercial paper	5,980	(11)	—	—	5,980	(11)
Securities of government-sponsored enterprises	—	—	—	—	—	—
Corporate debt securities	54,974	(76)	—	—	54,974	(76)

Total	$65,266	$(95)	$—	$—	$65,266	$(95)

December 31, 2010:
Certificates of deposit	$2,157	$(3)	$—	$—	$2,157	$(3)
Commercial paper	25,150	(8)	—	—	25,150	(8)
Securities of government-sponsored enterprises	1,998	(2)	—	—	1,998	(2)
Corporate debt securities	35,166	(43)	—	—	35,166	(43)

Total	$64,471	$(56)	$—	$—	$64,471	$(56)

NOTE 4. FAIR VALUE MEASUREMENTS

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. This is because cash equivalents and available for sale investments can be valued using quoted market prices or alternative pricing sources and models using market observable inputs.

The Company’s assets which are measured at fair value on a recurring basis as of December 31, 2011 and 2010 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Classified as current assets:
Cash and money market funds	$50.5	$50.5	$—	$—
Certificates of deposit	5.2	5.2	—	—
Commercial paper	12.5	—	12.5	—
Corporate bonds	65.2	—	65.2	—

Total	133.4	55.7	77.7	—
Less cash, cash equivalents and restricted cash	(54.4)	(51.1)	(3.3)	—

Total investments	$79.0	$4.6	$74.4	$—

December 31, 2010:
Cash and money market funds	$56.4	$56.4	$—	$—
Certificates of deposit	2.4	2.4	—	—
Commercial paper	27.6	—	27.6	—
Securities of government-sponsored entities	4.5	—	4.5	—
Corporate bonds	45.8	—	45.8	—

Total	136.7	58.8	77.9	—
Less cash, cash equivalents and restricted cash	(60.2)	(56.4)	(3.8)	—

Total investments	$76.5	$2.4	$74.1	$—

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Tenant improvements	1,118	1,118
Furniture and fixtures	966	1,217
Equipment	34,389	35,747

	36,473	38,082
Less accumulated depreciation	(34,887)	(36,550)

Property and equipment, net	$1,586	$1,532

For the years ended December 31, 2011, 2010 and 2009, depreciation expense was $0.7 million, $1.4 million and $3.2 million, respectively. During 2011, 2010 and 2009, the Company recognized a gain of approximately $242,000, $294,000 and $841,000, respectively, related to disposal of capital equipment.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2011 and 2010 consist of the following (in thousands):

	2011	2010
Accrued employee related costs	$3,842	$4,237
Accrued development costs	1,475	1,528
Other accrued liabilities	3,134	2,838

	$8,451	$8,603

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. At December 31, 2011 and 2010, the liability related to vacating the Front Building was $0 and $7.5 million, respectively.

The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance in 2008. For the years ended December 31, 2011, 2010 and 2009, the Company recognized $3.0 million, $2.9 million and $2.8 million, respectively, of the deferred gain and will recognize the remaining $27.0 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

Under the terms of the Lease and the Amendments, the Company pays base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $4.2 million. The letter of credit is secured by a deposit of $4.2 million with the same bank. The Company also has the right to extend the Lease for two consecutive ten-year terms.

In December 2010, the Company entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the sublease and is recorded as an offset to rent expense. The Sublease provides an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under our Lease for the Rear Building with DMH, as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.5 million of gross cease use expense, and a reversal of associated deferred rent of $173,000, being recorded in December 2010.

In September 2011, the Company entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides an option to extend for a one-year renewal period. Similar to the Sublease, this Second Sublease resulted in $0.3 million of gross cease use expense, and a reversal of associated deferred rent of $47,000.

At December 31, 2011 and 2010, the Company had recorded in its consolidated balance sheet a cease use liability related to both the Sublease and the Second Sublease of $2.6 million and $2.5 million, respectively.

The following table sets forth changes to the accrued cease-use liability during 2011 and 2010 (in thousands):

	Years Ended December 31,
	2011	2010
Beginning balance	$9,965	$11,530
Accreted cease use costs	277	506
Impact of sublease cease-use charge(1)	324	2,466
Change in estimate	(472)	—
Payments	(7,502)	(4,537)

Ending balance	$2,592	$9,965

(1)	Total sublease cease-use expense was offset by a related adjustment to deferred rent of approximately $47,000 during 2011 and $173,000 in 2010.

Rent Expense. Rent expense was $6.2 million, $6.4 million and $6.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Lease Commitments. The Company leases its office and research laboratories under an operating lease with an initial term of twelve years, expiring at the end of 2019. Additionally, the Company’s facility lease agreement calls for it to maintain $50 million in cash and investments at all times, or to increase the security deposit by $5 million.

As of December 31, 2011, the total estimated future annual minimum lease payments under the Company’s non-cancelable building lease for the years ending after December 31, 2011 are as follows (in thousands):

Payment Amount
2012	$6,758
2013	6,961
2014	7,169
2015	7,385
2016	7,606
Thereafter	24,215

Total future minimum lease payments	$60,094

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

NOTE 8. SHARE-BASED COMPENSATION

Share-Based Compensation Plans. In May 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 5,500,000 shares of Company common stock were reserved for future issuance. The 2011 Plan is the successor to the Company’s 2003 Incentive Stock Plan (the 2003 Plan), 2001 Stock Option Plan (the 2001 Plan), 1997 Incentive Stock Plan, 1996 Director Stock Option Plan and 1992 Incentive Stock Plan (the 1992 Plan) (together, the Prior Plans). Although the Company no longer grants equity awards under the Prior Plans, all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans, as applicable.

The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, as well as performance cash awards.

Since 1992, the Company has authorized approximately 20.7 million shares of common stock for issuance pursuant to the Prior Plans, several Employment Commencement Nonstatutory Stock Option Agreements and the 2011 Plan, (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock awards, restricted stock unit awards, and stock bonuses to officers, directors, employees, and consultants of the Company. Currently, all new grants of stock options are made from the 2011 Plan or through Employment Commencement Nonstatutory Stock Option Agreements. As of December 31, 2011, of the 20.7 million shares originally reserved for issuance under the Option Plans, 3.5 million of these shares were originally reserved for issuance pursuant to the terms of the Prior Plans and would currently be available for issuance but for the Company’s determination not to make further grants under these plans; 7.8 million were issued upon exercise of stock options previously granted or pursuant to restricted stock or stock bonus awards; 5.4 million were subject to outstanding options and restricted stock units; and 4.0 million remained available for future grant under the 2011 Plan. Share awards made under the 2011 Plan that are later cancelled due to forfeiture or expiration return to the pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of restricted stock units.

Vesting Provisions of Share-Based Compensation. Stock options granted under the Option Plans have terms from seven to ten years from the date of grant, and generally vest over a three to four-year period.

Restricted stock units granted under the Option Plans generally have vesting periods of three years. However, certain retirement provisions in the 2003 Option Plan provide that employees who are age 55 or older, and have five or more years of service with the Company, will be entitled to accelerated vesting of all of the unvested stock option awards upon retirement from the Company. In these cases, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. The maximum contractual term for all options granted from the 2011 Plan is ten years.

Share-Based Compensation. The compensation cost that has been included in the statement of operations for all share-based compensation arrangements was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
General and administrative expense	$1,760	$1,573	$3,193
Research and development expense	1,158	1,560	2,346

Share-based compensation expense	$2,918	$3,133	$5,539

Authoritative guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net tax loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

Stock Options. The exercise price of all options granted during the years ended December 31, 2011, 2010 and 2009 was equal to the market value on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three years ended December 31, 2011:

	Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.4%	2.2%	2.3%
Expected volatility of common stock	82%	90%	83%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	6.2 years	4.6 years	5.4 years

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model on the date of grant. The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, Directors and Officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2011 based on historical experience. The effect of pre-vesting forfeitures for awards with monthly vesting terms has historically been negligible on the Company’s recorded expense. Pre-vesting forfeitures for awards with annual vesting terms were estimated at 0% in 2011 based on historical employee turnover experience. The effect of past restructurings has been excluded from the historical review of employee turnover. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2011, 2010 and 2009, estimated as of the grant date using the Black-Scholes option valuation model, were $4.14, $1.80 and $2.10, respectively.

A summary of the status of the Company’s stock options as of December 31, 2011, 2010 and 2009 and of changes in options outstanding under the plans during the three years ended December 31, 2011 is as follows (in thousands, except for weighted average exercise price data):

	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	4,047	$11.22	2,809	$21.50	3,598	$21.78
Granted/amended	1,605	5.90	2,019	2.65	111	3.15
Exercised	(94)	3.05	(42)	2.93	—	—
Canceled	(243)	31.73	(739)	27.34	(900)	20.37

Outstanding at December 31	5,315	$8.82	4,047	$11.22	2,809	$21.50

Options outstanding at December 31, 2011 have a weighted average remaining contractual term of 5.5 years.

For the year ended December 31, 2011, share-based compensation expense related to stock options was $2.4 million. As of December 31, 2011, there was approximately $6.7 million of unamortized compensation cost related to stock options. Compensation cost associated with unvested stock option awards as of December 31, 2011 is expected to be recognized over a remaining weighted-average vesting period of 2.4 years. As of December 31, 2011, there were approximately 3.1 million options exercisable with a weighted average exercise price of $11.92 and a weighted-average remaining contractual term of 3.7 years. The total intrinsic value, which is the amount (if any) by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2011, 2010, and 2009 was $423,000, $187,000, and $0, respectively. As of December 31, 2011, the total intrinsic value of options outstanding and exercisable was $8.5 million. Cash received from stock option exercises for the years ended December 31, 2011, 2010, and 2009 was $286,000, $124,000 and $0, respectively.

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

On January 12, 2012 the Company granted its employees approximately 1.3 million options that vest monthly over a four year period with a strike price of $8.66.

Restricted Stock Units. Beginning in January 2006, certain employees received restricted stock units under the 2003 and 2011 Plans. The fair value of restricted stock units is based on the closing sale price of the

Company’s common stock on the NASDAQ Global Select Market on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been based on historical experience of restricted stock awards. As of December 31, 2011, all compensation cost related to outstanding restricted stock units had been recognized. For the year ended December 31, 2011, share-based compensation expense related to restricted stock units was $0.5 million. The total intrinsic value of restricted stock units converted into common shares during the years ended December 31, 2011, 2010, and 2009 was $1.9 million, $1.0 million and $2.0 million, respectively. The total intrinsic value of restricted stock units outstanding at December 31, 2011 was $0.4 million based on the Company’s closing stock price on that date.

A summary of the status of the Company’s restricted stock units as of December 31, 2011, 2010, and 2009 and of changes in restricted stock units outstanding under the plan for the three years ended December 31, 2011 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2011		2010		2009
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit
Restricted stock units outstanding at January 1	287	$5.08	681	$5.88	1,450	$6.58
Restricted stock units granted	50	5.88	—	—	—	—
Restricted stock units cancelled	—	—	(11)	5.62	(175)	6.48
Restricted stock units converted into common shares	(287)	5.08	(383)	6.49	(594)	7.42

Restricted stock units outstanding at December 31	50	$5.88	287	$5.08	681	$5.88

Warrants. As of December 31, 2011, the Company had outstanding warrants to purchase 3,940 shares of common stock at $52.05 per share that expire in December 2012.

The following shares of common stock are reserved for future issuance at December 31, 2011 (in thousands):

Share-based compensation plans	9,359
Warrants	4

Total	9,363

NOTE 9. STOCKHOLDERS’ EQUITY

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

Shelf Registration Statement

In December 2010, the Securities and Exchange Commission declared effective a shelf registration statement filed by the Company earlier in that month. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $125 million. As January 31, 2012, the Company had approximately $37 million still available under this shelf registration statement. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. The CEFF will expire on September 15, 2012 unless otherwise terminated pursuant to the terms of the CEFF. As of December 31, 2011, the Company had not issued any shares under the CEFF.

NOTE 10. SEPARATION AND TRANSITION AGREEMENT

On August 31, 2011, the Company entered into a Separation and Transition Agreement (the Agreement) with an executive officer of the Company. Pursuant to the Agreement, the Company recorded a one-time charge totaling approximately $1.0 million, which included $0.3 million in stock-based compensation related expense. This charge was included as a general and administrative expense in the Company’s Consolidated Statement of Operations. During 2011, approximately $0.2 million was paid to the executive and approximately $0.5 million remained as a short-term liability in the Company’s Consolidated Balance Sheet as of December 31, 2011.

NOTE 11. INCOME TAXES

On January 1, 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax positions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits and did not have any unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate. The adoption of the guidance did not impact the Company’s financial condition, results of operations or cash flows.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s Consolidated Balance Sheets at December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2011.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1995 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

At December 31, 2011, the Company had net deferred tax assets of $325.3 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. The Company has determined that no ownership changes have occurred through December 31, 2011. As a result of this analysis, the Company has re-established its deferred tax assets for net operating losses of $238.0 million and research and development credits of $26.3 million through 2011, with a corresponding increase to its valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

At December 31, 2011, the Company had Federal and California income tax net operating loss carry forwards of approximately $602.2 million and $598.8 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2015 and 2016, respectively, unless previously utilized. In addition, the Company has Federal and California research and development tax credit carry forwards of $30.2 million and $20.8 million, respectively. The Federal research and development tax credit carry forwards began expiring in 2007 and will continue to expire unless utilized. There were $842,000 of Federal research and development tax credit carryforwards that have expired through 2011. The California research and development tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $257,000, which will carry forward indefinitely. At December 31, 2011, approximately $17.5 million of the net operating loss carry forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are listed below. A valuation allowance of $325.3 million and $76.4 million at December 31, 2011 and 2010, respectively, has been recognized to offset the deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31 as of each respective year (in thousands):

	2011	2010
Deferred tax assets:
Net operating losses	$238,000	$—
Research and development credits	26,300	—
Capitalized research and development	6,000	1,100
Share-based compensation expense	4,500	4,400
Deferred revenue	16,000	31,000
Deferred gain on sales leaseback	11,000	12,200
Intangibles	18,400	21,000
Cease-use expense	1,100	4,100
Fixed assets	200	200
Other	3,800	2,400

Total deferred tax assets	325,300	76,400
Valuation allowance	(325,300)	(76,400)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2011, 2010 and 2009, due to the following (in thousands):

	2011	2010	2009
Federal income taxes at 35%	$13,150	$(2,789)	$(17,863)
State income tax, net of Federal benefit	2,230	(177)	(2,935)
Tax effect on non-deductible expenses	428	5,212	1,586
(Re-established)/removal of net operating losses and R&D credits	(282,173)	(16,937)	26,002
Change in valuation allowance	248,803	14,521	(7,923)
Uncertain tax positions	17,432	—	—
Other	130	170	1,133

	$—	$—	$—

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance as of December 31, 2010	$—
Increases related to prior year tax positions	19,922
Increases related to current year tax positions	395
Expiration of the statue of limitations for the assessment of taxes	(80)

Balance as of December 31, 2011	$20,237

During the current year, the Company concluded that an ownership change did not occur in the current or prior years. Since it was determined that no ownership change occurred, the Company has re-established its deferred tax assets related to net operating losses and research and development credits. However, the Company, under authoritative guidance, excluded those deferred tax assets that are not more likely than not to be sustained under the technical merits of the tax position. These unrecognized tax benefits total $19.9 million and $0.4 million for prior year tax positions and current year tax positions, respectively, as reflected in the tabular rollforward above.

As of December 31, 2011, the Company has $17.4 million of unrecognized tax benefits that, if recognized and realized, would effect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2011.

In the next twelve months it is reasonably possible that the amount of unrecognized tax benefits will decrease by approximately $0.2 million as a result of the expiration of the statute of limitations.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1995 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

NOTE 12. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Prior to July 1, 2009, the Company matched 50% of employee contributions up to 6% of eligible compensation, with cliff vesting of the employer match after three years. Effective July 1, 2009, the Company cancelled the matching contribution on the 401(k) Plan. The Company has reinstated the employer match effective January 1, 2011 on the same terms as prior to July 1, 2009. Employer contributions were $0.2, $0 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated all subsequent events that have occurred after the date of the accompanying financial statements and determined that there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the Company’s financial statements, other than as disclosed below.

In January 2012, the Company completed a public offering of common stock in which they sold 10.9 million shares of their common stock at an offering price of $8.10 per share. The shares were sold pursuant to an effective shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $82.8 million.

NOTE 14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations of the Company for the years ended December 31, 2011 and 2010 (unaudited, in thousands, except for per share data):

	Year Ended December 31,				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenues	$12,512	$12,157	$41,634	$11,110	$77,413
Operating expenses	10,573	11,061	11,194	10,663	43,491
Net income	2,882	1,976	31,382	1,331	37,571
Net income per share:
Basic	$0.05	$0.04	$0.57	$0.02	$0.68
Diluted	$0.05	$0.04	$0.56	$0.02	$0.67
Shares used in the calculation of net income per share:
Basic	54,983	55,209	55,248	55,259	55,176
Diluted	56,114	56,434	56,378	56,461	56,347

	Year Ended December 31,				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Revenues	$753	$4,643	$14,448	$13,657	$33,501
Operating expenses	10,922	10,533	11,982	13,786	47,223
Net (loss) income	(8,636)	(5,152)	3,333	2,487	(7,968)
Net (loss) income per share:
Basic	$(0.19)	$(0.09)	$0.06	$0.05	$(0.15)
Diluted	$(0.19)	$(0.09)	$0.06	$0.04	$(0.15)
Shares used in the calculation of net (loss) income per share:
Basic	46,618	54,836	54,844	54,869	52,820
Diluted	46,618	54,836	55,723	56,245	52,820

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Neurocrine Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of Neurocrine Biosciences, Inc. and our report dated February 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA

February 9, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description
3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(13)

3.3	Bylaws(1)

3.4	Certificate of Amendment of Bylaws(7)

3.5	Certificate of Amendment to Bylaws(14)

3.6	Certificate of Amendment to Bylaws(21)

4.1	Form of Common Stock Certificate(1)

10.1**	Amended 1992 Incentive Stock Plan(5)

10.2**	1996 Director Option Plan, as amended, and form of stock option agreement(16)

10.3*	Research and License Agreement dated October 15, 1996, between the Company and Eli Lilly and Company(2)

10.4**	Form of incentive stock option agreement and nonstatutory stock option agreement for use in connection with Amended 1992 Incentive Stock Plan(16)

10.5*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Company(3)

10.6*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Company(4)

10.7*	Collaboration and License Agreement between the Company and Glaxo Group Limited dated July 20, 2001(6)

Exhibit Number	Description
10.8**	2001 Stock Option Plan, as amended August 6, 2002 and October 15, 2002(8)

10.9**	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement(18)

10.10**	Form of Indemnity Agreement entered into between the Company and its officers and directors(12)

10.11	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and the Company(9)

10.12	Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, the Company and DOV Pharmaceutical, Inc.(9)

10.13	License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc.(9)

10.14**	Employment Commencement Nonstatutory Stock Option Agreement dated October 31, 2005 between the Company and Christopher O’Brien(11)

10.15*	Amendment dated February 7, 2006 to Collaboration and License Agreement between the Company and Glaxo Group Limited(15)

10.16*	License Agreement dated October 31, 2007 between the Company and Dainippon Sumitomo Pharma Co. Ltd.(17)

10.17*	Amendment dated October 29, 2007 to Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Company(17)

10.18	Amended and Restated Lease dated November 1, 2011 between Neurocrine Biosciences, Inc. and DMH Campus Investors, LLC.(22)

10.19	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of DMH Campus Investors, LLC, as amended on November 3, 2011. (22)

10.20**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.(10)

10.21**	Transition and Separation Agreement dated August 31, 2011 between the Company and Margaret E. Valeur-Jensen, Ph.D., J.D.(23)

10.22**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Timothy P. Coughlin(10)

10.23**	Amended and Restated Employment Agreement effective August 6, 2007 between the Company and Christopher F. O’Brien M.D.(17)

10.24**	Amended and Restated Employment Agreement effective August 23, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.(17)

10.25**	Amended and Restated Employment Agreement effective August 14, 2007 between the Company and Haig Bozigian, Ph.D.(17)

10.26**	2011 Equity Incentive Plan, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder(24)

10.27*	First Amendment to Collaboration and License Agreement dated August 31, 2011 between the Company and Abbott International Luxembourg S.à r.l.(23)

Exhibit Number	Description
10.28	Common Stock Purchase Agreement dated September 15, 2009 between the Company and Kingsbridge Capital Limited(19)

10.29	Registration Rights Agreement dated September 15, 2009 between the Company and Kingsbridge Capital Limited(19)

10.30*	Collaboration and License Agreement dated June 16, 2010 by and between Boehringer Ingelheim International GmbH and the Company(20)

10.31*	Collaboration Agreement dated June 15, 2010 by and between Abbott International Luxembourg S.a.r.l. and the Company(20)

10.32**	Form of Amendment to Employment Agreement for executive officers(25)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS****	XBRL Instance Document.

101.SCH****	XBRL Taxonomy Extension Schema Document.

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 1997 (Commission File No. 333-03172)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 1999
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on July 16, 2001 (Commission File No. 333-65198)
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2001
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 10, 1998
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 4, 2003
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2004
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2005
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2009
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 13, 2006

(16)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on June 26, 1998 (Commission File No. 333-57875)
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 11, 2008
(18)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 15, 2009
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2010
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
(23)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2011
(24)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2011
(25)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 10, 2011
*	Confidential treatment has been granted with respect to certain portions of the exhibit.
**	Management contract or compensatory plan or arrangement.
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

Date: February 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2012

/s/ Timothy P. Coughlin Timothy P. Coughlin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2012

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 9, 2012

/s/ Gary A. Lyons Gary A. Lyons	Director	February 9, 2012

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 9, 2012

/s/ Joseph A. Mollica Joseph A. Mollica	Director	February 9, 2012

/s/ Corinne H. Nevinny Corinne H. Nevinny	Director	February 9, 2012

/s/ Richard F. Pops Richard F. Pops	Director	February 9, 2012

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 9, 2012