Form 10-Q
period 2012-03-31
NEUROCRINE BIOSCIENCES INC
filed 2012-05-02
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 66,307,197 as of April 27, 2012.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$76,940	$50,107
Short-term investments, available for sale	104,146	78,996
Receivables under collaboration agreements	1,809	1,903
Other current assets	2,079	1,470

Total current assets	184,974	132,476
Property and equipment, net	1,837	1,586
Long-term investments	19,024	—
Restricted cash	4,306	4,306

Total assets	$210,141	$138,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$596	$1,111
Accrued liabilities	6,967	8,451
Current portion of deferred revenues	25,735	34,242
Current portion of cease-use liability	269	264
Current portion of deferred gain on sale of real estate	3,064	3,042

Total current liabilities	36,631	47,110
Deferred revenues	2,189	2,919
Deferred gain on sale of real estate	23,224	24,005
Deferred rent	1,880	1,800
Cease-use liability	2,259	2,328
Other liabilities	124	125

Total liabilities	66,307	78,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 66,306,302 as of March 31, 2012 and 55,262,734 as of December 31, 2011	66	55
Additional paid-in capital	869,479	784,811
Accumulated other comprehensive loss	(127)	(87)
Accumulated deficit	(725,584)	(724,698)

Total stockholders’ equity	143,834	60,081

Total liabilities and stockholders’ equity	$210,141	$138,368

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Sponsored research and development	$2,029	$3,274
Milestones and license fees	9,238	9,238

Total revenues	11,267	12,512
Operating expenses:
Research and development	9,388	7,317
General and administrative	3,671	3,156
Cease-use expense	—	100

Total operating expenses	13,059	10,573

(Loss) income from operations	(1,792)	1,939
Other income:
Gain on sale/disposal of assets	25	80
Deferred gain on real estate	758	736
Investment income, net	121	119
Other income, net	2	8

Total other income	906	943

Net (loss) income	$(886)	$2,882

Net (loss) income per common share:
Basic	$(0.01)	$0.05
Diluted	$(0.01)	$0.05

Shares used in the calculation of net (loss) income per common share:
Basic	63,409	54,983
Diluted	63,409	56,114

Other Comprehensive (Loss) Income:
Net (loss) income	$(886)	$2,882
Net unrealized losses on available-for-sale securities	(40)	(2)

Comprehensive (loss) income	$(926)	$2,880

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(886)	$2,882
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	152	240
Gain on sale of assets	(783)	(816)
Cease-use expense	—	100
Deferred revenues	(9,237)	(9,306)
Deferred rent	80	99
Amortization of premiums on investments	623	501
Non-cash share-based compensation expense	1,426	712
Change in operating assets and liabilities:
Accounts receivable and other assets	(515)	1,241
Accounts payable and accrued liabilities	(1,999)	(3,019)
Cease-use liability	(64)	(1,214)
Other liabilities	(1)	—

Net cash used in operating activities	(11,204)	(8,580)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(75,385)	(50,649)
Sales and maturities of investments	30,548	29,453
Deposits and restricted cash	—	(2)
Proceeds from sales of property and equipment	25	83
Purchases of property and equipment	(404)	(20)

Net cash used in investing activities	(45,216)	(21,135)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	83,253	57

Net cash provided by financing activities	83,253	57

Net increase (decrease) in cash and cash equivalents	26,833	(29,658)
Cash and cash equivalents at beginning of the period	50,107	54,051

Cash and cash equivalents at end of the period	$76,940	$24,393

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of the Company’s financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Recently Issued Accounting Standards. In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring an entity to disclose information about offsetting arrangements and the impact of these arrangements on the Company’s financial position. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between GAAP and IFRS to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2012, the Company adopted guidance issued by the FASB concerning presentation and disclosure only for the presentation of comprehensive (loss) income. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial position or results of operations, other than its impact on the presentation of comprehensive (loss) income.

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

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of Abbott. As of March 31, 2012, there are no further milestones that meet the definition of a milestone in accordance with authoritative guidance.

Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. During the three months ended March 31, 2012 and 2011, the Company recorded revenues of $7.3 million from amortization of up-front license fees in each period. The Company also recorded $1.4 million and $2.8 million in sponsored development revenue related to the Abbott agreement during the three months ended March 31, 2012 and 2011, respectively. In addition, at March 31, 2012, the Company had $21.8 million of deferred revenue related to the Abbott agreement, which is being amortized over the remaining collaborative development period.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into preclinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. The Company received a $10 million upfront payment, and is currently receiving research funding to support discovery efforts. Boehringer Ingelheim agreed to make payments of up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as (1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting from the Company’s performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development is governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company. The Company’s participation in the steering committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the steering committee, which is expected to be through June 2012. During the three months ended March 31, 2012 and 2011, the Company recorded revenues of $1.2 million from amortization of up-front license fees in each period. The Company also recorded $0.6 million and $0.4 million in sponsored research revenue related to the Boehringer Ingelheim agreement during the three-months ended March 31, 2012 and 2011, respectively. In addition, at March 31, 2012, the Company had $1.0 million of deferred license fees related to the Boehringer Ingelheim agreement, which is being amortized over the remaining collaborative research period of the agreement.

3. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Investments consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Certificates of deposit	$10,553	$4,552
Commercial paper	8,486	12,467
Corporate debt securities	104,131	61,977

Total investments	$123,170	$78,996

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$10,088	$—	$(14)	$10,074
Commercial paper	Less than 1	8,490	3	(7)	8,486
Corporate debt securities	Less than 1	85,653	5	(72)	85,586

Total short-term available for sale securities		$104,231	$8	$(93)	$104,146
Classified as long-term assets:
Certificates of deposit	1-2	480	—	(1)	479
Corporate debt securities	1-2	18,586	—	(41)	18,545

Total long-term available for sale securities		19,066	—	(42)	19,024

Total available-for-sale securities		$123,297	$8	$(135)	$123,170

December 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$4,560	$—	$(8)	$4,552
Commercial paper	Less than 1	12,476	2	(11)	12,467
Corporate debt securities	Less than 1	62,047	6	(76)	61,977

Total short-term available-for-sale securities(2)		$79,083	$8	$(95)	$78,996

(1)	Unrealized gains and losses are included in other comprehensive (loss) income.
(2)	The Company did not hold any long-term available-for-sale securities at December 31, 2011.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2012:
Certificates of deposit	$10,064	$(15)	$—	$—	$10,064	$(15)
Commercial paper	4,988	(7)	—	—	4,988	(7)
Corporate debt securities	94,469	(113)	—	—	94,469	(113)

Total	$109,521	$(135)	$—	$—	$109,521	$(135)

December 31, 2011:
Certificates of deposit	$4,312	$(8)	$—	$—	$4,312	$(8)
Commercial paper	5,980	(11)	—	—	5,980	(11)
Corporate debt securities	54,974	(76)	—	—	54,974	(76)

Total	$65,266	$(95)	$—	$—	$65,266	$(95)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. This is because cash equivalents and available for sale investments can be valued using quoted market prices or alternative pricing sources and models using market observable inputs. The Company did not have any transfers between Level 1 and Level 2 of the fair value hierarchy and did not hold any Level 3 assets during the periods presented.

The Company’s assets which are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Classified as current assets:
Cash and money market funds	$67.6	$67.6	$—	$—
Certificates of deposit	14.9	14.9	—	—
Commercial paper	13.5	—	13.5	—
Corporate bonds	89.3	—	89.3	—

Total	185.3	82.5	102.8	—
Less cash, cash equivalents and restricted cash	(81.2)	(72.4)	(8.8)	—

Total short-term investments	104.1	10.1	94.0	—
Classified as non-current assets:
Certificates of deposit	0.5	0.5	—	—
Corporate bonds	18.5	—	18.5	—

Total long-term investments	$19.0	$0.5	$18.5	$—

December 31, 2011:
Classified as current assets:
Cash and money market funds	$50.5	$50.5	$—	$—
Certificates of deposit	5.2	5.2	—	—
Commercial paper	12.5	—	12.5	—
Corporate bonds	65.2	—	65.2	—

Total	133.4	55.7	77.7	—
Less cash, cash equivalents and restricted cash	(54.4)	(51.1)	(3.3)	—

Total investments(1)	$79.0	$4.6	$74.4	$—

(1)	The Company did not hold any long-term available-for-sale securities at December 31, 2011.

5. SHARE-BASED COMPENSATION

The Company’s net (loss) income for the three months ended March 31, 2012 and 2011 included $1.4 million and $0.7 million, respectively, of compensation expense related to the Company’s share-based compensation awards. As of March 31, 2012, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $13.4 million, which is expected to be recognized over a weighted average period of approximately three years. The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive (loss) income as follows (in millions):

	Three Months Ended March 31,
	2012	2011
General and administrative	$0.7	$0.3
Research and development	0.7	0.4

Total share-based compensation expense	$1.4	$0.7

During the three months ended March 31, 2012 and 2011, stock options for approximately 94,000 and 22,000 shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2012 and 2011 was approximately $282,000 and $57,000, respectively. The Company issued approximately 25,000 and 0.3 million shares of common stock pursuant to the vesting of restricted stock units (RSUs) during the three months ended March 31, 2012 and 2011, respectively.

Stock Option Assumptions

The Company granted stock options for 1.3 million and 10,000 shares of common stock during the three months ended March 31, 2012 and 2011, respectively. The exercise price of all stock options granted during the three months ended March 31, 2012 and 2011 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Risk-free interest rate	1.3%	2.0%
Expected volatility of common stock	79.7%	78.4%
Dividend yield	0.0%	0.0%
Expected option term	6.8 years	4.5 years

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model on the date of grant. The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Company estimates forfeiture rates for stock options based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, recent grants of stock options have a contractual life of ten years, versus seven years for older option grants, and the vesting period for recent option grants has been extended to four years, which together have also resulted in an increase in the expected option term. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

6. STOCKHOLDERS’ EQUITY

Common Stock Issuances

In January 2012, the Company completed a public offering of common stock in which the Company sold 10.9 million shares of its common stock at an offering price of $8.10 per share. The shares were sold pursuant to the Company’s effective shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $83.0 million.

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. The CEFF will expire on September 15, 2012 unless otherwise terminated pursuant to the terms of the CEFF. As of March 31, 2012, the Company had not issued any shares under the CEFF.

7. REAL ESTATE

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement.

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby the Company leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building.

The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance in 2008. For the three months ended March 31, 2012 and 2011, the Company recognized $0.8 million and $0.7 million, respectively, of the deferred gain and will recognize the remaining $26.3 million of the deferred gain over the remainder of the initial Lease term which will expire at the end of 2019.

Under the terms of the Lease and the Amendments, the Company pays base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. has issued on the Company’s behalf a letter of credit in the amount of $4.2 million. The letter of credit is secured by a deposit of $4.2 million with the same bank. The Company also has the right to extend the Lease for two consecutive ten-year terms.

In December 2010, the Company entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease and is recorded as an offset to rent expense. The Sublease provides an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH, as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.5 million of gross cease use expense, and a reversal of associated deferred rent of $173,000, being recorded in December 2010.

In September 2011, the Company entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides an option to extend for a one-year renewal period. Similar to the Sublease, this Second Sublease resulted in $0.3 million of gross cease use expense, and a reversal of associated deferred rent of $47,000, being recorded in September 2011.

At March 31, 2012 and 2011, the Company had recorded in its consolidated balance sheet a cease-use liability related to both the Sublease and the Second Sublease of $2.5 million and $2.4 million, respectively. At March 31, 2011, the Company also had a liability of $6.5 million to the landlord related to the Amendments which permitted the Company to vacate the Front Building. This liability was retired in its entirety during 2011.

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2012 and 2011as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Beginning balance at January 1	$2,592	$9,965
Accrued cease use costs	—	100
Payments	(64)	(1,214)

Ending balance at March 31	$2,528	$8,851

8. (LOSS) INCOME PER COMMON SHARE

The Company computes basic net (loss) income per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from the diluted loss per share calculation because of their anti-dilutive effect.

For the first quarter of 2012, the Company realized a net loss of $0.9 million. Potentially dilutive securities totaled 1.4 million for the three months ended March 31, 2012. Options to purchase 2.4 million shares of common stock were outstanding during the three months ended March 31, 2012 with an exercise price greater than the average market price of the underlying common shares.

For the first quarter of 2011, the Company realized net income of $2.9 million. This resulted in the addition of 1.1 million of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for the three months ended March 31, 2011. Options to purchase 1.5 million shares of common stock were outstanding during the three months ended March 31, 2011 but were not included in the computation of diluted earnings per share as such options had an exercise price that was greater than the average market price of the underlying common shares.

9. RESEARCH AND DEVELOPMENT

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

10. INCOME TAXES

In January 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There were no unrecognized tax benefits included in the Company’s condensed consolidated balance sheet as of March 31, 2012 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011 or at March 31, 2012, and has not recognized interest and/or penalties in the condensed consolidated statement of comprehensive (loss) for the first three months of 2012.

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

At December 31, 2011, the Company had Federal and California income tax net operating loss carry forwards of approximately $602.2 million and $598.8 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2015 and 2016, respectively, unless previously utilized. In addition, the Company had Federal and California research and development tax credit carry forwards of $30.2 million and $20.8 million, respectively. The Federal research and development tax credit carry forwards began expiring in 2007 and will continue to expire unless utilized. There were $842,000 of Federal research and development tax credit carryforwards that have expired through 2011. The California research and development tax credit carryforwards carry forward indefinitely. The Company also had Federal Alternative Minimum Tax credit carryforwards of approximately $257,000, which will carry forward indefinitely. At December 31, 2011, approximately $17.5 million of the net operating loss carry forwards related to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized. As of December 31, 2011, the Company had $17.4 million of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of March 31, 2012, we had an accumulated deficit of $725.6 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott International Luxembourg S.à r.l. (Abbott).

Abbott International Luxembourg S.à r.l.. In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance GnRH compounds towards commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $53.2 million related to the amortization of up-front license fees, $30.0 million in milestone revenue, and $20.6 million in sponsored development revenue consisting of reimbursement of internal and external expenses. In addition, at March 31, 2012, we had $21.8 million of deferred revenue related to the Abbott agreement, which is being amortized over the estimated remaining term of the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim are working jointly to identify and advance GPR119 agonist candidates into preclinical development. Boehringer Ingelheim will then be responsible for the global development and commercialization of potential GPR119 agonist products. We received a $10 million upfront payment and we are currently receiving research funding to support discovery efforts. We are eligible to receive up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development is governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $9.0 million related to amortization of up-front license fees and $2.7 million in sponsored research. At March 31, 2012, we had $1.0 million of deferred license fees that will be amortized over the estimated remaining term of the collaborative research period of the agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (research and development expense), share-based compensation, lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Research and Development Expense. Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing research and development efforts. Other research and development expenses mainly represent laboratory supply expenses, scientific consulting expenses and other expenses.

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the quarters ended March 31, 2012 and 2011 was $1.4 million and $0.7 million, respectively.

Stock option awards and restricted stock units generally vest over a three to four year period and the corresponding expense is ratably recognized over those same time periods. However, due to certain retirement provisions in our 2003 Incentive Stock Plan, share-based compensation expense may be recognized over a shorter period of time, and in some cases the entire share-based compensation expense may be recognized upon grant of the share-based compensation award. Employees who are age 55 or older and have five or more years of service with us are entitled to accelerated vesting of certain unvested share-based compensation awards upon retirement. This retirement provision leads to variability in the quarterly expense amounts recognized in accordance with authoritative guidance, and therefore individual share-based compensation awards may impact our earnings disproportionately in any individual fiscal quarter.

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

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended March 31,
	2012	2011
	(In millions)
Revenues under collaboration agreements:
Abbott	$8.7	$10.1
GlaxoSmithKline (GSK)	0.1	0.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	1.8	1.6

Total revenues	$11.3	$12.5

Revenues for the first quarter of 2012 were $11.3 million, compared to $12.5 million for the same period in 2011. The decrease in revenue was due to lower revenue recognition under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively, which were both entered into during June 2010. During the first quarter of 2012 we recognized $2.0 million in revenue from sponsored research and development reimbursement under these two agreements, compared to $3.2 million during the first quarter of 2011. During the first quarter of both 2012 and 2011, we recognized $9.2 million in revenue under our various collaboration agreements from amortization of up-front licensing fees, including the Abbott and Boehringer Ingelheim agreements.

Operating Expenses

Research and Development

Our research and development expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing research and development efforts. Other research and development expenses mainly represent laboratory supply expenses, scientific consulting expenses and other expenses. We currently have eleven programs in various stages of research and development, including six programs in clinical development.

The following table presents our total research and development expenses by category during the periods presented:

	Three Months Ended March 31,
	2012	2011
	(In millions)
External development expense:
Elagolix	$0.6	$1.1
VMAT2	1.7	0.8
Other	0.3	—

Total external development expense	2.6	1.9
Research and development personnel expense	3.7	3.1
Research and development facility and depreciation expense	1.4	1.6
Other research and development expense	1.7	0.7

Total research and development expense	$9.4	$7.3

The $2.1 million increase in research and development expense from 2011 to 2012 was primarily due to an increase in our VMAT2 related expenses as this program progressed in Phase II, including costs for drug manufacturing and preclinical studies, offset by a decrease in our external development expenses related to elagolix, as these efforts continued to transition to Abbott. Personnel related expense increased due to our increased headcount ($0.3 million) and increased share-based compensation expense ($0.3 million). Other research and development expense increased due to an increase in externally conducted in-vitro studies for early stage preclinical programs, as well as additional scientific consultants utilized by us for various development programs.

General and Administrative

General and administrative expenses increased to $3.7 million for the first quarter of 2012 from $3.2 million for the first quarter of 2011. This increase was primarily due to an increase in share-based compensation expense of $0.4 million.

Other income

Other income was consistent period to period at $0.9 million in the first quarter of 2012 and 2011.

Our net (loss) income for the first quarter of 2012 was $(0.9) million, or a loss of $0.01 per share, compared to net income of $2.9 million, or net income of $0.05 per share, during the same period in 2011. The change in net operating results from 2011 to 2012 is a result of increased research and development expenses coupled with lower revenue recognized under our collaboration agreement with Abbott.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first quarter of 2012 was $11.2 million compared with $8.6 million during the same period in 2011. The $2.6 million increase in cash used in operating activities is primarily related to expanded research and development activities in 2012.

Net cash used in investing activities during the first quarter of 2012 was $45.2 million compared to $21.1 million during the same period in 2011. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. Additionally, we purchased $0.4 million of capital equipment during the first quarter of 2012.

Net cash provided by financing activities during the first quarter of 2012 was $83.3 million compared to $0.1 million during the same period in 2011. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $83.0 million from our public offering of common stock in January 2012.

At March 31, 2012, our cash, cash equivalents, and investments totaled $200.1 million compared with $129.1 million at December 31, 2011.

Equity Financing. In January 2012, we completed a public offering of common stock in which we sold 10.9 million shares of our common stock at an offering price of $8.10 per share. The shares were sold pursuant to our effective shelf registration statement with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $83.0 million.

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of March 31, 20112, we had not issued any shares under the CEFF.

Shelf Registration Statement. In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of March 31, 2012, we had approximately $37 million still available under this shelf registration statement. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price up to $125 million (of which approximately $37 million remains available). We may also seek additional funding through strategic alliances and other financing mechanisms such as our CEFF with Kingsbridge. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on March 31, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring an entity to disclose information about offsetting arrangements and the impact of these arrangements on the our financial position. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between accounting principles generally accepted in the United States and IFRS to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2012, we adopted guidance issued by the FASB concerning presentation and disclosure only for the presentation of comprehensive (loss) income. The adoption of this guidance did not have a material impact on our condensed consolidated financial position or results of operations, other than its impact on the presentation of comprehensive (loss) income.

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

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with Abbott International Luxembourg S.à r.l. (Abbott), any of the clinical, regulatory or operational events described above could delay timelines for the completion of our Phase III endometriosis program or our Phase II uterine fibroids program, prevent the completion of these programs and/or prevent the ultimate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program and urocortin 2 programs may be delayed if any of the events above lead to delayed enrollment in, or completion of, the Phase II clinical trials of our lead candidates in those programs. Specifically, our VMAT2 inhibitor program will be delayed if the results of Phase II studies with our lead product candidate (NBI-98854) do not support advancing the lead product candidate to later stage clinical trials or if toxicology studies required by the FDA are not acceptable to the FDA. With respect to our lead Corticotropin Releasing Factor (CRF1) receptor antagonist, 561679, while academic collaborative clinical trials are ongoing to evaluate its effects in post-traumatic stress disorder, anxiety and alcoholism, the top-line efficacy and safety results from a Phase II clinical trial utilizing 561679 in patients experiencing a major depressive episode revealed no benefit of 561679 compared with placebo. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million (of which approximately $37 million is currently available), and we have a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) covering the potential sale of shares of our common stock for up to $75 million in gross proceeds. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the past few years, the credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings, including funds raised under the CEFF, will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

*We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $725.6 million as of March 31, 2012. While we were profitable for the year ended December 31, 2011, we did not generate positive cash flow from operations in 2011. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $5.00 per share to approximately $10.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(2)

3.3	Bylaws(1)

3.4	Certificate of Amendment of Bylaws(3)

3.5	Certificate of Amendment to Bylaws(4)

3.6	Certificate of Amendment to Bylaws(5)

3.7	Certificate of Amendment to Bylaws(6)

4.1	Form of Common Stock Certificate(1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2006
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 10, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2004
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 9, 2010
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 24, 2012
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2012	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)