Form 10-Q
period 2012-06-30
NEUROCRINE BIOSCIENCES INC
filed 2012-07-31
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 66,325,246 as of July 24, 2012.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,018	$50,107
Short-term investments, available for sale	135,522	78,996
Receivables under collaboration agreements	1,539	1,903
Other current assets	2,179	1,470

Total current assets	181,258	132,476
Property and equipment, net	1,861	1,586
Long-term investments	14,634	—
Restricted cash	4,334	4,306

Total assets	$202,087	$138,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,420	$1,111
Accrued liabilities	6,937	8,451
Current portion of deferred revenues	17,435	34,242
Current portion of cease-use liability	273	264
Current portion of deferred gain on sale of real estate	3,087	3,042

Total current liabilities	29,152	47,110
Deferred revenues	1,460	2,919
Deferred gain on sale of real estate	22,442	24,005
Deferred rent	1,959	1,800
Cease-use liability	2,190	2,328
Other liabilities	151	125

Total liabilities	57,354	78,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 66,320,225 as of June 30, 2012 and 55,262,734 as of December 31, 2011	66	55
Additional paid-in capital	870,895	784,811
Accumulated other comprehensive loss	(143)	(87)
Accumulated deficit	(726,085)	(724,698)

Total stockholders’ equity	144,733	60,081

Total liabilities and stockholders’ equity	$202,087	$138,368

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Sponsored research and development	$1,540	$2,919	$3,569	$6,193
Milestones and license fees	9,029	9,238	18,267	18,476

Total revenues	10,569	12,157	21,836	24,669
Operating expenses:
Research and development	8,818	8,176	18,206	15,493
General and administrative	3,131	2,809	6,802	5,965
Cease-use expense	—	76	—	176

Total operating expenses	11,949	11,061	25,008	21,634

(Loss) income from operations	(1,380)	1,096	(3,172)	3,035
Other income:
Gain on sale/disposal of assets	—	18	25	98
Deferred gain on real estate	759	737	1,517	1,473
Investment income, net	115	120	236	239
Other income, net	5	5	7	13

Total other income	879	880	1,785	1,823

Net (loss) income	$(501)	$1,976	$(1,387)	$4,858

Net (loss) income per common share:
Basic	$(0.01)	$0.04	$(0.02)	$0.09

Diluted	$(0.01)	$0.04	$(0.02)	$0.09

Shares used in the calculation of net (loss) income per common share:
Basic	66,309	55,209	64,857	55,097

Diluted	66,309	56,434	64,857	56,276

Other comprehensive (loss) income:
Net (loss) income	$(501)	$1,976	$(1,387)	$4,858
Net unrealized (losses) gains on available-for-sale securities	(16)	31	(56)	29

Comprehensive (loss) income	$(517)	$2,007	$(1,443)	$4,887

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,387)	$4,858
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	318	414
Gain on sale of assets	(1,542)	(1,571)
Cease-use expense	—	176
Deferred revenues	(18,266)	(18,550)
Deferred rent	159	215
Amortization of premiums on investments	1,490	1,153
Non-cash share-based compensation expense	2,799	1,107
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	(345)	1,308
Accounts payable and accrued liabilities	(1,205)	(1,167)
Cease-use liability	(129)	(2,433)
Other liabilities	26	—

Net cash used in operating activities	(18,082)	(14,490)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(123,161)	(75,879)
Sales and maturities of investments	50,455	54,986
Deposits and restricted cash	(28)	(2)
Proceeds from sales of property and equipment	25	101
Purchases of property and equipment	(594)	(148)

Net cash used in investing activities	(73,303)	(20,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	83,296	219

Net cash provided by financing activities	83,296	219

Net decrease in cash and cash equivalents	(8,089)	(35,213)
Cash and cash equivalents at beginning of the period	50,107	54,051

Cash and cash equivalents at end of the period	$42,018	$18,838

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

In May 2011, the FASB issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between GAAP and International Financial Reporting Standards to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of Abbott. As of June 30, 2012, there are no further event based payments that meet the definition of a milestone in accordance with authoritative guidance.

Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. During the three and six months ended June 30, 2012 and 2011, revenues recognized under the collaboration agreement with Abbott were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of up-front license fees	$7.3	$7.3	$14.5	$14.5
Sponsored research and development	1.2	$2.5	$2.6	$5.4

Revenues recognized under the Abbott collaboration agreement	$8.5	$9.8	$17.1	$19.9

In addition, at June 30, 2012, the Company had $14.5 million of deferred revenue related to the Abbott agreement, which is being amortized over the remaining collaborative development period.

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim International GmbH (Boehringer Ingelheim) to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim worked jointly, during a two year collaborative research period which ended in June 2012, to identify and advance GPR119 agonist candidates into preclinical development. Following the collaborative research period, Boehringer Ingelheim is responsible for the global development and commercialization of potential GPR119 agonist products, if any. The Company received a $10 million upfront payment, and received research funding to support discovery efforts. Boehringer Ingelheim agreed to make payments of up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as (1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting from the Company’s performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development was initially governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rests with Boehringer Ingelheim. The Company’s participation in the steering committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the two-year term of the steering committee which was completed in June 2012. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company.

During the three and six months ended June 30, 2012 and 2011, revenues recognized under the collaboration agreement with Boehringer Ingelheim were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization of up-front license fees	$1.0	$1.3	$2.2	$2.5
Sponsored research and development	0.4	$0.4	$1.0	$0.8

Revenues recognized under the Boehringer Ingelheim collaboration agreement	$1.4	$1.7	$3.2	$3.3

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

Investments consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Certificates of deposit	$10,791	$4,552
Commercial paper	4,996	12,467
Corporate debt securities	134,369	61,977

Total investments	$150,156	$78,996

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$10,320	$1	$(9)	$10,312
Commercial paper	Less than 1	4,998	—	(2)	4,996
Corporate debt securities	Less than 1	120,324	3	(113)	120,214

Total short-term available for sale securities		$135,642	$4	$(124)	$135,522
Classified as long-term assets:
Certificates of deposit	1-2	480	—	(1)	479
Corporate debt securities	1-2	14,177	—	(22)	14,155

Total long-term available for sale securities		14,657	—	(23)	14,634

Total available-for-sale securities		$150,299	$4	$(147)	$150,156

December 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$4,560	$—	$(8)	$4,552
Commercial paper	Less than 1	12,476	2	(11)	12,467
Corporate debt securities	Less than 1	62,047	6	(76)	61,977

Total short-term available-for-sale securities(2)		$79,083	$8	$(95)	$78,996

(1)	Unrealized gains and losses are included in other comprehensive (loss) income.
(2)	The Company did not hold any long-term available-for-sale securities at December 31, 2011.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2012:
Certificates of deposit	$9,831	$(10)	$—	$—	$9,831	$(10)
Commercial paper	4,996	(2)	—	—	4,996	(2)
Corporate debt securities	130,198	(135)	—	—	130,198	(135)

Total	$145,025	$(147)	$—	$—	$145,025	$(147)

December 31, 2011:
Certificates of deposit	$4,312	$(8)	$—	$—	$4,312	$(8)
Commercial paper	5,980	(11)	—	—	5,980	(11)
Corporate debt securities	54,974	(76)	—	—	54,974	(76)

Total	$65,266	$(95)	$—	$—	$65,266	$(95)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three or six months ended June 30, 2012.

The Company’s assets which are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012:
Classified as current assets:
Cash and money market funds	$42.1	$42.1	$—	$—
Certificates of deposit	14.6	14.6	—	—
Commercial paper	5.0	—	5.0	—
Corporate bonds	120.2	—	120.2	—

Total	181.9	56.7	125.2	—
Less cash, cash equivalents and restricted cash	(46.4)	(46.4)	—	—

Total short-term investments	135.5	10.3	125.2	—
Classified as non-current assets:
Certificates of deposit	0.5	0.5	—	—
Corporate bonds	14.2	—	14.2	—

Total long-term investments	$14.7	$0.5	$14.2	$—

December 31, 2011:
Classified as current assets:
Cash and money market funds	$50.5	$50.5	$—	$—
Certificates of deposit	5.2	5.2	—	—
Commercial paper	12.5	—	12.5	—
Corporate bonds	65.2	—	65.2	—

Total	133.4	55.7	77.7	—
Less cash, cash equivalents and restricted cash	(54.4)	(51.1)	(3.3)	—

Total investments(1)	$79.0	$4.6	$74.4	$—

(1)	The Company did not hold any long-term available-for-sale securities at December 31, 2011.

5. SHARE-BASED COMPENSATION

As of June 30, 2012, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $12.6 million, which is expected to be recognized over a weighted average period of approximately three years. The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive (loss) income as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
General and administrative	$0.7	$0.2	$1.4	$0.6
Research and development	0.7	0.2	$1.4	$0.5

Total share-based compensation expense	$1.4	$0.4	$2.8	$1.1

During the six months ended June 30, 2012 and 2011, stock options for approximately 107,000 and 68,000 shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2012 and 2011 was approximately $324,000 and $219,000, respectively. The Company issued approximately 25,000 and 290,000 shares of common stock pursuant to the vesting of restricted stock units (RSUs) during the six months ended June 30, 2012 and 2011, respectively.

Stock Option Assumptions

The Company granted stock options for 1.4 million and 155,000 shares of common stock during the six months ended June 30, 2012 and 2011, respectively. The exercise price of all stock options granted during the six months ended June 30, 2012 and 2011 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	1.3%	1.9%	1.3%	1.9%
Expected volatility of common stock	76.5%	85.4%	79.5%	85.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	7.5 years	5.2 years	6.8 years	5.2 years

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

Committed Equity Financing Facility

In September 2009, the Company entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of the Company’s common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. The Company may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of its market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of its market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of its market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of the Company’s common stock prior to the delivery of the draw down notice issued by the Company with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of the Company’s common stock during the applicable pricing period for a draw down. The CEFF will expire on September 15, 2012 unless otherwise terminated pursuant to the terms of the CEFF. As of June 30, 2012, the Company had not issued any shares under the CEFF.

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

The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance in 2008. The Company recognized $0.8 million and $0.7 million of the deferred gain during the three months ended June 30, 2012 and 2011, respectively. The Company recognized $1.5 million of the deferred gain during each of the six month periods ending June 30, 2012 and 2011, and will recognize the remaining $25.5 million of the deferred gain over the initial term of the Lease which will expire at the end of 2019.

Under the terms of the Lease and the Amendments, the Company pays base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. has issued on the Company’s behalf a letter of credit in the amount of $4.2 million, which is secured by a deposit of equal amount with the same bank. The Company also has the right to extend the Lease for two consecutive ten-year terms.

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

At June 30, 2012 and 2011, the Company had recorded in its consolidated balance sheet a cease-use liability related to both the Sublease and the Second Sublease of $2.5 million and $2.4 million, respectively. At June, 2011, the Company also had a liability of $5.3 million to the landlord related to the Amendments which permitted the Company to vacate the Front Building. This liability was retired in its entirety during 2011.

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	$2,528	$8,851	$2,592	$9,965
Accrued cease use costs	—	76	—	176
Payments	(65)	(1,219)	(129)	(2,433)

Ending balance	$2,463	$7,708	$2,463	$7,708

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

For the three and six months ended June 30, 2012, the Company realized a net loss of $0.5 million and $1.4 million, respectively. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from the historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities excluded from the historical diluted loss per share totaled 1.3 million and 1.4 million for the three and six months ended June 30, 2012, respectively. Options to purchase 2.3 million shares of common stock were outstanding during the six months ended June 30, 2012 with an exercise price greater than the average market price of the underlying common shares.

For the three and six months ended June 30, 2011, the Company realized net income of $2.0 million and $4.9 million, respectively. This resulted in the addition of 1.2 million of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for each of the three and six months ended June 30, 2011. Options to purchase approximately 1.3 million shares of common stock were outstanding during each of the three and six months ended June 30, 2011 but were not included in the computation of diluted earnings per share as such options had an exercise price that was greater than the average market price of the underlying common shares.

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

10. INCOME TAXES

In January 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There were no unrecognized tax benefits included in the Company’s condensed consolidated balance sheet as of June 30, 2012 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011 or at June 30, 2012, and has not recognized interest and/or penalties in the condensed consolidated statement of comprehensive (loss) income for the first six months of 2012.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, stress-related disorders, pain, tardive dyskinesia, uterine fibroids, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of June 30, 2012, we had an accumulated deficit of $726.1 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop several of our product candidates, we have entered into collaborations for six of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott International Luxembourg S.à r.l. (Abbott).

Abbott International Luxembourg S.à r.l.. In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance GnRH compounds towards commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $60.5 million related to the amortization of up-front license fees, $30.0 million in milestone revenue, and $21.8 million in sponsored development revenue consisting of reimbursement of internal and external expenses. In addition, at June 30, 2012, we had $14.5 million of deferred revenue related to the Abbott agreement, which is being amortized over the estimated remaining term of the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim worked jointly, during a two year collaborative research period which ended in June 2012, to identify and advance GPR119 agonist candidates into preclinical development. Following the collaborative research period, Boehringer Ingelheim is responsible for the global development and commercialization of potential GPR119 agonist products, if any. We received a $10 million upfront payment and we are currently receiving research funding to support discovery efforts. We are eligible to receive up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development was initially governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. The collaborative research portion of the agreement concluded, as scheduled, on June 15, 2012. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $10.0 million related to amortization of up-front license fees and $3.0 million in sponsored research.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the quarters ended June 30, 2012 and 2011 was $1.4 million and $0.4 million, respectively. For the six months ended June 30, 2012 and 2011, we recognized share-based compensation expense of $2.8 million and $1.1 million, respectively.

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

THREE MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended June 30,
	2012	2011
	(In millions)
Revenues under collaboration agreements:
Abbott	$8.5	$9.8
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	1.4	1.7

Total revenues	$10.6	$12.2

The $1.6 million decrease in second quarter revenue from 2011 to 2012 was primarily due to lower revenue under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively, which were both entered into during June 2010. During the second quarter of 2012, we recognized $1.6 million in revenue from sponsored research and development reimbursement under these two agreements, compared to $2.9 million during the second quarter of 2011. This decrease is primarily attributable to the transition to Abbott of the work related to the development of elagolix.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category during the periods presented:

	Three Months Ended June 30,
	2012	2011
	(In millions)
External development expense:
Elagolix	$0.5	$1.4
VMAT2	1.4	0.8
Other	0.4	—

Total external development expense	2.3	2.2
R&D personnel expense	3.7	2.8
R&D facility and depreciation expense	1.4	1.6
Other R&D expense	1.4	1.6

Total research and development expense	$8.8	$8.2

The $0.6 million increase in second quarter research and development expense from 2011 to 2012 was primarily due to additional personnel related expense from increased research and development headcount coupled with a $0.5 million increase in share-based compensation expense. Our external development expenses also increased as our VMAT2 program continues in Phase II development, offset by a decrease in elagolix related expenses as work continues to transition to Abbott.

General and Administrative

General and administrative expenses increased to $3.1 million in the second quarter of 2012 compared with $2.8 million during the same period in 2011. The increase in expense can be primarily attributed to increased share-based compensation expense, due to the timing of stock option grants, of approximately $0.5 million.

Net (Loss) Income

Our net loss for the second quarter of 2012 was $0.5 million, or a net loss of $0.01 per share, compared to net income of $2.0 million, or net income of $0.04 per share, during the same period in 2011. The change in operating results from 2011 to 2012 was primarily a result of lower revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim, coupled with increased research and development expenses and increased share-based compensation expense.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Six Months Ended June 30,
	2012	2011
	(In millions)
Revenues under collaboration agreements:
Abbott	$17.1	$19.9
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	1.5	1.5
Boehringer Ingelheim	3.2	3.3

Total revenues	$21.8	$24.7

Revenues for the first half of 2012 were $21.8 million, compared to $24.7 million for the same period in 2011. The decrease in revenue was due to lower revenue under our collaboration agreements with Abbott and Boehringer Ingelheim, for our GnRH (including elagolix) and GPR119 programs, respectively, which were both entered into during June 2010. During the first half of 2012 we recognized $3.6 million in revenue from sponsored research and development reimbursement under these two agreements, compared to $6.2 million during the first half of 2011. This decrease is primarily attributable to the transition to Abbott of the work related to the development of elagolix.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category during the periods presented:

	Six Months Ended June 30,
	2012	2011
	(In millions)
External development expense:
Elagolix	$1.2	$2.5
VMAT2	3.0	1.6
Other	0.7	—

Total external development expense	4.9	4.1
R&D personnel expense	7.4	5.9
R&D facility and depreciation expense	2.9	3.2
Other R&D expense	3.0	2.3

Total research and development expense	$18.2	$15.5

The $2.7 million increase in first half research and development expense from 2011 to 2012 was primarily due to additional personnel related expense from increased research and development headcount coupled with a $0.9 million increase in share-based compensation expense due to the timing of stock option grants. Our external development expenses also increased as our VMAT2 program continues in Phase II development, offset by a decrease in elagolix related expenses as work continued to transition to Abbott. Additionally, increases in external expenses related to our scientific advisory board activity and scientific consultants utilized to advise on multiple programs, coupled with increased laboratory related costs for basic research accounted for approximately $0.7 million of additional expenses from 2011 to 2012.

General and Administrative

General and administrative expenses increased to $6.8 million in the first half of 2012 compared with $6.0 million during the same period in 2011. The increase in expense can be primarily attributed to increased share-based compensation expense, due to the timing of stock option grants, of approximately $0.8 million.

Net (Loss) Income

Our net loss for the first half of 2012 was $1.4 million, or a net loss of $0.02 per share, compared to net income of $4.9 million, or net income of $0.09 per share, during the same period in 2011. The change in operating results from 2011 to 2012 was primarily a result of lower revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim, coupled with increased research and development expenses and increased share-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first half of 2012 was $18.1 million compared with $14.5 million during the same period in 2011. The $3.6 million increase in cash used in operating activities is primarily related to expanded research and development activities in 2012.

Net cash used in investing activities during the first half of 2012 was $73.3 million compared to $20.9 million during the same period in 2011. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. Additionally, we purchased $0.6 million of capital equipment during the first half of 2012.

Net cash provided by financing activities during the first half of 2012 was $83.3 million compared to $0.2 million during the same period in 2011. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $83.0 million from our public offering of common stock in January 2012.

At June 30, 2012, our cash, cash equivalents, and investments totaled $192.2 million compared with $129.1 million at December 31, 2011.

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

Committed Equity Financing Facility. In September 2009, we entered into a Committed Equity Financing Facility (CEFF) with Kingsbridge Capital Limited (Kingsbridge) pursuant to which Kingsbridge committed to purchase, subject to certain conditions, up to the lesser of 7.8 million newly issued shares of our common stock or an aggregate of $75.0 million newly issued shares over the three-year term of the CEFF. We may access capital under the CEFF by making draw downs up to a maximum of the lesser of (i) $15 million and (ii) the greater of (x) 1.75% of our market capitalization as of the date of delivery of the draw down notice once per calendar quarter and up to 1.25% of our market capitalization as of the date of delivery of the draw down notice for any additional draw downs during such calendar quarter and (y) the lesser of (a) 2.75% of our market capitalization as of the date of delivery of the draw down notice and (b) a number of shares determined by a formula based in part on the average trading volume and trading price of our common stock prior to the delivery of the draw down notice issued by us with respect to that draw down pricing period, subject to certain conditions, including a minimum share price threshold of $1.00. Kingsbridge may purchase shares of common stock pursuant to the CEFF at discounts ranging from 5 to 10 percent, depending on the average market price of our common stock during the applicable pricing period for a draw down. As of June 30, 20112, we had not issued any shares under the CEFF.

Shelf Registration Statement. In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of June 30, 2012, we had approximately $37 million still available under this shelf registration statement. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 36 months. If a 10% change in interest rates had occurred on June 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring an entity to disclose information about offsetting arrangements and the impact of these arrangements on our financial position. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance that clarifies existing fair value measurements and disclosures, and eliminates differences between accounting principles generally accepted in the United States and International Financial Reporting Standards to make convergence guidance more understandable. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

•	the product candidate may not prove to be effective or as effective as other competing product candidates;

•	we may discover that a product candidate may cause harmful side effects or results of toxicology studies required by the FDA may not be acceptable to the FDA;

•	the results may not replicate the results of earlier, smaller trials;

•	the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with Abbott International Luxembourg S.à r.l. (Abbott), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase II uterine fibroids program, requires suspension of these programs and/or prevent the ultimate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program and urocortin 2 programs may be delayed if any of the events above lead to delayed enrollment in, or completion of, the Phase II clinical trials of our lead candidates in those programs. Specifically, our VMAT2 inhibitor program will be delayed if the results of Phase II studies with our lead product candidate (NBI-98854) do not support advancing the lead product candidate to later stage clinical trials. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $726.1 million as of June 30, 2012. While we were profitable for the year ended December 31, 2011, we did not generate positive cash flow from operations in 2011. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

We have limited marketing experience, and no sales force or distribution capabilities, and if our products are approved, we may not be able to commercialize them successfully.

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

Dated: July 31, 2012	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)