Form 10-Q
period 2012-09-30
NEUROCRINE BIOSCIENCES INC
filed 2012-10-31
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 66,384,690 as of October 25, 2012.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$44,488	$50,107
Short-term investments, available for sale	129,473	78,996
Receivables under collaboration agreements	1,369	1,903
Other current assets	2,688	1,470

Total current assets	178,018	132,476
Property and equipment, net	2,034	1,586
Long-term investments	8,865	—
Restricted cash	4,334	4,306

Total assets	$193,251	$138,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,416	$1,111
Accrued liabilities	8,130	8,451
Current portion of deferred revenues	10,177	34,242
Current portion of cease-use liability	280	264
Current portion of deferred gain on sale of real estate	3,110	3,042

Total current liabilities	23,113	47,110
Deferred revenues	728	2,919
Deferred gain on sale of real estate	21,661	24,005
Deferred rent	2,023	1,800
Cease-use liability	2,269	2,328
Other liabilities	152	125

Total liabilities	49,946	78,287
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 66,381,135 as of September 30, 2012 and 55,262,734 as of December 31, 2011	66	55
Additional paid-in capital	872,383	784,811
Accumulated other comprehensive income (loss)	19	(87)
Accumulated deficit	(729,163)	(724,698)

Total stockholders’ equity	143,305	60,081

Total liabilities and stockholders’ equity	$193,251	$138,368

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Sponsored research and development	$1,369	$2,396	$4,938	$8,589
Milestones and license fees	7,988	39,238	26,255	57,714

Total revenues	9,357	41,634	31,193	66,303
Operating expenses:
Research and development	9,860	7,456	28,066	22,949
General and administrative	3,324	3,825	10,126	9,790
Cease-use expense	135	(87)	135	89

Total operating expenses	13,319	11,194	38,327	32,828

(Loss) income from operations	(3,962)	30,440	(7,134)	33,475
Other income:
Gain on sale/disposal of assets	—	86	25	184
Deferred gain on real estate	759	736	2,276	2,209
Investment income, net	123	102	359	341
Other income, net	2	18	9	31

Total other income	884	942	2,669	2,765

Net (loss) income	$(3,078)	$31,382	$(4,465)	$36,240

Net (loss) income per common share:
Basic	$(0.05)	$0.57	$(0.07)	$0.66

Diluted	$(0.05)	$0.56	$(0.07)	$0.64

Shares used in the calculation of net (loss) income per common share:
Basic	66,342	55,248	65,355	55,148

Diluted	66,342	56,378	65,355	56,309

Other comprehensive (loss) income:
Net (loss) income	$(3,078)	$31,382	$(4,465)	$36,240
Net unrealized gains (losses) on available-for-sale securities	162	(140)	106	(111)

Comprehensive (loss) income	$(2,916)	$31,242	$(4,359)	$36,129

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(4,465)	$36,240
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	481	552
Gain on sale of assets	(2,301)	(2,393)
Cease-use expense	135	89
Deferred revenues	(26,256)	(27,788)
Deferred rent	238	332
Amortization of premiums on investments	2,480	1,772
Non-cash share-based compensation expense	4,169	2,011
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	(684)	(18,309)
Accounts payable and accrued liabilities	(16)	(1,085)
Cease-use liability	(193)	(3,162)
Other liabilities	27	23

Net cash used in operating activities	(26,385)	(11,718)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(139,505)	(104,186)
Sales and maturities of investments	77,789	101,654
Deposits and restricted cash	(28)	(26)
Proceeds from sales of property and equipment	25	187
Purchases of property and equipment	(929)	(710)

Net cash used in investing activities	(62,648)	(3,081)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	83,414	264

Net cash provided by financing activities	83,414	264

Net decrease in cash and cash equivalents	(5,619)	(14,535)
Cash and cash equivalents at beginning of the period	50,107	54,051

Cash and cash equivalents at end of the period	$44,488	$39,516

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and intends to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. The Company’s product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, tardive dyskinesia, uterine fibroids, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. While the Company independently develops many of its product candidates, it has entered into collaborations for several of its programs. The Company’s lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott International Luxembourg S.à r.l. (Abbott).

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

Abbott International Luxembourg S.à r.l. In June 2010, the Company announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of the Company’s agreement with Abbott, the Company and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of Abbott. As of September 30, 2012, there are no further event based payments that meet the definition of a milestone in accordance with authoritative guidance.

Under the terms of the agreement, Abbott is responsible for all third-party development, marketing and commercialization costs. The Company will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with Abbott, the collaboration effort between the parties to advance GnRH Compounds towards commercialization is governed by a joint development committee with representatives from both the Company and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee has been determined to be a substantive deliverable under the contract, and therefore, the upfront payment has been deferred and is being recognized over the estimated term of the joint development committee, which is expected to be through the end of 2012. During the three and nine months ended September 30, 2012 and 2011, revenues recognized under the collaboration agreement with Abbott were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Milestones and amortization of up-front license fees	$7.3	$37.3	$21.8	$51.8
Sponsored research and development	1.4	2.1	4.0	7.5

Revenues recognized under the Abbott collaboration agreement	$8.7	$39.4	$25.8	$59.3

In addition, at September 30, 2012, the Company had $7.3 million of deferred revenue related to the Abbott agreement, which is being amortized over the remaining collaborative development period.

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

During the three and nine months ended September 30, 2012 and 2011, revenues recognized under the collaboration agreement with Boehringer Ingelheim were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization of up-front license fees	$—	$1.3	$2.2	$3.8
Sponsored research and development	—	0.2	1.0	1.0

Revenues recognized under the Boehringer Ingelheim collaboration agreement	$—	$1.5	$3.2	$4.8

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

Investments consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Certificates of deposit	$11,953	$4,552
Commercial paper	6,982	12,467
Corporate debt securities	119,403	61,977

Total investments	$138,338	$78,996

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$11,720	$—	$(6)	$11,714
Commercial paper	Less than 1	6,987	—	(5)	6,982
Corporate debt securities	Less than 1	110,768	25	(16)	110,777

Total short-term available for sale securities		$129,475	$25	$(27)	$129,473
Classified as long-term assets:
Certificates of deposit	1-2	240	—	(1)	239
Corporate debt securities	1-2	8,604	22	—	8,626

Total long-term available for sale securities		8,844	22	(1)	8,865

Total available-for-sale securities		$138,319	$47	$(28)	$138,338

December 31, 2011:
Classified as current assets:
Certificates of deposit	Less than 1	$4,560	$—	$(8)	$4,552
Commercial paper	Less than 1	12,476	2	(11)	12,467
Corporate debt securities	Less than 1	62,047	6	(76)	61,977

Total short-term available-for-sale securities(2)		$79,083	$8	$(95)	$78,996

(1)	Unrealized gains and losses are included in other comprehensive (loss) income.
(2)	The Company did not hold any long-term available-for-sale securities at December 31, 2011.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2012:
Certificates of deposit	$9,073	$(7)	$—	$—	$9,073	$(7)
Commercial paper	6,982	(5)	—	—	6,982	(5)
Corporate debt securities	73,523	(16)	—	—	73,523	(16)

Total	$89,578	$(28)	$—	$—	$89,578	$(28)

December 31, 2011:
Certificates of deposit	$4,312	$(8)	$—	$—	$4,312	$(8)
Commercial paper	5,980	(11)	—	—	5,980	(11)
Corporate debt securities	54,974	(76)	—	—	54,974	(76)

Total	$65,266	$(95)	$—	$—	$65,266	$(95)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three or nine months ended September 30, 2012.

The Company’s assets which are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012:
Classified as current assets:
Cash and money market funds	$43.5	$43.5	$—	$—
Certificates of deposit	16.0	16.0	—	—
Commercial paper	7.0	—	7.0	—
Corporate bonds	111.8	—	111.8	—

Total	178.3	59.5	118.8	—
Less cash, cash equivalents and restricted cash	(48.8)	(48.8)	—	—

Total short-term investments	129.5	10.7	118.8	—
Classified as non-current assets:
Certificates of deposit	0.3	0.3	—	—
Corporate bonds	8.6	—	8.6	—

Total long-term investments	$8.9	$0.3	$8.6	$—

December 31, 2011:
Classified as current assets:
Cash and money market funds	$50.5	$50.5	$—	$—
Certificates of deposit	5.2	5.2	—	—
Commercial paper	12.5	—	12.5	—
Corporate bonds	65.2	—	65.2	—

Total	133.4	55.7	77.7	—
Less cash, cash equivalents and restricted cash	(54.4)	(51.1)	(3.3)	—

Total investments(1)	$79.0	$4.6	$74.4	$—

(1)	The Company did not hold any long-term available-for-sale securities at December 31, 2011.

5. SHARE-BASED COMPENSATION

As of September 30, 2012, total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $11.2 million, which is expected to be recognized over a weighted average period of approximately three years. The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive (loss) income as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
General and administrative	$0.7	$0.7	$2.1	$1.3
Research and development	0.7	0.2	$2.1	$0.7

Total share-based compensation expense	$1.4	$0.9	$4.2	$2.0

During the nine months ended September 30, 2012 and 2011, stock options for approximately 140,000 and 85,000 shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2012 and 2011 was approximately $0.4 million and $0.3 million, respectively. The Company issued approximately 50,000 and 290,000 shares of common stock pursuant to the vesting of restricted stock units (RSUs) during the nine months ended September 30, 2012 and 2011, respectively. Additionally, the Company granted 50,000 RSUs during the three and nine months ended September 30, 2011.

Stock Option Assumptions

The Company granted stock options for 1.4 million and 1.6 million shares of common stock during the nine months ended September 30, 2012 and 2011, respectively. The exercise price of all stock options granted during the nine months ended September 30, 2012 and 2011 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.9%	1.4%	1.3%	1.4%
Expected volatility of common stock	72.09%	81.8%	79.4%	82.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	6 years	6.3 years	6.8 years	6.2 years

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

The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance in 2008. The Company recognized $0.8 million and $0.7 million of the deferred gain during the three months ended September 30, 2012 and 2011, respectively. The Company recognized $2.3 million and $2.2 million of the deferred gain during the nine months ended September 30, 2012 and 2011, respectively, and will recognize the remaining $24.8 million of the deferred gain over the initial term of the Lease which will expire at the end of 2019.

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

In December 2010, the Company entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease and is recorded as an offset to rent expense. The Sublease provides an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH, as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.5 million of gross cease use expense, and a reversal of associated deferred rent of $173,000, being recorded in December 2010. In August 2012, the Company extended the terms of the Sublease and increased the leased square footage to approximately 17,000 square feet. This transaction resulted in approximately $150,000 of gross cease-use expense, and a reversal of associated deferred rent of $15,000, being recorded in September 2012.

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

At September 30, 2012 and 2011, the Company had recorded in its consolidated balance sheet a cease-use liability related to both the Sublease (as amended) and the Second Sublease of $2.5 million and $2.6 million, respectively. At September 30, 2011, the Company also had a liability of $4.3 million to the landlord related to the Amendments which permitted the Company to vacate the Front Building. This liability was retired in its entirety during 2011.

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$2,463	$7,708	$2,592	$9,965
Accrued cease use costs	—	63	—	239
Impact of Sublease cease-use charges (1)	150	324	150	324
Change in estimate	—	(427)	—	(427)
Payments	(64)	(729)	(193)	(3,162)

Ending balance	$2,549	$6,939	$2,549	$6,939

(1)	Total cease-use expense was offset by the related adjustment to deferred rent of approximately $15,000 during 2012 and $47,000 during 2011.

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

For the three and nine months ended September 30, 2012, the Company realized a net loss of $3.1 million and $4.5 million, respectively. Potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from the historical diluted loss per share because of their anti-dilutive effect. Potentially dilutive securities excluded from the historical diluted loss per share totaled approximately 1.3 million for each of the three and nine months ended September 30, 2012. Options to purchase approximately 2.3 million shares of common stock were outstanding during the nine months ended September 30, 2012 with an exercise price greater than the average market price of the underlying common shares.

For the three and nine months ended September 30, 2011, the Company realized net income of $31.4 million and $36.2 million, respectively. This resulted in the addition of approximately 1.1 million of potentially dilutive securities, consisting of employee equity awards, to the total diluted shares outstanding used in the calculation of net income per common share for each of the three and nine months ended September 30, 2011. In addition, options to purchase approximately 1.4 million shares of common stock were outstanding during each of the three and nine months ended September 30, 2011, but were not included in the computation of diluted earnings per share as such options had an exercise price that was greater than the average market price of the underlying common shares.

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

10. INCOME TAXES

In January 2007, the Company adopted the provisions of the FASB’s authoritative accounting guidance, which, among other things, related to uncertain tax provisions. Under the accounting guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of the guidance, the Company did not recognize an increase in the liability for unrecognized tax benefits. There were no unrecognized tax benefits included in the Company’s condensed consolidated balance sheet as of September 30, 2012 that would, if recognized, affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2011 or at September 30, 2012, and has not recognized interest and/or penalties in the condensed consolidated statement of comprehensive (loss) income for the first nine months of 2012.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2011 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2012 and June 30, 2012, respectively.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, tardive dyskinesia, uterine fibroids, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. We are developing certain products with corporate collaborators and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of September 30, 2012, we had an accumulated deficit of $729.2 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with Abbott International Luxembourg S.à r.l. (Abbott).

Abbott International Luxembourg S.à r.l.. In June 2010, we announced an exclusive worldwide collaboration with Abbott to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. Under the terms of our agreement with Abbott, we and Abbott will work jointly to advance GnRH Compounds towards commercialization. Abbott made an upfront payment of $75 million and agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. Under the terms of the agreement, Abbott is responsible for all development, marketing and commercialization costs. We will receive funding for certain internal collaboration expenses which includes reimbursement from Abbott for internal and external expenses related to the GnRH Compounds, which reimbursement includes up to approximately $24 million in personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with Abbott, the collaboration effort between the parties to advance GnRH compounds towards commercialization is governed by a joint development committee with representatives from both Neurocrine and Abbott; provided, however, that final decision making authority rests with Abbott. Abbott may terminate the collaboration at its discretion upon 180 days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $67.7 million related to the amortization of up-front license fees, $30.0 million in milestone revenue, and $23.2 million in sponsored development revenue consisting of reimbursement of internal and external expenses. In addition, at September 30, 2012, we had $7.3 million of deferred revenue related to the Abbott agreement, which is being amortized over the estimated remaining term of the collaborative development period.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the agreement, we and Boehringer Ingelheim worked jointly, during a two year collaborative research period which ended in June 2012, to identify and advance GPR119 agonist candidates into preclinical development. Following the collaborative research period, Boehringer Ingelheim is responsible for the global development and commercialization of potential GPR119 agonist products, if any. We received a $10 million upfront payment, and we received research funding to support discovery efforts. We are eligible to receive up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists resulting from the collaboration. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development was initially governed by a steering committee with representatives from both Neurocrine and Boehringer Ingelheim; provided, however, that the final decision making authority rests with Boehringer Ingelheim. The collaborative research portion of the agreement concluded, as scheduled, on June 15, 2012. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $10.0 million related to amortization of up-front license fees and $3.0 million in sponsored research.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the quarters ended September 30, 2012 and 2011 was $1.4 million and $0.9 million, respectively. For the nine months ended September 30, 2012 and 2011, we recognized share-based compensation expense of $4.2 million and $2.0 million, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended September 30,
	2012	2011
	(In millions)
Revenues under collaboration agreements:
Abbott	$8.7	$39.4
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	—	1.5

Total revenues	$9.4	$41.6

The $32.2 million decrease in third quarter revenue from 2011 to 2012 was primarily due to two milestones, totaling $30.0 million, which were achieved under the Company’s collaboration agreement with Abbott during the third quarter of 2011. Sponsored research and development revenue has also decreased as substantially all of the workload for elagolix has been transferred to Abbott, for our GnRH program. Additionally, the Boehringer Ingelheim sponsored research portion of the collaboration, for our GPR119 program, was completed as planned in June 2012.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category during the periods presented:

	Three Months Ended September 30,
	2012	2011
	(In millions)
External development expense:
Elagolix	$0.6	$0.8
VMAT2	2.2	1.0
Other	0.8	—

Total external development expense	3.6	1.8
R&D personnel expense	3.7	2.9
R&D facility and depreciation expense	1.5	1.6
Other R&D expense	1.1	1.2

Total research and development expense	$9.9	$7.5

The $2.4 million increase in third quarter research and development expense from 2011 to 2012 was primarily due to increased external development expenses as our VMAT2 program continues in Phase II development. Our personnel related expense also increased due to increased research and development headcount coupled with a $0.5 million increase in share-based compensation expense.

General and Administrative

General and administrative expense decreased to $3.3 million in the third quarter of 2012 compared with $3.8 million during the same period in 2011. The decrease in general and administrative expense is primarily due to one-time severance costs of $1.0 million incurred during the third quarter of 2011 offset by an increase in non-severance related share-based compensation expense of approximately $0.3 million.

Net (Loss) Income

Our net loss for the third quarter of 2012 was $3.1 million, or a net loss of $0.05 per share, compared to net income of $31.4 million, or net income of $0.56 per fully diluted share, during the same period in 2011. The change in operating results from 2011 to 2012 was primarily a result of lower revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim, coupled with increased research and development expense primarily related to our VMAT2 program and increased share-based compensation expense.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
Revenues under collaboration agreements:
Abbott	$25.8	$59.3
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	2.2	2.2
Boehringer Ingelheim	3.2	4.8

Total revenues	$31.2	$66.3

Revenues for the first nine months of 2012 were $31.2 million, compared to $66.3 million for the same period in 2011. The decrease in revenue was due primarily to two milestones, totaling $30.0 million, which were achieved under our collaboration agreement with Abbott during the third quarter of 2011. Sponsored research and development revenue has also decreased as substantially all of the workload for elagolix has been transferred to Abbott, for our GnRH program. Additionally, the Boehringer Ingelheim sponsored research portion of the collaboration, for our GPR119 program, was completed as planned in June 2012.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category during the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(In millions)
External development expense:
Elagolix	$1.8	$3.4
VMAT2	5.3	2.6
Other	1.4	—

Total external development expense	8.5	6.0
R&D personnel expense	11.0	8.8
R&D facility and depreciation expense	4.4	4.8
Other R&D expense	4.2	3.3

Total research and development expense	$28.1	$22.9

The $5.2 million increase in research and development expense from 2011 to 2012 was primarily due to an increase in external development expense as our VMAT2 program continues in Phase II development, partially offset by a decrease in elagolix related expenses as work continues to transition to Abbott. Personnel related expense also increased due to higher research and development personnel headcount, coupled with a $1.4 million increase in share-based compensation expenses due to the timing of stock option grants. Additionally, increased laboratory related costs for basic research accounted for approximately $0.6 million of additional expense in the first nine months of 2012.

General and Administrative

General and administrative expense increased to $10.1 million in the first nine months of 2012 compared with $9.8 million during the same period in 2011. The increase in expense can be primarily attributed to increased share-based compensation expense, due to the timing of stock option grants, of approximately $0.8 million.

Net (Loss) Income

Our net loss for the first nine months of 2012 was $4.5 million, or a net loss of $0.07 per share, compared to net income of $36.2 million, or income of $0.64 per fully diluted share, during the same period in 2011. The change in operating results from 2011 to 2012 was primarily a result of lower revenue recognized under our collaboration agreements with Abbott and Boehringer Ingelheim, coupled with increased research and development expense primarily related to our VMAT2 program and increased share-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first nine months of 2012 was $26.4 million compared to $11.7 million used during the same period in 2011. The $14.7 million increase is primarily related to $30.0 million in milestones achieved under the Abbott collaboration agreement during 2011, of which $10.0 million were received during the third quarter 2011 and $20.0 million were carried as a receivable at September 30, 2011. Additionally, research and development expenses increased by $5.2 million as a result of expanded work in basic research and on our VMAT2 program.

Net cash used in investing activities during the first nine months of 2012 was $62.6 million compared to $3.1 million during the same period in 2011. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. Additionally, we purchased $0.9 million of capital equipment during the first nine months of 2012.

Net cash provided by financing activities during the first nine months of 2012 was $83.4 million compared to $0.3 million during the same period in 2011. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $83.0 million from our public offering of common stock in January 2012.

At September 30, 2012, our cash, cash equivalents, and investments totaled $182.8 million compared with $129.1 million at December 31, 2011.

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

Shelf Registration Statement. In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of September 30, 2012, we had approximately $37 million still available under this shelf registration statement. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price up to $125 million (of which approximately $37 million remains available). We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2012, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with Abbott International Luxembourg S.à r.l. (Abbott), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase II uterine fibroids program, require suspension of these programs and/or prevent the ultimate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program and urocortin 2 programs may be delayed if any of the events above lead to delayed enrollment in, or completion of, the Phase II clinical trials of our lead candidates in those programs. Specifically, our VMAT2 inhibitor program will be delayed if the results of Phase II studies with our lead product candidate (NBI-98854) do not support advancing the lead product candidate to later stage clinical trials. Uncertainty regarding future development of indiplon is described below under the risk factor entitled “There is uncertainty regarding future development of our product candidate, indiplon, which may never receive regulatory approval or be commercialized.”

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

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have active collaboration agreements with Abbott, Boehringer Ingelheim International GmbH and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, GlaxoSmithKline, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our collaboration agreements with Abbott and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million (of which approximately $37 million is currently available). In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the past few years, the credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain. Accordingly, additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

*We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $729.2 million as of September 30, 2012. While we were profitable for the year ended December 31, 2011, we did not generate positive cash flow from operations in 2011. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $5.00 per share to approximately $10.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders;

•	comments by securities analysts;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

Dated: October 31, 2012	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)