Form 10-Q
period 2013-03-31
NEUROCRINE BIOSCIENCES INC
filed 2013-05-02
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 66,732,368 as of April 26, 2013.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$31,555	$63,754
Short-term investments, available for sale	126,679	109,259
Receivables under collaboration agreements	8	14,089
Other current assets	2,153	2,162

Total current assets	160,395	189,264
Property and equipment, net	1,784	1,900
Long-term investments	17,410	480
Restricted cash	4,335	4,335

Total assets	$183,924	$195,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,460	$911
Accrued liabilities	6,577	8,094
Current portion of deferred revenues	2,189	2,919
Current portion of cease-use liability	496	589
Current portion of deferred gain on sale of real estate	3,156	3,133

Total current liabilities	13,878	15,646
Deferred gain on sale of real estate	20,067	20,872
Deferred rent	1,878	1,840
Cease-use liability	2,996	3,097
Other liabilities	152	152

Total liabilities	38,971	41,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 66,712,374 as of March 31, 2013 and 66,446,888 as of December 31, 2012	67	66
Additional paid-in capital	876,678	873,981
Accumulated other comprehensive loss	(44)	(2)
Accumulated deficit	(731,748)	(719,673)

Total stockholders’ equity	144,953	154,372

Total liabilities and stockholders’ equity	$183,924	$195,979

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Sponsored research and development	$—	$2,029
License fees	730	9,238

Total revenues	730	11,267
Operating expenses:
Research and development	10,313	9,388
General and administrative	3,392	3,671

Total operating expenses	13,705	13,059

Loss from operations	(12,975)	(1,792)
Other income:
Gain on sale/disposal of assets	13	25
Deferred gain on real estate	782	758
Investment income, net	103	121
Other income, net	2	2

Total other income	900	906

Net loss	$(12,075)	$(886)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.01)

Shares used in the calculation of net loss per common share:
Basic and diluted	66,600	63,409

Other comprehensive loss:
Net loss	$(12,075)	$(886)
Net unrealized losses on available-for-sale securities	(42)	(40)

Comprehensive loss	$(12,117)	$(926)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,075)	$(886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	175	152
Gain on sale of assets	(795)	(783)
Deferred revenues	(730)	(9,237)
Deferred rent	38	80
Amortization of premiums on investments	639	623
Non-cash share-based compensation expense	1,732	1,426
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	14,090	(515)
Accounts payable and accrued liabilities	(968)	(1,999)
Cease-use liability	(194)	(64)
Other liabilities	—	(1)

Net cash provided by (used in) operating activities	1,912	(11,204)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(66,501)	(75,385)
Sales and maturities of investments	31,470	30,548
Proceeds from sales of property and equipment	13	25
Purchases of property and equipment	(59)	(404)

Net cash used in investing activities	(35,077)	(45,216)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	966	83,253

Net cash provided by financing activities	966	83,253

Net (decrease) increase in cash and cash equivalents	(32,199)	26,833
Cash and cash equivalents at beginning of the period	63,754	50,107

Cash and cash equivalents at end of the period	$31,555	$76,940

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Recently Issued Accounting Standards. In February 2013, the Financial Accounting Standards Board amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. This amendment was adopted prospectively by the Company effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements as the requirements are disclosure only in nature.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. No milestone payments were recognized during the periods presented.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company received funding for certain internal collaboration expenses which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with AbbVie, the collaboration effort between the parties to advance GnRH Compounds towards commercialization was governed by a joint development committee with representatives from both the Company and AbbVie. The Company’s participation in the joint development committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the term of the joint development committee, which was completed, as scheduled, in December 2012. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company.

During the three months ended March 31, 2013 and 2012, revenues recognized under the collaboration agreement with Abbvie were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Amortization of up-front license fees	$—	$7.3
Sponsored research and development	—	1.4

Revenues recognized under the Abbvie collaboration agreement	$—	$8.7

Boehringer Ingelheim International GmbH. In June 2010, the Company announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of the Company’s agreement with Boehringer Ingelheim, the Company and Boehringer Ingelheim worked jointly, during a two year collaborative research period which ended in June 2012, to identify and advance GPR119 agonist candidates into preclinical development. Following the collaborative research period, Boehringer Ingelheim is responsible for the global development and commercialization of potential GPR119 agonist products, if any. The Company received a $10 million upfront payment, and received research funding to support discovery efforts. Boehringer Ingelheim agreed to make payments of up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. The Company has assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as (1) they are events that can only be achieved in part on the Company’s performance or upon the occurrence of a specific outcome resulting from the Company’s performance, (2) there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. The Company will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development was initially governed by a steering committee with representatives from both the Company and Boehringer Ingelheim; provided, however, that final decision making authority rested with Boehringer Ingelheim. The Company’s participation in the steering committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the two-year term of the steering committee which was completed, as scheduled, in June 2012. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to the Company. In such event, the Company may be entitled to specified payments and product rights would revert to the Company.

During the three months ended March 31, 2013 and 2012, revenues recognized under the collaboration agreement with Boehringer Ingelheim were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Amortization of up-front license fees	$—	$1.2
Sponsored research and development	—	0.6

Revenues recognized under the Boehringer Ingelheim collaboration agreement	$—	$1.8

3. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Investments consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Certificates of deposit	$10,988	$12,434
Commercial paper	26,564	19,695
Corporate debt securities	99,039	77,610
Securities of government sponsored entities	7,498	—

Total investments	$144,089	$109,739

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$9,560	$—	$(10)	$9,550
Commercial paper	Less than 1	26,571	—	(7)	26,564
Corporate debt securities	Less than 1	90,575	22	(32)	90,565

Total short-term available for sale securities		$126,706	$22	$(49)	$126,679
Classified as long-term assets:
Certificates of deposit	1-2	1,440	—	(2)	1,438
Corporate debt securities	1-2	8,487	—	(13)	8,474
Securities of government sponsored entities	1-2	7,500	—	(2)	7,498

Total long-term available for sale securities		17,427	—	(17)	17,410

Total available-for-sale securities		$144,133	$22	$(66)	$144,089

December 31, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$11,960	$—	$(6)	$11,954
Commercial paper	Less than 1	19,713	—	(18)	19, 695
Corporate debt securities	Less than 1	77,588	33	(11)	77,610

Total short-term available-for-sale securities		$109,261	$33	$(35)	$109,259
Classified as non-current assets:
Certificates of deposit	1 to 2	480	—	—	480

Total long-term available-for-sale securities		480	—	—	480

Total available-for-sale securities		$109,741	$33	$(35)	$109,739

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2013:
Securities of government sponsored entities	$7,498	$(2)	$—	$—	$7,498	$(2)
Certificates of deposit	9,067	(12)	—	—	9,067	(12)
Commercial paper	21,568	(7)	—	—	21,568	(7)
Corporate debt securities	70,607	(45)	—	—	70,607	(45)

Total	$108,740	$(66)	$—	$—	$108,740	$(66)

December 31, 2012:
Certificates of deposit	$10,273	$(6)	$—	$—	$10,273	$(6)
Commercial paper	19,695	(18)	—	—	19,695	(18)
Corporate debt securities	37,524	(11)	—	—	37,524	(11)

Total	$67,492	$(35)	$—	$—	$67,492	$(35)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2013.

The Company’s assets which are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Classified as current assets:
Cash and money market funds	$25.2	$25.2	$—	$—
Certificates of deposit	9.6	9.6	—	—
Commercial paper	26.6	—	26.6	—
Corporate bonds	97.0	—	97.0	—

Subtotal	158.4	34.8	123.6	—
Classified as long-term assets:
Certificates of deposit	5.6	5.6	—	—
Securities of government sponsored entities	7.5	—	7.5	—
Corporate bonds	8.5	—	8.5	—

Total	180.0	40.4	139.6	—
Less cash, cash equivalents and restricted cash	(35.9)	(29.5)	(6.4)	—

Total investments	$144.1	$10.9	$133.2	$—

December 31, 2012:
Classified as current assets:
Cash and money market funds	$53.2	$53.2	$—	$—
Certificates of deposit	16.2	16.2	—	—
Commercial paper	25.7	—	25.7	—
Corporate bonds	82.2	—	82.2	—

Subtotal	177.3	69.4	107.9	—
Classified as long-term assets:
Certificates of deposit	0.5	0.5	—	—

Total	177.8	69.9	107.9	—
Less cash, cash equivalents and restricted cash	(68.1)	(57.5)	(10.6)	—

Total investments	$109.7	$12.4	$97.3	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended March 31,
	2013	2012
General and administrative	$0.8	$0.7
Research and development	0.9	0.7

Total share-based compensation expense	$1.7	$1.4

The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Company estimates forfeiture rates for equity awards based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

As of March 31, 2013, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $12.3 million and $3.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 3.8 years, respectively.

During the three months ended March 31, 2013 and 2012, stock options for approximately 0.3 million and 94,000 shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2013 and 2012 was approximately $1.0 million and $0.3 million, respectively. The Company also issued approximately 25,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2012.

Stock Option Assumptions

The Company granted stock options for approximately 0.7 million and 1.3 million shares of the Company’s common stock during the three months ended March 31, 2013 and 2012, respectively. These stock options all vest monthly over a four-year period. The exercise price of all stock options granted during three months ended March 31, 2013 and 2012 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended March 31,
	2013	2012
Risk-free interest rate	1.3%	1.3%
Expected volatility of common stock	75.6%	79.7%
Dividend yield	0.0%	0.0%
Expected option term	7.3 years	6.8 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, recent grants of stock options have a contractual life of ten years, versus seven years for older option grants, and the vesting period for recent option grants has been extended to four years, which together have also resulted in an increase in the expected option term over time. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the three months ended March 31, 2013 and 2012, share-based compensation expense related to stock options was $1.5 million and $1.4 million, respectively.

Restricted Stock Units

The Company granted RSUs covering approximately 0.4 million shares of its common stock to its employees during the three months ended March 31, 2013. These RSUs vest on an annual basis over a four year period. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of issuance. For the three months ended March 31, 2013, share-based compensation expense related to RSUs was $0.2 million.

6. STOCKHOLDERS’ EQUITY

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

In December 2010, the SEC declared effective a shelf registration statement filed by the Company earlier in that month. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $125 million. As of March 31, 2013, the Company had approximately $37 million still available under this shelf registration statement.

The specific terms of future offerings, if any, under a shelf registration statement would be established at the time of such offerings.

7. REAL ESTATE

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement.

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.8 million of the deferred gain during each of the three months ended March 31, 2013 and 2012, and will recognize the remaining $23.2 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

In December 2010, the Company entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year term of the Sublease and is recorded as an offset to rent expense. The Sublease provides an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH, as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease-use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.5 million of gross cease-use expense, and a reversal of $173,000 in associated deferred rent, each being recorded in December 2010. In August 2012, the Company extended the terms of the Sublease and increased the leased square footage to approximately 17,000 square feet. This transaction resulted in approximately $150,000 of gross cease-use expense, and a reversal of $15,000 in associated deferred rent, each being recorded in September 2012.

In September 2011, the Company entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides an option to extend for a one-year renewal period. Similar to the Sublease, the Second Sublease resulted in $0.3 million of gross cease-use expense, and a reversal of $47,000 in associated deferred rent, each being recorded in September 2011.

In November 2012, the Company entered into a third sublease agreement (Third Sublease) for approximately 14,000 square feet of space in the Rear Building. The Third Sublease is expected to result in approximately $0.5 million in rental income per year over the three and a half year term and is recorded as an offset to rent expense. The Third Sublease provides the subtenant with an option to extend the term for two one-year renewal periods. Similar to the previous subleases, the Third Sublease resulted in $1.2 million of gross cease-use expense, and a reversal of $250,000 in associated deferred rent, each being recorded in December 2012.

At March 31, 2013 and 2012, the Company had recorded in its consolidated balance sheet an aggregate cease-use liability related to the Sublease (as amended), the Second Sublease and the Third Sublease of $3.5 million and $2.5 million, respectively.

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Beginning balance	$3,686	$2,592
Payments	(194)	(64)

Ending balance	$3,492	$2,528

8. LOSS PER COMMON SHARE

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs, are excluded from the diluted loss per share calculation because of their anti-dilutive effect.

For the three months ended March 31, 2013, the Company realized a net loss of $12.1 million. Potentially dilutive securities totaled approximately 2.0 million for the three months ended March 31, 2013. Options to purchase approximately 0.8 million shares of common stock were outstanding during the three months ended March 31, 2013 with an exercise price greater than the average market price of the underlying common shares.

For the three months ended March 31, 2012, the Company realized a net loss of $0.9 million. Potentially dilutive securities totaled approximately 1.4 million for the three months ended March 31, 2012. Options to purchase approximately 2.4 million shares of common stock were outstanding during the three months ended March 31, 2012 with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

We discover, develop and intend to commercialize drugs for the treatment of neurological and endocrine-related diseases and disorders. Our product candidates address some of the largest pharmaceutical markets in the world, including endometriosis, tardive dyskinesia, uterine fibroids, stress-related disorders, pain, diabetes, insomnia, and other neurological and endocrine-related diseases and disorders. To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of March 31, 2013, we had an accumulated deficit of $731.7 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with AbbVie Inc. (AbbVie), a spinoff of Abbott Laboratories that was completed in January 2013.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. We have assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. No milestone payments were recognized during the periods presented.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. We received funding for certain internal collaboration expenses which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with AbbVie, the collaboration effort between the parties to advance GnRH Compounds towards commercialization was governed by a joint development committee with representatives from both us and AbbVie. The collaborative development portion of the agreement concluded, as scheduled, on December 31, 2012. Our participation in the joint development committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the term of the joint development committee, which was completed in December 2012. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $75.0 million related to the amortization of up-front license fees, $30.0 million in milestone revenue, and $37.0 million in sponsored development revenue.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of our agreement with Boehringer Ingelheim, we and Boehringer Ingelheim worked jointly, during a two year collaborative research period which ended in June 2012, to identify and advance GPR119 agonist candidates into preclinical development. Following the collaborative research period, Boehringer Ingelheim is responsible for the global development and commercialization of potential GPR119 agonist products, if any. We received a $10 million upfront payment, and received research funding to support discovery efforts. Boehringer Ingelheim agreed to make payments of up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. We have assessed milestones under the revised authoritative guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as (1) they are events that can only be achieved in part on our performance or upon the occurrence of a specific outcome resulting from our performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists. Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development was initially governed by a steering committee with representatives from both us and Boehringer Ingelheim; provided, however, that final decision making authority rested with Boehringer Ingelheim. The collaborative research portion of the agreement concluded, as scheduled, on June 15, 2012. Our participation in the steering committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the two-year term of the steering committee which was completed in June 2012. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $10.0 million related to amortization of up-front license fees and $3.0 million in sponsored research.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and RSUs under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the quarters ended March 31, 2013 and 2012 was $1.7 million and $1.4 million, respectively.

For purposes of calculating share-based compensation, we estimate the fair value of stock option awards using a Black-Scholes option-pricing model. The determination of the fair value of share-based compensation awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of issuance.

Stock option awards and RSUs generally vest over a three to four year period and the corresponding expense is ratably recognized over those same time periods

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, specifically with respect to anticipated forfeitures, we may change the input factors used in determining share-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or at the time of vesting.

THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$8.7
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	0.7	0.7
Boehringer Ingelheim	—	1.8
GlaxoSmithKline (GSK)	—	0.1

Total revenues	$0.7	$11.3

The $10.6 million decrease in first quarter revenue from 2012 to 2013 was primarily due to the completion of the collaborative development portion of the AbbVie collaboration agreement for elagolix, which concluded as scheduled on December 31, 2012. Additionally, the sponsored collaborative research portion of the GPR119 collaboration with Boehringer Ingelheim was completed as planned in June 2012.

Operating Expenses

Research and Development

The following table presents our total research and development (R&D) expenses by category during the periods presented:

	Three Months Ended March 31,
	2013	2012
	(In millions)
External development expense:
Elagolix	$—	$0.6
VMAT2	3.2	1.7
Other	0.4	0.3

Total external development expense	3.6	2.6
R&D personnel expense	4.2	3.7
R&D facility and depreciation expense	1.3	1.4
Other R&D expense	1.2	1.7

Total research and development expense	$10.3	$9.4

The $0.9 million increase in first quarter research and development expense from 2012 to 2013 was primarily due to higher external development expenses related to our VMAT2 program as it continues in Phase IIb development. The increase in personnel related expense was attributable to both higher research and development headcount ($0.3 million) and an increase in share-based compensation expense ($0.2 million). Other research and development expense decreased by $0.5 million primarily due to lower laboratory related costs and lower external scientific consulting expenses.

General and Administrative

General and administrative expense decreased to $3.4 million in the first quarter of 2013 compared with $3.7 million during the same period in 2012. The decrease in general and administrative expense is primarily due to lower professional fees and ongoing cost mitigation efforts.

Net Loss

Our net loss for the first quarter of 2013 was $12.1 million, or a net loss of $0.18 per share, compared to a net loss of $0.9 million, or a net loss of $0.01 per share, during the same period in 2012. The increase in our net loss from 2012 to 2013 was primarily a result of lower revenue recognized under our collaboration agreements with AbbVie and Boehringer Ingelheim, as the collaborative segments for both collaboration agreements concluded in December 2012 and June 2012, respectively, coupled with increased research and development expense primarily related to our VMAT2 Phase IIb studies.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the first three months of 2013 was $1.9 million compared to $11.2 million of net cash used in operating activities during the same period in 2012. The $13.1 million change is primarily related to $14.1 million in accounts receivable at December 31, 2012 which was received during the first quarter of 2013. This was offset by higher research and development expenses primarily due to expanded efforts on our VMAT2 program.

Net cash used in investing activities during the first three months of 2013 was $35.1 million compared to $45.2 million during the same period in 2012. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first three months of 2013 was $1.0 million compared to $83.3 million during the same period in 2012. The decrease in cash provided by financing activities was primarily due to net proceeds of approximately $83.0 million from our public offering of common stock in January 2012. Stock option exercises yielded approximately $1.0 million and $0.3 million for the first three months of 2013 and 2012, respectively.

At March 31, 2013, our cash, cash equivalents, and investments totaled $175.6 million compared with $173.5 million at December 31, 2012.

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

Shelf Registration Statement. In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of March 31, 2013, we had not sold any shares under this shelf registration statement.

In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of March 31, 2013, we had approximately $37 million still available under this shelf registration statement. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have effective shelf registration statements on file with the SEC which allow us to issue shares of our common stock from time to time for an aggregate initial offering price up to $187 million. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on March 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. We adopted this amendment prospectively effective January 1, 2013 and the adoption is not expected to have a significant impact on our financial statements as the requirements are disclosure only in nature.

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

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $731.7 million as of March 31, 2013. While we were profitable for the years ended December 31, 2012 and 2011, we did not generate positive cash flows from operations in either year. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $6.00 per share to approximately $13.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended (1)

4.1	Form of Common Stock Certificate(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 2, 2013	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Vice President and Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)