Form 10-Q
period 2013-06-30
NEUROCRINE BIOSCIENCES INC
filed 2013-07-26
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 67,062,286 as of July 19, 2013.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$44,313	$63,754
Short-term investments, available for sale	109,383	109,259
Receivables under collaboration agreements	38	14,089
Other current assets	2,119	2,162

Total current assets	155,853	189,264
Property and equipment, net	1,876	1,900
Long-term investments	12,749	480
Restricted cash	4,335	4,335

Total assets	$174,813	$195,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,348	$911
Accrued liabilities	8,185	8,094
Current portion of deferred revenues	1,459	2,919
Current portion of cease-use liability	402	589
Current portion of deferred gain on sale of real estate	3,179	3,133

Total current liabilities	14,573	15,646
Deferred gain on sale of real estate	19,263	20,872
Deferred rent	1,916	1,840
Cease-use liability	2,893	3,097
Other liabilities	152	152

Total liabilities	38,797	41,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 66,998,103 as of June 30, 2013 and 66,446,888 as of December 31, 2012	67	66
Additional paid-in capital	879,983	873,981
Accumulated other comprehensive loss	(44)	(2)
Accumulated deficit	(743,990)	(719,673)

Total stockholders’ equity	136,016	154,372

Total liabilities and stockholders’ equity	$174,813	$195,979

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Sponsored research and development	$—	$1,540	$—	$3,569
License fees	730	9,029	1,460	18,267

Total revenues	730	10,569	1,460	21,836
Operating expenses:
Research and development	10,527	8,818	20,840	18,206
General and administrative	3,370	3,131	6,762	6,802

Total operating expenses	13,897	11,949	27,602	25,008

Loss from operations	(13,167)	(1,380)	(26,142)	(3,172)
Other income:
Gain on sale/disposal of assets	19	—	32	25
Deferred gain on real estate	781	759	1,563	1,517
Investment income, net	121	115	224	236
Other income, net	4	5	6	7

Total other income	925	879	1,825	1,785

Net loss	$(12,242)	$(501)	$(24,317)	$(1,387)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.01)	$(0.36)	$(0.02)

Shares used in the calculation of net loss per common share:
Basic and diluted	66,799	66,309	66,700	64,857

Other comprehensive loss:
Net loss	$(12,242)	$(501)	$(24,317)	$(1,387)
Net unrealized losses on available-for-sale securities	—	(16)	(42)	(56)

Comprehensive loss	$(12,242)	$(517)	$(24,359)	$(1,443)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,317)	$(1,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	347	318
Gain on sale of assets	(1,595)	(1,542)
Deferred revenues	(1,460)	(18,266)
Deferred rent	76	159
Amortization of premiums on investments	1,358	1,490
Non-cash share-based compensation expense	3,412	2,799
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	14,094	(345)
Accounts payable and accrued liabilities	528	(1,205)
Cease-use liability	(391)	(129)
Other liabilities	—	26

Net cash used in operating activities	(7,948)	(18,082)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(95,612)	(123,161)
Sales and maturities of investments	81,819	50,455
Proceeds from sales of property and equipment	—	(28)
Deposits and restricted cash	32	25
Purchases of property and equipment	(323)	(594)

Net cash used in investing activities	(14,084)	(73,303)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,591	83,296

Net cash provided by financing activities	2,591	83,296

Net decrease in cash and cash equivalents	(19,441)	(8,089)
Cash and cash equivalents at beginning of the period	63,754	50,107

Cash and cash equivalents at end of the period	$44,313	$42,018

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) is a clinical stage drug discovery company primarily focused on neurological and endocrine based diseases and disorders. The Company discovers and develops innovative pharmaceuticals, in diseases with high unmet medical needs or where the existing drug classes are inadequate, through a disciplined yet entrepreneurial process. Utilizing a portfolio approach to drug discovery, the Company has multiple small molecule drug candidates at various stages of pharmaceutical development. The Company develops proprietary pharmaceuticals for its pipeline, as well as collaborating with other pharmaceutical companies on its discoveries. The Company’s two lead late stage clinical programs are elagolix, a GnRH antagonist for women’s health that is partnered with AbbVie Inc., and a wholly owned VMAT2 inhibitor for the treatment of movement disorders.

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

During the three and six months ended June 30, 2013 and 2012, revenues recognized under the collaboration agreement with Abbvie were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of up-front license fees	$—	$7.3	$—	$14.5
Sponsored research and development	—	1.2	$—	$2.6

Revenues recognized under the AbbVie collaboration agreement	$—	$8.5	$—	$17.1

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

During the three and six months ended June 30, 2013 and 2012, revenues recognized under the collaboration agreement with Boehringer Ingelheim were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization of up-front license fees	$—	$1.0	$—	$2.2
Sponsored research and development	—	0.4	$—	$1.0

Revenues recognized under the Boehringer Ingelheim collaboration agreement	$—	$1.4	$—	$3.2

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

Investments consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Certificates of deposit	$8,631	$12,434
Commercial paper	21,593	19,695
Corporate debt securities	84,411	77,610
Securities of government sponsored entities	7,497	—

Total investments	$122,132	$109,739

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$7,440	$—	$(8)	$7,432
Commercial paper	Less than 1	21,588	5	—	21,593
Corporate debt securities	Less than 1	80,382	20	(44)	80,358

Total short-term available for sale securities		$109,410	$25	$(52)	$109,383
Classified as long-term assets:
Certificates of deposit	1 to 2	1,200	—	(1)	1,199
Corporate debt securities	1 to 2	4,066	—	(13)	4,053
Securities of government sponsored entities	1 to 2	7,500	—	(3)	7,497

Total long-term available for sale securities		12,766	—	(17)	12,749

Total available-for-sale securities		$122,176	$25	$(69)	$122,132

December 31, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$11,960	$—	$(6)	$11,954
Commercial paper	Less than 1	19,713	—	(18)	19,695
Corporate debt securities	Less than 1	77,588	33	(11)	77,610

Total short-term available-for-sale securities		$109,261	$33	$(35)	$109,259
Classified as non-current assets:
Certificates of deposit	1 to 2	480	—	—	480

Total long-term available-for-sale securities		480	—	—	480

Total available-for-sale securities		$109,741	$33	$(35)	$109,739

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position but were not deemed to be other than temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2013:
Securities of government sponsored entities	$7,497	$(3)	$—	$—	$7,497	$(3)
Certificates of deposit	8,631	(9)	—	—	8,631	(9)
Corporate debt securities	52,098	(57)	—	—	52,098	(57)

Total	$68,226	$(69)	$—	$—	$68,226	$(69)

December 31, 2012:
Certificates of deposit	$10,273	$(6)	$—	$—	$10,273	$(6)
Commercial paper	19,695	(18)	—	—	19,695	(18)
Corporate debt securities	37,524	(11)	—	—	37,524	(11)

Total	$67,492	$(35)	$—	$—	$67,492	$(35)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value and would classify these financial instruments within Level 1 of the fair value hierarchy because of the short-term maturity of these instruments.

The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and six months ended June 30, 2013.

The Company’s assets which are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Classified as current assets:
Cash and money market funds	$41.8	$41.8	$—	$—
Certificates of deposit	7.4	7.4	—	—
Commercial paper	21.6	—	21.6	—
Corporate bonds	82.8	—	82.8	—

Subtotal	153.6	49.2	104.4	—
Classified as long-term assets:
Certificates of deposit	5.5	5.5	—	—
Securities of government sponsored entities	7.5	—	7.5	—
Corporate bonds	4.1	—	4.1	—

Total	170.7	54.7	116.0	—
Less cash, cash equivalents and restricted cash	(48.6)	(46.1)	(2.5)	—

Total investments	$122.1	$8.6	$113.5	$—

December 31, 2012:
Classified as current assets:
Cash and money market funds	$53.2	$53.2	$—	$—
Certificates of deposit	16.2	16.2	—	—
Commercial paper	25.7	—	25.7	—
Corporate bonds	82.2	—	82.2	—

Subtotal	177.3	69.4	107.9	—
Classified as long-term assets:
Certificates of deposit	0.5	0.5	—	—

Total	177.8	69.9	107.9	—
Less cash, cash equivalents and restricted cash	(68.1)	(57.5)	(10.6)	—

Total investments	$109.7	$12.4	$97.3	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
General and administrative	$0.9	$0.7	$1.7	$1.4
Research and development	0.8	0.7	$1.7	$1.4

Total share-based compensation expense	$1.7	$1.4	$3.4	$2.8

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

As of June 30, 2013, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $11.9 million and $2.9 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.4 years and 3.5 years, respectively.

During the six months ended June 30, 2013 and 2012, stock options to purchase approximately 0.6 million and 0.1 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2013 and 2012 was approximately $2.6 million and $0.3 million, respectively. The Company also issued approximately 25,000 shares of common stock pursuant to the vesting of RSUs during the six months ended June 30, 2012.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.8 million and 1.4 million shares of the Company’s common stock during the six months ended June 30, 2013 and 2012, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30, 2013 and 2012 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	1.5%	1.3%	1.4%	1.3%
Expected volatility of common stock	77.5%	76.5%	75.8%	79.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	7.5 years	7.5 years	7.3 years	6.8 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, recent grants of stock options have a contractual life of ten years, versus seven years for older option grants, and the vesting period for recent option grants has been extended to four years, which together have also resulted in an increase in the expected option term over time. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the six months ended June 30, 2013 and 2012, share-based compensation expense related to stock options was $3.0 million and $2.8 million, respectively.

Restricted Stock Units

The Company granted RSUs covering approximately 0.4 million shares of its common stock to its employees during the six months ended June 30, 2013. These RSUs vest on an annual basis over a four year period. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of issuance. For the six months ended June 30, 2013, share-based compensation expense related to RSUs was $0.4 million.

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

In December 2010, the SEC declared effective a shelf registration statement filed by the Company earlier in that month. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $125 million. As of June 30, 2013, the Company had approximately $37 million still available under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $1.6 million and $1.5 million of the deferred gain during the six months ended June 30, 2013 and 2012, respectively, and will recognize the remaining $22.4 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

At June 30, 2013 and 2012, the Company had recorded in its condensed consolidated balance sheet an aggregate cease-use liability related to the Sublease (as amended), the Second Sublease and the Third Sublease of $3.3 million and $2.5 million, respectively.

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$3,492	$2,528	$3,686	$2,592
Payments	(197)	(65)	(391)	(129)

Ending balance	$3,295	$2,463	$3,295	$2,463

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

For the three and six months ended June 30, 2013, the Company realized a net loss of $12.2 million and $24.3 million, respectively. Potentially dilutive securities totaled approximately 2.3 million and 2.1 million, respectively for the three and six months ended June 30, 2013, respectively. Options to purchase approximately 0.3 million and 0.6 million shares of common stock were outstanding during the three and six months ended June 30, 2013, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and six months ended June 30, 2012, the Company realized a net loss of $0.5 million and $1.4 million, respectively. Potentially dilutive securities excluded from the historical diluted loss per share totaled 1.3 million and 1.4 million for the three and six months ended June 30, 2012, respectively. Options to purchase 2.4 million and 2.3 million shares of common stock were outstanding during the three and six months ended June 30, 2012, respectively, with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

OVERVIEW

We are a clinical stage drug discovery company primarily focused on neurological and endocrine based diseases and disorders. We discover and develop innovative pharmaceuticals, in diseases with high unmet medical needs or where the existing drug classes are inadequate, through a disciplined yet entrepreneurial process. Utilizing a portfolio approach to drug discovery, we have multiple small molecule drug candidates at various stages of pharmaceutical development. We develop proprietary pharmaceuticals for our pipeline, as well as collaborate with other pharmaceutical companies on our discoveries. Our two lead late stage clinical programs are elagolix, a GnRH antagonist for women’s health that is partnered with AbbVie Inc., and a wholly owned VMAT2 inhibitor for the treatment of movement disorders. We intend to maintain certain commercial rights to our VMAT2 inhibitor and evolve into a fully-integrated pharmaceutical company.

To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of June 30, 2013, we had an accumulated deficit of $744.0 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with AbbVie Inc.

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

In August 1999, we entered into a nonexclusive license agreement with The Mount Sinai School of Medicine of the City University of New York (Mt. Sinai) pursuant to which we acquired a nonexclusive license to certain patents and patent applications related to Gonadotropin-Releasing Hormones, to develop and commercialize licensed products worldwide. Pursuant to the terms of the agreement, we have the right to grant sublicenses to third parties only with the prior written consent of Mt. Sinai. Upon entering into the agreement, we paid a $50,000 upfront-fee and are required to pay an additional $10,000 annual license fee on each anniversary of the agreement. In addition, we are obligated to pay Mt. Sinai a royalty equal to 1% of net sales of licensed products. The agreement will remain in effect until the later of 15 years after the date of the first commercial sale of the first licensed product or the expiration of the last to expire of the licensed patents, unless terminated earlier at our election or for material breach by either party. Mt. Sinai also has the right to terminate the agreement if we become insolvent or bankrupt or have suspended our business operations. Pursuant to the terms of the agreement, in the event that Mt. Sinai grants a third party a license to the GnRH patents and patent applications on economic terms and conditions less favorable to Mt. Sinai than those in our agreement, we have the right to substitute the terms and conditions of the other third party license for those currently set forth in our agreement.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement

Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended June 30, 2013 and 2012 was $1.7 million and $1.4 million, respectively. For the six months ended June 30, 2013 and 2012, we recognized share-based compensation expense of $3.4 million and $2.8 million, respectively.

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

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended June 30,
	2013	2012
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$8.5
Dainippon Sumitomo Pharma Co. Ltd.	0.7	0.7
Boehringer Ingelheim	—	1.4

Total revenues	$0.7	$10.6

The $9.9 million decrease in second quarter revenue from 2012 to 2013 was primarily due to the completion of the collaborative development portion of the AbbVie collaboration agreement for elagolix, which concluded as scheduled on December 31, 2012. Additionally, the sponsored collaborative research portion of the GPR119 collaboration with Boehringer Ingelheim was completed as planned in June 2012.

Operating Expenses

Research and Development

The following table presents our total research and development (R&D) expenses by category during the periods presented:

	Three Months Ended June 30,
	2013	2012
	(In millions)
External development expense:
Elagolix	$—	$0.5
VMAT2	3.4	1.4
Other	0.4	0.4

Total external development expense	3.8	2.3
R&D personnel expense	4.1	3.7

	Three Months Ended June 30,
	2013	2012
	(In millions)
R&D facility and depreciation expense	1.4	1.4
Other R&D expense	1.2	1.4

Total R&D expense	$10.5	$8.8

The $1.7 million increase in second quarter R&D expense from 2012 to 2013 was primarily due to higher external development expenses related to our VMAT2 program as it continues in Phase IIb development.

General and Administrative

General and administrative expense increased to $3.4 million in the second quarter of 2013 compared with $3.1 million during the same period in 2012. The increase in general and administrative expense is primarily related to personnel costs, including an increase in share-based compensation expense of approximately $0.2 million.

Net Loss

Our net loss for the second quarter of 2013 was $12.2 million, or a net loss of $0.18 per share, compared to a net loss of $0.5 million, or a net loss of $0.01 per share, during the same period in 2012. The increase in our net loss from 2012 to 2013 was primarily a result of lower revenue recognized under our collaboration agreements with AbbVie and Boehringer Ingelheim, as the collaborative portion for both agreements concluded in December 2012 and June 2012, respectively, coupled with increased R&D expense primarily related to our VMAT2 program Phase IIb studies.

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Six Months Ended June 30,
	2013	2012
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$17.1
Dainippon Sumitomo Pharma Co. Ltd.	1.5	1.5
Boehringer Ingelheim	—	3.2

Total revenues	$1.5	$21.8

Revenues for the first half of 2013 were $1.5 million, compared to $21.8 million for the same period in 2012. The decrease in revenue was primarily due to the completion of the collaborative development portion of the AbbVie collaboration agreement for elagolix, which concluded as scheduled on December 31, 2012. Additionally, the sponsored collaborative research portion of the GPR119 collaboration with Boehringer Ingelheim was completed as planned in June 2012.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Six Months Ended June 30,
	2013	2012
	(In millions)
External development expense:
Elagolix	$—	$1.2
VMAT2	6.7	3.0
Other	0.7	0.7

Total external development expense	7.4	4.9
R&D personnel expense	8.2	7.4
R&D facility and depreciation expense	2.7	2.9
Other R&D expense	2.5	3.0

Total R&Dexpense	$20.8	$18.2

The $2.6 million increase in six-month R&D expenses from 2012 to 2013 was primarily due to higher external development expenses related to our VMAT2 program as it continues in Phase IIb development. The increase in personnel related expenses was attributable to increased R&D headcount coupled with a $0.3 million increase in share-based compensation expense. These increases were offset by a $0.7 million decrease in scientific consultants utilized to advise on multiple programs.

General and Administrative

General and administrative expenses remained consistent at $6.8 million in the first half of both 2012 and 2013.

Net Loss

Our net loss for the first half of 2013 was $24.3 million, or a net loss of $0.36 per share, compared to net loss of $1.4 million, or net loss of $0.02 per share, during the same period in 2012. The increase in our net loss from 2012 to 2013 was primarily a result of lower revenue recognized under our collaboration agreements with AbbVie and Boehringer Ingelheim, coupled with increased R&D expenses driven by our VMAT2 Phase IIb clinical program.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first half of 2013 was $7.9 million compared to $18.1 million of net cash used in operating activities during the same period in 2012. The $10.2 million change is primarily related to $14.1 million in accounts receivable at December 31, 2012 which was received during the first quarter of 2013. This was offset by higher R&D expenses primarily due to expanded efforts on our VMAT2 program.

Net cash used in investing activities during the first half of 2013 was $14.1 million compared to $73.3 million during the same period in 2012. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first half of 2013 was $2.6 million compared to $83.3 million during the same period in 2012. The decrease in cash provided by financing activities was primarily due to net proceeds of approximately $83.0 million from our public offering of common stock in January 2012. Stock option exercises yielded approximately $2.6 million and $0.3 million for the first half of 2013 and 2012, respectively.

At June 30, 2013, our cash, cash equivalents, and investments totaled $166.4 million compared with $173.5 million at December 31, 2012.

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

Shelf Registration Statements. In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of June 30, 2013, we had not sold any shares under this shelf registration statement.

In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. As of June 30, 2013, we had approximately $37 million still available under this shelf registration statement. The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on June 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie) any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase II uterine fibroids program, require suspension of these programs and/or obviate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed enrollment in, or completion of, the Phase II clinical trials of our lead candidate or the results of the ongoing Phase II clinical trials do not support advancing to later stage development.

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

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaboration agreements with AbbVie, Boehringer Ingelheim International GmbH (Boehringer Ingelheim)and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, GlaxoSmithKline, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our collaboration agreements with AbbVie and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

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

* We do not and will not have access to all information regarding the product candidates we licensed to AbbVie.

We do not and will not have access to all information regarding the products being developed and potentially commercialized by AbbVie, including potentially material information about clinical trial design and execution, safety reports from clinical trials, spontaneous safety reports if a product candidate is later approved and marketed, regulatory affairs, process development, manufacturing, marketing and other areas known by AbbVie. In addition, we have confidentiality obligations under our agreement with AbbVie. Thus, our ability to keep our shareholders informed about the status of product candidates under our collaboration with AbbVie will be limited by the degree to which AbbVie keeps us informed and allows us to disclose such information to the public. If AbbVie fails to keep us informed about the clinical development and regulatory approval of our collaboration and product candidates licensed to it, we may make operational and investment decisions that we would not have made had we been fully informed, which may materially and adversely affect our business and operations.

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

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $744.0 million as of June 30, 2013. While we were profitable for the years ended December 31, 2012 and 2011, we did not generate positive cash flows from operations in either year. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $7.00 per share to approximately $15.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

*We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, we could lose our rights to those technologies and drug candidates.

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we have licensed indiplon from DOV Pharmaceuticals, Inc. In addition, we license some of the core technologies used in our research and development activities and collaborations from third parties, for example the GnRH receptor we license from The Mount Sinai School of Medicine of the City University of New York for use in the elagolix program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended (1)

4.1	Form of Common Stock Certificate(2)

10.1	License agreement with the Mount Sinai School of Medicine of the City University of New York

10.2

2011 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder.

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

Dated: July 26, 2013	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)