Form 10-Q
period 2013-09-30
NEUROCRINE BIOSCIENCES INC
filed 2013-10-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 67,343,394 as of October 23, 2013.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$34,889	$63,754
Short-term investments, available for sale	122,022	109,259
Receivables under collaboration agreements	75	14,089
Other current assets	2,232	2,162

Total current assets	159,218	189,264
Property and equipment, net	1,739	1,900
Long-term investments	675	480
Restricted cash	4,335	4,335

Total assets	$165,967	$195,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,097	$911
Accrued liabilities	7,882	8,094
Current portion of deferred revenues	730	2,919
Current portion of cease-use liability	409	589
Current portion of deferred gain on sale of real estate	3,203	3,133

Total current liabilities	13,321	15,646
Deferred gain on sale of real estate	18,458	20,872
Deferred rent	1,955	1,840
Cease-use liability	2,789	3,097
Other liabilities	152	152

Total liabilities	36,675	41,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 67,343,207 as of September 30, 2013 and 66,446,888 as of December 31, 2012	67	66
Additional paid-in capital	884,355	873,981
Accumulated other comprehensive loss	(9)	(2)
Accumulated deficit	(755,121)	(719,673)

Total stockholders’ equity	129,292	154,372

Total liabilities and stockholders’ equity	$165,967	$195,979

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Sponsored research and development	$—	$1,369	$—	$4,938
License fees	729	7,988	2,189	26,255

Total revenues	729	9,357	2,189	31,193
Operating expenses:
Research and development	9,490	9,860	30,330	28,066
General and administrative	3,245	3,324	10,007	10,126
Cease-use expense	—	135	—	135

Total operating expenses	12,735	13,319	40,337	38,327

Loss from operations	(12,006)	(3,962)	(38,148)	(7,134)
Other income:
Gain on sale/disposal of assets	6	—	38	25
Deferred gain on real estate	781	759	2,344	2,276
Investment income, net	93	123	317	359
Other (loss) income, net	(5)	2	1	9

Total other income	875	884	2,700	2,669

Net loss	$(11,131)	$(3,078)	$(35,448)	$(4,465)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.05)	$(0.53)	$(0.07)

Shares used in the calculation of net loss per common share:
Basic and diluted	67,199	66,342	66,868	65,355

Other comprehensive loss:
Net loss	$(11,131)	$(3,078)	$(35,448)	$(4,465)
Net unrealized gains (losses) on available-for-sale securities	35	162	(7)	106

Comprehensive loss	$(11,096)	$(2,916)	$(35,455)	$(4,359)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,448)	$(4,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	515	481
Gain on sale of assets	(2,382)	(2,301)
Cease-use expense	—	135
Deferred revenues	(2,189)	(26,256)
Deferred rent	115	238
Amortization of premiums on investments	2,108	2,480
Non-cash share-based compensation expense	5,123	4,169
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	13,944	(684)
Accounts payable and accrued liabilities	(26)	(16)
Cease-use liability	(488)	(193)
Other liabilities	—	27

Net cash used in operating activities	(18,728)	(26,385)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(130,379)	(139,505)
Sales and maturities of investments	115,306	77,789
Proceeds from sales of property and equipment	38	25
Deposits and restricted cash	—	(28)
Purchases of property and equipment	(354)	(929)

Net cash used in investing activities	(15,389)	(62,648)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,252	83,414

Net cash provided by financing activities	5,252	83,414

Net decrease in cash and cash equivalents	(28,865)	(5,619)
Cash and cash equivalents at beginning of the period	63,754	50,107

Cash and cash equivalents at end of the period	$34,889	$44,488

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

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company received funding for certain internal collaboration expenses, which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds, through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with AbbVie, the collaboration effort between the parties to advance GnRH Compounds towards commercialization was governed by a joint development committee with representatives from both the Company and AbbVie. The Company’s participation in the joint development committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the term of the joint development committee, which was completed, as scheduled, in December 2012. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company.

During the three and nine months ended September 30, 2013 and 2012, revenues recognized under the collaboration agreement with AbbVie were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of up-front license fees	$—	$7.3	$—	$21.8
Sponsored research and development	—	1.4	$—	$4.0

Revenues recognized under the AbbVie collaboration agreement	$—	$8.7	$—	$25.8

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

During the three and nine months ended September 30, 2013 and 2012, revenues recognized under the collaboration agreement with Boehringer Ingelheim were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization of up-front license fees	$—	$—	$—	$2.2
Sponsored research and development	—	—	$—	$1.0

Revenues recognized under the Boehringer Ingelheim collaboration agreement	$—	$—	$—	$3.2

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

Investments consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Certificates of deposit	$13,163	$12,434
Commercial paper	12,094	19,695
Corporate debt securities	89,940	77,610
Securities of government sponsored entities	7,500	—

Total investments	$122,697	$109,739

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$12,938	$—	$(16)	$12,922
Commercial paper	Less than 1	12,094	2	(2)	12,094
Corporate debt securities	Less than 1	89,499	24	(17)	89,506
Securities of government sponsored entities	Less than 1	7,500	—	—	7,500

Total short-term available for sale securities		$122,031	$26	$(35)	$122,022
Classified as long-term assets:
Certificates of deposit	1 to 2	240	1	—	241
Corporate debt securities	1 to 2	435	—	(1)	434

Total long-term available for sale securities		675	1	(1)	675

Total available-for-sale securities		$122,706	$27	$(36)	$122,697

December 31, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$11,960	$—	$(6)	$11,954
Commercial paper	Less than 1	19,713	—	(18)	19,695
Corporate debt securities	Less than 1	77,588	33	(11)	77,610

Total short-term available-for-sale securities		$109,261	$33	$(35)	$109,259
Classified as non-current assets:
Certificates of deposit	1 to 2	480	—	—	480

Total long-term available-for-sale securities		480	—	—	480

Total available-for-sale securities		$109,741	$33	$(35)	$109,739

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position but were not deemed to be other than temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2013:
Certificates of deposit	$11,993	$(16)	$—	$—	$11,993	$(16)
Corporate debt securities	42,885	(18)	—	—	42,885	(18)
Commercial paper	2,495	(2)	—	—	2,495	(2)

Total	$57,373	$(36)	$—	$—	$57,373	$(36)

December 31, 2012:
Certificates of deposit	$10,273	$(6)	$—	$—	$10,273	$(6)
Commercial paper	19,695	(18)	—	—	19,695	(18)
Corporate debt securities	37,524	(11)	—	—	37,524	(11)

Total	$67,492	$(35)	$—	$—	$67,492	$(35)

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

The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and nine months ended September 30, 2013.

The Company’s assets which are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013:
Classified as current assets:
Cash and money market funds	$34.5	$34.5	$—	$—
Certificates of deposit	12.9	12.9	—	—
Commercial paper	12.1	—	12.1	—
Corporate bonds	89.9	—	89.9	—
Securities of government sponsored entities	7.5	—	7.5	—

Subtotal	156.9	47.4	109.5	—
Classified as long-term assets:
Certificates of deposit	4.6	4.6	—	—
Corporate bonds	0.4	—	0.4	—

Total	161.9	52.0	109.9	—
Less cash, cash equivalents and restricted cash	(39.2)	(38.8)	(0.4)	—

Total investments	$122.7	$13.2	$109.5	$—

December 31, 2012:
Classified as current assets:
Cash and money market funds	$53.2	$53.2	$—	$—
Certificates of deposit	16.2	16.2	—	—
Commercial paper	25.7	—	25.7	—
Corporate bonds	82.2	—	82.2	—

Subtotal	177.3	69.4	107.9	—
Classified as long-term assets:
Certificates of deposit	0.5	0.5	—	—

Total	177.8	69.9	107.9	—
Less cash, cash equivalents and restricted cash	(68.1)	(57.5)	(10.6)	—

Total investments	$109.7	$12.4	$97.3	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
General and administrative	$0.9	$0.7	$2.6	$2.1
Research and development	0.8	0.7	$2.5	$2.1

Total share-based compensation expense	$1.7	$1.4	$5.1	$4.2

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

As of September 30, 2013, total unrecognized estimated compensation cost related to non-vested stock options and non-vested restricted stock units (RSUs) granted prior to that date was $10.4 million and $2.7 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.2 years and 3.3 years, respectively.

During the nine months ended September 30, 2013 and 2012, stock options to purchase approximately 0.9 million and 0.1 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2013 and 2012 was approximately $5.3 million and $0.4 million, respectively. The Company also issued approximately 50,000 shares of common stock pursuant to the vesting of RSUs during the nine months ended September 30, 2012.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.8 million and 1.4 million shares of the Company’s common stock during the nine months ended September 30, 2013 and 2012, respectively. The Company did not grant any stock options during the three months ended September 30, 2013. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2013 and 2012 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	—	0.9%	1.4%	1.3%
Expected volatility of common stock	—	72.1%	75.8%	79.4%
Dividend yield	—	0.0%	0.0%	0.0%
Expected option term	—	6 years	7.3 years	6.8 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, recent grants of stock options have a contractual life of ten years, versus seven years for older option grants, and the vesting period for recent option grants has been extended to four years, which together have also resulted in an increase in the expected option term over time. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the nine months ended September 30, 2013 and 2012, share-based compensation expense related to stock options was $4.5 million and $4.2 million, respectively.

Restricted Stock Units

The Company granted RSUs covering approximately 0.4 million shares of its common stock to its employees during the nine months ended September 30, 2013. These RSUs vest on an annual basis over a four year period. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of issuance. For the nine months ended September 30, 2013, share-based compensation expense related to RSUs was $0.6 million.

6. STOCKHOLDERS’ EQUITY

Equity Financing

In January 2012, the Company completed a public offering of common stock in which the Company sold 10.9 million shares of its common stock at an offering price of $8.10 per share. The shares were sold pursuant an effective shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $83.0 million.

Shelf Registration Statements

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million.

In December 2010, the SEC declared effective a shelf registration statement filed by the Company earlier in that month. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $125 million. As of September 30, 2013, the Company had approximately $37 million still available under this shelf registration statement. This shelf registration statement will expire in December 2013.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $2.3 million of the deferred gain during each of the nine month periods ended September 30, 2013 and 2012, and will recognize the remaining $21.7 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

At September 30, 2013 and 2012, the Company had recorded in its condensed consolidated balance sheet an aggregate cease-use liability related to the Sublease (as amended), the Second Sublease and the Third Sublease of $3.2 million and $2.5 million, respectively.

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$3,295	$2,463	$3,686	$2,592
Impact of sublease cease-use charges (1)	—	150	—	150
Payments	(97)	(64)	(488)	(193)

Ending balance	$3,198	$2,549	$3,198	$2,549

(1)	Total cease-use expense in 2012 was offset by the related adjustment to deferred rent of approximately $15,000

8. LOSS PER COMMON SHARE

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Additionally, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and the vesting of RSUs, are excluded from the diluted loss per share calculation because of their anti-dilutive effect.

For the three and nine months ended September 30, 2013, the Company realized a net loss of $11.1 million and $35.4 million, respectively. Potentially dilutive securities totaled approximately 2.5 million and 2.2 million for the three and nine months ended September 30, 2013, respectively. Options to purchase approximately 0.1 million and 0.3 million shares of common stock were outstanding during the three and nine months ended September 30, 2013, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and nine months ended September 30, 2012, the Company realized a net loss of $3.1 million and $4.5 million, respectively. Potentially dilutive securities excluded from the historical diluted loss per share totaled 1.3 million for each of the three and nine months ended September 30, 2012, respectively. Options to purchase 2.3 million shares of common stock were outstanding during each of the three and nine months ended September 30, 2012, with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2012 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2013 and the six months ended June 30, 2013.

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

To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of September 30, 2013, we had an accumulated deficit of $755.1 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years. We currently have eleven programs in various stages of research and development, including six programs in clinical development. Our lead clinical development program, elagolix, is a drug candidate for the treatment of endometriosis and uterine fibroids that is partnered with AbbVie Inc.

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

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. We received funding for certain internal collaboration expenses, which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds, through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with AbbVie, the collaboration effort between the parties to advance GnRH Compounds towards commercialization was governed by a joint development committee with representatives from both us and AbbVie. The collaborative development portion of the agreement concluded, as scheduled, on December 31, 2012. Our participation in the joint development committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the term of the joint development committee, which was completed in December 2012. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $75.0 million related to the amortization of up-front license fees, $30.0 million in milestone revenue, and $37.0 million in sponsored development revenue.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for each of the three month periods ended September 30, 2013 and 2012 was $1.7 million and $1.4 million, respectively. For the nine months ended September 30, 2013 and 2012, we recognized share-based compensation expense of $5.1 million and $4.2 million, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Three Months Ended September 30,
	2013	2012
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$8.7
Dainippon Sumitomo Pharma Co. Ltd.	0.7	0.7

Total revenues	$0.7	$9.4

The $8.7 million decrease in third quarter revenue from 2012 to 2013 was primarily due to the completion of the collaborative development portion of the AbbVie collaboration agreement for elagolix, which concluded as scheduled on December 31, 2012.

Operating Expenses

Research and Development

The following table presents our total research and development (R&D) expenses by category during the periods presented:

	Three Months Ended September 30,
	2013	2012
	(In millions)
External development expense:
Elagolix	$—	$0.6
VMAT2	3.6	2.2
Other	0.3	0.8

Total external development expense	3.9	3.6
R&D personnel expense	3.4	3.7
R&D facility and depreciation expense	1.4	1.5
Other R&D expense	0.8	1.1

Total R&D expense	$9.5	$9.9

The $0.4 million decrease in third quarter R&D expenses from 2012 to 2013 was primarily due to lower compensation related costs and lower laboratory supply costs offset by higher external development expenses related to our VMAT2 program as it continues in Phase IIb development.

General and Administrative

General and administrative expenses were relatively unchanged with $3.2 million expended during the third quarter of 2013 compared with $3.3 million expended during the same period in 2012.

Net Loss

Our net loss for the third quarter of 2013 was $11.1 million, or a net loss of $0.17 per share, compared to a net loss of $3.1 million, or a net loss of $0.05 per share, during the same period in 2012. The increase in our net loss from 2012 to 2013 was primarily a result of lower revenue recognized under our collaboration agreement with AbbVie, as the collaborative portion for this agreement concluded as scheduled in December 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$25.8
Dainippon Sumitomo Pharma Co. Ltd.	2.2	2.2
Boehringer Ingelheim	—	3.2

Total revenues	$2.2	$31.2

Revenues for the first nine months of 2013 were $2.2 million, compared to $31.2 million for the same period in 2012. The decrease in revenue was primarily due to the completion of the collaborative development portion of the AbbVie collaboration agreement, which concluded as scheduled on December 31, 2012, and the completion of the collaborative research portion of the agreement with Boehringer Ingelheim, which was completed as planned in June 2012.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
External development expense:
Elagolix	$—	$1.8
VMAT2	10.2	5.3
Other	1.1	1.4

Total external development expense	11.3	8.5
R&D personnel expense	11.6	11.0
R&D facility and depreciation expense	4.1	4.4
Other R&D expense	3.3	4.2

Total R&D expense	$30.3	$28.1

The $2.2 million increase in nine-month R&D expenses from 2012 to 2013 was primarily due to higher external development expenses related to our VMAT2 program as it continues in Phase IIb development and a $0.4 million increase in share-based compensation expense. These increases were offset by a $0.8 million decrease in scientific consultants utilized to advise on multiple programs, and lower elagolix related costs as the full responsibility for that program has transitioned to AbbVie.

General and Administrative

General and administrative expenses were relatively unchanged with $10.0 million expended during the first nine months of 2013 compared with $10.1 million expended during the same period in 2012.

Net Loss

Our net loss for the first nine months of 2013 was $35.4 million, or a net loss of $0.53 per share, compared to net loss of $4.5 million, or net loss of $0.07 per share, during the same period in 2012. The increase in our net loss from 2012 to 2013 was primarily a result of lower revenue recognized under our collaboration agreements with AbbVie and Boehringer Ingelheim, coupled with increased R&D expenses driven by our VMAT2 Phase IIb clinical program.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first nine months of 2013 was $18.7 million compared to $26.4 million during the same period in 2012. The $7.7 million change is primarily related to $14.1 million in accounts receivable at December 31, 2012 which was received during the first quarter of 2013, offset by higher R&D expenses primarily due to expanded efforts on our VMAT2 program.

Net cash used in investing activities during the first nine months of 2013 was $15.4 million compared to $62.6 million during the same period in 2012. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first nine months of 2013 was $5.3 million compared to $83.4 million during the same period in 2012. The decrease in cash provided by financing activities was primarily due to net proceeds of approximately $83.0 million from our public offering of common stock in January 2012. Stock option exercises yielded approximately $5.3 million and $0.4 million for the first nine months of 2013 and 2012, respectively.

At September 30, 2013, our cash, cash equivalents, and investments totaled $157.6 million compared with $173.5 million at December 31, 2012.

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

Shelf Registration Statements. In December 2012, the SEC declared effective a shelf registration statement that we filed in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of September 30, 2013, we had not sold any shares under this shelf registration statement.

In December 2010, the SEC declared effective a shelf registration statement filed by us earlier that month. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $125 million. As of September 30, 2013, we had approximately $37 million still available under this shelf registration statement. This shelf registration statement will expire in December 2013.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaboration agreements with AbbVie, Boehringer Ingelheim International GmbH (Boehringer Ingelheim) and Dainippon Sumitomo Pharma Co. Ltd. and previously have had collaborations with Pfizer, GlaxoSmithKline, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our collaboration agreements with AbbVie and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

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

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $755.1 million as of September 30, 2013. While we were profitable for the years ended December 31, 2012 and 2011, we did not generate positive cash flows from operations in either year. We do not expect to remain profitable, nor do we expect to become cash flow positive, for the foreseeable future.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $7.00 per share to approximately $17.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation (1)

3.2	Certificate of Amendment to Certificate of Incorporation (1)

3.3	Bylaws, as amended (1)

4.1	Form of Common Stock Certificate (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013 (File No. 000-22705)
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 29, 2013	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)