Form 10-K
period 2013-12-31
NEUROCRINE BIOSCIENCES INC
filed 2014-02-11
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2013 totaled approximately $646,990,582 based on the closing price for the registrant’s Common Stock on that day as reported by the NASDAQ Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2013. The identification of 10% or greater stockholders as of June 30, 2013 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2013. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of January 24, 2014, there were 67,793,709 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2013 are incorporated by reference into Part III of this report

III

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

We discover and develop innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel R&D platform, focused on neurological and endocrine based diseases and disorders. Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders. We intend to maintain certain commercial rights to our VMAT2 inhibitor and evolve into a fully-integrated pharmaceutical company.

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development and those currently in research and is followed by detailed descriptions of each program:

Program	Target Indication(s)	Status	Rights
Product candidates in clinical development:
Elagolix	Endometriosis	Phase III	AbbVie
VMAT2 (NBI-98854)	Movement Disorders	Phase II	Neurocrine

CRF[1] Antagonist (NBI-77860)	Stress-related Disorders	Phase II	Neurocrine

Elagolix	Uterine Fibroids	Phase II	AbbVie

Research programs:
G Protein-Coupled Receptor 119 (GPR119)	Type II Diabetes	Research	Boehringer Ingelheim

VMAT2	Tourette Syndrome Schizophrenia	Research	Neurocrine

GnRH Antagonists	Men’s and Women’s Health, Oncology	Research	AbbVie
Antiepileptic Drugs	Epilepsy, Essential Tremor, Pain	Research	Neurocrine
G Protein-Coupled Receptors	Other Conditions	Research	Neurocrine

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

Orally active, nonpeptide GnRH antagonists potentially offer several advantages over injectable GnRH peptide drugs, including rapid onset of hormone suppression without a hormonal flare. Also, injection site reactions commonly observed in peptide depots are avoided and dosing can be rapidly discontinued if necessary – a clinical management option not available with long-acting depot injections. Additionally, by using GnRH antagonists, it may be possible to alter the level of pituitary GnRH suppression thereby titrating circulating estrogen levels. Using this approach, an oral GnRH antagonist may provide patients relief from the painful symptoms of endometriosis while avoiding the need for the active management of bone loss.

Endometriosis. Endometriosis is associated with a multitude of symptoms, some of the most common of which include pain related both to menstruation (dysmenorrhea) and sexual intercourse (dyspareunia) as well as chronic pelvic pain throughout the menstrual cycle, infertility, and menorrhagia, among many others. The wide range of symptoms associated with endometriosis serves to complicate and delay diagnosis due to the significant overlap of symptoms with the disease profiles of other conditions. The World Endometriosis Research Foundation estimates that there are over 170 million women worldwide who suffer from endometriosis, including approximately 7.5 million women in the United States alone. We believe that the availability of an oral treatment, lacking the side effect profile of the currently available peptide GnRH agonists, may be a desirable alternative to current pharmaceutical therapies and ultimately encourage a significantly higher treatment rate.

During 2008, we completed the first Phase IIb study of elagolix (PETAL or 603 study) in which 252 patients, with a laparoscopic diagnosis of endometriosis, were treated over the initial six-month period. This multi-center, randomized, double-blind, double-dummy study consisted of three treatment groups, elagolix 150mg once a day, elagolix 75mg twice daily, and an active control, DMPA-SC. The primary purpose of this study was to assess the impact of six months of treatment of elagolix on bone mineral density as measured by a dual energy x-ray absorptiometry (DXA) scan at the conclusion of treatment and at six and 12 months post treatment. This study also assessed, as secondary endpoints, the impact of treatment on endometriosis symptoms as measured by Composite Pelvic Signs and Symptoms Scale (CPSSS), a monthly recall scale that measures dysmenorrhea, non-menstrual pelvic pain, dyspareunia, pelvic tenderness and induration (all elements of endometriosis pain). Top-line results showed that elagolix met the primary endpoint by having minimal impact on bone mineral density at the conclusion of treatment. This study also showed that elagolix had both a statistical and clinically meaningful reduction in endometriosis symptoms as measured by CPSSS with an 86% responder rate in the 150mg once daily elagolix arm of the study. Additionally, elagolix was shown to be non-inferior to DMPA-SC under the CPSSS. Patient follow up both six and 12 months post treatment showed elagolix did not result in a significant reduction in bone mineral density as measured by DXA scan, with a mean time of return to ovulation of 24 days for elagolix subjects.

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

We have a worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation non-peptide GnRH antagonists for women’s and men’s health indications. AbbVie has primary responsibility for all regulatory interactions with the FDA related to elagolix and the next-generation GnRH antagonists covered by the collaboration.

The endometriosis Phase III program is assessing two separate doses of elagolix (150mg once-daily and another dose) over a 24-week treatment period. The initial randomized, parallel, double-blind, placebo-controlled pivotal trial (Violet PETAL) is expected to enroll 875 women in approximately 160 clinical sites throughout the United States, Canada and Puerto Rico. The co-primary endpoints are a comparison of the daily non-menstrual pelvic pain and daily dysmenorrhea scores during the third month of treatment to the respective daily baseline scores utilizing a responder analysis. Additional efficacy and safety endpoints include assessing persistence of pain reduction at month six and the impact on bone mineral density after one year of continuous dosing.

The second Phase III study of elagolix was initiated by AbbVie during 2013. This study is similar in design to the Violet PETAL study with the same co-primary endpoints of daily non-menstrual pelvic pain and daily dysmenorrhea, comparing the third month of treatment to the respective daily baseline scores utilizing a responder analysis. This trial is anticipated to enroll 788 women with moderate to severe endometriosis-associated pain at more than 200 sites globally. AbbVie initiated the elagolix endometriosis Phase III program during the second quarter of 2012, with a new drug application (NDA) filing expected in 2016.

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

During 2011, AbbVie initiated a randomized, double-blind, placebo-controlled, Phase IIa study of approximately 300 women to assess the safety and efficacy of elagolix in the treatment of uterine fibroids. The primary endpoint in this study was an assessment of blood loss after three months of treatment with elagolix. The dose ranging study evaluated various doses of elagolix compared to placebo. Additional efficacy endpoints were also evaluated including change in uterine volume, fibroid volume, and change in menstrual patterns. Based on the results of this study, AbbVie launched a Phase IIb uterine fibroids study for elagolix in early 2013. This Phase IIb clinical trial will enroll 520 women with heavy uterine bleeding due to uterine fibroids and assess uterine blood loss after six months of treatment across various dosing regimens of elagolix, utilizing a quantitative assessment tool for blood loss, alkaline hematin. Secondary efficacy endpoints include change in uterine volume, fibroid volume, and change in menstrual patterns. Safety assessments of bone mineral density, comparing baseline to month six, will be performed via DXA scan. Patients will also be followed off drug for up to six months. This study is expected to be completed in 2015.

Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)

VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for re-packaging and transporting monoamines (dopamine, norepinephrine, serotonin, and histamine) among nerve cells. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control. Disease states such as tardive dyskinesia, Huntington’s chorea, schizophrenia, Tourette syndrome and tardive dystonia are characterized in part by a hyperdopaminergic state in the brain, and modulation of neuronal dopamine levels may provide symptomatic benefits for patients with these conditions.

Tardive dyskinesia (TD) is defined by hyperkinetic involuntary movements which arise after months or years of treatment with dopamine receptor blocking agents, e.g. antipsychotics for schizophrenia, bipolar disorder, and depression, and Reglan® (metoclopramide) for nausea and vomiting and gastric emptying in patients with gastroparesis. Features of the disorder may include grimacing, tongue protrusion, lip smacking, puckering and pursing of the lips, and rapid eye blinking. Rapid movements of the extremities may also occur. The impact on daily function and the quality of life for individuals suffering from TD can be substantial. While the prevalence rates of TD can vary greatly in accordance with the population being studied, it is estimated that nearly 500,000 individuals are affected by TD in the United States alone (Kantar Health).

To address the unmet medical needs of patients suffering from TD, we are developing NBI-98854. NBI-98854 is a potent, highly selective, VMAT2 inhibitor that is effective in regulating pre-synaptic release of dopamine. This selectivity should reduce the likelihood of “off target” side effects. Additionally, we have designed this novel compound to provide low, sustained, plasma and brain concentrations of the active drug to minimize the potential side effects associated with excessive dopamine depletion, while at the same time having minimal impact on the other monoamines, e.g. norepinephrine and serotonin. With these features, NBI-98854 should be well tolerated in patients. NBI-98854 has been evaluated in several Phase I studies and four Phase II studies to assess its safety, tolerability and efficacy and to establish a treatment regimen to be used in future clinical trials. We believe that the potential efficacy and safety profile of NBI-98854 will address many of the shortcomings of current off-label treatments. Finally, NBI-98854 may be useful in the treatment of other disorders, such as Huntington’s chorea, schizophrenia, Tourette syndrome and tardive dystonia.

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

Upon successful completion of this open-label Phase IIa study, we filed an Investigational New Drug (IND) Application with the FDA to permit the initiation of larger Phase II studies in patients with TD in the United States.

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

The larger Phase IIb TD program began in 2012. The initial Phase IIb study (Kinect Study) was a randomized, parallel, double-blind, placebo-controlled, clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD patients with underlying schizophrenia or schizoaffective disorder. This 109 subject study assessed two doses of once-daily NBI-98854 over a six-week placebo-controlled dosing period. Approximately half of the randomized subjects received placebo and half received one of two doses of NBI-98854. The two NBI-98854 dosing groups consisted of a 50mg group for six weeks and a group that began at 100mg for the initial two weeks and then converted to 50mg for the final four weeks of placebo-controlled dosing period. Subsequent to the placebo-controlled dosing, all subjects were eligible to enter a six-week open label safety extension, whereby 50mg of NBI-98854 was administered once daily with additional AIMS assessments. The primary endpoint of the study was a comparison of placebo versus active scores utilizing the AIMS at the end of week six as assessed by the on-site AIMS assessors.

The 50mg dose of NBI-98854 did not reach statistical significance for the primary endpoint at week six; however, the 100mg dose, utilizing a blinded central video AIMS assessment, showed a statistically significant and clinically meaningful reduction in TD symptoms at week two (the end of the 100mg dose interval).

NBI-98854 was generally safe and well tolerated during the twelve weeks of the Kinect Study. During the six-week placebo-controlled treatment period the frequency of treatment-emergent adverse events was 37% for placebo and 26% for NBI-98854. There were no drug-related serious adverse events. The most common treatment emergent adverse event was mild and transient somnolence during the placebo-controlled portion of the study.

In November 2013, we convened a Scientific Advisory Board (SAB) to review the results of the Kinect Study. The SAB was formed to specifically focus on the dose levels and the AIMS assessment tool. Based on the results of the Kinect Study and the advice from the SAB, the protocol for the second Phase IIb study (Kinect 2 Study) was amended to change the primary endpoint from on-site AIMS assessments to a blinded central video assessment conducted by two movement disorder specialists who would review the AIMS videos in a scrambled fashion and concur on a final AIMS score for each video.

The Kinect 2 Study, was a randomized, parallel, double-blind, placebo-controlled, clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD patients with underlying mood disorders, schizophrenia and schizoaffective disorders, and gastrointestinal disorders. This study randomized 102 patients into a six-week placebo-controlled dosing period where half of the subjects received placebo and half received NBI-98854. The study began with all subjects on once-daily 25mg of NBI-98854, or placebo. The treating physician was then permitted to escalate the dose at two-week intervals, at the end of week two and at the end of week four, to a maximum dose of once-daily 75mg. The dose escalation was determined by the treating physician based on week two and week four on-site AIMS assessments coupled with safety and tolerability assessments at these same time points. The primary endpoint of the study was a comparison of placebo versus active scores utilizing the AIMS at the end of week six as assessed by scrambled blinded central video assessment conducted by two movement disorder specialists.

At week six, AIMS scores, as assessed by blinded central video, were reduced by 2.6 points in the NBI-98854 intention-to-treat (ITT) group (n=45) compared to a reduction of 0.2 points in the placebo arm (n=44) (p<0.001). Additionally, the responder rate (>= 50% improvement from baseline) was 49% in the NBI-98854 ITT group compared to 18% in placebo (p=0.002). In the per-protocol (PP) group (n=78) AIMS scores were reduced by 3.3 points for those subjects taking NBI-98854 (p<0.001), with a corresponding responder rate of 59% (p<0.001). The improvement in week six AIMS was also corroborated by on-site treating physicians utilizing the Clinical Global Impression–Tardive Dyskinesia (CGI-TD) scale scores. Treating clinicians determined that approximately 67% of the subjects taking NBI-98854 were “much improved” or “very much improved” at week six compared to only 16% of the placebo subjects (p<0.001) in this pre-specified key secondary efficacy endpoint.

The data from the Kinect Study and Kinect 2 Study, along with the other Phase I and Phase II clinical studies, preclinical work, and drug manufacturing data will form the basis for an end of Phase II meeting request that we expect will be filed with the FDA during the first half of 2014.

Tourette syndrome. Tourette syndrome is a neurological disorder that manifests in early childhood or adolescence, consisting of involuntary motor and vocal tics. Tourette syndrome is more commonly diagnosed in males than females and may be associated with attention deficit hyperactivity disorder and obsessive compulsive disorder. There are approximately 400,000 people with Tourette syndrome in the United States.

We are currently completing preclinical studies of NBI-98854 to permit a single dose pharmacokinetic study in 16-18 year old Tourette syndrome patients. We expect that this study will begin and be completed during the first half of 2014. Upon successful completion of this study, we intend to approach the FDA to open an IND in Tourette syndrome and broaden NBI-98854 into clinical development for this indication.

Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist

CRF is a central nervous system-based, hypothalamic hormone that acts on specific CRF receptors to stimulate the release of adrenocorticotropin hormone (ACTH). The primary role of ACTH is the stimulation of synthesis and release of adrenal steroids including cortisol. Blockade of CRF receptors on the pituitary has been shown to decrease the release of ACTH and subsequently attenuate the production and release of adrenal steroids and potentially alleviate the symptoms associated with clinical depression as well as anxiety and stress related disorders.

We have a strategic position in the CRF field through our intellectual property portfolio and relationship with experts in the neuropsychiatric field. We have patents covering two receptor subtypes termed CRF1 and CRF2, and we have pending patent applications on small molecule organic compounds modulating the CRF receptors. Our compound, NBI-77860, is a potent, selective, non-peptide CRF1 receptor antagonist as demonstrated in a range of in vitro and in vivo assays as well as human clinical studies.

Post-Traumatic Stress Disorder. Research indicates that clinically depressed patients and patients with anxiety experience dysfunction of the hypothalamic-pituitary-adrenal axis, the system that manages the body’s overall response to stress. This dysfunction amplifies production of CRF, and induces the physical effects that are associated with stress that can lead to stress-related disorders such as post-traumatic stress disorder and acute stress disorder. According to National Institute of Mental Health there are approximately eight million post-traumatic stress disorder sufferers in the United States.

Emory University of Atlanta, Mt. Sinai Medical Center in New York, Baylor College of Medicine in Texas and University of California San Francisco, VA Medical Center through a grant from the National Institute of Mental Health, have been conducting a multi-site Phase II clinical trial evaluating NBI-77860 in women with post-traumatic stress disorder. This randomized, double-blind, placebo-controlled trial is expected to enroll approximately 150 patients for a six-week treatment period. This study began in late 2009 and is expected to take several years to complete. Additionally, the National Institute on Alcohol Abuse and Alcoholism is currently enrolling subjects in a Phase II clinical trial evaluating NBI-77860 in stress-induced craving in alcoholic women with high anxiety. This randomized, double-blind, placebo-controlled trial is expected to enroll 60 patients for a four-week treatment period. This study is also expected to take several years to complete.

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous and endocrine systems, which include therapeutic categories ranging from diabetes to stress-related disorders and neurodegenerative diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for over $140 billion in worldwide drug sales according to GlobalData (2013).

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

VMAT2

VMAT2 inhibition results in the modulation of dopamine pathways which may also be useful for patients suffering from schizophrenia. Approximately 2.2 million people in the Unites States suffer from schizophrenia at an estimated annual cost of $62 billion. Our discovery efforts around VMAT2 inhibitors also focus on developing novel therapies for schizophrenia sufferers.

Antiepileptic Drugs

Antiepileptic drugs are utilized in the treatment of epileptic seizures by suppressing the rapid firing of neurons that initiate a seizure. Antiepileptics also have additional effects within the central nervous system that have proven beneficial in bipolar disease, neuropathic pain and essential tremor. According to Datamonitor, in 2011, worldwide sales of branded anticonvulsants totaled approximately $6 billion.

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

Our Business Strategy

Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and build our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have multiple programs in various stages of research and development. Our two lead late-stage clinical programs are elagolix, a GnRH antagonist in Phase III development for endometriosis and Phase II clinical studies of uterine fibroids that is partnered with AbbVie, and a wholly owned VMAT2 inhibitor for the treatment of movement disorders that is currently in Phase II development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

Identifying Novel Drugs to Address Unmet Market Opportunities. We seek to identify and validate novel drugs on characterized targets for internal development or collaboration. For example, GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectible means of treatment of endometriosis. We believe the creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Research and development costs were $39.2 million, $37.2 million and $31.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Mount Sinai School of Medicine of the City University of New York (Mt. Sinai). In August 1999, we entered into an agreement with Mt. Sinai pursuant to which we acquired a nonexclusive license to certain patents and patent applications related to GnRH, to develop and commercialize licensed products worldwide. Pursuant to the terms of the agreement, we have the right to grant sublicenses to third parties only with the prior written consent of Mt. Sinai. Upon entering into the agreement, we paid a $50,000 upfront fee and are required to pay an additional $10,000 annual license fee on each anniversary of the agreement. In addition, we are obligated to pay Mt. Sinai a royalty equal to 1% of net sales of licensed products. The agreement will remain in effect until the later of 15 years after the date of the first commercial sale of the first licensed product or the expiration of the last to expire of the licensed patents, unless terminated earlier at our election or for material breach by either party. Mt. Sinai also has the right to terminate the agreement if we become insolvent or bankrupt or have suspended our business operations. Pursuant to the terms of the agreement, in the event that Mt. Sinai grants a third party a license to the GnRH patents and patent applications on economic terms and conditions less favorable to Mt. Sinai than those in our agreement, we have the right to substitute the terms and conditions of the other third party license for those currently set forth in our agreement.

Intellectual Property

We seek to protect our lead compounds, compound libraries, expressed proteins, synthetic organic processes, formulations, assays, cloned targets, screening technology and other technologies by filing, or by causing to be filed on our behalf, patent applications in the United States and abroad. Additionally, we have licensed from institutions the rights to issued United States patents, pending United States patent applications, and issued and pending foreign filings. We face the risk that one or more of the above patent applications may be denied. We also face the risk that issued patents that we own or license may be challenged or circumvented or may otherwise not provide protection for any commercially viable products we develop.

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

NBI-98854, our highly selective VMAT2 inhibitor, currently in clinical trials for the treatment of tardive dyskinesia, is covered by U.S. Patent No. 8,039,627 which expires in 2029 and U.S. Patent No. 8,357,697 which expires in 2027 (not including a potential patent term extension of up to five years). NBI-98854 is also covered by European Patent No. 2,081,929 which expires in 2027.

Our CRF antagonist NBI-77860 is currently in clinical trials for the treatment of stress-related disorders and is covered by U.S. Patent No. 7,879,862 which expires in 2026 (not including potential patent term extensions of up to five years).

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

Government Regulation

Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture, distribution, marketing and sale of our proposed products and in our ongoing research and product development activities. All of our products will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. In the United States, various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping of human therapeutic products and their marketing. Recent federal legislation imposes additional obligations on pharmaceutical manufacturers regarding product tracking and tracing. In addition, federal and state healthcare laws restrict business practices in the pharmaceutical industry. These laws include, without limitation, federal and state fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

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

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of an NDA or a biologics licensing application for approval to commence commercial sales. The FDA may also convene an advisory committee to provide input on critical review issues associated with an NDA. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practice requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with Good Clinical Practices.

At the conclusion of its review, the FDA may grant marketing approval or may issue a complete response letter requesting additional information if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may prevent a drug developer from marketing a product under a label for its desired indications, which may impair commercialization of the product.

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

Our VMAT2 inhibitor, NBI-98854, is currently in clinical trials for the treatment of movement disorders, specifically TD. At present there are no approved drug therapies for TD; however, off-label treatment regimens consist of utilizing various atypical antipsychotic medications (e.g., clozapine), benzodiazepines (off-label) or botulinum toxin injections to treat the movements associated with TD. Other potential indications for our VMAT2 inhibitor are Tourette syndrome, Huntington’s disease, schizophrenia and tardive dystonia. Currently, Xenazine®, marketed by Lundbeck, is approved for the chorea associated with Huntington’s disease. Generic neuroleptic medications (pimozide and haloperidol) are generally utilized to control the tics associated with Tourette syndrome.

Our CRF antagonist NBI-77860 is being studied in post-traumatic stress disorder, for which there are no current approved drug therapies. However, clinicians utilize anxiolytics and anti-depressants such as Cymbalta®, marketed by Eli Lilly, Xanax®, marketed by Pfizer, Lexapro®, marketed by Forest Laboratories, Zoloft®, marketed by Pfizer, Paxil®, marketed by GSK and Pristiq®, marketed by Pfizer, among others, as well as any generic alternatives for each of these products.

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

Employees

As of December 31, 2013, we had approximately 81 full-time employees, of which 21 hold Ph.D., M.D. or equivalent degrees, and 12 others hold an M.S., M.B.A., or equivalent degrees. Of these full-time employees, 62 were engaged in, or directly support, research and development activities, and 19 were in general and administrative positions. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•

the U.S. Food and Drug Administration (FDA) or similar foreign regulatory authority may not approve an Investigational New Drug (IND) Application or foreign equivalent filings required to initiate human clinical studies for our drug candidates or the FDA may require additional preclinical or clinical studies as a condition of the initiation of Phase I clinical studies, progression from Phase I to Phase II, or Phase II to Phase III, or for New Drug Application (NDA) approval;

•	the product candidate may not prove to be effective or as effective as other competing product candidates;

•	we may discover that a product candidate may cause harmful side effects or results of required toxicology studies may not be acceptable to the FDA;

•	the results may not replicate the results of earlier, smaller trials;

•	the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase II uterine fibroids program, require suspension of these programs and/or obviate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the commencement, enrollment in, or completion of, the Phase III clinical trials of our lead candidate, NBI-98854.

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

Our strategy for fully developing and commercializing our products is dependent upon maintaining our current arrangements and establishing new arrangements with research collaborators, corporate collaborators and others. We have collaboration agreements with AbbVie and Boehringer Ingelheim International GmbH and previously have had collaborations with Pfizer, GlaxoSmithKline, Wyeth, Johnson & Johnson, Novartis, Taisho and Eli Lilly and Company. We historically have been dependent upon these corporate collaborators to provide adequate funding for a number of our programs, and our collaboration agreements with AbbVie and Boehringer Ingelheim provide for, among other things, significant future payments should certain development, regulatory and commercial milestones be achieved. Under these arrangements, our corporate collaborators are typically responsible for:

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future., Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

We have a history of losses and expect to incur negative operating cash flows for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $765.8 million as of December 31, 2013. We do not expect to be profitable, or generate positive cash flows from operations, for the year ending December 31, 2014 or for the foreseeable future.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $8.00 per share to approximately $20.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we license some of the core technologies used in our research and development activities and collaborations from third parties, including the GnRH receptor which we license from The Mount Sinai School of Medicine of the City University of New York for use in the elagolix program. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

We depend on independent clinical investigators and contract research organizations (CROs) to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, or not in compliance with Good Clinical Practices, it may delay or prevent the approval of our FDA applications and our introduction of new drugs. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

We have no manufacturing capabilities. If third-party manufacturers of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the potential commercialization of our future products. We have no experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:

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

Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage or reimbursement for our products that could limit our product revenues and delay sustained profitability.

The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce our potential revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future. In addition, third-party insurance coverage and adequate reimbursement levels may not be available to patients for any products we develop. Coverage and reimbursement levels may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If government and third-party payors do not provide adequate coverage and reimbursement levels for our products, or if price controls are enacted, our product revenues will suffer.

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

Health care reform measures and other recent legislative initiatives could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States, comprehensive health care reform legislation was enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other recent federal legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

We are currently unable to predict what additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted Federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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

Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, consultants, commercial partners and vendors, could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation.

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

Our business operations and activities may be directly, or indirectly, subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as proposed and future sales, marketing and education programs.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

In addition, any sales of our product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

	High	Low
Year Ended December 31, 2013
1st Quarter	$12.44	$7.56
2nd Quarter	14.06	10.87
3rd Quarter	16.74	10.42
4th Quarter	11.88	8.57

Year Ended December 31, 2012
1st Quarter	$9.98	$7.33
2nd Quarter	8.09	6.25
3rd Quarter	8.38	6.75
4th Quarter	8.75	6.72

As of February 4, 2014, there were approximately 65 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2013.

Stock Performance Graph and Cumulative Total Return

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2008 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

*	$100 INVESTED ON 12/31/08 IN STOCK OR INDEX – INCLUDING REINVESTMENT OF DIVIDENDS AT FISCAL YEARS ENDING DECEMBER 31.

ITEM 6.	SELECTED FINANCIAL DATA

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

	2013	2012	2011	2010	2009
	(In thousands, except for net (loss) income per share data)
STATEMENT OF COMPREHENSIVE (LOSS) INCOME DATA
Revenues:
Sponsored research and development	$—	$18,897	$10,462	$10,938	$34
Milestones and license fees	2,919	34,243	66,951	22,563	2,919

Total revenues	2,919	53,140	77,413	33,501	2,953
Operating expenses:
Research and development	39,248	37,163	30,951	31,151	33,722
General and administrative	13,349	13,437	12,458	13,273	14,360
Cease-use expense	—	1,092	82	2,799	5,984
Restructuring expenses	—	—	—	—	2,557

Total operating expenses	52,597	51,692	43,491	47,223	56,623

(Loss) income from operations	(49,678)	1,448	33,922	(13,722)	(53,670)
Other income and (expense):
Gain on sale/disposal of assets	3,170	3,074	3,195	3,161	3,626
Other income (expense), net	418	503	454	2,593	(994)

Total other income, net	3,588	3,577	3,649	5,754	2,632

Net (loss) income	$(46,090)	$5,025	$37,571	$(7,968)	$(51,038)

Net (loss) income per common share:
Basic	$(0.69)	$0.08	$0.68	$(0.15)	$(1.30)
Diluted	$(0.69)	$0.08	$0.67	$(0.15)	$(1.30)
Shares used in calculation of net (loss) income per common share:
Basic	66,989	65,619	55,176	52,820	39,137
Diluted	66,989	66,946	56,347	52,820	39,137

BALANCE SHEET DATA
Cash, cash equivalents and short-term investments	$145,739	$173,013	$129,103	$126,865	$53,464
Working capital	136,763	173,618	85,366	80,274	35,426
Total assets	154,676	195,979	138,368	144,424	70,818
Long-term debt	—	—	—	—	—
Accumulated deficit	(765,763)	(719,673)	(724,698)	(762,269)	(754,301)
Total stockholders’ equity	120,410	154,372	60,081	19,345	3,954

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We discover and develop innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel R&D platform, focused on neurological and endocrine based diseases and disorders. Utilizing a portfolio approach to drug discovery, we have multiple small molecule drug candidates at various stages of pharmaceutical development. We develop proprietary pharmaceuticals for our pipeline, as well as collaborate with other pharmaceutical companies on our discoveries.

To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of December 31, 2013, we had an accumulated deficit of $765.8 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and Phase II clinical studies of uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders that is currently in Phase II development. We intend to maintain certain commercial rights to our VMAT2 inhibitor and evolve into a fully-integrated pharmaceutical company.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with Abbott Laboratories, now AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. We have assessed event based payments under the authoritative accounting guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of December 31, 2013, there are no further event based payments that meet the definition of a milestone in accordance with authoritative accounting guidance.

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

For the years ended December 31, 2012 and 2011, we recorded revenues of $29.1 million and $29.0 million in amortization of up-front license fees, respectively, and $17.8 million and $9.1 million of sponsored development revenue, respectively, under the AbbVie collaboration agreement. During 2012, we recorded $13.1 million in revenue related to completion of the collaborative development period which is included in sponsored development revenue. During 2011, we recorded $30.0 million in milestone revenue, $10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre-Phase III meeting with the FDA for endometriosis.

Boehringer Ingelheim International GmbH (Boehringer Ingelheim). In June 2010, we announced a worldwide collaboration with Boehringer Ingelheim to research, develop and commercialize small molecule GPR119 agonists for the treatment of Type II diabetes and other indications. Under the terms of our agreement with Boehringer

Ingelheim, we and Boehringer Ingelheim worked jointly, during a two year collaborative research period which ended in June 2012, to identify and advance GPR119 agonist candidates into preclinical development. Following the collaborative research period, Boehringer Ingelheim is responsible for the global development and commercialization of potential GPR119 agonist products, if any. We received a $10 million upfront payment, and received research funding to support discovery efforts. Boehringer Ingelheim agreed to make payments of up to approximately $3 million in additional preclinical milestone payments and payments of up to approximately $223 million in clinical development and commercial event based payments. We have assessed milestones under the authoritative accounting guidance for research and development milestones and determined that the preclinical milestone payments, as defined in the agreement, meet the definition of a milestone as (1) they are events that can only be achieved in part on our performance or upon the occurrence of a specific outcome resulting from our performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Clinical development and commercial milestone payments, however, currently do not meet these criteria as their achievement is solely based on the performance of Boehringer Ingelheim. No milestone payments were recognized during the periods presented. We will be entitled to a percentage of any future worldwide sales of GPR119 agonists.

Under the terms of the agreement, the collaboration effort between the parties to identify and advance GPR119 agonist candidates into preclinical development was initially governed by a steering committee with representatives from both us and Boehringer Ingelheim; provided, however, that final decision making authority rested with Boehringer Ingelheim. The collaborative research portion of the agreement concluded, as scheduled, on June 15, 2012. Our participation in the steering committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the two-year term of the steering committee which was completed in June 2012. Boehringer Ingelheim may terminate the agreement at its discretion upon prior written notice to us. In such event, we may be entitled to specified payments and product rights would revert to us. For the years ended December 31, 2012 and 2011, we recorded revenues of $2.2 million and $5.0 million in amortization of up-front license fees, respectively, and $1.0 million and $1.3 million of sponsored research related to the Boehringer Ingelheim agreement, respectively.

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

Share-Based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the years ended December 31, 2013, 2012 and 2011 was $6.8 million, $5.5 million and $2.9 million, respectively.

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

Upon the closing of the sale of the facility and associated real property, we entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby we leased back for an initial term of 12 years our corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. We entered into a series of lease amendments (Amendments), beginning in late 2008, through which we vacated the Front Building, but continue to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance in 2008. For the years ended 2013, 2012 and 2011, we recognized $3.1 million, $3.0 million and $3.0 million, respectively, of the deferred gain and will recognize the remaining $20.9 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

In September 2011, we entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides the subtenant with an option to extend the term for a one-year renewal period, which was exercised in 2013. Similar to the Sublease, the Second Sublease resulted in $0.3 million of gross cease use expense, and a reversal of associated deferred rent of $47,000, being recorded in September 2011.

In November 2012, we entered into a third sublease agreement (Third Sublease) for approximately 14,000 square feet of space in the Rear Building. The Third Sublease is expected to result in approximately $0.5 million in rental income per year over the three and a half year term and is recorded as an offset to rent expense. The Third Sublease provides the subtenant with an option to extend the term for a two one-year renewal periods. Similar to the previous subleases, the Third Sublease resulted in $1.2 million of gross cease use expense, and a reversal of associated deferred rent of $250,000, being recorded in December 2012.

At December 31, 2013 and 2012, we had recorded in our consolidated balance sheet a cease-use liability related to the multiple sublease agreements of $3.1 million and $3.7 million, respectively.

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

Results of Operations for Years Ended December 31, 2013, 2012 and 2011

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$46.9	$68.1
GlaxoSmithKline (GSK)	—	0.1	0.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	2.9	2.9	2.9
Boehringer Ingelheim	—	3.2	6.3

Total revenues	$2.9	$53.1	$77.4

The decrease in revenue from the year ended December 31, 2012 to the year ended December 31, 2013 was primarily due to the completion of the collaborative development portion of the AbbVie collaboration agreement, which concluded as scheduled on December 31, 2012, and the completion of the collaborative research portion of the agreement with Boehringer Ingelheim, which was completed as planned in June 2012.

The decrease in revenues from the year ended December 31, 2011 to the year ended December 31, 2012 was primarily due to two milestones, totaling $30.0 million, recognized under the AbbVie collaboration agreement in

2011. Sponsored research and development revenue also decreased year over year as both the AbbVie and Boehringer Ingelheim collaborative development and research portions of the collaborations were completed, as planned, during 2012. During 2012, we recognized $13.1 million in sponsored research and development revenue related to the completion of the collaborative development portion of the agreement with AbbVie.

During each of the three years ended December 31, 2013, 2012 and 2011, we recognized $2.9 million in revenue under our collaboration agreement with DSP from the amortization of up-front licensing fees.

We expect revenue to decrease during 2014 as compared to 2013, primarily due to lower revenue under our collaboration agreements. We do not expect to recognize any milestone revenue in 2014.

Operating Expenses

Research and Development

Our research and development (R&D) expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened research and development costs separately for each of our drug candidates. We review our research and development expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing research and development efforts. Other research and development expenses mainly represent lab supply expenses, scientific consulting expenses and other expenses.

The following table presents our total research and development expenses by category during the periods presented:

	Years Ended December 31,
	2013	2012	2011
	(In millions)
External development expense:
Elagolix	$—	$2.2	$4.0
VMAT2	12.3	7.9	4.4
Other	1.5	1.5	0.1

Total external development expense	13.8	11.6	8.5
R&D personnel expense	15.4	14.5	11.6
R&D facility and depreciation expense	5.4	5.9	6.2
Other R&D expense	4.6	5.2	4.7

Total research and development expense	$39.2	$37.2	$31.0

R&D expense increased from $37.2 million in 2012 to $39.2 million in 2013. The increase in R&D expenses from 2012 to 2013 was primarily due to higher external development expenses related to our VMAT2 program as it continued in Phase IIb development and a $0.6 million increase in share-based compensation expense. These increases were offset by a $0.9 million decrease in scientific consultants utilized to advise on multiple programs, and lower elagolix related costs as the full responsibility for that program has transitioned to AbbVie.

R&D expense increased from $31.0 million in 2011 to $37.2 million in 2012. The increase was primarily due to an increase in external development expense as our VMAT2 program continued in Phase II development, partially offset by a decrease in elagolix related expenses as work transitioned to AbbVie. Personnel related research and development costs increased due to higher research and development headcount, coupled with a $1.6 million increase in share-based compensation expense due primarily to the timing of stock option grants. Additionally, increased laboratory related costs for basic research accounted for approximately $0.6 million of the increase in other R&D expense year over year.

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

We expect research and development expenses to increase in 2014 as compared to 2013, primarily due to increased clinical efforts related to our VMAT2 program, as well as higher share-based compensation expense.

General and Administrative

General and administrative expenses were $13.3 million in 2013 compared to $13.4 million in 2012 and $12.5 million in 2011. The $0.9 million increase in expenses from 2011 to 2012 resulted primarily from a $1.0 million increase in share-based compensation expense, due primarily to the timing of stock option grants.

We expect our general and administrative expenses in 2014 to increase from 2013 expense levels primarily due to higher share-based compensation expense.

Cease-use Expense

During 2012 and 2011, we recognized $1.1 million and $0.1 million, respectively, in net cease-use expense related to our corporate headquarters, as a result of the three subleases discussed above.

Net Income

Our net loss for 2013 was $46.1 million or $0.69 net loss per common share, net income for 2012 was $5.0 million or $0.08 net income per fully diluted share, and net income for 2011 was $37.6 million or $0.67 net income per fully diluted share.

The change to net loss in 2013 from a net income position in 2012 was primarily the result of revenue recognized under multiple collaboration agreements. During 2012, we recorded an aggregate of $50.1 million in revenue under our AbbVie and Boehringer Ingelheim collaboration agreements, the final year of the collaborative portion of these agreements.

The decrease in net income from 2011 to 2012 was primarily a result of lower revenue recognized under our collaboration agreements with AbbVie and Boehringer Ingelheim, coupled with an increase in research and development expense primarily related to our VMAT2 program and increased overall share-based compensation expense.

We expect to have a net loss in 2014, primarily due to lower revenue related to the amortization of up-front fees under our collaboration agreements coupled with higher research and development expenses resulting from the progress of our VMAT2 inhibitor and increased share-based compensation expense.

Liquidity and Capital Resources

At December 31, 2013, our cash, cash equivalents, and investments totaled $145.7 million compared with $173.5 million at December 31, 2012.

Net cash used in operating activities during 2013 was $29.6 million compared to $35.3 million in 2012. The $5.7 million change is primarily related to $14.1 million in accounts receivable at December 31, 2012 which was received during 2013, offset by higher R&D expenses primarily due to expanded efforts on our VMAT2 program.

Net cash used in operating activities during 2012 was $35.3 million compared to $0.7 million in 2011. The change in cash flows from operating activities is primarily related to $30.0 million in milestones achieved under the AbbVie collaboration agreement during 2011, plus an increase in research and development expenses of $6.2 million as a result of expanded work in basic research and on our VMAT2 program.

Net cash provided by investing activities was $5.3 million in 2013 compared to net cash used in investing activities of $34.8 million and $3.5 million in 2012 and 2011, respectively. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Net cash provided by financing activities during 2013 was $5.3 million compared to $83.7 million and $0.3 million in 2012 and 2011, respectively. The variability in net cash provided by financing activities is primarily due to the net proceeds of $83.0 million received from our public offering of shares of common stock in January 2012. During 2013, 2012 and 2011 stock option exercises yielded $5.3 million, $0.7 million and $0.3 million, respectively in cash proceeds. We had no outstanding debt at December 31, 2013.

Equity Financing. In January 2012, we completed a public offering of common stock in which we sold 10.9 million shares our common stock at an offering price of $8.10 per share. The shares were sold pursuant to a shelf registration statement previously on file with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $83.0 million.

Shelf Registration Statement. In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. The specific terms of offerings, if any, under the shelf registration statement would be established at the time of such offerings. As of January 31, 2014, we had not sold any shares under this shelf registration statement.

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

Our inlicensed, research and clinical development agreements are generally cancelable with written notice within 180 days or less. In addition to the minimum payments due under inlicense and research agreements, we may be required to pay up to approximately $1 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful.

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

As of December 31, 2013, the total estimated future annual minimum lease payments under our non-cancelable operating lease obligations are as follows (in thousands):

Payment Amount
Year ending:
2014	$7,169
2015	7,385
2016	7,606
2017	7,834
2018	8,070
Thereafter	8,311

Total future minimum lease payments	$46,375

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

We will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price up to approximately $150 million. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on December 31, 2013, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance requiring an entity to disclose information about offsetting arrangements and the impact of these arrangements on our financial position. This guidance is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2013, the FASB amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. This amendment was adopted prospectively effective January 1, 2013 and did not have a significant impact on our consolidated financial statements as the requirements are disclosure only in nature.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We intend to adopt this guidance during the first quarter of 2014, and do not believe the adoption of this standard will have a material impact on our consolidated financial statements.

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

NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA

February 11, 2014

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except for par value and share totals)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$44,789	$63,754
Short-term investments, available-for-sale	100,950	109,259
Receivables under collaborative agreements	23	14,089
Other current assets	2,700	2,162

Total current assets	148,462	189,264
Property and equipment, net	1,771	1,900
Long-term investments	—	480
Restricted cash	4,443	4,335

Total assets	$154,676	$195,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101	$911
Accrued liabilities	7,955	8,094
Current portion of deferred revenues	—	2,919
Current portion of cease-use liability	416	589
Current portion of deferred gain on sale of real estate	3,227	3,133

Total current liabilities	11,699	15,646
Deferred gain on sale of real estate	17,645	20,872
Deferred rent	1,982	1,840
Cease-use liability	2,680	3,097
Other liabilities	260	152

Total liabilities	34,266	41,607
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 67,351,195 and 66,446,888 at December 31, 2013 and 2012, respectively	67	66
Additional paid-in capital	886,101	873,981
Accumulated other comprehensive gain (loss)	5	(2)
Accumulated deficit	(765,763)	(719,673)

Total stockholders’ equity	120,410	154,372

Total liabilities and stockholders’ equity	$154,676	$195,979

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except net (loss) income per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Sponsored research and development	$—	$18,897	$10,462
Milestones and license fees	2,919	34,243	66,951

Total revenues	2,919	53,140	77,413
Operating expenses:
Research and development	39,248	37,163	30,951
General and administrative	13,349	13,437	12,458
Cease-use expense	—	1,092	82

Total operating expenses	52,597	51,692	43,491

(Loss) income from operations	(49,678)	1,448	33,922
Other income:
Gain on sale/disposal of assets	37	32	242
Deferred gain on real estate	3,133	3,042	2,953
Investment income, net	402	489	418
Other income, net	16	14	36

Total other income	3,588	3,577	3,649

Net (loss) income	$(46,090)	$5,025	$37,571

Net (loss) income per common share:
Basic	$(0.69)	$0.08	$0.68

Diluted	$(0.69)	$0.08	$0.67

Shares used in the calculation of net (loss) income per common share:
Basic	66,989	65,619	55,176

Diluted	66,989	66,946	56,347

Other comprehensive (loss) income:
Net (loss) income	$(46,090)	$5,025	$37,571
Net unrealized gains (losses) on available-for-sale securities	7	85	(39)

Comprehensive (loss) income	$(46,083)	$5,110	$37,532

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2010	54,882	$55	$781,607	$(48)	$(762,269)	$19,345
Net income	—	—	—	—	37,571	37,571
Unrealized losses on investments	—	—	—	(39)	—	(39)
Share-based compensation	—	—	2,918	—	—	2,918
Issuance of common stock for restricted share units vested	287	—	—	—	—	—
Issuance of common stock for option exercises	94	—	286	—	—	286

BALANCE AT DECEMBER 31, 2011	55,263	55	784,811	(87)	(724,698)	60,081
Net income	—	—	—	—	5,025	5,025
Unrealized gains on investments	—	—	—	85	—	85
Share-based compensation	—	—	5,479	—	—	5,479
Issuance of common stock for restricted share units vested	50	—	—	—	—	—
Issuance of common stock for option exercises	209	—	731	—	—	731
Issuance of common stock, net of offering costs	10,925	11	82,960	—	—	82,971

BALANCE AT DECEMBER 31, 2012	66,447	$66	$873,981	$(2)	$(719,673)	$154,372
Net loss	—	—	—	—	(46,090)	(46,090)
Unrealized gains on investments	—	—	—	7	—	7
Share-based compensation	—	—	6,819	—	—	6,819
Issuance of common stock for option exercises	904	1	5,301	—	—	5,302

BALANCE AT DECEMBER 31, 2013	67,351	$67	$886,101	$5	$(765,763)	$120,410

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(46,090)	$5,025	$37,571
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	671	657	694
Gain on sale of assets	(3,170)	(3,074)	(3,195)
Cease-use expense	—	1,092	82
Deferred revenues	(2,919)	(34,242)	(37,027)
Deferred rent	142	305	434
Amortization of premiums on investments	2,843	3,135	2,341
Non-cash share-based compensation expense	6,819	5,479	2,918
Change in operating assets and liabilities:
Accounts receivable and other assets	13,528	(12,878)	2,813
Cease-use liability	(590)	(263)	(7,502)
Other liabilities	108	27	24
Accounts payable and accrued liabilities	(949)	(557)	149

Net cash used in operating activities	(29,607)	(35,294)	(698)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(145,328)	(166,313)	(139,099)
Sales/maturities of investments	151,281	132,520	134,276
Deposits and restricted cash	(108)	(29)	1,796
Proceeds from sales of property and equipment	40	32	245
Purchases of property and equipment	(545)	(971)	(750)

Net cash provided by (used in) investing activities	5,340	(34,761)	(3,532)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	5,302	83,702	286

Net cash provided by financing activities	5,302	83,702	286

Net change in cash and cash equivalents	(18,965)	13,647	(3,944)
Cash and cash equivalents at beginning of the year	63,754	50,107	54,051

Cash and cash equivalents at end of the year	$44,789	$63,754	$50,107

SUPPLEMENTAL DISCLOSURES
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel R&D platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders.

Neurocrine Continental, Inc., is a Delaware corporation and a wholly owned subsidiary of the Company and is inactive.

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

Short-Term Investments Available-for-Sale. Certain short-term investments are classified as available-for-sale and, in accordance with authoritative guidance, are carried at fair value, with the unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

Collaboration Agreements. During the years ended December 31, 2013, 2012, and 2011, collaborative research and development agreements accounted for all of the Company’s revenue.

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

Investment Income, net. Investment income, net is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. The following table presents certain information related to the components of investment income (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest income	400	489	435
Realized gains/(losses), net	2	—	(17)

Total	$402	$489	$418

Net (Loss) Income Per Share. The Company computes basic net (loss) income per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements. Common share equivalents are excluded from the diluted net loss per share calculation because of their anti-dilutive effect.

Due to the net loss position in 2013, approximately 2.1 million of common share equivalents were excluded from the diluted common shares outstanding. At December 31, 2012 and 2011, the Company had approximately 1.3 million and 1.2 million, respectively, of additional common share equivalents outstanding that were included in the diluted income per share calculation. For the years ended December 31, 2013, 2012 and 2011, there were employee stock options and restricted stock units outstanding, calculated on a weighted average basis, to purchase 0.3 million, 2.2 million and 1.3 million shares of our common stock with an exercise price greater than the average market price of the underlying common shares.

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

In February 2013, the FASB amended the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. This amendment was adopted prospectively by the Company effective January 1, 2013 and did not have a significant impact on the Company’s consolidated financial statements as the requirements are disclosure only in nature.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company intends to adopt this guidance during the first quarter of 2014, and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. During the year ended December 31, 2011, the Company recognized $30.0 million in milestone revenue under the AbbVie collaboration, $10.0 million of which was related to advancing elagolix into Phase II clinical trials for uterine fibroids and $20.0 million of which was related to the outcome of an elagolix pre- Phase III meeting with the U.S. Food and Drug Administration (FDA) for endometriosis. As of December 31, 2013, there are no further event based payments that meet the definition of a milestone in accordance with authoritative guidance.

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

There was no revenue recognized in 2013 related to this collaboration. During the years ended December 31, 2012 and 2011, revenues recognized under the collaboration agreement with AbbVie were as follows (in millions):

	Year Ended December 31,
	2012	2011
Milestones and amortization of up-front license fees	$29.1	$59.0
Sponsored research and development	17.8	9.1

Revenues recognized under the AbbVie collaboration agreement	$46.9	$68.1

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

There was no revenue recognized in 2013 related to this collaboration. During the years ended December 31, 2012 and 2011, revenues recognized under the collaboration agreement with Boehringer Ingelheim were as follows (in millions):

	Year Ended December 31,
	2012	2011
Amortization of up-front license fees	$2.2	$5.0
Sponsored research and development	1.0	1.3

Revenues recognized under the Boehringer Ingelheim collaboration agreement	$3.2	$6.3

Dainippon Sumitomo Pharma Co., Ltd. (DSP). In October 2007, the Company entered into an exclusive license agreement with DSP, under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company received an up-front license fee of $20 million. The Company is also eligible to receive additional event based payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all event based payments be achieved, the Company may be entitled to payments totaling an additional $115 million. Event based payments under the DSP agreement do not meet the criteria of a milestone in accordance with the authoritative guidance as they are based on the performance of DSP. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan. For each of the years ending December 31, 2013, 2012 and 2011, the Company amortized annually into revenue $2.9 million of the upfront license fee under the DSP agreement.

GlaxoSmithKline (GSK). In July 2001, the Company announced a worldwide collaboration with GSK to develop and commercialize CRF antagonists for psychiatric, neurological and gastrointestinal diseases. Under the terms of this agreement, the Company and GSK conducted a collaborative research program and collaborated in the development of Neurocrine’s current lead CRF compounds, as well as novel back-up candidates and second generation compounds identified through the collaborative research. The Company recognized $0.1 million in revenue under the GSK agreement in each of the years ended December 31, 2012 and 2011.

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

NOTE 3. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Investments at December 31, 2013 and 2012 consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012
Certificates of deposit	$11,012	$12,434
Commercial paper	4,997	19,695
Corporate debt securities	77,441	77,610
Securities of government-sponsored entities	7,500	—

Total investments	$100,950	$109,739

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$11,018	$1	$(7)	$11,012
Commercial paper	Less than 1	4,997	—	—	4,997
Corporate debt securities	Less than 1	77,430	19	(8)	77,441
Securities of government-sponsored entities	Less than 1	7,500	—	—	7,500

Total short-term available-for-sale securities		$100,945	$20	$(15)	$100,950

December 31, 2012:
Classified as current assets:
Certificates of deposit	Less than 1	$11,960	$—	$(6)	$11,954
Commercial paper	Less than 1	19,713	—	(18)	19,695
Corporate debt securities	Less than 1	77,588	33	(11)	77,610

Total short-term available-for-sale securities		$109,261	$33	$(35)	$109,259

Classified as non-current assets:
Certificates of deposit	1 to 2	$480	$—	$—	$480

Total long-term available-for-sale securities		$480	$—	$—	$480

(1)	Unrealized gains and losses are included in other comprehensive income.

The following table presents certain information related to sales and maturities of available-for-sale investments (in thousands):

	Year Ended December 31,
	2013	2012	2011
Proceeds from sales/maturities of available-for-sale securities	$151,283	$132,520	$134,259
Gross realized gains on sales of available-for-sale securities	2	—	—
Gross realized losses on sales of available-for-sale securities	—	—	17
Gains reclassified out of accumulated other comprehensive (loss) income into earnings	—	—	—

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2013:
Certificates of deposit	$9,802	$(7)	$—	$—	$9,802	$(7)
Corporate debt securities	29,919	(8)	—	—	29,919	(8)

Total	$39,721	$(15)	$—	$—	$39,721	$(15)

December 31, 2012:
Certificates of deposit	$10,273	$(6)	$—	$—	$10,273	$(6)
Commercial paper	19,695	(18)	—	—	19,695	(18)
Corporate debt securities	37,524	(11)	—	—	37,524	(11)

Total	$67,492	$(35)	$—	$—	$67,492	$(35)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the years ended December 31, 2013 and 2012.

The Company’s assets which are measured at fair value on a recurring basis as of December 31, 2013 and 2012 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013:
Classified as current assets:
Cash and money market funds	$34.9	$34.9	$—	$—
Certificates of deposit	11.0	11.0	—	—
Commercial paper	5.0	—	5.0	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	87.4	—	87.4	—

Subtotal	145.8	45.9	99.9	—
Classified as long-term assets:
Certificates of deposit	4.4	4.4	—	—

Total	150.2	50.3	99.9	—
Less cash, cash equivalents and restricted cash	(49.2)	(39.3)	(9.9)	—

Total investments	$101.0	$11.0	$90.0	$—

December 31, 2012:
Classified as current assets:
Cash and money market funds	$53.2	$53.2	$—	$—
Certificates of deposit	11.9	11.9	—	—
Commercial paper	25.7	—	25.7	—
Corporate debt securities	82.2	—	82.2	—

Subtotal	173.0	65.1	107.9	—
Classified as long-term assets:
Certificates of deposit	4.8	4.8	—	—

Total	177.8	69.9	107.9	—
Less cash, cash equivalents and restricted cash	(68.1)	(57.5)	(10.6)	—

Total investments	$109.7	$12.4	$97.3	$—

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Tenant improvements	1,195	1,195
Furniture and fixtures	819	819
Equipment	28,089	34,209

	30,103	36,223
Less accumulated depreciation	(28,332)	(34,323)

Property and equipment, net	$1,771	$1,900

For each of the years ended December 31, 2013, 2012 and 2011, depreciation expense was $0.7 million. During 2013, 2012 and 2011, the Company recognized a gain of approximately $37,000, $32,000 and $242,000, respectively, related to disposal of capital equipment.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Accrued employee related costs	$3,403	$3,811
Accrued development costs	1,387	1,231
Other accrued liabilities	3,165	3,052

	$7,955	$8,094

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. For the years ended December 31, 2013, 2012 and 2011, the Company recognized $3.1 million, $3.0 million and $3.0 million, respectively, of the deferred gain and will recognize the remaining $20.9 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

In September 2011, the Company entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides an option to extend for a one-year renewal period which was exercised in 2013. Similar to the Sublease, the Second Sublease resulted in $0.3 million of gross cease-use expense, and a reversal of $47,000 in associated deferred rent, being recorded in September 2011.

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

The following table sets forth changes to the accrued cease-use liability during 2013 and 2012 (in thousands):

	Years Ended December 31,
	2013	2012
Beginning balance	$3,686	$2,592
Impact of Sublease cease-use charges(1)	—	1,360
Change in estimate	—	(3)
Payments	(590)	(263)

Ending balance	$3,096	$3,686

(1)	Total sublease cease-use expense was offset by a related adjustment to deferred rent of approximately $265,000 during 2012.

Rent Expense. Rent expense was $5.9 million, $5.9 million and $6.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Lease Commitments. The Company leases its office and research laboratories under an operating lease with an initial term of twelve years, expiring at the end of 2019. Additionally, the Company’s facility lease agreement calls for it to maintain $50 million in cash and investments at all times, or to increase the security deposit by $5 million.

As of December 31, 2013, the total estimated future annual minimum lease payments under the Company’s non-cancelable building lease for the years ending after December 31, 2013 are as follows (in thousands):

Payment Amount
2014	$7,169
2015	7,385
2016	7,606
2017	7,834
2018	8,070
Thereafter	8,311

Total future minimum lease payments	$46,375

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

Licensing and Research Agreements. The Company has entered into inlicensing agreements with various universities and research organizations, which are generally cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the inlicensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. If all inlicensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $1 million over the lives of these agreements, in addition to royalties on sales of the affected products at rates ranging up to 5%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

Litigation. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

NOTE 8. SHARE-BASED COMPENSATION

Share-Based Compensation Plans. In May 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 7.0 million shares of Company common stock were reserved for future issuance. The 2011 Plan is the successor to the Company’s 2003 Incentive Stock Plan, 2001 Stock Option Plan, 1997 Incentive Stock Plan, 1996 Director Stock Option Plan and 1992 Incentive Stock Plan (together, the Prior Plans). Although the Company no longer grants equity awards under the Prior Plans, all outstanding stock awards granted under the Prior Plans will continue to be subject to the terms and conditions as set forth in the agreements evidencing such stock awards and the terms of the Prior Plans, as applicable.

The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of equity compensation, as well as performance cash awards.

Since 1992, the Company has authorized approximately 22.2 million shares of common stock for issuance pursuant to the Prior Plans, several Employment Commencement Nonstatutory Stock Option Agreements and the 2011 Plan (collectively, the Option Plans). The Option Plans provide for the grant of stock options, restricted stock awards, restricted stock unit awards, and stock bonuses to officers, directors, employees, and consultants of the Company. Currently, all new grants of stock options are made from the 2011 Plan or through Employment Commencement Nonstatutory Stock Option Agreements. As of December 31, 2013, of the 22.2 million shares originally reserved for issuance under the Option Plans, 4.2 million of these shares were originally reserved for issuance pursuant to the terms of the Prior Plans and would currently be available for issuance but for the Company’s determination not to make further grants under these plans; 8.9 million were issued upon exercise of stock options or pursuant to restricted stock or stock bonus awards; 6.2 million were subject to outstanding options and restricted stock units; and 2.9 million remained available for future grant under the 2011 Plan. Share awards made under the 2011 Plan that are subsequently cancelled due to forfeiture or expiration are returned to the share pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of restricted stock units, and has 9.1 million shares of common stock reserved for such issuance as of December 31, 2013.

Vesting Provisions of Share-Based Compensation. Stock options granted under the Option Plans have terms from seven to ten years from the date of grant, and generally vest over a three to four-year period. Restricted stock units granted under the Option Plans generally have vesting periods of four years. The maximum contractual term for all options granted from the 2011 Plan is ten years.

Share-Based Compensation. The compensation cost that has been included in the statement of comprehensive (loss) income for all share-based compensation arrangements is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
General and administrative expense	$3,516	$2,746	$1,760
Research and development expense	3,303	2,733	1,158

Share-based compensation expense	$6,819	$5,479	$2,918

Authoritative guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net tax loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

Stock Options. The exercise price of all options granted during the years ended December 31, 2013, 2012 and 2011 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three years ended December 31, 2013:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.4%	1.3%	1.4%
Expected volatility of common stock	76%	79%	82%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	7.3 years	6.8 years	6.2 years

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

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2013 based on historical experience. Pre-vesting forfeitures for awards with annual vesting terms were also estimated at 0% in 2013 based on historical employee turnover experience. The effect of past restructurings has been excluded from the historical review of employee turnover. The effect of pre-vesting forfeitures for awards has historically been negligible on the Company’s recorded expense. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2013, 2012 and 2011, estimated as of the grant date using the Black-Scholes option valuation model, were $6.55, $6.05 and $4.14, respectively.

A summary of the status of the Company’s stock options as of December 31, 2013, 2012 and 2011 and of changes in options outstanding under the plans during the three years ended December 31, 2013 is as follows (in thousands, except for weighted average exercise price data):

	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	6,166	$7.62	5,315	$8.82	4,047	$11.22
Granted/amended	771	9.24	1,446	8.50	1,605	5.90
Exercised	(904)	5.96	(209)	3.49	(94)	3.05
Canceled	(180)	25.68	(386)	29.66	(243)	31.73

Outstanding at December 31	5,853	$7.54	6,166	$7.62	5,315	$8.82

Options outstanding at December 31, 2013 have a weighted average remaining contractual term of 5.8 years.

For the year ended December 31, 2013, share-based compensation expense related to stock options was $6.0 million. As of December 31, 2013, there was approximately $8.8 million of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted average vesting period of approximately 2.1 years. As of December 31, 2013, there were approximately 4.3 million options exercisable with a weighted average exercise price of $7.30 and a weighted-average remaining contractual term of 4.9 years. The total intrinsic value, which is the amount by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2013, 2012, and 2011 was $6.0 million, $943,000 and $423,000, respectively. As of December 31, 2013, the total intrinsic value of options outstanding and exercisable was $15.6 million. Cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $5.3 million, $731,000 and $286,000, respectively.

On January 16, 2014 the Company granted its employees approximately 0.8 million options that vest monthly over a four year period with a strike price of $19.59.

Restricted Stock Units. Certain employees receive restricted stock units under the 2011 Plan. The fair value of restricted stock units is based on the closing sale price of the Company’s common stock on the date of issuance. The total number of restricted stock awards expected to vest is adjusted by estimated forfeiture rates, which has been based on historical experience of equity awards and historical employee turnover experience. The effect of pre-vesting forfeitures for awards has historically been negligible on the Company’s recorded expense and was estimated at 0% in 2013. The effect of past restructurings has been excluded from the historical review of employee turnover. For the year ended December 31, 2013, 2012 and 2011, share-based compensation expense related to restricted stock units was $0.8 million, $0, and $0.5 million, respectively. As of December 31, 2013, there was approximately $2.4 million of unamortized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average vesting period of approximately 3.0 years.

The total intrinsic value of restricted stock units converted into common shares during the years ended December 31, 2013, 2012 and 2011 was $0, $0.4 million, and $1.9 million, respectively. The restricted stock units, at the election of eligible employees, may be subject to deferred delivery arrangement. The total intrinsic value of restricted stock units outstanding at December 31, 2013 was $3.5 million based on the Company’s closing stock price on that date.

A summary of the status of the Company’s restricted stock units as of December 31, 2013, 2012 and 2011 and of changes in restricted stock units outstanding under the plans for the three years ended December 31, 2013 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2013		2012		2011
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit
Restricted stock units outstanding at January 1	—	$—	50	$5.88	287	$5.08
Restricted stock units granted	379	8.65	—	—	50	5.88
Restricted stock units cancelled	(6)	8.65	—	—	—	—
Restricted stock units converted into common shares	—	—	(50)	5.88	(287)	5.08

Restricted stock units outstanding at December 31	373	$8.65	—	$—	50	$5.88

On January 16, 2014 the Company granted its employees approximately 0.4 million restricted stock units that vest annually over a four year period, and approximately 0.5 million restricted stock units that are subject to performance based vesting.

NOTE 9. STOCKHOLDERS’ EQUITY

Equity Financing

In January 2012, the Company completed a public offering of common stock in which the Company sold 10.9 million shares of its common stock at an offering price of $8.10 per share. The shares were sold pursuant to a shelf registration statement previously on file with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $83.0 million.

Shelf Registration Statement

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statement of comprehensive (loss) income for the year ended December 31, 2013.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1995 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

At December 31, 2013, the Company had deferred tax assets of $341.7 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. The Company has determined that no ownership changes have occurred through December 31, 2013.

At December 31, 2013, the Company had Federal and California income tax net operating loss carry forwards of approximately $624.9 million and $612.3 million, respectively. The Federal and California tax loss carry forwards will begin to expire in 2021 and 2015, respectively, unless previously utilized. In addition, the Company has Federal and California R&D tax credit carry forwards of $32.6 million and $22.7 million, respectively. The Federal research and development tax credit carry forwards begin expiring in 2018 and will continue to expire unless utilized. The California research and development tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $241,000, which will carry forward indefinitely. At December 31, 2013, approximately $18.2 million of the net operating loss carry forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are listed below. A valuation allowance of $341.7 million and $321.2 million at December 31, 2013 and 2012, respectively, has been recognized to offset the deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31 as of each respective year (in thousands):

	2013	2012
Deferred tax assets:
Net operating losses	$246,500	$236,500
Research and development credits	27,700	25,600
Capitalized research and development	34,500	21,000
Share-based compensation expense	5,200	4,900
Deferred revenue	800	2,000
Deferred gain on sales leaseback	8,500	9,800
Intangibles	13,200	15,800
Cease-use expense	1,300	1,500
Fixed assets	300	200
Other	3,700	3,900

Total deferred tax assets	341,700	321,200
Valuation allowance	(341,700)	(321,200)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2013, 2012 and 2011, due to the following (in thousands):

	2013	2012	2011
Federal income taxes at 35%	$(16,131)	$1,759	$13,150
State income tax, net of Federal benefit	(2,611)	406	2,230
Tax effect on non-deductible expenses	7	9	43
Share-based compensation expense	215	1,154	385
Expired tax attributes	151	327	159
Research credits	(3,458)	(428)	(3,395)
(Re-established)/removal of net operating losses and R&D credits	—	—	(278,778)
Change in valuation allowance	20,504	(4,061)	248,803
Uncertain tax positions	1,283	876	17,432
Other	40	(42)	(29)

	$—	$—	$—

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2013	2012	2011
Balance as of the beginning of the year	$21,672	$20,237	$—
Increases related to prior year tax positions	543	1,434	19,922
Increases related to current year tax positions	916	165	395
Expiration of the statute of limitations for the assessment of taxes	—	(164)	(80)

Balance as of the end of the year	$23,131	$21,672	$20,237

The Company has concluded that an ownership change did not occur in the current or prior years. However, the Company, under authoritative guidance, excluded those deferred tax assets that are not more likely than not to be sustained under the technical merits of the tax position. These unrecognized tax benefits totaled $0.5 million and $0.9 million for prior year tax positions and current year tax positions, respectively, as reflected in the tabular rollforward above.

As of December 31, 2013, the Company had $19.6 million of unrecognized tax benefits that, if recognized and realized, would effect the effective tax rate.

In the next twelve months, the Company does not expect a significant change in their unrecognized tax benefits.

NOTE 11. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2013 and 2012 (unaudited, in thousands, except for per share data):

	Year Ended December 31,				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013:
Revenues	$730	$730	$729	$730	$2,919
Operating expenses	13,705	13,897	12,735	12,260	52,597
Net loss	(12,075)	(12,242)	(11,131)	(10,642)	(46,090)
Net loss per share:
Basic	$(0.18)	$(0.18)	$(0.17)	$(0.16)	$(0.69)
Diluted	$(0.18)	$(0.18)	$(0.17)	$(0.16)	$(0.69)
Shares used in the calculation of net loss per share:
Basic	66,600	66,799	67,199	67,346	66,989
Diluted	66,600	66,799	67,199	67,346	66,989
2012:
Revenues	$11,267	$10,569	$9,357	$21,947	$53,140
Operating expenses	13,059	11,949	13,319	13,365	51,692
Net income (loss)	(886)	(501)	(3,078)	9,490	5,025
Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.05)	$0.14	$0.08
Diluted	$(0.01)	$(0.01)	$(0.05)	$0.14	$0.08
Shares used in the calculation of net income (loss) per share:
Basic	63,409	66,309	66,342	66,406	65,619
Diluted	63,409	66,309	66,342	67,720	66,946

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (1992 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Neurocrine Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Neurocrine Biosciences, Inc. and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, CA

February 11, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description
3.1	Certificate of Incorporation(16)

3.2	Certificate of Amendment to Certificate of Incorporation(16)

3.3	Bylaws, as amended(16)

4.1	Form of Common Stock Certificate(1)

10.1*	Research and License Agreement dated October 15, 1996, between the Company and Eli Lilly and Company.(2)

10.2*	Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Company.(3)

10.3*	Collaboration and License Agreement dated January 1, 1999, by and between American Home Products Corporation acting through its Wyeth Laboratories Division and the Company.(4)

10.4**	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement.(10)

10.5**	Form of Indemnity Agreement entered into between the Company and its officers and directors.(8)

10.6	Assignment and License Agreement dated February 26, 2004 by and among Wyeth Holdings Corporation and the Company.(5)

10.7	Consent Agreement and Amendment dated February 25, 2004 by and among Wyeth Holdings Corporation, the Company and DOV Pharmaceutical, Inc.(5)

10.8	License Agreement dated February 25, 2004 by and among Wyeth Holdings Corporation and DOV Pharmaceutical, Inc.(5)

10.9**	Employment Commencement Nonstatutory Stock Option Agreement dated October 31, 2005 between the Company and Christopher O’Brien.(7)

Exhibit Number	Description
10.10*	License Agreement dated October 31, 2007 between the Company and Dainippon Sumitomo Pharma Co. Ltd.(9)

10.11*	Amendment dated October 29, 2007 to Sub-License and Development Agreement dated June 30, 1998, by and between DOV Pharmaceutical, Inc. and the Company.(9)

10.12	Amended and Restated Lease dated November 1, 2011 between the Company and DMH Campus Investors, LLC.(12)

10.13	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of DMH Campus Investors, LLC, as amended on November 3, 2011.(12)

10.14**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.(6)

10.15	License agreement dated August 27, 1999 between the Company and the Mount Sinai School of Medicine of the City University of New York.(14)

10.16**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Timothy P. Coughlin.(6)

10.17**	Amended and Restated Employment Agreement effective August 6, 2007 between the Company and Christopher F. O’Brien M.D.(9)

10.18**	Amended and Restated Employment Agreement effective August 23, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.(9)

10.19**	Amended and Restated Employment Agreement effective August 14, 2007 between the Company and Haig Bozigian, Ph.D.(9)

10.20**	2011 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder.(14)

10.21*	Collaboration Agreement dated June 15, 2010 by and between Abbott International Luxembourg S.a.r.l. and the Company.(11)

10.22*	First Amendment to Collaboration and License Agreement dated August 31, 2011 between the Company and Abbott International Luxembourg S.à r.l.(13)

10.23*	Collaboration and License Agreement dated June 16, 2010 by and between Boehringer Ingelheim International GmbH and the Company.(11)

10.24**	Form of Amendment to Employment Agreement for executive officers.(15)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 1997 (Commission File No. 333-03172)
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 14, 1998
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 1999
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 17, 2004
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2005
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2009
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 11, 2008
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2010
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2011
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2013
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 10, 2011
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
*	Confidential treatment has been granted with respect to certain portions of the exhibit.
**	Management contract or compensatory plan or arrangement.
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

Date: February 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2014

/s/ Timothy P. Coughlin Timothy P. Coughlin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2014

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 11, 2014

/s/ Gary A. Lyons Gary A. Lyons	Director	February 11, 2014

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 11, 2014

/s/ Joseph A. Mollica Joseph A. Mollica	Director	February 11, 2014

/s/ Corinne H. Nevinny Corinne H. Nevinny	Director	February 11, 2014

/s/ Richard F. Pops Richard F. Pops	Director	February 11, 2014

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 11, 2014