Form 10-Q
period 2014-03-31
NEUROCRINE BIOSCIENCES INC
filed 2014-05-01
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 75,863,034 as of April 25, 2014.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$105,532	$44,789
Short-term investments, available for sale	114,330	100,950
Receivables under collaboration agreements and other current assets	1,873	2,723

Total current assets	221,735	148,462
Property and equipment, net	1,798	1,771
Long-term investments, available for sale	51,320	—
Restricted cash	4,443	4,443

Total assets	$279,296	$154,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$818	$101
Accrued liabilities	6,111	7,955
Current portion of cease-use liability	428	416
Current portion of deferred gain on sale of real estate	3,251	3,227

Total current liabilities	10,608	11,699
Deferred gain on sale of real estate	16,817	17,645
Deferred rent	1,988	1,982
Cease-use liability	2,566	2,680
Other liabilities	260	260

Total liabilities	32,239	34,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 75,858,681 as of March 31, 2014 and 67,351,195 as of December 31, 2013	76	67
Additional paid-in capital	1,024,780	886,101
Accumulated other comprehensive (loss) gain	(194)	5
Accumulated deficit	(777,605)	(765,763)

Total stockholders’ equity	247,057	120,410

Total liabilities and stockholders’ equity	$279,296	$154,676

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
License fees	$—	$730

Total revenues	—	730
Operating expenses:
Research and development	8,572	10,313
General and administrative	4,153	3,392

Total operating expenses	12,725	13,705

Loss from operations	(12,725)	(12,975)
Other income:
(Loss) gain on sale/disposal of assets	(10)	13
Deferred gain on real estate	804	782
Investment income, net	89	103
Other income, net	—	2

Total other income	883	900

Net loss	$(11,842)	$(12,075)

Net loss per common share:
Basic and diluted	$(0.17)	$(0.18)

Shares used in the calculation of net loss per common share:
Basic and diluted	70,260	66,600

Other comprehensive loss:
Net loss	$(11,842)	$(12,075)
Net unrealized losses on available-for-sale securities	(199)	(42)

Comprehensive loss	$(12,041)	$(12,117)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,842)	$(12,075)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	178	175
Gain on sale of assets, net	(794)	(795)
Deferred revenues	—	(730)
Deferred rent	6	38
Amortization of premiums on investments	617	639
Non-cash share-based compensation expense	2,447	1,732
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	850	14,090
Accounts payable and accrued liabilities	(1,127)	(968)
Cease-use liability	(102)	(194)

Net cash (used in) provided by operating activities	(9,767)	1,912
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(108,907)	(66,501)
Sales and maturities of investments	43,391	31,470
Proceeds from sales of property and equipment	40	13
Purchases of property and equipment	(255)	(59)

Net cash used in investing activities	(65,731)	(35,077)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	136,241	966

Net cash provided by financing activities	136,241	966

Net increase (decrease) in cash and cash equivalents	60,743	(32,199)
Cash and cash equivalents at beginning of the period	44,789	63,754

Cash and cash equivalents at end of the period	$105,532	$31,555

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Investments consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Certificates of deposit	$11,217	$11,012
Commercial paper	19,964	4,997
Corporate debt securities	121,940	77,441
Securities of government sponsored entities	12,529	7,500

Total investments	$165,650	$100,950

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$9,791	$1	$(11)	$9,781
Commercial paper	Less than 1	19,968	1	(5)	19,964
Corporate debt securities	Less than 1	72,094	8	(46)	72,056
Securities of government sponsored entities	Less than 1	12,531	—	(2)	12,529

Total short-term available for sale securities		$114,384	$10	$(64)	$114,330
Classified as long-term assets:
Certificates of deposit	1-2	1,440	—	(4)	1,436
Corporate debt securities	1-2	50,020	—	(136)	49,884

Total long-term available for sale securities		51,460	—	(140)	51,320

Total available-for-sale securities		$165,844	$10	$(204)	$165,650

December 31, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$11,018	$1	$(7)	$11,012
Commercial paper	Less than 1	4,997	—	—	4,997
Corporate debt securities	Less than 1	77,430	19	(8)	77,441
Securities of government sponsored entities	Less than 1	7,500	—	—	7,500

Total short-term available for sale securities		$100,945	$20	$(15)	$100,950

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2014:
Certificates of deposit	$9,296	$(15)	$—	$—	$9,296	$(15)
Commercial paper	11,969	(5)	—	—	11,969	(5)
Corporate debt securities	82,745	(182)	—	—	82,745	(182)
Securities of government sponsored entities	5,029	(2)	—	—	5,029	(2)

Total	$109,039	$(204)	$—	$—	$109,039	$(204)

December 31, 2013:
Certificates of deposit	$9,802	$(7)	$—	$—	$9,802	$(7)
Corporate debt securities	29,919	(8)	—	—	29,919	(8)

Total	$39,721	$(15)	$—	$—	$39,721	$(15)

3. FAIR VALUE MEASUREMENTS

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2014.

The Company’s assets which are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014:
Classified as current assets:
Cash and money market funds	$101.6	$101.6	$—	$—
Certificates of deposit	9.8	9.8	—	—
Commercial paper	20.0	—	20.0	—
Securities of government sponsored entities	12.5	—	12.5	—
Corporate debt securities	76.0	—	76.0	—

Subtotal	219.9	111.4	108.5	—
Classified as long-term assets:
Certificates of deposit	5.9	5.9	—	—
Corporate bonds	49.9	—	49.9	—

Total	275.7	117.3	158.4	—
Less cash, cash equivalents and restricted cash	(110.0)	(106.0)	(4.0)	—

Total investments	$165.7	$11.3	$154.4	$—

December 31, 2013:
Classified as current assets:
Cash and money market funds	$34.9	$34.9	$—	$—
Certificates of deposit	11.0	11.0	—	—
Commercial paper	5.0	—	5.0	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	87.4	—	87.4	—

Subtotal	145.8	45.9	99.9	—
Classified as long-term assets:
Certificates of deposit	4.4	4.4	—	—

Total	150.2	50.3	99.9	—
Less cash, cash equivalents and restricted cash	(49.2)	(39.3)	(9.9)	—

Total investments	$101.0	$11.0	$90.0	$—

4. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended March 31,
	2014	2013
General and administrative	$1.2	$0.8
Research and development	1.2	0.9

Total share-based compensation expense	$2.4	$1.7

The fair value of equity instruments that vest based on continued employee service, net of estimated forfeitures, is recognized and amortized on a straight-line basis over the requisite service period. For restricted stock units (RSUs) with performance-based vesting requirements, no expense is recorded until the performance condition is probable of being achieved. The Company estimates forfeiture rates for equity awards based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

As of March 31, 2014, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $17.1 million and $9.5 million, respectively, which is expected to be recognized over a weighted average period of approximately 3.0 years and 3.6 years, respectively. Additionally, the Company has approximately 0.5 million RSUs with performance-based vesting requirements outstanding. The total unrecognized estimated compensation cost related to these performance-based RSUs is $9.3 million and is expected to be recognized at the point when the performance conditions have been achieved, which is when these events will become probable

During the three months ended March 31, 2014 and 2013, stock options to purchase approximately 0.4 million and 0.3 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2014 and 2013 was approximately $3.0 million and $1.0 million, respectively. The Company also issued approximately 93,000 shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2014.

Stock Options

The Company granted stock options to purchase approximately 0.8 million and 0.7 million shares of the Company’s common stock during the three months ended March 31, 2014 and 2013, respectively. These stock options all vest monthly over a four-year period. The exercise price of all stock options granted during three months ended March 31, 2014 and 2013 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended March 31,
	2014	2013
Risk-free interest rate	2.3%	1.3%
Expected volatility of common stock	71.3%	75.6%
Dividend yield	0.0%	0.0%
Expected option term	7.1 years	7.3 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, recent grants of stock options have a contractual life of ten years, versus seven years for older option grants, and the vesting period for recent option grants has been extended to four years, which together have also resulted in an increase in the expected option term over time. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the three months ended March 31, 2014 and 2013, share-based compensation expense related to stock options was $1.9 million and $1.5 million, respectively.

Restricted Stock Units

During the three months ended March 31, 2014, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. Additionally, during the three months ended March 31, 2014, the Company granted approximately 0.5 million RSUs with performance-based vesting requirements (PRSUs) that vest based on the achievement of pre-defined Company-specific performance criteria and expire five years from the grant date. As the performance based criteria for vesting for the PRSUs is not probable, no associated expense has been recorded for the PRSUs during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of RSU grant. For the three months ended March 31, 2014 and 2013, share-based compensation expense related to RSUs was $0.5 million and $0.2 million, respectively.

5. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2014, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs were approximately $133.2 million.

Shelf Registration Statements

In February 2014, the Company filed an Automatic Shelf Registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of March 31, 2014, we had sold 8.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million.

The specific terms of future offerings, if any, under any of the shelf registration statements would be established at the time of such offerings.

6. REAL ESTATE

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement.

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.8 million of the deferred gain during each of the three month periods ended March 31, 2014 and 2013, and will recognize the remaining $20.1 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

In December 2010, the Company entered into a sublease agreement (Sublease) for approximately 16,000 square feet of the Rear Building. The Sublease is expected to result in approximately $0.6 million of rental income per year over the three year initial term of the Sublease and is recorded as an offset to rent expense. The Sublease provides an option to extend for two one-year renewal periods. The income generated under the Sublease is lower than the Company’s financial obligation under the Lease for the Rear Building with DMH, as determined on a per square foot basis. Consequently, at December 31, 2010 the Company was required to record a cease-use liability for the net present value estimated difference between the expected income to be generated under the Sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. This transaction resulted in $2.5 million of gross cease-use expense, and a reversal of $173,000 in associated deferred rent, each being recorded in December 2010. In August 2012, the Company extended the terms of the Sublease and increased the leased square footage to approximately 17,000 square feet. This transaction resulted in approximately $150,000 of gross cease-use expense, and a reversal of $15,000 in associated deferred rent, each being recorded in September 2012.

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

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance	$3,096	$3,686
Payments	(102)	(194)

Ending balance	$2,994	$3,492

7. LOSS PER COMMON SHARE

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

For the three months ended March 31, 2014, the Company realized a net loss of $11.8 million. Potentially dilutive securities totaled approximately 3.0 million for the three months ended March 31, 2014. Options to purchase approximately 0.9 million shares of common stock were outstanding during the three months ended March 31, 2014 with an exercise price greater than the average market price of the underlying common shares.

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

8. RESEARCH AND DEVELOPMENT

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

We discover and develop innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. Utilizing a portfolio approach to drug discovery, we have multiple small molecule drug candidates at various stages of pharmaceutical development. We develop proprietary pharmaceuticals for our pipeline, as well as collaborate with other pharmaceutical companies on our discoveries.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the quarters ended March 31, 2014 and 2013 was $2.4 million and $1.7 million, respectively.

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

Stock option awards and RSUs generally vest over a three to four year period and the corresponding expense is ratably recognized over those same time periods. Expense related to RSUs with performance-based vesting requirements is recognized when the event that gives rise to the vesting is achieved.

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

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Operating Expenses

Research and Development

The following table presents our total research and development (R&D) expenses by category during the periods presented:

	Three Months Ended March 31,
	2014	2013
	(In millions)
External development expense:
VMAT2	$0.6	$3.2
Other	0.5	0.4

Total external development expense	1.1	3.6
R&D personnel expense	4.7	4.2
R&D facility and depreciation expense	1.3	1.3
Other R&D expense	1.5	1.2

Total research and development expense	$8.6	$10.3

The $1.7 million decrease in first quarter research and development expense from 2013 to 2014 was primarily due to lower external development expenses related to our VMAT2 program as it substantially completed its Phase IIb development in 2013. We anticipate VMAT2 entering Phase III development later in 2014, which will result in a significant increase in external development expenses. The increase in personnel related expense is primarily attributable to a $0.3 million increase in share-based compensation expense. Other research and development expense increased by $0.3 million primarily due to higher laboratory related costs and external scientific consulting expenses.

General and Administrative

General and administrative expense increased to $4.2 million in the first quarter of 2014 compared with $3.4 million during the same period in 2013. The increase in general and administrative expense is primarily due to higher share-based compensation costs which accounted for $0.4 million of the increase, coupled with an increase in other personnel related costs of $0.2 million and a $0.2 million increase in professional service costs.

Net Loss

Our net loss for the first quarter of 2014 was $11.8 million, or a net loss of $0.17 per share, compared to a net loss of $12.1 million, or a net loss of $0.18 per share, during the same period in 2013. The decrease in our net loss from 2013 to 2014 was primarily a result of lower external development expenses resulting from the substantive completion of our VMAT2 Phase II clinical program in late 2013.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first three months of 2014 was $9.8 million compared to $1.9 million provided by operating activities during the same period in 2013. The $11.7 million change is primarily due to receivables of approximately $14.1 million from 2012 that were collected during the first quarter of 2013.

Net cash used in investing activities during the first three months of 2014 was $65.7 million compared to $35.1 million during the same period in 2013. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first three months of 2014 was $136.2 million compared to $1.0 million during the same period in 2013. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $133.2 million from our public offering of common stock in February 2014. Stock option exercises yielded approximately $3.0 million and $1.0 million for the first three months of 2014 and 2013, respectively.

At March 31, 2014, our cash, cash equivalents, and investments totaled $271.2 million compared with $145.7 million at December 31, 2013.

Equity Financing. In February 2014, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statements. In February 2014, we filed an Automatic Shelf Registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of its common stock from time to time. As of March 31, 2014, we had sold 8 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of its common stock from time to time. As of March 31, 2014, we had not sold any shares under this shelf registration statement.

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue an unlimited number of shares of our common stock from time to time. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on March 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

None.

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

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which, for so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, allows us to issue an unlimited number of shares of our common stock from time to time. We also have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. In the event that we fail to satisfy the requirements to be deemed a well-known seasoned issuer, we would be limited in using this shelf registration statement which may be used for the issuance of shares of our common stock for an aggregate initial offering price of up to only $150 million. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

Dated: May 1, 2014	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)