Form 10-Q
period 2014-06-30
NEUROCRINE BIOSCIENCES INC
filed 2014-08-06
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 75,919,404 as of July 31, 2014.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$37,445	$44,789
Short-term investments, available for sale	157,211	100,950
Receivables under collaboration agreements and other current assets	2,919	2,723

Total current assets	197,575	148,462
Property and equipment, net	2,239	1,771
Long-term investments, available for sale	65,282	—
Restricted cash	4,443	4,443

Total assets	$269,539	$154,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$846	$101
Accrued liabilities	7,439	7,955
Current portion of cease-use liability	441	416
Current portion of deferred rent	52	—
Current portion of deferred gain on sale of real estate	3,275	3,227

Total current liabilities	12,053	11,699
Deferred gain on sale of real estate	15,988	17,645
Deferred rent	1,942	1,982
Cease-use liability	2,451	2,680
Other liabilities	260	260

Total liabilities	32,694	34,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 75,919,009 as of June 30, 2014 and 67,351,195 as of December 31, 2013	76	67
Additional paid-in capital	1,027,881	886,101
Accumulated other comprehensive (loss) gain	(126)	5
Accumulated deficit	(790,986)	(765,763)

Total stockholders’ equity	236,845	120,410

Total liabilities and stockholders’ equity	$269,539	$154,676

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
License fees	$—	$730	$—	$1,460

Total revenues	—	730	—	1,460
Operating expenses:
Research and development	10,161	10,527	18,733	20,840
General and administrative	4,200	3,370	8,353	6,762

Total operating expenses	14,361	13,897	27,086	27,602

Loss from operations	(14,361)	(13,167)	(27,086)	(26,142)
Other income:
Gain (loss) on sale/disposal of assets	5	19	(5)	32
Deferred gain on real estate	805	781	1,609	1,563
Investment income, net	167	121	256	224
Other income, net	3	4	3	6

Total other income	980	925	1,863	1,825

Net loss	$(13,381)	$(12,242)	$(25,223)	$(24,317)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.18)	$(0.35)	$(0.36)

Shares used in the calculation of net loss per common share:
Basic and diluted	75,879	66,799	73,085	66,700

Other comprehensive loss:
Net loss	$(13,381)	$(12,242)	$(25,223)	$(24,317)
Net unrealized gains (losses) on available-for-sale securities	68	—	(131)	(42)

Comprehensive loss	$(13,313)	$(12,242)	$(25,354)	$(24,359)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,223)	$(24,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386	347
Gain on sale of assets	(1,604)	(1,595)
Deferred revenues	—	(1,460)
Deferred rent	12	76
Amortization of premiums on investments	1,594	1,358
Non-cash share-based compensation expense	5,274	3,412
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	(196)	14,094
Accounts payable and accrued liabilities	229	528
Cease-use liability	(204)	(391)

Net cash used in operating activities	(19,732)	(7,948)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(208,337)	(95,612)
Sales and maturities of investments	85,069	81,819
Proceeds from sales of property and equipment	45	—
Deposits and restricted cash	—	32
Purchases of property and equipment	(904)	(323)

Net cash used in investing activities	(124,127)	(14,084)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	136,515	2,591

Net cash provided by financing activities	136,515	2,591

Net decrease in cash and cash equivalents	(7,344)	(19,441)
Cash and cash equivalents at beginning of the period	44,789	63,754

Cash and cash equivalents at end of the period	$37,445	$44,313

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

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning in 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact that these amendments will have on its consolidated financial statements.

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

Investments consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Certificates of deposit	$16,288	$11,012
Commercial paper	15,473	4,997
Corporate debt securities	185,725	77,441
Securities of government sponsored entities	5,007	7,500

Total investments	$222,493	$100,950

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$11,511	$1	$(11)	$11,501
Commercial paper	Less than 1	15,476	2	(5)	15,473
Corporate debt securities	Less than 1	125,273	14	(57)	125,230
Securities of government sponsored entities	Less than 1	5,008	—	(1)	5,007

Total short-term available for sale securities		$157,268	$17	$(74)	$157,211
Classified as long-term assets:
Certificates of deposit	1-2	4,800	—	(13)	4,787
Corporate debt securities	1-2	60,551	6	(62)	60,495

Total long-term available for sale securities		65,351	6	(75)	65,282

Total available-for-sale securities		$222,619	$23	$(149)	$222,493

December 31, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$11,018	$1	$(7)	$11,012
Commercial paper	Less than 1	4,997	—	—	4,997
Corporate debt securities	Less than 1	77,430	19	(8)	77,441
Securities of government sponsored entities	Less than 1	7,500	—	—	7,500

Total short-term available for sale securities		$100,945	$20	$(15)	$100,950

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2014:
Certificates of deposit	$14,608	$(24)	$—	$—	$14,608	$(24)
Commercial paper	7,484	(5)	—	—	7,484	(5)
Corporate debt securities	145,202	(119)	—	—	145,202	(119)
Securities of government sponsored entities	5,007	(1)	—	—	5,007	(1)

Total	$172,301	$(149)	$—	$—	$172,301	$(149)

December 31, 2013:
Certificates of deposit	$9,802	$(7)	$—	$—	$9,802	$(7)
Corporate debt securities	29,919	(8)	—	—	29,919	(8)

Total	$39,721	$(15)	$—	$—	$39,721	$(15)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three or six months ended June 30, 2014.

The Company’s assets which are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014:
Classified as current assets:
Cash and money market funds	$30.6	$30.6	$—	$—
Certificates of deposit	11.5	11.5	—	—
Commercial paper	15.5	—	15.5	—
Securities of government sponsored entities	5.0	—	5.0	—
Corporate debt securities	132.1	—	132.1	—

Subtotal	194.7	42.1	152.6	—
Classified as long-term assets:
Certificates of deposit	9.2	9.2	—	—
Corporate debt securities	60.5	—	60.5	—

Total	264.4	51.3	213.1	—
Less cash, cash equivalents and restricted cash	(41.9)	(35.1)	(6.8)	—

Total investments	$222.5	$16.2	$206.3	$—

December 31, 2013:
Classified as current assets:
Cash and money market funds	$34.9	$34.9	$—	$—
Certificates of deposit	11.0	11.0	—	—
Commercial paper	5.0	—	5.0	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	87.4	—	87.4	—

Subtotal	145.8	45.9	99.9	—
Classified as long-term assets:
Certificates of deposit	4.4	4.4	—	—

Total	150.2	50.3	99.9	—
Less cash, cash equivalents and restricted cash	(49.2)	(39.3)	(9.9)	—

Total investments	$101.0	$11.0	$90.0	$—

4. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
General and administrative	$1.4	$0.9	$2.6	$1.7
Research and development	1.5	0.8	$2.7	$1.7

Total share-based compensation expense	$2.9	$1.7	$5.3	$3.4

The fair value of equity instruments that vest based on continued employee service, net of estimated forfeitures, is recognized and amortized on a straight-line basis over the requisite service period. For restricted stock units (RSUs) with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved. The Company estimates forfeiture rates for equity awards based on past behavior for similar equity awards with further consideration given to the class of employees to whom the equity awards were granted.

As of June 30, 2014, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $16.2 million and $8.9 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 3.3 years, respectively. Additionally, the Company has approximately 0.5 million RSUs with performance-based vesting requirements outstanding. The total unrecognized estimated compensation cost related to these performance-based RSUs is $9.3 million and is expected to be recognized at the point when the performance conditions have been achieved, which is when these events will become probable.

During the six months ended June 30, 2014 and 2013, stock options to purchase approximately 0.5 million and 0.6 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2014 and 2013 was approximately $3.3 million and $2.6 million, respectively. The Company also issued approximately 93,000 shares of common stock pursuant to the vesting of RSUs during the six months ended June 30, 2014.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.9 million and 0.8 million shares of the Company’s common stock during the six months ended June 30, 2014 and 2013, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30, 2014 and 2013 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	2.1%	1.5%	2.3%	1.4%
Expected volatility of common stock	70.6%	77.5%	71.2%	75.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	7.3 years	7.5 years	7.1 years	7.3 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, recent grants of stock options have a contractual life of ten years, versus seven years for older option grants, and the vesting period for recent option grants has been extended to four years, which together have also resulted in an increase in the expected option term over time. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the six months ended June 30, 2014 and 2013, share-based compensation expense related to stock options was $4.1 million and $3.0 million, respectively.

Restricted Stock Units

During the six months ended June 30, 2014, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. Additionally, during the six months ended June 30, 2014, the Company granted approximately 0.5 million PRSUs that vest based on the achievement of pre-defined Company-specific performance criteria and expire five years from the grant date. As the performance based criteria for vesting for the PRSUs is not currently probable, no associated expense has been recorded for the PRSUs during the three or six months ended June 30, 2014.

During the six months ended June 30, 2013, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of the RSU grant. For the six months ended June 30, 2014 and 2013, share-based compensation expense related to RSUs was $1.2 million and $0.4 million, respectively.

5. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2014, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs were approximately $133.2 million.

Shelf Registration Statements

In February 2014, the Company filed an Automatic Shelf Registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of June 30, 2014, the Company had sold 8.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million. As of June 30, 2014, the Company had not sold any shares under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $1.6 million of the deferred gain during each of the six months ended June 30, 2014 and 2013, and will recognize the remaining $19.3 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

In September 2011, the Company entered into a second sublease agreement (Second Sublease) for approximately 3,300 square feet of space in the Rear Building. The Second Sublease is expected to result in approximately $0.1 million in rental income per year over the three year term and is recorded as an offset to rent expense. The Second Sublease provides an option to extend for a one-year renewal period, and was extended for the one-year renewal period. Similar to the Sublease, the Second Sublease resulted in $0.3 million of gross cease-use expense, and a reversal of $47,000 in associated deferred rent, each being recorded in September 2011.

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

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$2,994	$3,492	$3,096	$3,686
Payments	(102)	(197)	(204)	(391)

Ending balance	$2,892	$3,295	$2,892	$3,295

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

For the three and six months ended June 30, 2014, the Company realized a net loss of $13.4 million and $25.2 million, respectively. Potentially dilutive securities totaled approximately 2.6 million and 2.8 million, respectively, for the three and six months ended June 30, 2014. Options to purchase approximately 0.9 million shares of common stock were outstanding during each of the three and six month periods ended June 30, 2014, with an exercise price greater than the average market price of the underlying common shares.

For the three and six months ended June 30, 2013, the Company realized a net loss of $12.2 million and $24.3 million, respectively. Potentially dilutive securities totaled approximately 2.3 million and 2.1 million, respectively, for the three and six months ended June 30, 2013. Options to purchase approximately 0.3 million and 0.6 million shares of common stock were outstanding during the three and six months ended June 30, 2013, respectively, with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

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

To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under R&D collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of December 31, 2013, we had an accumulated deficit of $765.8 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and Phase II clinical studies of uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor that we plan to plan to initiate Phase III development later this year for the treatment of movement disorders. We intend to maintain certain commercial rights to our VMAT2 inhibitor and evolve into a fully-integrated pharmaceutical company.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. We have assessed event based payments under the revised authoritative guidance for R&D milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. No milestone payments were recognized during the periods presented.

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

Revenue Recognition. Revenues under collaborative R&D agreements are recognized as costs are incurred over the period specified in the related agreement or as the services are performed. These agreements are on a best-efforts basis, and do not require scientific achievement as a performance obligation, and provide for payment to be made when costs are incurred or the services are performed. All fees are nonrefundable to the collaborators. Prior to the revised multiple element guidance adopted by us on January 1, 2011, upfront, nonrefundable payments for license fees and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Estimating the duration of the development period includes continual assessment of development stages and regulatory requirements. If we enter into a new collaboration agreement or materially modify an existing collaboration agreement, we will be required to apply the revised multiple element guidance. Milestone payments are recognized as revenue upon achievement of pre-defined scientific events, which requires substantive effort, and for which achievement of the milestone was not readily assured at the inception of the agreement.

Research and Development Expense. Our R&D expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened R&D costs separately for each of our drug candidates. We review our R&D expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing R&D efforts. Other R&D expenses mainly represent laboratory supply expenses, scientific consulting expenses and other expenses.

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended June 30, 2014 and 2013 was $2.9 million and $1.7 million, respectively. For the six months ended June 30, 2014 and 2013, we recognized share-based compensation expense of $5.3 million and $3.4 million, respectively.

For purposes of calculating share-based compensation, we estimate the fair value of stock option awards using a Black-Scholes option-pricing model. The determination of the fair value of share-based compensation awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. The fair value of RSUs is estimated based on the closing sale price of our common stock on the date of issuance.

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

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended June 30,
	2014	2013
	(In millions)
External development expense:
VMAT2	$1.4	$3.4
Other	1.1	0.4

Total external development expense	2.5	3.8
R&D personnel expense	4.7	4.1
R&D facility and depreciation expense	1.4	1.4
Other R&D expense	1.6	1.2

Total R&D expense	$10.2	$10.5

The $0.3 million decrease in second quarter R&D expense from 2013 to 2014 was primarily due to lower external development expenses related to our VMAT2 program as it substantially completed its Phase IIb development in 2013. We plan to initiate VMAT2 Phase III development later in 2014, which will result in a significant increase in external development expenses. The increase in personnel related expense is primarily attributable to a $0.7 million increase in share-based compensation expense. Other R&D expense increased by $0.4 million primarily due to higher laboratory related costs and external scientific consulting expenses.

General and Administrative

General and administrative expense increased to $4.2 million in the second quarter of 2014 compared with $3.4 million during the same period in 2013. The $0.8 million increase in general and administrative expense is primarily due to higher personnel related costs, with share-based compensation costs accounting for $0.5 million of this increase.

Net Loss

Our net loss for the second quarter of 2014 was $13.4 million, or a net loss of $0.18 per share, compared to a net loss of $12.2 million, or a net loss of $0.18 per share, during the same period in 2013. The increase in our net loss from 2013 to 2014 was primarily a result of higher share-based compensation expense due to an increase in our stock price over the same period.

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Six Months Ended June 30,
	2014	2013
	(In millions)
External development expense:
VMAT2	$2.0	$6.7
Other	1.6	0.7

Total external development expense	3.6	7.4
R&D personnel expense	9.4	8.2
R&D facility and depreciation expense	2.7	2.7
Other R&D expense	3.0	2.5

Total R&D expense	$18.7	$20.8

The $2.1 million decrease in six-month R&D expenses from 2013 to 2014 was primarily due to lower external development expenses related to our VMAT2 program as it substantially completed its Phase IIb development in 2013. We anticipate VMAT2 entering Phase III development later in 2014, which will result in a significant increase in external development expenses. The increase in personnel related expenses was attributable to increased R&D headcount coupled with a $1.0 million increase in share-based compensation expense. Other R&D expense increased by $0.5 million primarily due to higher laboratory related costs and external scientific consulting expenses.

General and Administrative

General and administrative expense increased to $8.4 million in the first half of 2014 compared with $6.8 million during the same period in 2013. The increase in general and administrative expense is primarily due to a $1.3 million increase in personnel related costs, of which $0.9 million was related to higher share-based compensation costs. Increases in market research, facility related costs and professional fees accounted for $0.3 million the increase in general and administrative expenses from 2013 to 2014.

Net Loss

Our net loss for the first half of 2014 was $25.2 million, or a net loss of $0.35 per share, compared to net loss of $24.3 million, or net loss of $0.36 per share, during the same period in 2013. The increase in our net loss from 2013 to 2014 was primarily a result of higher share-based compensation expense due to an increase in our stock price over the same period.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first half of 2014 was $19.7 million compared to $7.9 million during the same period in 2013. The $11.8 million change is primarily due to receivables of approximately $14.1 million from 2012 that were collected during the first quarter of 2013.

Net cash used in investing activities during the first half of 2014 was $124.1 million compared to $14.1 million during the same period in 2013. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first half of 2014 was $136.5 million compared to $2.6 million during the same period in 2013. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $133.2 million from our public offering of common stock in February 2014. Stock option exercises yielded approximately $3.3 million and $2.6 million for the first six months of 2014 and 2013, respectively.

At June 30, 2014, our cash, cash equivalents, and investments totaled $259.9 million compared with $145.7 million at December 31, 2013.

Equity Financing. In February 2014, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statements. In February 2014, we filed an Automatic Shelf Registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of June 30, 2014, we had sold 8.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of June 30, 2014, we had not sold any shares under this shelf registration statement.

We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our R&D programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our R&D programs.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on June 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. We are required to adopt the amendments beginning in 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact that these amendments will have on our consolidated financial statements.

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

* We depend on AbbVie to develop and commercialize elagolix, and may need to enter into future collaborations to develop and commercialize other product candidates.

Our strategy for fully developing and commercializing elagolix is dependent upon maintaining our current collaboration agreement with AbbVie. This collaboration agreement provides for significant future payments should certain development, regulatory and commercial milestones be achieved, and royalties on future sales of elagolix. Under this agreement, AbbVie is responsible for, among other things, conducting clinical trials and obtaining required regulatory approvals for elagolix; as well as manufacturing and commercialization of elagolix in the event it receives regulatory approval.

Because of our reliance on AbbVie, the development and commercialization of elagolix could be substantially delayed, and our ability to receive future funding could be substantially impaired, if AbbVie:

•	failed to gain the requisite regulatory approval of elagolix;

•	did not successfully commercialize elagolix;

•	did not conduct its collaborative activities in a timely manner;

•	did not devote sufficient time and resources to our partnered program;

•	terminated its agreement with us;

•	developed, either alone or with others, products that may compete with elagolix;

•	disputed our respective allocations of rights to any products or technology developed during our collaboration; or

•	merged with a third party that wants to terminate our agreement.

In addition, we may need to enter into other collaborations to assist in the development and commercialization of other product candidates we are developing now or may develop in the future. These collaborations would be subject to risks and uncertainties similar to those described above.

These issues and possible disagreements with AbbVie or any future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, we have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) which, for so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, allows us to issue an unlimited number of shares of our common stock from time to time. We also have an effective shelf registration statement on file with the SEC which allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. In the event that we fail to satisfy the requirements to be deemed a well-known seasoned issuer, we would be limited to using this shelf registration statement which may be used for the issuance of shares of our common stock for an aggregate initial offering price of up to only $150 million. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $9.00 per share to approximately $20.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

10.1	2011 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2014	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)