Form 10-Q
period 2014-09-30
NEUROCRINE BIOSCIENCES INC
filed 2014-11-04
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 76,005,155 as of October 27, 2014.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$29,046	$44,789
Short-term investments, available for sale	150,628	100,950
Other current assets	4,194	2,723

Total current assets	183,868	148,462
Property and equipment, net	2,292	1,771
Long-term investments, available for sale	67,148	—
Restricted cash	4,443	4,443

Total assets	$257,751	$154,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$900	$101
Accrued liabilities	9,307	7,955
Current portion of cease-use liability	454	416
Current portion of deferred rent	85	—
Current portion of deferred gain on sale of real estate	3,299	3,227

Total current liabilities	14,045	11,699
Deferred gain on sale of real estate	15,159	17,645
Deferred rent	1,916	1,982
Cease-use liability	2,334	2,680
Other liabilities	260	260

Total liabilities	33,714	34,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 75,996,384 as of September 30, 2014 and 67,351,195 as of December 31, 2013	76	67
Additional paid-in capital	1,031,029	886,101
Accumulated other comprehensive (loss) gain	(207)	5
Accumulated deficit	(806,861)	(765,763)

Total stockholders’ equity	224,037	120,410

Total liabilities and stockholders’ equity	$257,751	$154,676

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
License fees	$—	$729	$—	$2,189

Total revenues	—	729	—	2,189
Operating expenses:
Research and development	12,194	9,490	30,927	30,330
General and administrative	4,663	3,245	13,016	10,007

Total operating expenses	16,857	12,735	43,943	40,337

Loss from operations	(16,857)	(12,006)	(43,943)	(38,148)
Other income:
Gain (loss) on sale/disposal of assets	1	6	(4)	38
Deferred gain on real estate	805	781	2,414	2,344
Investment income, net	176	93	432	317
Other income (loss), net	—	(5)	3	1

Total other income	982	875	2,845	2,700

Net loss	$(15,875)	$(11,131)	$(41,098)	$(35,448)

Net loss per common share:
Basic and diluted	$(0.21)	$(0.17)	$(0.56)	$(0.53)

Shares used in the calculation of net loss per common share:
Basic and diluted	75,948	67,199	74,050	66,868

Other comprehensive loss:
Net loss	$(15,875)	$(11,131)	$(41,098)	$(35,448)
Net unrealized (losses) gains on available-for-sale securities	(81)	35	(212)	(7)

Comprehensive loss	$(15,956)	$(11,096)	$(41,310)	$(35,455)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,098)	$(35,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	603	515
Gain on sale of assets	(2,410)	(2,382)
Deferred revenues	—	(2,189)
Deferred rent	19	115
Amortization of premiums on investments	2,745	2,108
Non-cash share-based compensation expense	7,938	5,123
Change in operating assets and liabilities:
Receivables under collaboration agreements and other assets	(1,471)	13,944
Accounts payable and accrued liabilities	2,151	(26)
Cease-use liability	(308)	(488)

Net cash used in operating activities	(31,831)	(18,728)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(241,156)	(130,379)
Sales and maturities of investments	121,373	115,306
Proceeds from sales of property and equipment	45	38
Purchases of property and equipment	(1,173)	(354)

Net cash used in investing activities	(120,911)	(15,389)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	136,999	5,252

Net cash provided by financing activities	136,999	5,252

Net decrease in cash and cash equivalents	(15,743)	(28,865)
Cash and cash equivalents at beginning of the period	44,789	63,754

Cash and cash equivalents at end of the period	$29,046	$34,889

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone antagonist for women’s health that is partnered with AbbVie Inc., and a wholly owned vesicular monoamine transporter 2 inhibitor for the treatment of movement disorders.

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

2. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

Investments consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Certificates of deposit	$18,619	$11,012
Commercial paper	15,487	4,997
Corporate debt securities	182,858	77,441
Securities of government sponsored entities	812	7,500

Total investments	$217,776	$100,950

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$8,351	$—	$(8)	$8,343
Commercial paper	Less than 1	15,486	4	(3)	15,487
Corporate debt securities	Less than 1	126,023	14	(51)	125,986
Securities of government sponsored entities	Less than 1	813	—	(1)	812

Total short-term available for sale securities		$150,673	$18	$(63)	$150,628
Classified as long-term assets:
Certificates of deposit	1-2	10,320	—	(44)	10,276
Corporate debt securities	1-2	56,990	3	(121)	56,872

Total long-term available for sale securities		67,310	3	(165)	67,148

Total available-for-sale securities		$217,983	$21	$(228)	$217,776

December 31, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$11,018	$1	$(7)	$11,012
Commercial paper	Less than 1	4,997	—	—	4,997
Corporate debt securities	Less than 1	77,430	19	(8)	77,441
Securities of government sponsored entities	Less than 1	7,500	—	—	7,500

Total short-term available for sale securities		$100,945	$20	$(15)	$100,950

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2014:
Certificates of deposit	$17,418	$(52)	$—	$—	$17,418	$(52)
Commercial paper	2,995	(3)	—	—	2,995	(3)
Corporate debt securities	143,140	(172)	—	—	143,140	(172)
Securities of government sponsored entities	812	(1)	—	—	812	(1)

Total	$164,365	$(228)	$—	$—	$164,365	$(228)

December 31, 2013:
Certificates of deposit	$9,802	$(7)	$—	$—	$9,802	$(7)
Corporate debt securities	29,919	(8)	—	—	29,919	(8)

Total	$39,721	$(15)	$—	$—	$39,721	$(15)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three or nine months ended September 30, 2014.

The Company’s assets which were measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014:
Classified as current assets:
Cash and money market funds	$20.4	$20.4	$—	$—
Certificates of deposit	8.3	8.3	—	—
Commercial paper	15.5	—	15.5	—
Securities of government-sponsored entities	0.8	—	0.8	—
Corporate debt securities	134.7	—	134.7	—

Subtotal	179.7	28.7	151.0	—
Classified as long-term assets:
Certificates of deposit	14.7	14.7	—	—
Corporate debt securities	56.9	—	56.9	—

Total	251.3	43.4	207.9	—
Less cash, cash equivalents and restricted cash	(33.5)	(24.8)	(8.7)	—

Total investments	$217.8	$18.6	$199.2	$—

December 31, 2013:
Classified as current assets:
Cash and money market funds	$34.9	$34.9	$—	$—
Certificates of deposit	11.0	11.0	—	—
Commercial paper	5.0	—	5.0	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	87.4	—	87.4	—

Subtotal	145.8	45.9	99.9	—
Classified as long-term assets:
Certificates of deposit	4.4	4.4	—	—

Total	150.2	50.3	99.9	—
Less cash, cash equivalents and restricted cash	(49.2)	(39.3)	(9.9)	—

Total investments	$101.0	$11.0	$90.0	$—

4. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
General and administrative	$1.3	$0.9	$3.9	$2.6
Research and development	1.4	0.8	$4.0	$2.5

Total share-based compensation expense	$2.7	$1.7	$7.9	$5.1

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

As of September 30, 2014, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $14.2 million and $8.2 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 3.1 years, respectively. Additionally, the Company has approximately 0.5 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $9.3 million and is expected to be recognized at the point when the performance conditions have been achieved, which is when these events will become probable.

During the nine months ended September 30, 2014 and 2013, stock options to purchase approximately 0.6 million and 0.9 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2014 and 2013 was approximately $3.8 million and $5.3 million, respectively. The Company also issued approximately 93,000 shares of common stock pursuant to the vesting of RSUs during the nine months ended September 30, 2014.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.9 million and 0.8 million shares of the Company’s common stock during the nine months ended September 30, 2014 and 2013, respectively. The Company did not grant any stock options during the three month periods ended September 30, 2014 or 2013. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2014 and 2013 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	—	—	2.3%	1.4%
Expected volatility of common stock	—	—	71.2%	75.8%
Dividend yield	—	—	0.0%	0.0%
Expected option term	—	—	7.1 years	7.3 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the nine months ended September 30, 2014 and 2013, share-based compensation expense related to stock options was $6.0 million and $4.5 million, respectively.

Restricted Stock Units

During the nine months ended September 30, 2014, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. Additionally, during the nine months ended September 30, 2014, the Company granted approximately 0.5 million PRSUs that vest based on the achievement of pre-defined Company-specific performance criteria and expire five years from the grant date. As the performance based criteria for vesting for the PRSUs is not currently probable, no associated expense has been recorded for the PRSUs during the three or nine months ended September 30, 2014.

During the nine months ended September 30, 2013, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of the RSU grant. For the nine months ended September 30, 2014 and 2013, share-based compensation expense related to RSUs was $1.9 million and $0.6 million, respectively.

5. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2014, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs were approximately $133.2 million.

Shelf Registration Statements

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of September 30, 2014, the Company had sold 8.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million. As of September 30, 2014, the Company had not sold any shares under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $2.4 million and $2.3 million of the deferred gain during the nine months ended September 30, 2014 and 2013, respectively, and will recognize the remaining $18.5 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$2,892	$3,295	$3,096	$3,686
Payments	(104)	(97)	(308)	(488)

Ending balance	$2,788	$3,198	$2,788	$3,198

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

For the three and nine months ended September 30, 2014, the Company realized a net loss of $15.9 million and $41.1 million, respectively. Potentially dilutive securities totaled approximately 2.8 million for each of the three and nine month periods ended September 30, 2014, respectively. Options to purchase approximately 0.9 million shares of common stock were outstanding during each of the three and nine month periods ended September 30, 2014, with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014.

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

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and Phase II clinical studies of uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for which we have recently initiated Phase III development for the treatment of movement disorders. We intend to maintain certain commercial rights to our VMAT2 inhibitor and evolve into a fully-integrated pharmaceutical company.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense), share-based compensation, lease related activities, investments, and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended September 30, 2014 and 2013 was $2.7 million and $1.7 million, respectively. For the nine months ended September 30, 2014 and 2013, we recognized share-based compensation expense of $7.9 million and $5.1 million, respectively.

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

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended September 30,
	2014	2013
	(In millions)
External development expense:
VMAT2	$2.6	$3.6
Other	2.0	0.3

Total external development expense	4.6	3.9
R&D personnel expense	4.7	3.4
R&D facility and depreciation expense	1.5	1.4
Other R&D expense	1.4	0.8

Total R&D expense	$12.2	$9.5

R&D expense increased by $2.7 million when comparing the third quarter of 2014 to the third quarter of 2013. Approximately $1.3 million of this increase was due to an increase in R&D personnel related expense, primarily due to an increase in headcount and a $0.6 million increase in share-based compensation. Preclinical and manufacturing efforts related to early stage programs resulted in a net $0.7 million increase in external development expenses from 2013 to 2014. Other R&D expense also increased by $0.6 million primarily due to higher laboratory related costs and external scientific testing expenses. We have recently initiated VMAT2 Phase III development in tardive dyskinesia. These efforts will result in a significant increase in external development expenses in the future.

General and Administrative

General and administrative expense increased to $4.7 million in the third quarter of 2014 compared with $3.2 million during the same period in 2013. The $1.5 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $0.9 million), with share-based compensation costs accounting for $0.4 million of this increase. Additionally, external costs related to market research and other professional services is $0.4 million higher for the three months ended September 30, 2014 when compared to the same period in 2013.

Net Loss

Our net loss for the third quarter of 2014 was $15.9 million, or a net loss of $0.21 per share, compared to a net loss of $11.1 million, or a net loss of $0.17 per share, during the same period in 2013. The increase in our net loss from 2013 to 2014 was a result of the above mentioned higher expenses coupled with lower revenue ($0.7 million decrease).

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
External development expense:
VMAT2	$4.5	$10.2
Other	3.6	1.1

Total external development expense	8.1	11.3
R&D personnel expense	14.1	11.6
R&D facility and depreciation expense	4.3	4.1
Other R&D expense	4.4	3.3

Total R&D expense	$30.9	$30.3

The $0.6 million increase in R&D expenses from the nine months ended September 30, 2013 to the same period in 2014 was primarily due to higher personnel related expenses offset by lower external development expenses. The increase in personnel related expenses was attributable to increased R&D headcount coupled with a $1.5 million increase in share-based compensation expense. VMAT2 external development expenses were lower by $5.7 million due to this program substantially completing its Phase IIb development during 2013. Preclinical and manufacturing efforts related to early stage programs resulted in an offsetting $2.5 million increase in other external development expenses from 2013 to 2014. Other R&D expense increased by $1.1 million primarily due to higher laboratory related costs and external scientific consulting and testing expenses. We have recently initiated VMAT2 Phase III development which will result in a significant increase in external development expenses in the future.

General and Administrative

General and administrative expense increased to $13.0 million in the first nine months of 2014 compared with $10.0 million during the same period in 2013. The increase in general and administrative expense is primarily due to a $2.2 million increase in personnel related costs, of which $1.3 million was related to higher share-based compensation costs. Increases in market research and professional fees accounted for $0.5 million the increase in general and administrative expenses from 2013 to 2014.

Net Loss

Our net loss for the first nine months of 2014 was $41.1 million, or a net loss of $0.56 per share, compared to net loss of $35.4 million, or net loss of $0.53 per share, during the same period in 2013. The increase in our net loss from 2013 to 2014 was a result of the above mentioned higher expenses coupled with lower revenue ($2.2 million decrease).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first nine months of 2014 was $31.8 million compared to $18.7 million during the same period in 2013. The $13.1 million decrease is primarily due to receivables of approximately $14.1 million from 2012 that were collected during the first quarter of 2013.

Net cash used in investing activities during the first nine months of 2014 was $120.9 million compared to $15.4 million during the same period in 2013. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings.

Net cash provided by financing activities during the first nine months of 2014 was $137.0 million compared to $5.3 million during the same period in 2013. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $133.2 million from our public offering of common stock in February 2014. Stock option exercises yielded approximately $3.8 million and $5.3 million for the first nine months of 2014 and 2013, respectively.

At September 30, 2014, our cash, cash equivalents, and investments totaled $246.8 million compared with $145.7 million at December 31, 2013.

Equity Financing. In February 2014, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of September 30, 2014, we had sold 8.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of September 30, 2014, we had not sold any shares under this shelf registration statement.

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

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase II uterine fibroids program, require suspension of these programs and/or obviate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, the Phase III tardive dyskinesia or the Phase I Tourette syndrome clinical trials of NBI-98854.

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

On November 4, 2014, William H. Rastetter, Ph.D. resigned from our board of directors as a class III director and was immediately reappointed by our board of directors as a class I director. The reallocation of Dr. Rastetter from one class of directors to another class of directors had no effect on any aspect of his compensatory arrangements with us, and he continues to serve as the chairman of our board of directors. We are not aware of any transaction involving Dr. Rastetter requiring disclosure under Item 404(a) of Regulation S-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

10.1	Neurocrine Biosciences, Inc. Inducement Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2014	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)