Form 10-K
period 2014-12-31
NEUROCRINE BIOSCIENCES INC
filed 2015-02-09
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2014 totaled approximately $825,571,712 based on the closing price for the registrant’s Common Stock on that day as reported by the NASDAQ Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2014. The identification of 10% or greater stockholders as of June 30, 2014 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2014. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of January 26, 2015, there were 77,163,348 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2014 are incorporated by reference into Part III of this report

III

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

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development and those currently in research and is followed by detailed descriptions of each program:

Program	Target Indication(s)	Status	Rights
Product candidates in clinical development:
elagolix	Endometriosis	Phase III	AbbVie

VMAT2 (NBI-98854)	Tardive Dyskinesia	Phase III	Neurocrine

elagolix	Uterine Fibroids	Phase II	AbbVie

CRF1 Antagonist (NBI-77860)	Classic Congenital Adrenal Hyperplasia	Phase I/II	Neurocrine

VMAT2 (NBI-98854)	Tourette Syndrome	Phase I	Neurocrine

Research programs:
VMAT2	Movement Disorders, Bipolar Disorder and Schizophrenia	Research	Neurocrine

GnRH Antagonists	Men’s and Women’s Health, Oncology	Research	AbbVie
Antiepileptic Drugs	Epilepsy, Essential Tremor, Pain	Research	Neurocrine
G Protein-Coupled Receptors	Other Conditions	Research	Neurocrine

“Phase III” indicates that we or our collaborators are conducting large-scale, multicenter comparative clinical trials on patients afflicted with a target disease in order to provide substantial evidence for efficacy and safety of the product candidate.

“Phase II” indicates that we or our collaborators are conducting clinical trials on groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety of the product candidate.

“Phase I” indicates that we or our collaborators are conducting clinical trials with a smaller number of subjects to determine early safety profile, maximally tolerated dose and pharmacological properties of the product candidate in human volunteers.

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

Orally active, nonpeptide GnRH antagonists potentially offer several advantages over injectable GnRH peptide drugs, including rapid onset of hormone suppression without hormonal flare. Also, injection site reactions commonly observed in peptide depots are avoided and dosing can be rapidly discontinued if necessary – a clinical management option not available with long-acting depot injections. Additionally, by using GnRH antagonists, it may be possible to alter the level of pituitary GnRH suppression thereby titrating circulating estrogen levels. Using this approach, an oral GnRH antagonist may provide patients relief from the painful symptoms of endometriosis while avoiding the need for the active management of bone loss.

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

During 2008, we completed the first Phase IIb study of elagolix (PETAL or 603 study) in which 252 patients, with a laparoscopic diagnosis of endometriosis, were treated over the initial six-month period. This multi-center, randomized, double-blind, double-dummy study consisted of three treatment groups, elagolix 150mg once daily, elagolix 75mg twice daily, and an active control, DMPA-SC. The primary purpose of this study was to assess the impact of six months of treatment of elagolix on bone mineral density as measured by a dual energy x-ray absorptiometry (DXA) scan at the conclusion of treatment and at six and 12 months post treatment. This study also assessed, as secondary endpoints, the impact of treatment on endometriosis symptoms as measured by Composite Pelvic Signs and Symptoms Scale (CPSSS), a monthly recall scale that measures dysmenorrhea, non-menstrual pelvic pain, dyspareunia, pelvic tenderness and induration (all elements of endometriosis pain). Top-line results showed that elagolix met the primary endpoint by having minimal impact on bone mineral density at the conclusion of treatment. This study also showed that elagolix had both a statistical and clinically meaningful reduction in endometriosis symptoms as measured by CPSSS with an 86% responder rate in the 150mg once daily elagolix arm of the study. Additionally, elagolix was shown to be non-inferior to DMPA-SC under the CPSSS. Patient follow up both six and 12 months post treatment showed elagolix did not result in a significant reduction in bone mineral density as measured by DXA scan, with a mean time of return to ovulation of 24 days for elagolix subjects.

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

The endometriosis Phase III program is assessing two separate doses of elagolix (150mg once daily and 200mg twice daily) over a 24-week treatment period. The initial randomized, parallel, double-blind, placebo-controlled pivotal trial (Violet PETAL) enrolled 872 women in approximately 160 clinical sites throughout the United States, Canada and Puerto Rico. The co-primary endpoints were a comparison of the daily non-menstrual pelvic pain and daily dysmenorrhea scores during the third month of treatment to the respective daily baseline scores utilizing a responder analysis. Maintenance of response at month six was also assessed utilizing the same daily scales.

On January 8, 2015, AbbVie released the top-line results of the initial six months of placebo controlled dosing of the Violet PETAL study. After six months of continuous treatment, both doses of elagolix (150 mg once daily and 200 mg twice daily) met the study’s co-primary endpoints (p<0.001) of reducing scores of non-menstrual pelvic pain and dysmenorrhea associated with endometriosis, at month three, as well as at month six.

The observed safety profile of elagolix in the Violet PETAL study was consistent with observations from prior studies. Among the most common adverse events were hot flash, headache, nausea and fatigue. While most adverse events were similar across treatment groups, some, such as hot flash and bone mineral density loss were dose-dependent. Overall discontinuation rates were similar across treatment groups and discontinuations specifically due to adverse events were 5.9%, 6.4%, and 9.7% for placebo, 150 mg once daily and 200 mg twice daily, respectively.

Additional efficacy and safety endpoints for the patients enrolled in the Violet PETAL study will be measured through one year of continuous dosing as well as for a period of time after the final dose. The one-year dosing portion of this study is expected to conclude in May 2015.

The second Phase III study of elagolix was initiated by AbbVie during 2013. This study (Solstice study) is similar in design to the Violet PETAL study with the same co-primary endpoints of daily non-menstrual pelvic pain and daily dysmenorrhea, comparing the third month of treatment to the respective daily baseline scores utilizing a responder analysis. This trial is anticipated to enroll 788 women with moderate to severe endometriosis-associated pain at more than 200 sites globally. Top-line efficacy results from the Solstice study are expected in late 2015.

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

During 2011, AbbVie initiated a randomized, double-blind, placebo-controlled, Phase IIa study of approximately 300 women to assess the safety and efficacy of elagolix in the treatment of uterine fibroids. The primary endpoint in this study was an assessment of blood loss after three months of treatment with elagolix. The dose ranging study evaluated various doses of elagolix compared to placebo. Additional efficacy endpoints were also evaluated including change in uterine volume, fibroid volume, and change in menstrual patterns. Based on the results of this study, AbbVie launched a Phase IIb uterine fibroids study for elagolix in 2013.

The Phase IIb clinical trial has enrolled approximately 520 women with heavy uterine bleeding due to uterine fibroids and will assess uterine blood loss after six months of treatment across various dosing regimens of elagolix, utilizing a quantitative assessment tool for blood loss, alkaline hematin. Secondary efficacy endpoints include change in uterine volume, fibroid volume, and menstrual patterns. Safety assessments of bone mineral density, comparing baseline to month six, will be performed via DXA scan. Patients will also be followed off drug for up to six months. This study is expected to be completed in the second half of 2015.

Vesicular Monoamine Transporter 2 Inhibitor (VMAT2) (NBI-98854)

VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin, and histamine) among nerve cells. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control. Disease states such as tardive dyskinesia, Huntington’s chorea, schizophrenia, Tourette syndrome and tardive dystonia are characterized in part by a hyperdopaminergic state in the brain, and modulation of neuronal dopamine levels may provide symptomatic benefits for patients with these conditions.

Tardive dyskinesia (TD) is defined by hyperkinetic involuntary movements which arise after months or years of treatment with dopamine receptor blocking agents, e.g. antipsychotics for schizophrenia, bipolar disorder, and depression, and Reglan® (metoclopramide) for nausea and vomiting and gastric emptying in patients with gastroparesis. Features of the disorder may include grimacing, tongue protrusion, lip smacking, puckering and pursing of the lips, and rapid eye blinking. Rapid movements of the extremities may also occur. The impact on daily function and the quality of life for individuals suffering from TD can be substantial. While the prevalence rates of TD can vary greatly in accordance with the population being studied, it is estimated that approximately 500,000 individuals are affected by TD in the United States alone (Kantar Health).

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

During 2010, we completed a multiple, repeat dose Phase I study of NBI-98854 in healthy male volunteers. This trial also showed NBI-98854 to be generally safe and well tolerated, and again displayed the desired pharmacokinetic requirements. There were no serious adverse events, clinically significant drug-related laboratory abnormalities or clinically significant ECG findings.

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

After database lock and unblinding of study data, an inconsistent pattern of AIMS scores emerged at one of the eight sites that was not evident during the blinded data review. Based on these findings, the AIMS data from this single site was removed and a post-hoc analysis was completed which demonstrated a clinically meaningful and statistically significant improvement in TD symptoms for the subjects receiving the 50mg once daily dose.

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

We also performed a second post-hoc analysis, engaging a single, independent, blinded AIMS assessor to review the videotaped AIMS assessments at all of the eight sites that participated in the trial. This AIMS assessor scored, in a blinded fashion, the videotaped baseline, day fifteen and day twenty-nine AIMS assessments. This independent secondary post-hoc analysis demonstrated a clinically meaningful and statistically significant improvement in TD symptoms for the subjects receiving the 50mg once daily dose. These subjects had a significant reduction in TD symptoms at the end of two weeks of active treatment versus the end of two weeks of placebo (difference in LS mean of 3.0 for the 50mg period versus the placebo period, p-value=0.008). As expected, the 12.5mg dosing group was not statistically better during the active treatment period than during the placebo period (difference in LS mean of 0.7 for the 12.5mg period versus placebo period, p-value=0.54).

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

The larger Phase IIb TD program began in 2012. The initial Phase IIb study (Kinect 1 Study) was a randomized, parallel, double-blind, placebo-controlled, clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD patients with underlying schizophrenia or schizoaffective disorder. This 109 subject study assessed two doses of once daily NBI-98854 over a six-week placebo-controlled dosing period. Approximately half of the randomized subjects received placebo and half received one of two doses of NBI-98854. The two NBI-98854 dosing groups consisted of a 50mg group for six weeks and a group that began at 100mg for the initial two weeks and then converted to 50mg for the final four weeks of placebo-controlled dosing period. Subsequent to the placebo-controlled dosing, all subjects were eligible to enter a six-week open label safety extension, whereby 50mg of NBI-98854 was administered once daily with additional AIMS assessments. The primary endpoint of the study was a comparison of placebo versus active scores utilizing the AIMS at the end of week six as assessed by the on-site AIMS assessors.

The 50mg dose of NBI-98854 did not reach statistical significance for the primary endpoint at week six. As discussed below, in a post-hoc analysis, utilizing a blinded central video AIMS assessment, both the 100mg dose (at Week 2) and the 50 mg dose (at Week 6) showed a statistically significant and clinically meaningful reduction in TD symptoms.

NBI-98854 was generally safe and well tolerated during the twelve weeks of the Kinect 1 Study. During the six-week placebo-controlled treatment period the frequency of treatment-emergent adverse events was 37% for placebo and 26% for NBI-98854. There were no drug-related serious adverse events. The most common treatment emergent adverse event was mild and transient somnolence during the placebo-controlled portion of the study.

Participants in the Kinect 1 Study were assessed utilizing the Barnes Akathisia Ratings Scale (BARS) for akathisia and the Simpson-Angus Scale (SAS) for parkinsonism. Both of these scales documented minimal symptoms at baseline and were measured as stable to improved during the twelve weeks of treatment. Subjects were also assessed using various safety scales including the Positive and Negative Syndrome Scale (PANSS) for Schizophrenia, the Calgary Depression Scale for Schizophrenia and the Columbia-Suicide Severity Rating Scale (C-SSRS); all of these scores were measured as stable to improved from baseline. Clinical hematology, chemistry and ECG monitoring indicated no emergent safety signals. There were no apparent drug-drug interactions identified in subjects who were utilizing a range of psychotropic and other concomitant medications.

In November 2013, we convened a Scientific Advisory Board (SAB) to review the results of the Kinect 1 Study. The SAB was formed to specifically focus on the dose levels and the AIMS assessment tool. Based on the results of the Kinect 1 Study and the advice from the SAB, the protocol for the second Phase IIb study (Kinect 2 Study) was amended to change the primary endpoint from on-site AIMS assessments to a blinded central video assessment conducted by two movement disorder specialists who would review the AIMS videos in a scrambled fashion and concur on a final AIMS score for each video.

The Kinect 2 Study, was a randomized, parallel, double-blind, placebo-controlled, clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD patients with underlying mood disorders, schizophrenia and schizoaffective disorders, and gastrointestinal disorders. This study randomized 102 patients into a six-week placebo-controlled dosing period where half of the subjects received placebo and half received NBI-98854. The study began with all subjects on once daily 25mg of NBI-98854, or placebo. The treating physician was then permitted to escalate the dose at two-week intervals, at the end of week two and at the end of week four, to a maximum dose of once daily 75mg. The dose escalation was determined by the treating physician based on week two and week four on-site AIMS assessments coupled with safety and tolerability assessments at these same time points. By week six, approximately 70% of the ITT subjects, randomized to NBI-98854, were titrated to the 75 mg dose, approximately 20% were titrated to the 50mg dose and the remaining subjects received 25 mg of NBI-98854. The primary endpoint of the study was a comparison of placebo versus active scores utilizing the AIMS at the end of week six as assessed by scrambled blinded central video assessment conducted by two movement disorder specialists. The mean baseline AIMS score for the placebo group was 7.9 compared to 8.0 for the NBI-98854 group.

At week six, AIMS scores, as assessed by blinded central video raters, were reduced by 2.6 points in the NBI-98854 intention-to-treat (ITT) group (n=45) compared to a reduction of 0.2 points in the placebo arm (n=44) (p<0.001). Additionally, the responder rate (>= 50% improvement from baseline) was 49% in the NBI-98854 ITT group compared to 18% in placebo (p=0.002). In the per-protocol (PP) group (n=78) AIMS scores were reduced by 3.3 points for those subjects taking NBI-98854 (p<0.001), with a corresponding responder rate of 59% (p<0.001). The improvement in week six AIMS was also corroborated by on-site treating physicians utilizing the Clinical Global Impression–Tardive Dyskinesia (CGI-TD) scale scores. Treating clinicians determined that approximately 67% of the subjects taking NBI-98854 were “much improved” or “very much improved” at week six compared to only 16% of the placebo subjects (p<0.001) in this pre-specified key secondary efficacy endpoint.

In the Kinect 2 Study NBI-98854 was generally safe and well tolerated. During the six-week treatment period the frequency of treatment-emergent adverse events was 33% for placebo and 43% for NBI-98854. There were no drug related serious adverse events. The most common treatment emergent adverse events were fatigue in five subjects (9.8%) randomized to NBI-98854 versus two subjects (4.1%) in the placebo group, and headache reported by four subjects (7.8%) on NBI-98854 versus two subjects (4.1%) on placebo. Discontinuation rates were similar in both the NBI-98854 and placebo treatment groups with five per study arm (none of which were study drug related).

Participants in the Kinect 2 Study were assessed utilizing the BARS for akathisia and the SAS for parkinsonism. Both of these scales documented minimal symptoms at baseline and there was no worsening during the six weeks of treatment. Clinical hematology, chemistry and ECG monitoring indicated no emergent safety signals. There were no drug-drug interactions identified in subjects who were utilizing a range of psychotropic and other concomitant medications.

Subsequent to completion of the Kinect 2 Study, in a post-hoc analysis, the Kinect 1 Study videos were evaluated by performing the same comparison of placebo versus active scores employed in the Kinect 2 Study. We engaged two movement disorder specialists, both of whom were not involved with the Kinect 1 Study, to assess the Kinect 1 Study baseline and week six videos utilizing AIMS in a randomized blinded central video assessment. These raters scored the mean baseline AIMS of 8.0 for the Kinect 1 Study. After six weeks of treatment, these raters scored the placebo group in the Kinect 1 Study with a mean reduction from baseline of 0.1 points while the NBI-98854 group was scored with a mean reduction from baseline of 1.3 points. Utilizing this analysis, NBI-98854 in the Kinect 1 Study showed a statistically significant change from baseline.

The data from the Kinect 1 and Kinect 2 studies, along with the other Phase I and Phase II clinical studies, preclinical work, and drug manufacturing data formed the basis for an end of Phase II meeting that was held with the FDA in June of 2014. During this meeting, the FDA reviewed the current data package and overall clinical development plan for NBI-98854 including the proposed Phase III development to support the registration of NBI-98854 in the United States as a treatment for tardive dyskinesia. Based on the results of this meeting and the related minutes, we are conducting a single placebo-controlled Phase III study of NBI-98854, the Kinect 3 Study.

The Kinect 3 Study was launched in the fourth quarter of 2014. The design of the Kinect 3 Study is a randomized, parallel-group, double-blind, placebo-controlled clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD subjects with an underlying diagnosis of mood disorder, schizophrenia or schizoaffective disorder. The primary endpoint in the Kinect 3 Study will be the mean change from baseline in the AIMS as assessed by blinded central raters. The Kinect 3 Study will include approximately 240 subjects randomized to either placebo, once daily 40mg of NBI-98854 or once daily 80mg of NBI-98854 for 6 weeks of placebo-controlled dosing followed by an extension of active dosing through Week 48. Top-line efficacy data from the Kinect 3 Study is expected in the second half of 2015.

In addition to the Kinect 3 Study, we are also conducting a separate one-year open-label safety study of NBI-98854 (the Kinect 4 Study) which we believe will be used to support the filing of a New Drug Application in TD that is expected in 2016.

In October 2014, the FDA granted us breakthrough therapy designation for NBI-98854, in TD. Breakthrough therapy designation is granted for a drug that is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on clinically significant endpoints over available therapies. This designation also allows intensive discussions with the FDA which are intended to expedite the development and review process of eligible drugs. The breakthrough therapy designation was granted, in part, based on the results of the Phase IIb Kinect studies of NBI-98854 in approximately 220 patients with TD.

Tourette syndrome. Tourette syndrome is a neurological disorder that consists of rapid, non-rhythmic stereotyped motor and vocal tics. Motor tics are typically characterized by facial grimacing, head jerks, extremity movements and other dystonic movements. Vocal tics typically include grunting, throat clearing, and repeating words and phrases. The average age of onset for Tourette syndrome is at approximately six years, with symptoms reaching their peak severity at approximately age ten. Tourette syndrome is more commonly diagnosed in males than females and may also be associated with attention deficit hyperactivity disorder and obsessive compulsive disorder. We believe there are approximately 400,000 people with Tourette syndrome in the United States.

We have completed juvenile rodent preclinical studies of NBI-98854 and based on the results of these preclinical studies, we have initiated the T-Force Study in children and adolescents with Tourette syndrome. The T-Force Study is an open-label, multiple ascending dose, pharmacokinetic and pharmacodynamic study to evaluate the safety, tolerability and exposure-response of NBI-98854 in children and adolescents with Tourette syndrome. A total of 36 patients will be evaluated over 14 days of once daily dosing followed by 7 days off-drug at approximately 10 study centers in the United States. The study is divided into two dosing groups consisting of children (ages 6-11) and adolescents (ages 12-18), and each age group is further divided into three dosing cohorts of six patients each. After completing the initial two weeks of dosing with the first adolescent cohort, an independent review of both safety and pharmacokinetic results will occur prior to escalating the dose level for the second cohort of adolescents. In parallel, while initiating the second cohort of adolescents, the first cohort of children (ages 6-11) will also be administered NBI-98854 for a two-week period. Subsequent dose escalations for children and adolescents will be based, in part, on the pharmacokinetic and safety data from the previous cohort in each age group. Additionally, the patient’s Tourette symptoms will be evaluated weekly via the Yale Global Tic Severity Scale, the Premonitory Urge for Tics Scale as well as an overall Clinical Global Impression in Tourette syndrome Scale. We expect data from this study in the second half of 2015.

Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist (NBI-77860)

CRF is a hypothalamic hormone released directly into the hypophyseal portal vasculature which acts on specific CRF1 receptors on corticotropes in the anterior pituitary to stimulate the release of adrenocorticotropin (ACTH). The primary role of ACTH is the stimulation of the synthesis and release of adrenal steroids including cortisol. Cortisol from the adrenals, have a negative feedback role at the level of the hypothalamus that decreases CRF release as well as at the level of the pituitary to inhibit the release of ACTH. This tight control loop is known as the hypothalamic-pituitary-adrenal (HPA) axis. Blockade of CRF receptors at the pituitary has been shown to decrease the release of ACTH and subsequently attenuate the production and release of adrenal steroids.

Classic congenital adrenal hyperplasia (classic CAH) is a group of autosomal recessive genetic disorders that affects approximately 20,000-30,000 people in the United States and results in an enzyme deficiency altering the production of adrenal steroids. Because of this deficiency, the adrenal glands have little to no cortisol biosynthesis resulting in a potentially life-threatening condition. If left untreated, classic CAH can result in salt wasting, dehydration and eventually death. Even with cortisol replacement, persistent elevation of ACTH from the pituitary gland results in excessive androgen levels leading to virilization of females including precocious puberty, menstrual irregularity, short stature, hirsutism, acne and fertility problems.

Corticosteroids are the current standard of care for classic CAH and are used chronically to both correct the endogenous cortisol deficiency and reduce the excessive ACTH levels and androgen excess. However, the dose and duration of steroid use required to suppress ACTH is well above the normal physiological level of cortisol; resulting in metabolic syndrome, bone loss, growth impairment, and Cushing’s syndrome as common and serious side effects.

NBI-77860 is a potent, selective, orally-active, non-peptide CRF receptor antagonist as demonstrated in a range of in vitro and in vivo assays. Blockade of CRF receptors at the pituitary has been shown to decrease the release of ACTH, which in turn decreases the production of adrenal steroids including androgens, and potentially the symptoms associated with classic CAH. Lower ACTH levels would also reduce the amount of exogenous corticosteroid necessary for classic CAH patients to thrive avoiding the side-effects currently associated with excessive steroid therapy.

In 2014, we conducted an initial pilot clinical trial of NBI-77860 in adult females with refractory classic CAH. The trial was a blinded, single-site, pharmacokinetic/pharmacodynamic study assessing two single, ascending doses of NBI-77860 against placebo. The eight study participants visited the investigative site for three separate overnight visits consisting of bedtime dosing with placebo or one of two active doses of NBI-77860. Each of the visits was separated by a three-week washout period. Key pharmacodynamic biomarker measurements included adrenocorticotropic hormone (ACTH), 17-hydroxyprogesterone (17-OHP), androgen, and cortisol levels collected in the morning after dosing. Data from this initial single dose exploratory study demonstrated a robust decrease in both ACTH and 17-OHP.

Based on the results of this initial pilot study, we initiated a second clinical study of NBI-77860 in classic CAH. The 1401 study is a Phase I/II open-label, sequential cohort, single ascending dose pharmacokinetic/pharmacodynamic study assessing three doses of NBI-77860. Fifteen adolescent females with classic CAH will be split into three cohorts and each will receive one dose of NBI-77860 at bedtime. Biomarker measurements include ACTH, 17-OHP, androgens, and cortisol levels collected the day after dosing. We expect to have data from this study in the second half of 2015.

In early 2015, NBI-77860 was granted orphan drug designation for the treatment of congenital adrenal hyperplasia. Orphan drug designation is granted by the FDA Orphan Drug Designation program for medicines intended for the safe and effective treatment, diagnosis or prevention of rare diseases or disorders that affect fewer than 200,000 people in the United States and provides sponsors with development and commercial incentives for such designated compounds and medicines.

We have a strategic position in the CRF field through our intellectual property portfolio and relationship with experts in the endocrine and neuropsychiatric fields. We have patents covering both the receptor subtypes termed CRF1 and CRF2, and we have pending patent applications on small molecule organic compounds modulating the CRF receptors.

Other indications. The National Institute on Alcohol Abuse and Alcoholism is currently enrolling subjects in a Phase II clinical trial evaluating NBI-77860 in stress-induced craving in alcoholic women with high anxiety. This randomized, double-blind, placebo-controlled trial is expected to enroll 60 patients for a four-week treatment period. This study is expected to take several years to complete.

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous and endocrine systems, which include therapeutic categories ranging from HPA disorders to stress-related disorders and neurodegenerative diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for over $140 billion in worldwide drug sales according to GlobalData (2013).

VMAT2

VMAT2 inhibition results in the modulation of dopamine pathways which may also be useful for patients suffering from schizophrenia. Approximately 2.2 million people in the Unites States suffer from schizophrenia at an estimated annual cost of $62 billion. Our discovery efforts around VMAT2 inhibitors also focus on developing novel therapies for schizophrenia sufferers.

Antiepileptic Drugs

Antiepileptic drugs are utilized in the treatment of epileptic seizures by suppressing the rapid firing of neurons that initiate a seizure. Antiepileptics also have additional effects within the central nervous system that have proven beneficial in bipolar disease, neuropathic pain and essential tremor. According to Datamonitor, in 2014, worldwide sales of branded anticonvulsants approximate $5 billion.

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

Our GPCR research platform has met this requirement by integrating drug discovery research efforts with a suite of assays and assay systems and automated analytical techniques. This process provides an unbiased profile of GPCR pharmacological receptor/ligand interactions coupled with in vivo efficacy using discrete animal models allowing for rapid discovery of initial leads and advancement into preclinical and clinical development. Importantly, this design cycle is not limited to GPCR targets, but can be utilized for other proteins that play a role in human disease where current treatments or therapies are either inadequate or nonexistent.

Our Business Strategy

Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and extend our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have multiple programs in various stages of research and development. Our two lead late-stage clinical programs are elagolix, a GnRH antagonist in Phase III development for endometriosis and Phase II clinical studies of uterine fibroids that is partnered with AbbVie, and a wholly owned VMAT2 inhibitor for the treatment of movement disorders that is currently in Phase III development. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

Maintaining Certain Commercial Rights to Our Product Portfolio to Evolve into a Fully-Integrated Pharmaceutical Company. We intend to retain commercial rights to certain products that we can effectively and efficiently develop, secure regulatory approval and economically commercialize. These include products with a concentrated prescriber base and well-defined patient population that can be accessed with an efficient patient and prescriber outreach program.

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

Identifying Novel Drugs to Address Unmet Market Opportunities. We seek to identify and validate novel drugs on characterized targets for internal development or collaboration. For example, GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectable means of treatment of endometriosis. We believe the creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Research and development costs were $46.4 million, $39.2 million and $37.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Our CRF antagonist NBI-77860 is currently in clinical trials for the treatment of classic congenital adrenal hyperplasia and stress-related disorders. NBI-77860 is covered by U.S. Patent No. 7,879,862 which expires in 2026 (not including potential patent term extensions of up to five years).

Manufacturing and Distribution

We currently rely on, and expect to continue to rely on, contract manufacturers to produce sufficient quantities of our product candidates for use in our preclinical and clinical trials. In addition, we intend to rely on third parties to manufacture any products that we may commercialize in the future. We have established an internal pharmaceutical development group to develop manufacturing methods for our product candidates, to optimize manufacturing processes, and to select and transfer these manufacturing technologies to our suppliers. We contract with multiple manufacturers to ensure adequate product supply and to mitigate risk.

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

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of an New Drug Application (NDA) or a biologics licensing application for approval to commence commercial sales. The FDA may also convene an advisory committee to provide input on critical review issues associated with an NDA. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practice requirements and that they are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with Good Clinical Practices.

At the conclusion of its review, the FDA may grant marketing approval or may issue a complete response letter requesting additional information if the FDA determines that the application does not meet regulatory approval criteria. FDA approvals may not be granted on a timely basis, or at all. Furthermore, the FDA may not approve the product with the desired indications, which may impair commercialization of the product.

If the FDA approves the NDA, the drug becomes available for physicians to prescribe in the United States. After approval, the drug developer must submit periodic reports to the FDA, including descriptions of any adverse reactions reported. The FDA may request post-approval clinical studies, known as Phase IV studies, in order to evaluate long-term or other effects of the drug. The FDA may also require a Risk Evaluation and Mitigation Strategy (REMS) safety management plan upon approval.

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

Developments by others may render our product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, Tourette syndrome, classic congenital adrenal hyperplasia, stress-related disorders, pain, and other neurological and endocrine-related diseases and disorders.

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

Our VMAT2 inhibitor, NBI-98854, is currently in clinical trials for the treatment of movement disorders, specifically TD. At present there are no approved drug therapies for TD; however, off-label treatment regimens consist of utilizing various atypical antipsychotic medications (e.g., clozapine), benzodiazepines (off-label) or botulinum toxin injections to treat the movements associated with TD. Other potential indications for our VMAT2 inhibitor are Tourette syndrome, Huntington’s disease, schizophrenia and tardive dystonia. Currently, Xenazine®, marketed by Lundbeck, is approved for the chorea associated with Huntington’s disease. Generic neuroleptic medications (pimozide and haloperidol) are generally utilized to control the tics associated with Tourette syndrome. Additionally, Auspex Pharmaceuticals, Inc. has recently initiated clinical trials for their VMAT2 inhibitor SD-809 for the treatment of TD and Tourette syndrome and is in Phase III development for Huntington’s disease with the same compound.

Our CRF antagonist NBI-77860 is being studied in classic CAH, for which there are limited therapies. High doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. However, the level of dose as well as the duration of steroid use required to suppress ACTH is well above the normal physiological level of cortisol; resulting in metabolic syndrome, bone loss, growth impairment, and Cushing’s syndrome as common and serious side effects.

If one or more of these competitive products or programs are successful, it may reduce or eliminate the market for our products.

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

Employees

As of December 31, 2014, we had approximately 94 full-time employees, of which 24 hold Ph.D., M.D. or equivalent degrees, and 18 others hold an M.S., M.B.A., or equivalent degrees. Of these full-time employees, 73 were engaged in, or directly support, research and development activities, and 21 were in general and administrative positions. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. In addition, we rely on a number of consultants to assist us in formulating our research and development strategies.

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

Because of our reliance on AbbVie, the development and commercialization of elagolix could be substantially delayed, and our ability to receive future funding could be substantially impaired, if AbbVie:

•	failed to gain the requisite regulatory approval of elagolix;

•	did not successfully launch and commercialize elagolix;

•	did not conduct its collaborative activities in a timely manner;

•	did not devote sufficient time and resources to our partnered program;

•	terminated its agreement with us;

•	developed, either alone or with others, products that may compete with elagolix;

•	disputed our respective allocations of rights to any products or technology developed during our collaboration; or

•	merged with a third party that wants to terminate our agreement.

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

All of our product candidates are currently in research or clinical development. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the magnitude and complexity of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

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

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $826.3 million as of December 31, 2014. We do not expect to be profitable, or generate positive cash flows from operations, for the year ending December 31, 2015.

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

We expect to experience negative cash flow in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow on an annual basis. We may not be able to generate these revenues, and we may never achieve profitability on an annual basis in the future. Our failure to achieve or maintain profitability on an annual basis could negatively impact the market price of our common stock. Even if we become profitable on an annual basis, we cannot assure you that we would be able to sustain or increase profitability on an annual basis.

The price of our common stock is volatile.

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $12.00 per share to approximately $35.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these people could impede the achievement of our objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The FDA regulates, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution of biopharmaceutical products. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. Any FDA or other regulatory approval of our product candidates, once obtained, may be withdrawn. If our potential products are marketed abroad, they will also be subject to extensive ongoing regulation by foreign governments.

Health care reform measures and other recent legislative initiatives could adversely affect our business.

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payers to contain or reduce the costs of health care. In the United States, comprehensive health care reform legislation was enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other recent federal legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding distribution of the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

We are performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, Tourette syndrome, classic congenital adrenal hyperplasia, stress-related disorders, pain, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store confidential and sensitive information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this information remains secure and is perceived to be secure. Despite security measures, however, our information technology and network infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such attack or breach could compromise our networks and data centers and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, delays and impediments to our discovery and development efforts, and damage to our reputation.

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

	High	Low
Year Ended December 31, 2014
1st Quarter	$20.29	$9.19
2nd Quarter	16.47	12.17
3rd Quarter	17.00	12.63
4th Quarter	24.86	15.20

Year Ended December 31, 2013
1st Quarter	$12.44	$7.56
2nd Quarter	14.06	10.87
3rd Quarter	16.74	10.42
4th Quarter	11.88	8.57

As of January 30, 2015, there were approximately 62 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2014.

Stock Performance Graph and Cumulative Total Return*

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2009 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

*

The material in this section is not “soliciting material”, is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

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

	2014	2013	2012	2011	2010
	(In thousands, except for net (loss) income per share data)
STATEMENT OF COMPREHENSIVE (LOSS) INCOME DATA
Revenues:
Sponsored research and development	$—	$—	$18,897	$10,462	$10,938
Milestones and license fees	—	2,919	34,243	66,951	22,563

Total revenues	—	2,919	53,140	77,413	33,501
Operating expenses:
Research and development	46,425	39,248	37,163	30,951	31,151
General and administrative	17,986	13,349	13,437	12,458	13,273
Cease-use expense	—	—	1,092	82	2,799

Total operating expenses	64,411	52,597	51,692	43,491	47,223

(Loss) income from operations	(64,411)	(49,678)	1,448	33,922	(13,722)
Other income:
Gain on sale/disposal of assets	3,222	3,170	3,074	3,195	3,161
Other income, net	647	418	503	454	2,593

Total other income, net	3,869	3,588	3,577	3,649	5,754

Net (loss) income	$(60,542)	$(46,090)	$5,025	$37,571	$(7,968)

Net (loss) income per common share:
Basic	$(0.81)	$(0.69)	$0.08	$0.68	$(0.15)
Diluted	$(0.81)	$(0.69)	$0.08	$0.67	$(0.15)
Shares used in calculation of net (loss) income per common share:
Basic	74,577	66,989	65,619	55,176	52,820
Diluted	74,577	66,989	66,946	56,347	52,820

BALANCE SHEET DATA
Cash, cash equivalents and investments	$231,301	$145,739	$173,493	$129,103	$130,604
Working capital	182,539	136,763	173,618	85,366	80,274
Total assets	243,033	154,676	195,979	138,368	144,424
Long-term debt	—	—	—	—	—
Accumulated deficit	(826,305)	(765,763)	(719,673)	(724,698)	(762,269)
Total stockholders’ equity	208,699	120,410	154,372	60,081	19,345

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of December 31, 2014, we had an accumulated deficit of $826.3 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and Phase II clinical studies of uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders, currently in Phase III development. Additionally, in 2014 we advanced a third drug candidate into clinical development, our corticotropin releasing factor (CRF) receptor antagonist for the treatment of classic congenital adrenal hyperplasia (CAH). We intend to maintain certain commercial rights to our VMAT2 inhibitor and CRF antagonist programs to evolve into a fully-integrated pharmaceutical company.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to clinical trial accruals (research and development expense) and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Share-Based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements (inducement grants). We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense related to these equity instruments for the years ended December 31, 2014, 2013 and 2012 was $10.4 million, $6.8 million and $5.5 million, respectively.

Stock option awards and restricted stock units (RSUs) generally vest over a three to four year period and expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved.

For purposes of calculating share-based compensation, we estimate the fair value of share-based compensation awards using a Black-Scholes option-pricing model. The determination of the fair value of share-based compensation awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. For example, an increase in the underlying stock price results in a significant increase in the Black-Scholes option-pricing, which includes estimates such as expected term, expected volatility and interest rates.

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

Results of Operations for Years Ended December 31, 2014, 2013 and 2012

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Revenues under collaboration agreements:
AbbVie	$—	$—	$46.9
GlaxoSmithKline (GSK)	—	—	0.1
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	—	2.9	2.9
Boehringer Ingelheim	—	—	3.2

Total revenues	$—	$2.9	$53.1

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

During each of the years ended December 31, 2013 and 2012, we recognized $2.9 million in revenue under our collaboration agreement with DSP from the amortization of up-front licensing fees. The up-front licensing fee was fully amortized as of December 31, 2013.

Operating Expenses

Research and Development

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

The following table presents our total R&D expenses by category during the periods presented:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
External development expense:
elagolix	$—	$—	$2.2
VMAT2	9.0	12.3	7.9
CRF	2.8	—	—
Other	2.6	1.5	1.5

Total external development expense	14.4	13.8	11.6
R&D personnel expense	20.2	15.4	14.5
R&D facility and depreciation expense	5.8	5.4	5.9
Other R&D expense	6.0	4.6	5.2

Total research and development expense	$46.4	$39.2	$37.2

R&D expense increased from $39.2 million in 2013 to $46.4 million in 2014. This increase was primarily due to higher personnel related expenses coupled with higher early discovery and preclinical costs. The $4.8 million increase in personnel related expenses was attributable to increased R&D headcount and performance-based compensation. Additionally, $1.9 million of the increase in R&D personnel expense was due to higher share-based compensation expense. Other R&D expense increased by $1.4 million primarily due to higher laboratory related costs and external scientific consulting and testing expenses. Preclinical and manufacturing efforts related to early stage programs resulted in a $1.1 million increase in other external development expenses from 2013 to 2014. The CRF program for congenital adrenal hyperplasia was initiated in 2014, and resulted in $2.8 million of expense for the year. These increases in R&D external development expense were offset by lower VMAT2 external development expenses which decreased by $3.3 million due to this program substantially completing its Phase IIb development during 2013 and the initiation of Phase III studies later in 2014.

R&D expense increased from $37.2 million in 2012 to $39.2 million in 2013. The increase in R&D expenses from 2012 to 2013 was primarily due to higher external development expenses related to our VMAT2 program as it continued in Phase IIb development and a $0.6 million increase in share-based compensation expense. These increases were offset by a $0.9 million decrease in scientific consultants utilized to advise on multiple programs, and lower elagolix related costs as the full responsibility for that program transitioned to AbbVie in 2013.

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

We expect research and development expenses to increase in 2015 as compared to 2014. We have recently initiated VMAT2 Phase III development as well as announced a new clinical program investigating our CRF antagonist NBI-77860 in congenital adrenal hyperplasia. The development efforts around these programs, coupled with higher share-based compensation expense due to increased Black-Scholes estimates and the anticipated vesting of certain performance-based restricted stock units, will result in a significant increase in research and development expenses in 2015.

General and Administrative

General and administrative expenses were $18.0 million in 2014 compared to $13.3 million in 2013 and $13.4 million in 2012. The $4.7 million increase in expenses from 2013 to 2014 resulted primarily from a $3.5 million increase in personnel related costs, of which $1.7 million was related to higher share-based compensation costs. Higher market research and professional fees accounted for $0.6 million of the increase in general and administrative expenses from 2013 to 2014.

We expect our general and administrative expenses in 2015 to increase from 2014 expense levels due to increasing pre-commercialization activities related to our VMAT2 inhibitor for tardive dyskinesia, as well as higher share-based compensation expense primarily driven by higher Black-Scholes estimates and the anticipated vesting of certain performance-based restricted stock units.

Cease-use Expense

During 2012, we recognized $1.1 million in net cease-use expense related to our corporate headquarters, as a result of entering certain sublease agreements.

Net (Loss) Income

Our net loss for 2014 was $60.5 million, or $0.81 net loss per common share, net loss for 2013 was $46.1 million, or $0.69 net loss per common share, and net income for 2012 was $5.0 million, or $0.08 net income per fully diluted share.

The increase in our net loss from 2013 to 2014 was a result of the above mentioned higher expenses coupled with a $2.9 million decrease in revenue.

The change to a net loss in 2013 from a net income position in 2012 was primarily the result of revenue recognized under multiple collaboration agreements. During 2012, we recorded an aggregate of $50.1 million in revenue under our AbbVie and Boehringer Ingelheim collaboration agreements, the final year of the collaborative portion of these agreements.

We expect to have a net loss in 2015, primarily due to higher R&D expenses resulting from the progress of our VMAT2 inhibitor into Phase III and the addition of the congenital adrenal hyperplasia clinical program. Additionally, preparation for commercialization of NBI-98854 for tardive dyskinesia will lead to an increase in general and administrative expenses. We also expect an increase in share-based compensation expense due to higher Black-Scholes valuations related to 2015 equity grants and the anticipated vesting of certain performance-based restricted stock units in 2015.

Liquidity and Capital Resources

At December 31, 2014, our cash, cash equivalents, and investments totaled $231.3 million compared with $145.7 million at December 31, 2013.

Net cash used in operating activities during 2014 was $47.1 million compared to $29.6 million in 2013. The $17.5 million change is primarily due to the increase in net loss coupled with a decrease in receivables of approximately $14.1 million from 2012 receivables that were collected during the first quarter of 2013.

Net cash used in operating activities during 2013 was $29.6 million compared to $35.3 million in 2012. The $5.7 million change is primarily related to $14.1 million in accounts receivable at December 31, 2012 which was received during 2013, offset by higher R&D expenses in 2013 primarily due to expanded efforts on our VMAT2 program.

Net cash used in investing activities was $105.4 million in 2014 compared to net cash provided by investing activities of $5.3 million in 2013 and net cash used in investing activities of $34.8 million 2012. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Net cash provided by financing activities during 2014 was $138.7 million compared to $5.3 million and $83.7 million in 2013 and 2012, respectively. Cash provided by financing activities included approximately $133.2 million and $83.0 million from our public offering of common stock in February 2014 and January 2012, respectively. During 2014, 2013 and 2012 stock option exercises yielded $5.6 million, $5.3 million and $0.7 million, respectively, in cash proceeds. We had no outstanding debt at December 31, 2014.

Equity Financing. In February 2014, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $17.75 per share. The shares were sold pursuant to a shelf registration statement with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

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

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of December 31, 2014, we had sold 8.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of December 31, 2014, we had not sold any shares under this shelf registration statement.

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

Our inlicensed, research and clinical development agreements are generally cancelable with written notice within 180 days or less. In addition to the minimum payments due under inlicense and research agreements, we may be required to pay up to approximately $17 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful.

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

As of December 31, 2014, the total estimated future annual minimum lease payments under our non-cancelable operating lease obligations are as follows (in thousands):

Payment Amount
Year ending:
2015	$7,385
2016	7,606
2017	7,834
2018	8,070
2019	8,311
Thereafter	—

Total future minimum lease payments	$39,206

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on December 31, 2014, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2014, the FASB amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. We are required to adopt the amendments beginning in 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the impact that these amendments will have on our consolidated financial statements.

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

NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 9, 2015

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except for par value and share totals)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$31,014	$44,789
Short-term investments, available-for-sale	162,795	100,950
Other current assets	4,394	2,723

Total current assets	198,203	148,462
Property and equipment, net	2,507	1,771
Long-term investments, available-for-sale	37,492	—
Restricted cash	4,831	4,443

Total assets	$243,033	$154,676

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246	$101
Accrued liabilities	11,508	7,955
Current portion of deferred rent	119	—
Current portion of cease-use liability	467	416
Current portion of deferred gain on sale of real estate	3,324	3,227

Total current liabilities	15,664	11,699
Deferred gain on sale of real estate	14,322	17,645
Deferred rent	1,877	1,982
Cease-use liability	2,211	2,680
Other liabilities	260	260

Total liabilities	34,334	34,266
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 76,465,942 and 67,351,195 at December 31, 2014 and 2013, respectively	76	67
Additional paid-in capital	1,035,205	886,101
Accumulated other comprehensive (loss) gain	(277)	5
Accumulated deficit	(826,305)	(765,763)

Total stockholders’ equity	208,699	120,410

Total liabilities and stockholders’ equity	$243,033	$154,676

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except net (loss) income per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Sponsored research and development	$—	$—	$18,897
Milestones and license fees	—	2,919	34,243

Total revenues	—	2,919	53,140
Operating expenses:
Research and development	46,425	39,248	37,163
General and administrative	17,986	13,349	13,437
Cease-use expense	—	—	1,092

Total operating expenses	64,411	52,597	51,692

(Loss) income from operations	(64,411)	(49,678)	1,448
Other income:
(Loss) gain on sale/disposal of assets	(4)	37	32
Deferred gain on real estate	3,226	3,133	3,042
Investment income, net	629	402	489
Other income, net	18	16	14

Total other income	3,869	3,588	3,577

Net (loss) income	$(60,542)	$(46,090)	$5,025

Net (loss) income per common share:
Basic	$(0.81)	$(0.69)	$0.08

Diluted	$(0.81)	$(0.69)	$0.08

Shares used in the calculation of net (loss) income per common share:
Basic	74,577	66,989	65,619

Diluted	74,577	66,989	66,946

Other comprehensive (loss) income:
Net (loss) income	$(60,542)	$(46,090)	$5,025
Net unrealized (losses) gains on available-for-sale securities	(282)	7	85

Comprehensive (loss) income	$(60,824)	$(46,083)	$5,110

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2011	55,263	$55	$784,811	$(87)	$(724,698)	$60,081
Net income	—	—	—	—	5,025	5,025
Unrealized gains on investments	—	—	—	85	—	85
Share-based compensation	—	—	5,479	—	—	5,479
Issuance of common stock for restricted share units vested	50	—	—	—	—	—
Issuance of common stock for option exercises	209	—	731	—	—	731
Issuance of common stock, net of offering costs	10,925	11	82,960	—	—	82,971

BALANCE AT DECEMBER 31, 2012	66,447	$66	$873,981	$(2)	$(719,673)	$154,372
Net loss	—	—	—	—	(46,090)	(46,090)
Unrealized gains on investments	—	—	—	7	—	7
Share-based compensation	—	—	6,819	—	—	6,819
Issuance of common stock for option exercises	904	1	5,301	—	—	5,302

BALANCE AT DECEMBER 31, 2013	67,351	$67	$886,101	$5	$(765,763)	$120,410
Net loss	—	—	—	—	(60,542)	(60,542)
Unrealized losses on investments	—	—	—	(282)	—	(282)
Share-based compensation	—	—	10,382	—	—	10,382
Issuance of common stock for restricted share units vested	93	—	—	—	—	—
Issuance of common stock for option exercises	1,022	1	5,559	—	—	5,560
Issuance of common stock, net of offering costs	8,000	8	133,163	—	—	133,171

BALANCE AT DECEMBER 31, 2014	76,466	$76	$1,035,205	$(277)	$(826,305)	$208,699

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(60,542)	$(46,090)	$5,025
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	827	671	657
Gain on sale of assets, net	(3,222)	(3,170)	(3,074)
Cease-use expense	—	—	1,092
Deferred revenues	—	(2,919)	(34,242)
Deferred rent	14	142	305
Amortization of premiums on investments	3,792	2,843	3,135
Non-cash share-based compensation expense	10,382	6,819	5,479
Change in operating assets and liabilities:
Accounts receivable and other assets	(1,671)	13,528	(12,878)
Cease-use liability	(418)	(590)	(263)
Other liabilities	—	108	27
Accounts payable and accrued liabilities	3,698	(949)	(557)

Net cash used in operating activities	(47,140)	(29,607)	(35,294)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(257,544)	(145,328)	(166,313)
Sales/maturities of investments	154,133	151,281	132,520
Deposits and restricted cash	(388)	(108)	(29)
Proceeds from sales of property and equipment	45	40	32
Purchases of property and equipment	(1,612)	(545)	(971)

Net cash (used in) provided by investing activities	(105,366)	5,340	(34,761)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	138,731	5,302	83,702

Net cash provided by financing activities	138,731	5,302	83,702

Net change in cash and cash equivalents	(13,775)	(18,965)	13,647
Cash and cash equivalents at beginning of the year	44,789	63,754	50,107

Cash and cash equivalents at end of the year	$31,014	$44,789	$63,754

SUPPLEMENTAL DISCLOSURES
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and a wholly owned vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders.

Neurocrine Continental, Inc., is a Delaware corporation and a wholly owned subsidiary of the Company and is inactive. The Company also has two wholly-owned Irish subsidiaries, Neurocrine Therapeutics, Ltd. and Neurocrine Europe, Ltd. which were formed during December 2014.

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

Short-Term and Long-Term Investments Available-for-Sale. Certain investments are classified as available-for-sale and, in accordance with authoritative guidance, are carried at fair value, with the unrealized gains and losses reported in other comprehensive (loss) income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

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

Collaboration Agreements. During the years ended December 31, 2013 and 2012 collaborative R&D agreements accounted for all of the Company’s revenue.

Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term.

Industry Segment and Geographic Information. The Company operates in a single industry segment – the discovery and development of therapeutics for the treatment of neurological and endocrine based diseases and disorders. The Company had no foreign based operations during any of the years presented.

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

Research and Development Expenses. R&D expenses consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Share-Based Compensation. The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant. Restricted stock units are valued based on the closing price of the Company’s common stock on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances. Additionally, the Company has granted certain performance-based equity awards that vest upon the achievement of certain pre-defined Company-specific performance criteria. Expense related to these performance-based equity awards is generally recognized upon achievement of the specific performance criteria.

Investment Income, net. Investment income, net is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. The following table presents certain information related to the components of investment income (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest income	629	400	489
Realized gains, net	—	2	—

Total	$629	$402	$489

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

Due to the net loss position in 2014 and 2013, approximately 2.9 million and 2.1 million, respectively, of common share equivalents were excluded from the diluted common shares outstanding. At December 31, 2012, the Company had approximately 1.3 million of additional common share equivalents outstanding that were included in the diluted income per share calculation. For the years ended December 31, 2014, 2013 and 2012, there were employee stock options, calculated on a weighted average basis, to purchase 1.0 million, 0.3 million and 2.2 million shares of our common stock with an exercise price greater than the average market price of the underlying common shares.

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition. The amendments are based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for said goods or services. The Company is required to adopt the amendments beginning in 2017. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the impact that these amendments will have on its consolidated financial statements.

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

As of December 31, 2014, $500 million remains outstanding in future event based payments under the agreement. However, none of the remaining event based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company received funding for certain internal collaboration expenses which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds through the end of 2012. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of the Company’s agreement with AbbVie, the collaboration effort between the parties to advance GnRH Compounds towards commercialization was governed by a joint development committee with representatives from both the Company and AbbVie. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. The Company’s participation in the joint development committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the term of the joint development committee, which was completed, as scheduled, in December 2012. During 2012, the Company recorded $13.1 million in revenue related to completion of the collaborative development period which is included as part of sponsored research and development revenue.

There was no revenue recognized in 2014 or 2013 related to this collaboration. During the year ended December 31, 2012 the Company recognized $46.9 million in revenue under the AbbVie collaboration agreement, $29.1 million from the amortization of up-front license fees and $17.8 million from sponsored research and development.

Dainippon Sumitomo Pharma Co., Ltd. (DSP). In October 2007, the Company entered into an exclusive license agreement with DSP, under which the Company licensed rights to indiplon to DSP and agreed to collaborate with DSP on the development and commercialization of indiplon in Japan. Pursuant to the license agreement, among other things, the Company received an up-front license fee of $20 million. The Company is also eligible to receive additional event based payments upon specified future events related to the development and commercialization of indiplon in Japan. Should all event based payments be achieved, the Company may be entitled to payments totaling an additional $115 million. Event based payments under the DSP agreement do not meet the criteria of a milestone in accordance with the authoritative guidance as they are based on the performance of DSP. Additionally, the Company is entitled to royalties from DSP on future sales of indiplon in Japan. For each of the years ended December 31, 2013 and 2012, the Company recognized into revenue $2.9 million of the upfront license fee under the DSP agreement. All performance obligations pursuant to the contract were completed during 2013.

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

Investments at December 31, 2014 and 2013 consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013
Certificates of deposit	$17,438	$11,012
Commercial paper	7,498	4,997
Corporate debt securities	174,323	77,441
Securities of government-sponsored entities	1,028	7,500

Total investments	$200,287	$100,950

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$9,072	$—	$(6)	$9,066
Commercial paper	Less than 1	7,497	1	—	7,498
Corporate debt securities	Less than 1	145,321	5	(123)	145,203
Securities of government-sponsored entities	Less than 1	1,029	—	(1)	1,028

Total short-term available-for-sale securities		$162,919	$6	$(130)	$162,795

Classified as non-current assets:
Certificates of deposit	1 to 2	$8,400	$—	$(28)	$8,372
Corporate debt securities	1 to 2	29,245	—	(125)	29,120

Total long-term available-for-sale securities		$37,645	$—	$(153)	$37,492

December 31, 2013:
Classified as current assets:
Certificates of deposit	Less than 1	$11,018	$1	$(7)	$11,012
Commercial paper	Less than 1	4,997	—	—	4,997
Corporate debt securities	Less than 1	77,430	19	(8)	77,441
Securities of government-sponsored entities	Less than 1	7,500	—	—	7,500

Total short-term available-for-sale securities		$100,945	$20	$(15)	$100,950

(1)	Unrealized gains and losses are included in other comprehensive income.

The following table presents certain information related to sales and maturities of available-for-sale investments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Proceeds from sales/maturities of available-for-sale securities	$154,133	$151,283	$132,520
Gross realized gains on sales of available-for-sale securities	—	2	—
Gross realized losses on sales of available-for-sale securities	—	—	—
Gains reclassified out of accumulated other comprehensive (loss) income into earnings	—	—	—

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2014:
Certificates of deposit	$16,957	$(34)	$—	$—	$16,957	$(34)
Corporate debt securities	149,477	(248)	—	—	149,477	(248)
Securities of government-sponsored entities	1,028	(1)	—	—	1,028	(1)

Total	$167,462	$(283)	$—	$—	$167,462	$(283)

December 31, 2013:
Certificates of deposit	$9,802	$(7)	$—	$—	$9,802	$(7)
Corporate debt securities	29,919	(8)	—	—	29,919	(8)

Total	$39,721	$(15)	$—	$—	$39,721	$(15)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the years ended December 31, 2014 and 2013.

The Company’s assets which are measured at fair value on a recurring basis as of December 31, 2014 and 2013 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014:
Classified as current assets:
Cash and money market funds	$28.7	$28.7	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	7.5	—	7.5	—
Securities of government-sponsored entities	1.5	—	1.5	—
Corporate debt securities	147.0	—	147.0	—

Subtotal	193.8	37.8	156.0	—
Classified as long-term assets:
Certificates of deposit	13.2	13.2	—	—
Corporate debt securities	29.1	—	29.1	—

Total	236.1	51.0	185.1	—
Less cash, cash equivalents and restricted cash	(35.8)	(33.5)	(2.3)	—

Total investments	$200.3	$17.5	$182.8	$—

December 31, 2013:
Classified as current assets:
Cash and money market funds	$34.9	$34.9	$—	$—
Certificates of deposit	11.0	11.0	—	—
Commercial paper	5.0	—	5.0	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	87.4	—	87.4	—

Subtotal	145.8	45.9	99.9	—
Classified as long-term assets:
Certificates of deposit	4.4	4.4	—	—

Total	150.2	50.3	99.9	—
Less cash, cash equivalents and restricted cash	(49.2)	(39.3)	(9.9)	—

Total investments	$101.0	$11.0	$90.0	$—

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Tenant improvements	1,226	1,195
Furniture and fixtures	819	819
Equipment	29,208	28,089

	31,253	30,103
Less accumulated depreciation	(28,746)	(28,332)

Property and equipment, net	$2,507	$1,771

For each of the years ended December 31, 2014, 2013 and 2012, depreciation expense was $0.8 million, $0.7 million and $0.7 million, respectively. During 2014, 2013 and 2012, the Company recognized a (loss) gain of approximately ($4,000), $37,000 and $32,000, respectively, related to disposal of capital equipment.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2014 and 2013 consisted of the following (in thousands):

	2014	2013
Accrued employee related costs	$6,520	$3,403
Accrued development costs	1,706	1,387
Other accrued liabilities	3,282	3,165

	$11,508	$7,955

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $3.2 million, $3.1 million and $3.0 million, respectively, of the deferred gain and will recognize the remaining $17.6 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

Under the terms of the Lease and the Amendments, the Company pays base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. In lieu of a cash security deposit under the Lease, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $4.6 million, which is secured by a deposit of equal amount with the same bank. The Company also has the right to extend the Lease for two consecutive ten-year terms.

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

The following table sets forth changes to the accrued cease-use liability during 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Beginning balance	$3,096	$3,686
Payments	(418)	(590)

Ending balance	$2,678	$3,096

Rent Expense. Rent expense was $5.9 million for each of the years ended December 31, 2014, 2013 and 2012, respectively. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Lease Commitments. The Company leases its office and research laboratories under an operating lease with an initial term of twelve years, expiring at the end of 2019. Additionally, the Company’s facility lease agreement calls for it to maintain $50 million in cash and investments at all times, or to increase the security deposit by $5 million.

As of December 31, 2014, the total estimated future annual minimum lease payments under the Company’s non-cancelable building lease for the years ending after December 31, 2014 were as follows (in thousands):

Payment Amount
2015	$7,385
2016	7,606
2017	7,834
2018	8,070
2019	8,311
Thereafter	—

Total future minimum lease payments	$39,206

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

Licensing and Research Agreements. The Company has entered into inlicensing agreements with various universities and research organizations, which are generally cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed, in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the inlicensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. If all inlicensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $17 million over the lives of these agreements, in addition to royalties on sales of the affected products at rates ranging up to 5%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

Litigation. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company is not aware of any such proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

NOTE 8. SHARE-BASED COMPENSATION

Share-Based Compensation Plans. In May 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 8.5 million shares of Company common stock are authorized for issuance. The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards (RSUs), stock appreciation rights, performance stock awards, performance-based restricted stock units (PRSUs) and other forms of equity compensation.

The Company also issues stock options under the Neurocrine Biosciences, Inc. Inducement Plan to certain executive level employees. During 2014, 160,000 stock options were granted pursuant to such inducement plan. These stock option grants have a four year vesting period. The Company currently has approximately 0.2 million in stock options outstanding under such inducement plans.

As of December 31, 2014, approximately 2.7 million remained available for future grant awards under the 2011 Plan. Only share awards made under the 2011 Plan that are subsequently cancelled due to forfeiture or expiration are returned to the share pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of RSUs and PRSUs, and has 9.5 million shares of common stock reserved for such issuance as of December 31, 2014.

Vesting Provisions of Share-Based Compensation. Stock options generally have terms from seven to ten years from the date of grant, and generally vest over a three to four-year period. The maximum contractual term for all options granted from the 2011 Plan is ten years. RSUs granted under the 2011 Plan generally have vesting periods of four years. PRSUs granted under the 2011 Plan vest based on the achievement of certain pre-defined Company-specific performance criteria and expire five years from the grant date.

Share-Based Compensation. The compensation cost that has been included in the statement of comprehensive (loss) income for all share-based compensation arrangements is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
General and administrative expense	$5,167	$3,516	$2,746
Research and development expense	5,215	3,303	2,733

Share-based compensation expense	$10,382	$6,819	$5,479

Authoritative guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net tax loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

Stock Options. The exercise price of all options granted during the years ended December 31, 2014, 2013 and 2012 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three years ended December 31, 2014:

	Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.2%	1.4%	1.3%
Expected volatility of common stock	71%	76%	79%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	7.2 years	7.3 years	6.8 years

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model on the date of grant. The fair value of equity instruments that are ultimately expected to vest, net of estimated forfeitures, are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. Additionally, grants of stock options during the past three years have a contractual life of ten years, versus seven years for older option grants, and the vesting period for these same option grants has been extended to four years, which together have resulted in an increase in the expected option term. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2014 based on historical experience. Pre-vesting forfeitures for awards with annual vesting terms were also estimated at 0% in 2014 based on historical employee turnover experience. The effect of past restructurings has been excluded from the historical review of employee turnover. The effect of pre-vesting forfeitures for awards has historically been negligible on the Company’s recorded expense. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2014, 2013 and 2012, estimated as of the grant date using the Black-Scholes option valuation model, were $12.57, $6.55 and $6.05, respectively.

A summary of the status of the Company’s stock options as of December 31, 2014, 2013 and 2012 and of changes in options outstanding under the plans during the three years ended December 31, 2014 is as follows (in thousands, except for weighted average exercise price data):

	2014		2013		2012
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	5,853	$7.54	6,166	$7.62	5,315	$8.82
Granted/amended	1,089	18.41	771	9.24	1,446	8.50
Exercised	(1,135)	6.50	(904)	5.96	(209)	3.49
Canceled	(57)	56.83	(180)	25.68	(386)	29.66

Outstanding at December 31	5,750	$9.31	5,853	$7.54	6,166	$7.62

Options outstanding at December 31, 2014 have a weighted average remaining contractual term of 6.4 years.

For the year ended December 31, 2014, share-based compensation expense related to stock options was $7.8 million. As of December 31, 2014, there was approximately $14.7 million of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.7 years. As of December 31, 2014, there were approximately 4.2 million options exercisable with a weighted average exercise price of $7.55 and a weighted-average remaining contractual term of 5.6 years. The total intrinsic value, which is the amount by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2014, 2013, and 2012 was $14.3 million, $6.0 million and $943,000, respectively. As of December 31, 2014, the total intrinsic value of options outstanding and exercisable was $77.1 million and $64.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $5.6 million, $5.3 million and $0.7 million, respectively.

Restricted Stock Units. Certain employees receive RSUs under the 2011 Plan. The fair value of RSUs is based on the closing sale price of the Company’s common stock on the date of issuance. The total number of RSUs expected to vest is adjusted by estimated forfeiture rates, which has been based on historical experience of equity awards and historical employee turnover experience. The effect of pre-vesting forfeitures for awards has historically been negligible on the Company’s recorded expense and was estimated at 0% in 2014. The effect of past restructurings has been excluded from the historical review of employee turnover. For the year ended December 31, 2014, 2013 and 2012, share-based compensation expense related to RSUs was $2.6 million, $0.8 million, and $0, respectively. As of December 31, 2014, there was approximately $7.5 million of unamortized compensation cost related to RSUs, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.9 years.

The total intrinsic value of RSUs converted into common shares during the years ended December 31, 2014, 2013 and 2012 was $1.7 million, $0, and $0.4 million, respectively. The RSUs, at the election of eligible employees, may be subject to deferred delivery arrangement. The total intrinsic value of RSUs outstanding at December 31, 2014 was $15.0 million based on the Company’s closing stock price on that date.

A summary of the status of the Company’s RSUs as of December 31, 2014, 2013 and 2012 and of changes in RSUs outstanding under the plans for the three years ended December 31, 2014 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2014		2013		2012
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit
Restricted stock units outstanding at January 1	373	$8.65	—	$—	50	$5.88
Restricted stock units granted	389	19.59	379	8.65	—	—
Restricted stock units cancelled	—	—	(6)	8.65	—	—
Restricted stock units converted into common shares	(93)	8.65	—	—	(50)	5.88

Restricted stock units outstanding at December 31	669	$15.01	373	$8.65	—	$—

Performance-Based Restricted Stock Units. During the year ended December 31, 2014, the Company granted approximately 0.5 million PRSUs that vest based on the achievement of certain pre-defined Company-specific performance criteria and expire five years from the grant date. As the performance based criteria for vesting for the PRSUs is not currently probable, no associated expense has been recorded for the PRSUs during the year ended December 31, 2014. The total unrecognized estimated compensation expense related to these PRSUs is $9.3 million and is expected to be recognized when the performance condition have been achieved, which is when these events will become probable. The total intrinsic value of PRSUs outstanding at December 31, 2014 was $10.6 million based on the Company’s closing stock price on that date.

NOTE 9. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2014, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of our common stock at an offering price of $17.75 per share. The shares were sold pursuant to an automatic shelf registration statement filed with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

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

Shelf Registration Statement

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of December 31, 2014, the Company had sold 8.0 million shares under this shelf registration statement.

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

NOTE 10. INCOME TAXES

Under the FASB’s accounting guidance related to uncertain tax positions, among other things, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2014 or December 31, 2013, and has not recognized interest and/or penalties in the statement of comprehensive (loss) income for the year ended December 31, 2014.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1998 (federal)/1997 (California) and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

At December 31, 2014, the Company had deferred tax assets of $367.1 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. The Company has determined that no ownership changes have occurred through December 31, 2014.

At December 31, 2014, the Company had Federal and California income tax net operating loss carry forwards of approximately $668.3 million and $652.8 million, respectively. The Federal tax loss carry forwards will begin to expire in 2021, unless previously utilized.

The California net operating loss carry forwards will expire as follows (in thousands):

Year	Amount
2015	68,500
2016	113,400
2017	72,100
2018	140,600
2028 and beyond	258,200

In addition, the Company has Federal and California R&D tax credit carry forwards of $33.9 million and $23.6 million, respectively. The Federal research and development tax credit carry forwards begin expiring in 2018 and will continue to expire unless utilized. The California research and development tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $227,000, which will carry forward indefinitely. At December 31, 2014, approximately $26.5 million of the net operating loss carry forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are listed below. A valuation allowance of $367.1 million and $341.7 million at December 31, 2014 and 2013, respectively, has been recognized to offset the deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31 as of each respective year (in thousands):

	2014	2013
Deferred tax assets:
Net operating losses	$260,600	$246,500
Research and development credits	29,000	27,700
Capitalized research and development	45,700	34,500
Share-based compensation expense	6,900	5,200
Deferred revenue	800	800
Deferred gain on sales leaseback	7,200	8,500
Intangibles	10,600	13,200
Cease-use expense	1,100	1,300
Fixed assets	500	300
Other	4,700	3,700

Total deferred tax assets	367,100	341,700
Valuation allowance	(367,100)	(341,700)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2014, 2013 and 2012, due to the following (in thousands):

	2014	2013	2012
Federal income taxes at 35%	$(21,190)	$(16,131)	$1,759
State income tax, net of Federal benefit	(3,410)	(2,611)	406
Tax effect on non-deductible expenses	10	7	9
Share-based compensation expense	91	215	1,154
Expired tax attributes	315	151	327
Research credits	(1,882)	(3,458)	(428)
Change in valuation allowance	25,366	20,504	(4,061)
Uncertain tax positions	621	1,283	876
Other	79	40	(42)

	$—	$—	$—

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2014	2013	2012
Balance as of the beginning of the year	$23,131	$21,672	$20,237
Increases related to prior year tax positions	47	543	1,434
Increases related to current year tax positions	676	916	165
Expiration of the statute of limitations for the assessment of taxes	—	—	(164)

Balance as of the end of the year	$23,854	$23,131	$21,672

The Company, under authoritative guidance, excluded those deferred tax assets that are not more likely than not to be sustained under the technical merits of the tax position. These unrecognized tax benefits totaled $47,000 and $0.7 million for prior year tax positions and current year tax positions, respectively, as reflected in the tabular rollforward above.

As of December 31, 2014, the Company had $20.2 million of unrecognized tax benefits that, if recognized and realized, would effect the effective tax rate.

In the next twelve months, the Company does not expect a significant change in their unrecognized tax benefits.

NOTE 11. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $0.3 million, $0.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

NOTE 13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2014 and 2013 (unaudited, in thousands, except for per share data):

	Year Ended December 31,				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014:
Revenues	$—	$—	$—	$—	$—
Operating expenses	12,725	14,361	16,857	20,468	64,411
Net loss	(11,842)	(13,381)	(15,875)	(19,444)	(60,542)
Net loss per share:
Basic and Diluted	$(0.17)	$(0.18)	$(0.21)	$(0.26)	$(0.81)
Shares used in the calculation of net loss per share:
Basic and Diluted	70,260	75,879	75,948	76,139	74,577
2013:
Revenues	$730	$730	$729	$730	$2,919
Operating expenses	13,705	13,897	12,735	12,260	52,597
Net loss	(12,075)	(12,242)	(11,131)	(10,642)	(46,090)
Net loss per share:
Basic and Diluted	$(0.18)	$(0.18)	$(0.17)	$(0.16)	$(0.69)
Shares used in the calculation of net loss per share:
Basic and Diluted	66,600	66,799	67,199	67,346	66,989

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Neurocrine Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Neurocrine Biosciences, Inc. and our report dated February 9, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 9, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description
3.1	Certificate of Incorporation(13)

3.2	Certificate of Amendment to Certificate of Incorporation(13)

3.3	Bylaws, as amended(13)

4.1	Form of Common Stock Certificate(1)

10.1**	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement.(7)

10.2**	Form of Indemnity Agreement entered into between the Company and its officers and directors.(5)

10.3**	Employment Commencement Nonstatutory Stock Option Agreement dated October 31, 2005 between the Company and Christopher O’Brien.(4)

10.4	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.(9)

10.5	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of Kilroy Realty, L.P., as amended on November 20, 2014.

10.6**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.(3)

10.7	License agreement dated August 27, 1999 between the Company and the Mount Sinai School of Medicine of the City University of New York.(11)

10.8**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Timothy P. Coughlin.(3)

Exhibit Number	Description
10.9**	Amended and Restated Employment Agreement effective August 6, 2007 between the Company and Christopher F. O’Brien M.D.(6)

10.10**	Amended and Restated Employment Agreement effective August 23, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.(6)

10.11**	Amended and Restated Employment Agreement effective August 14, 2007 between the Company and Haig Bozigian, Ph.D.(6)

10.12**	2011 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder.(14)

10.13*	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company.(8)

10.14*	First Amendment to Collaboration and License Agreement dated August 31, 2011 between the Company and Abbott International Luxembourg S.à. r.l.(10)

10.15**	Form of Amendment to Employment Agreement for executive officers.(12)

10.16**	Neurocrine Biosciences, Inc. Inducement Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder.(2)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 4, 2014
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2005
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2009
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 11, 2008
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2010

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2011
(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2013
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 10, 2011
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2014
*	Confidential treatment has been granted with respect to certain portions of the exhibit.
**	Management contract or compensatory plan or arrangement.
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

Date: February 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2015

/s/ Timothy P. Coughlin Timothy P. Coughlin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2015

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 9, 2015

/s/ Gary A. Lyons Gary A. Lyons	Director	February 9, 2015

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 9, 2015

/s/ Joseph A. Mollica Joseph A. Mollica	Director	February 9, 2015

/s/ Corinne H. Nevinny Corinne H. Nevinny	Director	February 9, 2015

/s/ Richard F. Pops Richard F. Pops	Director	February 9, 2015

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 9, 2015