Form 10-Q
period 2015-03-31
NEUROCRINE BIOSCIENCES INC
filed 2015-04-30
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 85,417,797 as of April 24, 2015.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$170,262	$31,014
Short-term investments, available for sale	199,745	162,795
Receivables under collaboration agreements	30,030	—
Other current assets	4,916	4,394

Total current assets	404,953	198,203
Property and equipment, net	2,543	2,507
Long-term investments, available for sale	115,452	37,492
Restricted cash	4,831	4,831

Total assets	$527,779	$243,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,270	$246
Accrued liabilities	9,938	11,508
Current portion of cease-use liability	479	467
Current portion of deferred rent	152	119
Current portion of deferred gain on sale of real estate	3,348	3,324

Total current liabilities	15,187	15,664
Deferred gain on sale of real estate	13,468	14,322
Deferred revenue	10,231	—
Deferred rent	1,817	1,877
Cease-use liability	2,086	2,211
Other liabilities	260	260

Total liabilities	43,049	34,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 85,372,303 as of March 31, 2015 and 76,465,942 as of December 31, 2014	85	76
Additional paid-in capital	1,312,321	1,035,205
Accumulated other comprehensive loss	(179)	(277)
Accumulated deficit	(827,497)	(826,305)

Total stockholders’ equity	484,730	208,699

Total liabilities and stockholders’ equity	$527,779	$243,033

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
License fees	$19,769	$—

Total revenues	19,769	—
Operating expenses:
Research and development	16,575	8,572
General and administrative	5,482	4,153

Total operating expenses	22,057	12,725

Loss from operations	(2,288)	(12,725)
Other income:
Gain (loss) on sale/disposal of assets	9	(10)
Deferred gain on real estate	830	804
Investment income, net	257	89

Total other income	1,096	883

Net loss	$(1,192)	$(11,842)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.17)

Shares used in the calculation of net loss per common share:
Basic and diluted	80,349	70,260

Other comprehensive loss:
Net loss	$(1,192)	$(11,842)
Net unrealized gains/(losses) on available-for-sale securities	98	(199)

Comprehensive loss	$(1,094)	$(12,041)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,192)	$(11,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	178
Gain on sale of assets	(839)	(794)
Deferred revenues	10,231	—
Deferred rent	(27)	6
Amortization of premiums on investments	1,011	617
Non-cash share-based compensation expense	3,600	2,447
Change in operating assets and liabilities:
Accounts receivable under collaboration agreements and other assets	(30,552)	850
Accounts payable and accrued liabilities	(546)	(1,127)
Cease-use liability	(113)	(102)

Net cash used in operating activities	(18,183)	(9,767)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(159,221)	(108,907)
Sales and maturities of investments	43,398	43,391
Proceeds from sales of property and equipment	9	40
Purchases of property and equipment	(280)	(255)

Net cash used in investing activities	(116,094)	(65,731)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	273,525	136,241

Net cash provided by financing activities	273,525	136,241

Net increase in cash and cash equivalents	139,248	60,743
Cash and cash equivalents at beginning of the period	31,014	44,789

Cash and cash equivalents at end of the period	$170,262	$105,532

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The amended guidance as currently issued will be effective for the Company starting in 2017. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method as well as the effects the adoption will have on its consolidated financial statements.

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

2. REVENUE RECOGNITION AND SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Revenue Recognition Policy. The Company recognizes revenue for the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) services are rendered or products are delivered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Effective in 2011, the Company follows the Accounting Standards Codification (ASC) for Revenue Recognition - Multiple-Element Arrangements, if applicable, to determine the recognition of revenue under license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments the Company receives under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

The ASC provides guidance relating to the separation of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The selling prices of deliverables under an arrangement may be derived using vendor specific objective evidence (VSOE), third-party evidence, or a best estimate of selling price (BESP), if VSOE or third-party evidence is not available. For most pharmaceutical licensing and collaboration agreements, BESP is utilized. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the agreement. In validating the BESP, management considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as unearned revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

The Company typically receives up-front payments when licensing its intellectual property, which often occurs in conjunction with a research and development agreement. The Company recognizes revenue attributed to the license upon delivery, provided that the license has stand-alone value.

For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, the Company recognizes the portion of the payment allocable to delivered items as revenue when the specific milestone is achieved, and the contingency is removed.

Prior to the revised multiple element guidance, described above, adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. The Company assesses whether a milestone is substantive at the inception of each agreement.

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, the Company entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of NBI-98854 for movement disorders in Japan and other select Asian markets. Payments to the Company under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by the Company, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. The Company will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

Under the terms of the Company’s agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization in Japan and other select Asian markets is governed by a joint steering committee and joint development committee with representatives from both the Company and Mitsubishi Tanabe. There are no performance, cancellation, termination or refund provisions in the agreement that would have a material financial consequence to the Company. The Company does not directly control when event-based payments will be achieved or when royalty payments will begin. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to the Company. In such event, all NBI-98854 product rights for Japan and other select Asian markets would revert to the Company.

The Company has identified the following deliverables associated with the Mitsubishi Tanabe agreement: NBI-98854 technology license and existing know-how, development activities to be performed as part of the collaboration, and the manufacture of pharmaceutical products. The respective standalone value from each of these deliverables has been determined by applying the BESP method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of services.

As discussed above, the BESP method required the use of significant estimates. The Company used an income approach to estimate the selling price for the technology license and an expense approach for estimating development activities and the manufacture of pharmaceutical products. The development activities and the manufacture of pharmaceutical products are expected to be delivered throughout the duration of the agreement. The technology license and existing know-how was delivered on the effective date of the agreement.

For the quarter ended March 31, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

The Company evaluated the event-based payments under the Milestone Method and concluded only one immaterial event-based payment represents a substantive milestone. Event-based payments will be recognized when earned.

The Company is eligible to receive from Mitsubishi Tanabe tiered royalty payments based on product sales in Japan and other select Asian markets. Royalties will be recognized as earned in accordance with the terms of the agreement, when product sales are reported by Mitsubishi Tanabe, the amount can be reasonably estimated, and collectability is reasonably assured.

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. The Company has assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on the Company’s past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to the Company. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of March 31, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Investments consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Certificates of deposit	$16,521	$17,438
Commercial paper	11,943	7,498
Corporate debt securities	280,573	174,323
Securities of government sponsored entities	6,160	1,028

Total investments	$315,197	$200,287

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$9,320	$2	$(2)	$9,320
Commercial paper	Less than 1	11,948	6	(11)	11,943
Corporate debt securities	Less than 1	178,406	14	(91)	178,329
Securities of government-sponsored entities	Less than 1	153	—	—	153

Total short-term available-for-sale securities		$199,827	$22	$(104)	$199,745

Classified as non-current assets:
Certificates of deposit	1 to 2	$7,200	$2	$(1)	$7,201
Corporate debt securities	1 to 2	102,345	14	(115)	102,244
Securities of government-sponsored entities	1 to 2	6,004	3	—	6,007

Total long-term available-for-sale securities		$115,549	$19	$(116)	$115,452

December 31, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$9,072	$—	$(6)	$9,066
Commercial paper	Less than 1	7,497	1	—	7,498
Corporate debt securities	Less than 1	145,321	5	(123)	145,203
Securities of government-sponsored entities	Less than 1	1,029	—	(1)	1,028

Total short-term available-for-sale securities		$162,919	$6	$(130)	$162,795

Classified as non-current assets:
Certificates of deposit	1 to 2	$8,400	$—	$(28)	$8,372
Corporate debt securities	1 to 2	29,245	—	(125)	29,120

Total long-term available-for-sale securities		$37,645	$—	$(153)	$37,492

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2015:
Certificates of deposit	$6,437	$(3)	$240	$—	$6,677	$(3)
Commercial paper	4,974	(11)	—	—	4,974	(11)
Corporate debt securities	204,039	(192)	6,371	(14)	210,410	(206)

Total	$215,450	$(206)	$6,611	$(14)	$222,061	$(220)

December 31, 2014:
Certificates of deposit	$16,957	$(34)	$—	$—	$16,957	$(34)
Corporate debt securities	149,477	(248)	—	—	149,477	(248)
Securities of government-sponsored entities	1,028	(1)	—	—	1,028	(1)

Total	$167,462	$(283)	$—	$—	$167,462	$(283)

The primary objective of the Company’s investment portfolio is to enhance overall returns in an efficient manner while maintaining safety of principal, prudent levels of liquidity and acceptable levels of risk. The Company’s investment policy limits interest-bearing security investments to certain types of instruments issued by institutions with primarily investment grade credit ratings and places restrictions on maturities and concentration by asset class and issuer.

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2015 and December 31, 2014, the Company believes the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2015.

The Company’s assets which were measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015:
Classified as current assets:
Cash and money market funds	$136.4	$136.4	$—	$—
Certificates of deposit	9.3	9.3	—	—
Commercial paper	17.4	—	17.4	—
Securities of government-sponsored entities	0.2	—	0.2	—
Corporate debt securities	206.7	—	206.7	—

Subtotal	370.0	145.7	224.3	—
Classified as long-term assets:
Certificates of deposit	12.1	12.1	—	—
Corporate debt securities	102.2	—	102.2	—
Securities of government-sponsored entities	6.0	—	6.0	—

Total	490.3	157.8	332.5	—
Less cash, cash equivalents and restricted cash	(175.1)	(141.2)	(33.9)	—

Total investments	$315.2	$16.6	$298.6	$—

December 31, 2014:
Classified as current assets:
Cash and money market funds	$28.7	$28.7	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	7.5	—	7.5	—
Securities of government-sponsored entities	1.5	—	1.5	—
Corporate debt securities	147.0	—	147.0	—

Subtotal	193.8	37.8	156.0	—
Classified as long-term assets:
Certificates of deposit	13.2	13.2	—	—
Corporate debt securities	29.1	—	29.1	—

Total	236.1	51.0	185.1	—
Less cash, cash equivalents and restricted cash	(35.8)	(33.5)	(2.3)	—

Total investments	$200.3	$17.5	$182.8	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended March 31,
	2015	2014
General and administrative	$1.7	$1.2
Research and development	1.9	1.2

Total share-based compensation expense	$3.6	$2.4

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

As of March 31, 2015, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $26.3 million and $19.4 million, respectively, which is expected to be recognized over a weighted average period of approximately 3.2 years and 3.4 years, respectively. Additionally, the Company has approximately 0.5 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $11.0 million and is expected to be recognized at the point when the performance conditions have been achieved, which is when these events will become probable.

During the three months ended March 31, 2015 and 2014, stock options to purchase approximately 0.7 million and 0.4 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2015 and 2014 was approximately $2.8 million and $3.0 million, respectively. The Company also issued approximately 0.2 million and 0.1 million shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2015 and 2014, respectively.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.7 million and 0.8 million shares of the Company’s common stock during the three months ended March 31, 2015 and 2014, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the three months ended March 31, 2015 and 2014 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended March 31,
	2015	2014
Risk-free interest rate	1.6%	2.3%
Expected volatility of common stock	66.6%	71.3%
Dividend yield	0.0%	0.0%
Expected option term	6.7 years	7.1 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the three months ended March 31, 2015 and 2014, share-based compensation expense related to stock options was $2.4 million and $1.9 million, respectively.

Restricted Stock Units

During the three months ended March 31, 2015, the Company granted approximately 0.4 million RSUs that vest annually over a four year period. Additionally, during the three months ended March 31, 2015 and 2014, the Company granted 50,000 and 475,000 PRSUs, respectively. These PSRUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately five years from the grant date. As the performance based criteria for vesting for the PRSUs is not currently probable, no associated expense has been recorded for these PRSUs during the three months ended March 31, 2015. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of the RSU grant. For the three months ended March 31, 2015 and 2014, share-based compensation expense related to RSUs was $1.2 million and $0.5 million, respectively.

6. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2015, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

In February 2014, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statements

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of March 31, 2015, the Company had sold 16.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million. As of March 31, 2015, the Company had not sold any shares under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) with DMH Campus Investors, LLC (DMH) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.8 million of the deferred gain during each of the three month periods ended March 31, 2015 and 2014, respectively, and will recognize the remaining $16.8 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance	$2,678	$3,096
Payments	(113)	(102)

Ending balance	$2,565	$2,994

8. LOSS PER COMMON SHARE

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. In computing the diluted net loss, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs and PRSUs, are excluded from the diluted loss per share calculation because of their anti-dilutive effect.

For the three months ended March 31, 2015, the Company realized a net loss of $1.2 million. Potentially dilutive securities totaled approximately 3.9 million for the three months ended March 31, 2015. Options to purchase approximately 0.1 million shares of common stock were outstanding during the three months ended March 31, 2015 with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for the treatment of endometriosis and Phase II clinical studies for the treatment of uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders, currently in Phase III development. Additionally, in 2014 we advanced a third drug candidate into clinical development, our corticotropin releasing factor (CRF) receptor antagonist for the treatment of classic congenital adrenal hyperplasia (CAH). We intend to maintain certain commercial rights to our VMAT2 inhibitor and CRF antagonist programs to evolve into a fully-integrated pharmaceutical company.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We have assessed event-based payments under the revised authoritative guidance for R&D milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of March 31, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at a cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Under the terms of the agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization is governed by a joint steering committee and joint development committee with representatives from both Neurocrine and Mitsubishi Tanabe. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all NBI-98854 product rights in Japan and other select Asian markets would revert to us. During the first quarter of 2015, we have recorded revenues of $19.8 million related to the up-front license fee. In accordance with our continuing performance obligations, $10.2 million of the $30 million upfront payment is being deferred and recognized in future periods.

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

Revenue Recognition. We recognize revenue for the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) services are rendered or products are delivered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Effective in 2011, we follow the Accounting Standards Codification (ASC) for Revenue Recognition - Multiple-Element Arrangements and the ASC for Collaborative Arrangements, if applicable, to determine the recognition of revenue under our license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments we receive under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

The ASC provides guidance relating to the separation of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, we evaluate certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The selling prices of deliverables under an arrangement may be derived using vendor specific objective evidence (VSOE), third-party evidence, or a best estimate of selling price (BESP), if VSOE or third-party evidence is not available. For most pharmaceutical licensing and collaboration agreements, BESP is utilized. The objective of BESP is to determine the price at which the Company would transact a sale if the element within the agreement was sold on a standalone basis. Establishing BESP involves management’s judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the agreement. In validating the BESP, we consider whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as unearned revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

We typically receive up-front payments when licensing our intellectual property, which often occurs in conjunction with a research and development agreement. We recognize revenue attributed to the license upon delivery, provided that the license has stand-alone value.

For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, we recognize the portion of the payment allocable to delivered items as revenue when the specific milestone is achieved, and the contingency is removed.

Prior to the revised multiple element guidance, described above, adopted by us on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. We assess whether a milestone is substantive at the inception of each agreement.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended March 31, 2015 and 2014 was $3.6 million and $2.4 million, respectively.

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

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

License Fee Revenues

As discussed above, during the first quarter of 2015, we entered into collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million. During the first quarter of 2015, we have recorded revenues of $19.8 million related to the up-front license fee.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended March 31,
	2015	2014
	(In millions)
External development expense:
VMAT2	$5.2	$0.6
CRF	1.5	0.3
Other	0.3	0.2

Total external development expense	7.0	1.1
R&D personnel expense	6.6	4.7
R&D facility and depreciation expense	1.5	1.3
Other R&D expense	1.5	1.5

Total R&D expense	$16.6	$8.6

R&D expense increased by $8.0 million; from $8.6 million in the first quarter of 2014 to $16.6 million in the first quarter of 2015. The majority of this increase in R&D expense is due to a $5.9 million increase in external development expenses from 2014 to 2015. Our VMAT2 Phase III clinical program, which was initiated during the second half of 2014, is responsible for $4.6 million of the increase in external development expenses. Additionally, in late 2014 we announced a new program, our CRF antagonist for congenital adrenal hyperplasia which increased external development expenses by approximately $1.2 million. Approximately $1.9 million of the increase in R&D expense was due to higher R&D personnel related expense, primarily due to an increase in headcount coupled with a $0.7 million increase in share-based compensation.

General and Administrative

General and administrative expense increased to $5.5 million in the first quarter of 2015 compared with $4.2 million during the same period in 2014. The $1.3 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $1.0 million), with share-based compensation costs accounting for half of this increase. Additionally, external costs related to market research and other professional services were $0.1 million higher for the first quarter of 2015 when compared to the same period in 2014.

Net Loss

Our net loss for the first quarter of 2015 was $1.2 million, or a net loss of $0.01 per share, compared to a net loss of $11.8 million, or a net loss of $0.17 per share, during the same period in 2014. The decrease in our net loss from 2014 to 2015 was primarily a result of $19.8 million in revenue recognized from the up-front license fee from Mitsubishi Tanabe. This license fee revenue was offset by an increase in operating expenses of $9.3 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first three months of 2015 was $18.2 million compared to $9.8 million during the same period in 2014. The $8.4 million increase is primarily due to an increase in operating expenses of $9.3 million.

Net cash used in investing activities during the first three months of 2015 was $116.1 million compared to $65.7 million during the same period in 2014. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first three months of 2015 was $273.5 million compared to $136.2 million during the same period in 2014. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $270.7 million from our public offering of common stock in February 2015, compared to net proceeds of approximately $133.2 million from our public offering of common stock in February 2014. Stock option exercises yielded approximately $2.8 million and $3.0 million in cash proceeds during the first three months of 2015 and 2014, respectively.

At March 31, 2015, our cash, cash equivalents, and investments totaled $485.5 million compared with $231.3 million at December 31, 2014.

Equity Financing. In February 2015, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

In February 2014, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $17.75 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of March 31, 2015, we had sold 16.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of March 31, 2015, we had not sold any shares under this shelf registration statement.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on March 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The ASU defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for us starting in 2017. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with the collaboration and license agreement entered into with Mitsubishi Tanabe in March 2015, we have developed additional internal controls over our process for accounting for revenue generating contracts. Except for these additional controls, our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

*We depend on our current collaborators, and may need to enter into future collaborations to develop and commercialize certain of our product candidates.

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

In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe to develop and commercialize NBI-98854 in Japan and other select Asian markets. We will rely on Mitsubishi Tanabe to achieve certain development, regulatory and commercial milestones which, if achieved, could generate significant future revenue for us. Our collaboration with Mitsubishi Tanabe is subject to risks and uncertainties similar to those described above. In addition, we may need to enter into other collaborations to assist in the development and commercialization of other product candidates we are developing now or may develop in the future, and any such future collaborations would be subject to similar risks and uncertainties.

These issues and possible disagreements with AbbVie, Mitsubishi Tanabe or any future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $12.00 per share to approximately $45.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

10.1**	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Confidential treatment has been requested with respect to certain parts of the exhibit.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: April 30, 2015	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)