Form 10-Q
period 2015-06-30
NEUROCRINE BIOSCIENCES INC
filed 2015-07-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 85,873,191 as of July 24, 2015.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$132,070	$31,014
Short-term investments, available for sale	252,650	162,795
Other current assets	4,696	4,394

Total current assets	389,416	198,203
Property and equipment, net	2,802	2,507
Long-term investments, available for sale	114,172	37,492
Restricted cash	4,815	4,831

Total assets	$511,205	$243,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,035	$246
Accrued liabilities	12,392	11,508
Current portion of cease-use liability	556	467
Current portion of deferred rent	197	119
Current portion of deferred gain on sale of real estate	3,373	3,324

Total current liabilities	17,553	15,664
Deferred gain on sale of real estate	12,614	14,322
Deferred revenue	10,231	—
Deferred rent	1,852	1,877
Cease-use liability	1,770	2,211
Other liabilities	245	260

Total liabilities	44,265	34,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 85,750,371 as of June 30, 2015 and 76,465,942 as of December 31, 2014	86	76
Additional paid-in capital	1,318,742	1,035,205
Accumulated other comprehensive loss	(404)	(277)
Accumulated deficit	(851,484)	(826,305)

Total stockholders’ equity	466,940	208,699

Total liabilities and stockholders’ equity	$511,205	$243,033

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
License fees	$—	$—	$19,769	$—

Total revenues	—	—	19,769	—
Operating expenses:
Research and development	18,719	10,161	35,294	18,733
General and administrative	6,603	4,200	12,085	8,353

Total operating expenses	25,322	14,361	47,379	27,086

Loss from operations	(25,322)	(14,361)	(27,610)	(27,086)
Other income:
Gain/(loss) on sale/disposal of assets	—	5	9	(5)
Deferred gain on real estate	829	805	1,659	1,609
Investment income, net	506	167	763	256
Other income, net	—	3	—	3

Total other income	1,335	980	2,431	1,863

Net loss	$(23,987)	$(13,381)	$(25,179)	$(25,223)

Net loss per common share:
Basic and diluted	$(0.28)	$(0.18)	$(0.30)	$(0.35)

Shares used in the calculation of net loss per common share:
Basic and diluted	85,518	75,879	82,947	73,085

Other comprehensive loss:
Net loss	$(23,987)	$(13,381)	$(25,179)	$(25,223)
Net unrealized (losses)/gains on available-for-sale securities	(225)	68	(127)	(131)

Comprehensive loss	$(24,212)	$(13,313)	$(25,306)	$(25,354)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,179)	$(25,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	495	386
Gain on sale of assets	(1,668)	(1,604)
Deferred revenues	10,231	—
Deferred rent	53	12
Amortization of premiums on investments	2,579	1,594
Non-cash share-based compensation expense	8,263	5,274
Change in operating assets and liabilities:
Other current assets	(302)	(196)
Accounts payable and accrued liabilities	1,673	229
Cease-use liability	(352)	(204)
Other non-current liabilities	(15)	—

Net cash used in operating activities	(4,222)	(19,732)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(286,860)	(208,337)
Sales and maturities of investments	117,619	85,069
Proceeds from sales of property and equipment	9	45
Deposits and restricted cash	16	—
Purchases of property and equipment	(790)	(904)

Net cash used in investing activities	(170,006)	(124,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	275,284	136,515

Net cash provided by financing activities	275,284	136,515

Net increase (decrease) in cash and cash equivalents	101,056	(7,344)
Cash and cash equivalents at beginning of the period	31,014	44,789

Cash and cash equivalents at end of the period	$132,070	$37,445

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

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The amended guidance as currently issued will be effective for the Company starting in 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the adoption method it will implement, as well as the effects the adoption will have on its consolidated financial statements.

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

Effective in 2011, the Company follows the Accounting Standards Codification (ASC) for Revenue Recognition - Multiple-Element Arrangements, if applicable, to determine the recognition of revenue under license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to the Company’s intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments the Company receives under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

The ASC provides guidance relating to the separation of deliverables included in an arrangement into different units of accounting and the allocation of consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

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

Prior to the revised multiple element guidance, described above, adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC (Milestone Method). Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. The Company assesses whether a milestone is substantive at the inception of each agreement.

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

For the six months ended June 30, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone (GnRH) antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. The Company has assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on the Company’s past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to the Company. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of June 30, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Investments consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Certificates of deposit	$13,890	$17,438
Commercial paper	23,904	7,498
Corporate debt securities	324,192	174,323
Securities of government sponsored entities	4,836	1,028

Total investments	$366,822	$200,287

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$9,560	$6	$(1)	$9,565
Commercial paper	Less than 1	23,903	9	(8)	23,904
Corporate debt securities	Less than 1	214,459	5	(119)	214,345
Securities of government-sponsored entities	Less than 1	4,843	—	(7)	4,836

Total short-term available-for-sale securities		$252,765	$20	$(135)	$252,650

Classified as non-current assets:
Certificates of deposit	1 to 2	$4,320	$5	$—	$4,325
Corporate debt securities	1 to 2	110,141	1	(295)	109,847

Total long-term available-for-sale securities		$114,461	$6	$(295)	$114,172

December 31, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$9,072	$—	$(6)	$9,066
Commercial paper	Less than 1	7,497	1	—	7,498
Corporate debt securities	Less than 1	145,321	5	(123)	145,203
Securities of government-sponsored entities	Less than 1	1,029	—	(1)	1,028

Total short-term available-for-sale securities		$162,919	$6	$(130)	$162,795

Classified as non-current assets:
Certificates of deposit	1 to 2	$8,400	$—	$(28)	$8,372
Corporate debt securities	1 to 2	29,245	—	(125)	29,120

Total long-term available-for-sale securities		$37,645	$—	$(153)	$37,492

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2015:
Certificates of deposit	$199	$(1)	$—	$—	$199	$(1)
Commercial paper	11,452	(8)	—	—	11,452	(8)
Corporate debt securities	283,310	(407)	4,803	(7)	288,113	(414)
Securities of government-sponsored entities	4,684	(7)	—	—	4,684	(7)

Total	$299,645	$(423)	$4,803	$(7)	$304,448	$(430)

December 31, 2014:
Certificates of deposit	$16,957	$(34)	$—	$—	$16,957	$(34)
Corporate debt securities	149,477	(248)	—	—	149,477	(248)
Securities of government-sponsored entities	1,028	(1)	—	—	1,028	(1)

Total	$167,462	$(283)	$—	$—	$167,462	$(283)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2015 and December 31, 2014, the Company believes the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2015.

The Company’s assets which were measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015:
Classified as current assets:
Cash and money market funds	$129.6	$129.6	$—	$—
Certificates of deposit	9.6	9.6	—	—
Commercial paper	23.9	—	23.9	—
Securities of government-sponsored entities	4.8	—	4.8	—
Corporate debt securities	216.9	—	216.9	—

Subtotal	384.8	139.2	245.6	—
Classified as long-term assets:
Certificates of deposit	9.1	9.1	—	—
Corporate debt securities	109.8	—	109.8	—

Total	503.7	148.3	355.4	—
Less cash, cash equivalents and restricted cash	(136.9)	(134.3)	(2.6)	—

Total investments	$366.8	$14.0	$352.8	$—

December 31, 2014:
Classified as current assets:
Cash and money market funds	$28.7	$28.7	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	7.5	—	7.5	—
Securities of government-sponsored entities	1.5	—	1.5	—
Corporate debt securities	147.0	—	147.0	—

Subtotal	193.8	37.8	156.0	—
Classified as long-term assets:
Certificates of deposit	13.2	13.2	—	—
Corporate debt securities	29.1	—	29.1	—

Total	236.1	51.0	185.1	—
Less cash, cash equivalents and restricted cash	(35.8)	(33.5)	(2.3)	—

Total investments	$200.3	$17.5	$182.8	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
General and administrative	$2.4	$1.4	$4.1	$2.6
Research and development	2.3	1.5	$4.2	$2.7

Total share-based compensation expense	$4.7	$2.9	$8.3	$5.3

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

As of June 30, 2015, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $31.4 million and $19.6 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 3.1 years, respectively. Additionally, the Company has approximately 0.5 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $11.0 million and is expected to be recognized beginning at the point when the events will become probable.

During the six months ended June 30, 2015 and 2014, stock options to purchase approximately 1.1 million and 0.5 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2015 and 2014 was approximately $4.6 million and $3.3 million, respectively. The Company also issued approximately 0.2 million and 0.1 million shares of common stock pursuant to the vesting of RSUs during the six months ended June 30, 2015 and 2014, respectively.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.0 million and 0.9 million shares of the Company’s common stock during the six months ended June 30, 2015 and 2014, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30, 2015 and 2014 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.8%	2.1%	1.6%	2.3%
Expected volatility of common stock	66.3%	70.6%	66.5%	71.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	6.6 years	7.3 years	6.7 years	7.1 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the six months ended June 30, 2015 and 2014, share-based compensation expense related to stock options was $5.5 million and $4.1 million, respectively.

Restricted Stock Units

During each of the six months ended June 30, 2015 and 2014, the Company granted approximately 0.4 million RSUs that generally vest annually over a four year period. Additionally, during the six months ended June 30, 2015 and 2014, the Company granted 50,000 and 475,000 PRSUs, respectively. These PSRUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately five years from the grant date. As the performance based criteria for vesting for the PRSUs is not currently probable, no associated expense has been recorded for these PRSUs during the six months ended June 30, 2015. The fair value of RSUs is estimated based on the closing sale price of the Company’s common stock on the date of the RSU grant. For the six months ended June 30, 2015 and 2014, share-based compensation expense related to RSUs was $2.8 million and $1.2 million, respectively.

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

Shelf Registration Statements

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of June 30, 2015, the Company had sold 16.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million. As of June 30, 2015, the Company had not sold any shares under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $1.7 million and $1.6 million of the deferred gain during the six month periods ended June 30, 2015 and 2014, respectively, and will recognize the remaining $16.0 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of June 30, 2015, the Company has entered into three sublease agreements for approximately 34,000 square feet of the Rear Building. These subleases are expected to result in approximately $1.3 million of rental income in 2016 with this sublease rental income being recorded as an offset to rent expense. The income generated under these subleases is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the subleases and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The subleases provide various options to extend for additional one-year renewal periods. The current terms each of these three subleases expire in August 2015, February 2017 and March 2018. In August 2015, when one of the subleases expires, the 3,322 of square feet subject to this sublease will be utilized by the Company.

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$2,565	$2,994	$2,678	$3,096
Change in estimate	(87)	—	(87)	—
Payments	(152)	(102)	(265)	(204)

Ending balance	$2,326	$2,892	$2,326	$2,892

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

For the three and six months ended June 30, 2015, the Company realized a net loss of $24.0 million and $25.2 million, respectively. Potentially dilutive securities totaled approximately 4.1 million and 4.0 million, for the three and six months ended June 30, 2015, respectively. Options to purchase approximately 0.2 million and 0.3 million shares of common stock were outstanding during the three and six months ended June 30, 2015, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and six months ended June 30, 2014, the Company realized a net loss of $13.4 million and $25.2 million, respectively. Potentially dilutive securities totaled approximately 2.6 million and 2.8 million, for the three and six months ended June 30, 2014, respectively. Options to purchase approximately 0.9 million shares of common stock were outstanding during each of the three and six month periods ended June 30, 2014, with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2015.

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

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for the treatment of endometriosis and Phase II clinical studies for the treatment of uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders, currently in Phase III development. We intend to maintain certain commercial rights to our VMAT2 inhibitor and other programs to evolve into a fully-integrated pharmaceutical company.

During the quarter ended June 30, 2015, we suspended two planned clinical studies of our CRF Antagonist, NBI-77860, due to previously unobserved pre-clinical findings.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We have assessed event-based payments under the revised authoritative guidance for R&D milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of June 30, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at a cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Under the terms of the agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization is governed by a joint steering committee and joint development committee with representatives from both Neurocrine and Mitsubishi Tanabe. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all NBI-98854 product rights in Japan and other select Asian markets would revert to us. During the first half of 2015, we have recorded revenues of $19.8 million related to the up-front license fee. In accordance with our continuing performance obligations, $10.2 million of the $30 million upfront payment is being deferred and recognized in future periods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenues under collaborative research agreements and grants, clinical trial accruals (R&D expense) and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended June 30, 2015 and 2014 was $4.7 million and $2.9 million, respectively. For the six months ended June 30, 2015 and 2014, we recognized share-based compensation expense of $8.3 million and $5.3 million, respectively.

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

Stock option awards and RSUs generally vest over a four year period and the corresponding expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved.

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

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended June 30,
	2015	2014
	(In millions)
External development expense:
VMAT2	$6.6	$1.4
Corticotropin-Releasing Factor (CRF)	1.0	0.5
Other	0.2	0.6

Total external development expense	7.8	2.5
R&D personnel expense	7.1	4.7
R&D facility and depreciation expense	1.4	1.4
Other R&D expense	2.4	1.6

Total R&D expense	$18.7	$10.2

R&D expense increased by $8.5 million; from $10.2 million in the second quarter of 2014 to $18.7 million in the second quarter of 2015. The majority of this increase in R&D expense is due to a $5.3 million increase in external development expenses from 2014 to 2015. Our VMAT2 Phase III clinical program, which was initiated during the second half of 2014, is responsible for the majority of the increase in external development expenses. Approximately $2.4 million of the increase in R&D expense was due to higher R&D personnel related expense, primarily due to an increase in headcount coupled with a $0.8 million increase in share-based compensation expense. Other R&D expense also increased by $0.8 million from 2014 to 2015 primarily due to external consulting expenses as we expanded our efforts on the New Drug Application (NDA) for NBI-98854 in tardive dyskinesia.

General and Administrative

General and administrative expense increased to $6.6 million in the second quarter of 2015 compared with $4.2 million during the same period in 2014. The $2.4 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $1.7 million), with share-based compensation expenses accounting for $1.0 million of the increase. Additionally, external costs related to market research, licensing and other professional services were $0.7 million higher for the second quarter of 2015 when compared to the same period in 2014.

Net Loss

Our net loss for the second quarter of 2015 was $24.0 million, or a net loss of $0.28 per share, compared to a net loss of $13.4 million, or a net loss of $0.18 per share, during the same period in 2014. The increase in our net loss from 2014 to 2015 was a result of the above mentioned higher expenses.

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

License Fee Revenues

As discussed above, during the first quarter of 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million. During the first half of 2015, we recorded revenues of $19.8 million related to the up-front license fee.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Six Months Ended June 30,
	2015	2014
	(In millions)
External development expense:
VMAT2	$11.7	$2.0
CRF	2.5	0.9
Other	0.6	0.7

Total external development expense	14.8	3.6
R&D personnel expense	13.7	9.4
R&D facility and depreciation expense	2.9	2.7
Other R&D expense	3.9	3.0

Total R&D expense	$35.3	$18.7

The $16.6 million increase in six-month R&D expenses from 2014 to 2015 was primarily due to a $9.7 million increase in external development expenses related to our VMAT2 Phase III clinical program, which was initiated during the second half of 2014. The $4.3 million increase in R&D personnel related expenses was due to increased headcount coupled with a $1.5 million increase in share-based compensation expense. Other R&D expense also increased by $0.9 million from 2014 to 2015 primarily due to external consulting expenses as we expanded our efforts on the NDA for NBI-98854 in tardive dyskinesia.

General and Administrative

General and administrative expense increased to $12.1 million in the first half of 2015 compared with $8.4 million during the same period in 2014. The increase in general and administrative expense is primarily due to a $2.7 million increase in personnel related costs, of which $1.5 million was related to higher share-based compensation expenses. Increases in market research, licensing and other professional fees accounted for $1.0 million the increase in general and administrative expenses from 2014 to 2015.

Net Loss

Our net loss for the first half of 2015 and 2014 was $25.2 million. Although 2015 revenue increased by $19.8 million due to the up-front license fee from Mitsubishi Tanabe. This revenue increase was offset by an increase in 2015 operating expenses of $20.3 million. Additionally, we realized an increase in other income of approximately $0.6 million, period to period, primarily associated with increased interest income due to higher investment principal balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first six months of 2015 was $4.2 million compared to $19.7 million during the same period in 2014. The $15.5 million change in cash flows from operating activities is primarily due to a $30 million up-front payment from Mitsubishi Tanabe received in the second quarter of 2015. This up-front payment was offset by an increase in operating expenses of approximately $20.3 million, however approximately $3.0 million of this increase in expenses consisted of non-cash share-based compensation expense.

Net cash used in investing activities during the first six months of 2015 was $170.0 million compared to $124.1 million during the same period in 2014. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first six months of 2015 was $275.3 million compared to $136.5 million during the same period in 2014. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $270.7 million from our public offering of common stock in February 2015, compared to net proceeds of approximately $133.2 million from our public offering of common stock in February 2014. Stock option exercises yielded approximately $4.6 million and $3.3 million in cash proceeds during the first six months of 2015 and 2014, respectively.

At June 30, 2015, our cash, cash equivalents, and investments totaled $498.9 million compared with $231.3 million at December 31, 2014.

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

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of June 30, 2015, we had sold 16.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of June 30, 2015, we had not sold any shares under this shelf registration statement.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on June 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU), “Revenue from Contracts with Customers,” which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The ASU defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The ASU as currently issued will be effective for us starting in 2018. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method we will implement as well as the effects the adoption will have on our consolidated financial statements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officers, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $13.00 per share to approximately $56.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

10.1**	Neurocrine Biosciences, Inc. Inducement Plan and form of stock option agreement and restricted stock unit agreement.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Management contract or compensatory plan or arrangement

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: July 29, 2015	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)