Form 10-Q
period 2015-09-30
NEUROCRINE BIOSCIENCES INC
filed 2015-10-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,196,628 as of October 23, 2015.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$66,378	$31,014
Short-term investments, available for sale	310,467	162,795
Other current assets	5,940	4,394

Total current assets	382,785	198,203
Property and equipment, net	2,874	2,507
Long-term investments, available for sale	101,986	37,492
Restricted cash	4,791	4,831

Total assets	$492,436	$243,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,197	$246
Accrued liabilities	14,514	11,508
Current portion of cease-use liability	481	467
Current portion of deferred rent	232	119
Current portion of deferred gain on sale of real estate	3,398	3,324

Total current liabilities	19,822	15,664
Deferred gain on sale of real estate	11,761	14,322
Deferred revenue	10,231	—
Deferred rent	1,789	1,877
Cease-use liability	1,670	2,211
Other liabilities	220	260

Total liabilities	45,493	34,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 85,884,128 as of September 30, 2015 and 76,465,942 as of December 31, 2014	86	76
Additional paid-in capital	1,333,385	1,035,205
Accumulated other comprehensive loss	(609)	(277)
Accumulated deficit	(885,919)	(826,305)

Total stockholders’ equity	446,943	208,699

Total liabilities and stockholders’ equity	$492,436	$243,033

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
License fees	$—	$—	$19,769	$—

Total revenues	—	—	19,769	—
Operating expenses:
Research and development	24,388	12,194	59,682	30,927
General and administrative	11,456	4,663	23,541	13,016

Total operating expenses	35,844	16,857	83,223	43,943

Loss from operations	(35,844)	(16,857)	(63,454)	(43,943)
Other income:
Gain/(loss) on sale/disposal of assets	—	1	9	(4)
Deferred gain on real estate	828	805	2,487	2,414
Investment income, net	581	176	1,344	432
Other income, net	—	—	—	3

Total other income	1,409	982	3,840	2,845

Net loss	$(34,435)	$(15,875)	$(59,614)	$(41,098)

Net loss per common share:
Basic and diluted	$(0.40)	$(0.21)	$(0.71)	$(0.56)

Shares used in the calculation of net loss per common share:
Basic and diluted	85,856	75,948	83,927	74,050

Other comprehensive loss:
Net loss	$(34,435)	$(15,875)	$(59,614)	$(41,098)
Net unrealized losses on available-for-sale securities	(205)	(81)	(332)	(212)

Comprehensive loss	$(34,640)	$(15,956)	$(59,946)	$(41,310)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,614)	$(41,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	739	603
Gain on sale of assets	(2,496)	(2,410)
Deferred revenues	10,231	—
Deferred rent	25	19
Amortization of premiums on investments	4,311	2,745
Non-cash share-based compensation expense	22,166	7,938
Change in operating assets and liabilities:
Other current assets	(1,546)	(1,471)
Accounts payable and accrued liabilities	3,957	2,151
Cease-use liability	(527)	(308)
Other non-current liabilities	(40)	—

Net cash used in operating activities	(22,794)	(31,831)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(376,437)	(241,156)
Sales and maturities of investments	159,628	121,373
Proceeds from sales of property and equipment	9	45
Deposits and restricted cash	40	—
Purchases of property and equipment	(1,106)	(1,173)

Net cash used in investing activities	(217,866)	(120,911)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	276,024	136,999

Net cash provided by financing activities	276,024	136,999

Net increase (decrease) in cash and cash equivalents	35,364	(15,743)
Cash and cash equivalents at beginning of the period	31,014	44,789

Cash and cash equivalents at end of the period	$66,378	$29,046

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

Since 2011, the Company has followed the Accounting Standards Codification (ASC) for Revenue Recognition - Multiple-Element Arrangements, if applicable, to determine the recognition of revenue under license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to the Company’s intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments the Company receives under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

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

For the nine months ended September 30, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. The Company has assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on the Company’s past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to the Company. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of September 30, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Investments consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Certificates of deposit	$11,773	$17,438
Commercial paper	23,939	7,498
Corporate debt securities	371,671	174,323
Securities of government sponsored entities	5,070	1,028

Total investments	$412,453	$200,287

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$11,040	$12	$—	$11,052
Commercial paper	Less than 1	23,934	9	(4)	23,939
Corporate debt securities	Less than 1	270,468	36	(98)	270,406
Securities of government-sponsored entities	Less than 1	5,071	—	(1)	5,070

Total short-term available-for-sale securities		$310,513	$57	$(103)	$310,467

Classified as non-current assets:
Certificates of deposit	1 to 2	$720	$1	$—	$721
Corporate debt securities	1 to 2	101,829	1	(565)	101,265

Total long-term available-for-sale securities		$102,549	$2	$(565)	$101,986

December 31, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$9,072	$—	$(6)	$9,066
Commercial paper	Less than 1	7,497	1	—	7,498
Corporate debt securities	Less than 1	145,321	5	(123)	145,203
Securities of government-sponsored entities	Less than 1	1,029	—	(1)	1,028

Total short-term available-for-sale securities		$162,919	$6	$(130)	$162,795

Classified as non-current assets:
Certificates of deposit	1 to 2	$8,400	$—	$(28)	$8,372
Corporate debt securities	1 to 2	29,245	—	(125)	29,120

Total long-term available-for-sale securities		$37,645	$—	$(153)	$37,492

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents information about available-for-sale investments in an unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2015:
Commercial paper	7,979	(4)	—	—	7,979	(4)
Corporate debt securities	230,088	(662)	5,590	(1)	235,678	(663)
Securities of government-sponsored entities	4,919	(1)	—	—	4,919	(1)

Total	$242,986	$(667)	$5,590	$(1)	$248,576	$(668)

December 31, 2014:
Certificates of deposit	$16,957	$(34)	$—	$—	$16,957	$(34)
Corporate debt securities	149,477	(248)	—	—	149,477	(248)
Securities of government-sponsored entities	1,028	(1)	—	—	1,028	(1)

Total	$167,462	$(283)	$—	$—	$167,462	$(283)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2015 and December 31, 2014, the Company believes the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2015.

The Company’s assets which were measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Classified as current assets:
Cash and money market funds	$64.0	$64.0	$—	$—
Certificates of deposit	11.1	11.1	—	—
Commercial paper	23.9	—	23.9	—
Securities of government-sponsored entities	5.1	—	5.1	—
Corporate debt securities	272.8	—	272.8	—

Subtotal	376.9	75.1	301.8	—
Classified as long-term assets:
Certificates of deposit	5.5	5.5	—	—
Corporate debt securities	101.3	—	101.3	—

Total	483.7	80.6	403.1	—
Less cash, cash equivalents and restricted cash	(71.2)	(68.8)	(2.4)	—

Total investments	$412.5	$11.8	$400.7	$—

December 31, 2014:
Classified as current assets:
Cash and money market funds	$28.7	$28.7	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	7.5	—	7.5	—
Securities of government-sponsored entities	1.5	—	1.5	—
Corporate debt securities	147.0	—	147.0	—

Subtotal	193.8	37.8	156.0	—
Classified as long-term assets:
Certificates of deposit	13.2	13.2	—	—
Corporate debt securities	29.1	—	29.1	—

Total	236.1	51.0	185.1	—
Less cash, cash equivalents and restricted cash	(35.8)	(33.5)	(2.3)	—

Total investments	$200.3	$17.5	$182.8	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
General and administrative	$7.5	$1.3	$11.6	$3.9
Research and development	6.4	1.4	$10.6	$4.0

Total share-based compensation expense	$13.9	$2.7	$22.2	$7.9

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

As of September 30, 2015, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $30.5 million and $18.0 million, respectively, which is expected to be recognized ratably over a weighted average period of approximately 2.7 years and 2.9 years, respectively. Additionally, the Company has certain PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $2.7 million and is expected to be recognized ratably over the estimated period to meeting the performance criteria.

During the nine months ended September 30, 2015 and 2014, stock options to purchase approximately 1.2 million and 0.6 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2015 and 2014 was approximately $5.3 million and $3.8 million, respectively. The Company also issued approximately 0.2 million and 0.1 million shares of common stock pursuant to the vesting of RSUs during the nine months ended September 30, 2015 and 2014, respectively. In October 2015, the Company issued approximately 0.3 million shares of common stock pursuant to the meeting of certain performance conditions related to PRSUs.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.1 million and 0.9 million shares of the Company’s common stock during the nine months ended September 30, 2015 and 2014, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2015 and 2014 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.8%	—	1.7%	2.3%
Expected volatility of common stock	65.8%	—	66.5%	71.2%
Dividend yield	0.0%	—	0.0%	0.0%
Expected option term	6.6 years	—	6.7 years	7.1 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the nine months ended September 30, 2015 and 2014, share-based compensation expense related to stock options was $9.4 million and $6.0 million, respectively.

Restricted Stock Units

During each of the nine months ended September 30, 2015 and 2014, the Company granted approximately 0.4 million RSUs that generally vest annually over a four year period. Additionally, during the nine months ended September 30, 2015 and 2014, the Company granted 50,000 and 475,000 PRSUs, respectively. These PSRUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately five years from the grant date. The fair value of RSUs and PRSUs are estimated based on the closing sale price of the Company’s common stock on the date of the grant. For the nine months ended September 30, 2015 and 2014, share-based compensation expense related to RSUs was $4.4 million and $1.9 million, respectively. During the third quarter of 2015, the Company recognized approximately $8.3 million in expense related to PRSUs as it became probable the predefined performance conditions would be met mainly due to the Phase III results of the Kinect 3 clinical study.

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

Shelf Registration Statements

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of September 30, 2015, the Company had sold 16.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by the Company in November 2012. The shelf registration statement allows the Company to issue shares of its common stock from time to time for an aggregate initial offering price of up to $150 million. As of September 30, 2015, the Company had not sold any shares under this shelf registration statement. This shelf registration statement will cease to be effective during the fourth quarter of 2015.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $2.5 million and $2.4 million of the deferred gain during the nine month periods ended September 30, 2015 and 2014, respectively, and will recognize the remaining $15.2 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of September 30, 2015, the Company has two sublease agreements for approximately 30,000 square feet of the Rear Building. These subleases are expected to result in approximately $1.1 million of rental income in 2016 with this sublease rental income being recorded as an offset to rent expense. The income generated under these subleases is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the subleases and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The subleases provide various options to extend for additional one-year renewal periods. The current terms each of these two subleases expire in February 2017 and March 2018.

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$2,326	$2,892	$2,678	$3,096
Change in estimate	—	—	(87)	—
Payments	(175)	(104)	(440)	(308)

Ending balance	$2,151	$2,788	$2,151	$2,788

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

For the three and nine months ended September 30, 2015, the Company realized a net loss of $34.4 million and $59.6 million, respectively. Potentially dilutive securities totaled approximately 4.2 million and 4.0 million, for the three and nine months ended September 30, 2015, respectively. Options to purchase approximately 0.1 million and 0.3 million shares of common stock were outstanding during the three and nine months ended September 30, 2015, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and nine months ended September 30, 2014, the Company realized a net loss of $15.9 million and $41.1 million, respectively. Potentially dilutive securities totaled approximately 2.8 million for each of the three and nine month periods ended September 30, 2014. Options to purchase approximately 0.9 million shares of common stock were outstanding during each of the three and nine month periods ended September 30, 2014, with an exercise price greater than the average market price of the underlying common shares.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2015 and June 30, 2015.

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

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We have assessed event-based payments under the revised authoritative guidance for R&D milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of September 30, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at a cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Under the terms of the agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization is governed by a joint steering committee and joint development committee with representatives from both Neurocrine and Mitsubishi Tanabe. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all NBI-98854 product rights in Japan and other select Asian markets would revert to us. During the first nine months of 2015, we have recorded revenues of $19.8 million related to the up-front license fee. In accordance with our continuing performance obligations, $10.2 million of the $30 million upfront payment is being deferred and recognized in future periods.

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

Since 2011, we have followed the Accounting Standards Codification (ASC) for Revenue Recognition - Multiple-Element Arrangements and the ASC for Collaborative Arrangements, if applicable, to determine the recognition of revenue under our license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments we receive under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended September 30, 2015 and 2014 was $13.9 million and $2.7 million, respectively. For the nine months ended September 30, 2015 and 2014, we recognized share-based compensation expense of $22.2 million and $7.9 million, respectively.

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

Stock option awards and RSUs generally vest over a four year period and the corresponding expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved. During the third quarter of 2015, we recognized approximately $8.3 million in expense related to PRSUs due to the Phase III results of the Kinect 3 clinical study.

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

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended September 30,
	2015	2014
	(In millions)
External development expense:
VMAT2	$9.1	$2.6
Corticotropin-Releasing Factor (CRF)	0.4	0.9
Other	0.1	1.1

Total external development expense	9.6	4.6
R&D personnel expense	11.3	4.7
R&D facility and depreciation expense	1.6	1.5
Other R&D expense	1.9	1.4

Total R&D expense	$24.4	$12.2

R&D expense increased by $12.2 million; from $12.2 million in the third quarter of 2014 to $24.4 million in the third quarter of 2015. Approximately $5.0 million of this increase in R&D expense is due to higher external development expenses in 2015. Our VMAT2 Phase III clinical program, which was initiated during the second half of 2014, is responsible for the majority of this increase in external development expenses. Approximately $6.6 million of the increase in R&D expense was due to higher R&D personnel related expense. Share-based compensation expense increased by approximately $5.0 million from 2014 to 2015, approximately $4.0 million of which was related to PRSUs recognized in the third quarter of 2015. An increase in R&D headcount and other personnel related costs accounted for the balance of the increase in personnel expense. Other R&D expense also increased by $0.5 million from 2014 to 2015 primarily due to external consulting expenses as we expanded our efforts on the New Drug Application (NDA) for NBI-98854 in tardive dyskinesia.

General and Administrative

General and administrative expense increased by $6.8 million; from $4.7 million in the third quarter of 2014 to $11.5 million in the third quarter of 2015. The majority of this increase in overall expense was due to higher personnel related expenses. Share-based compensation expense increased by approximately $6.2 million from 2014 to 2015, approximately $4.3 million of which was related to PRSUs recognized in the third quarter of 2015. An increase in headcount and other personnel related costs accounted for approximately $0.6 million of additional increase in personnel expense.

Net Loss

Our net loss for the third quarter of 2015 was $34.4 million, or a net loss of $0.40 per share, compared to a net loss of $15.9 million, or a net loss of $0.21 per share, during the same period in 2014. The increase in our net loss from 2014 to 2015 was a result of the above mentioned higher expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

License Fee Revenues

As discussed above, during the third quarter of 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million. During the first nine months of 2015, we recorded revenues of $19.8 million related to the up-front license fee.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
External development expense:
VMAT2	$20.8	$4.5
CRF	2.9	1.8
Other	0.7	1.8

Total external development expense	24.4	8.1
R&D personnel expense	24.9	14.1
R&D facility and depreciation expense	4.4	4.3
Other R&D expense	6.0	4.4

Total R&D expense	$59.7	$30.9

The $28.8 million increase in nine-month R&D expenses from 2014 to 2015 was primarily due to a $16.3 million increase in external development expenses related to our VMAT2 Phase III clinical program, which was initiated during the second half of 2014. Approximately $10.8 million of the increase in R&D expense was due to higher R&D personnel related expense. Share-based compensation expense increased by approximately $6.6 million from 2014 to 2015; approximately $4.0 million of which was related to PRSUs recognized in the third quarter of 2015. An increase in R&D headcount and other personnel related costs accounted for the balance of the increase in personnel expense. Other R&D expense also increased by $1.6 million from 2014 to 2015 primarily due to external consulting expenses as we expanded our efforts on the NDA for NBI-98854 in tardive dyskinesia.

General and Administrative

General and administrative expense increased to $23.5 million in the first nine months of 2015 compared with $13.0 million during the same period in 2014. The majority of this $10.5 million increase in overall expense was due to higher personnel related expenses. Share-based compensation expense increased by approximately $7.7 million from 2014 to 2015; approximately $4.3 million of which was related to PRSUs recognized in the third quarter of 2015. An increase in headcount and other personnel related costs accounted for approximately $1.9 million of additional increase in personnel expense. Increases in market research, licensing and other professional fees accounted for approximately $0.8 million of the increase in general and administrative expenses from 2014 to 2015.

Net Loss

Our net loss for the first nine months of 2015 was $59.6 million, or a net loss of $0.71 per share, compared to a net loss of $41.1 million, or a net loss of $0.56 per share, during the same period in 2014. Although 2015 revenue increased by $19.8 million due to the up-front license fee from Mitsubishi Tanabe, this revenue increase was offset by an increase in 2015 operating expenses of $39.3 million, as discussed above. Additionally, we realized an increase in other income of approximately $1.0 million, period to period, primarily associated with increased interest income due to higher investment principal balances.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first nine months of 2015 was $22.8 million compared to $31.8 million during the same period in 2014. The $9.0 million change in cash flows from operating activities is primarily due to a $30 million up-front payment from Mitsubishi Tanabe received in the second quarter of 2015. This up-front payment was offset by an increase in operating expenses of approximately $39.3 million, approximately $14.3 million of which consisted of non-cash share-based compensation expense.

Net cash used in investing activities during the first nine months of 2015 was $217.9 million compared to $120.9 million during the same period in 2014. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first nine months of 2015 was $276.0 million compared to $137.0 million during the same period in 2014. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $270.7 million from our public offering of common stock in February 2015, compared to net proceeds of approximately $133.2 million from our public offering of common stock in February 2014. Stock option exercises yielded approximately $5.3 million and $3.8 million in cash proceeds during the first nine months of 2015 and 2014, respectively.

At September 30, 2015, our cash, cash equivalents, and investments totaled $478.8 million compared with $231.3 million at December 31, 2014.

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

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of September 30, 2015, we had sold 16.0 million shares under this shelf registration statement.

In December 2012, the SEC declared effective a shelf registration statement filed by us in November 2012. The shelf registration statement allows us to issue shares of our common stock from time to time for an aggregate initial offering price of up to $150 million. As of September 30, 2015, we had not sold any shares under this shelf registration statement. By rule of the SEC, this shelf registration statement will cease to be effective during the fourth quarter of 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the initiation of the Phase III uterine fibroids program, require suspension of these programs and/or obviate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, the Phase III tardive dyskinesia or the Tourette syndrome clinical trials of NBI-98854.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $15.00 per share to approximately $57.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders;

•	comments by securities analysts;

•	fluctuations in our operating results;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(2)

4.1	Form of Common Stock Certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to (a) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 8, 2015, (b) Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 4, 2015 and (c) the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: October 29, 2015	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)