Form 10-K
period 2015-12-31
NEUROCRINE BIOSCIENCES INC
filed 2016-02-11
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015 totaled approximately $3,026,332,411 based on the closing price for the registrant’s Common Stock on that day as reported by the NASDAQ Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2015. The identification of 10% or greater stockholders as of June 30, 2015 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2015. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 1, 2016, there were 86,452,994 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2015 are incorporated by reference into Part III of this report

III

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

We discover and develop innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel R&D platform, focused on neurological and endocrine based diseases and disorders. Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and NBI-98854 (valbenazine) a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders. We intend to maintain certain commercial rights to our VMAT2 inhibitor and evolve into a fully-integrated pharmaceutical company.

Our Product Pipeline

The following table summarizes our most advanced product candidates currently in clinical development and those currently in research and is followed by detailed descriptions of each program:

Program	Target Indication(s)	Status	Rights

Product candidates in clinical development:

elagolix	Endometriosis	Phase III	AbbVie

valbenazine (NBI-98854)	Tardive Dyskinesia	Phase III	Neurocrine/Mitsubishi Tanabe

elagolix	Uterine Fibroids	Phase III	AbbVie

valbenazine (NBI-98854)	Tourette Syndrome	Phase II	Neurocrine/Mitsubishi Tanabe

NBI-640756	Essential Tremor	Phase I	Neurocrine

Research programs:
Endocrine (e.g. CRF1 Antagonists)	Classic Congenital Adrenal Hyperplasia	Research	Neurocrine

Neurological/Neuropsychiatric (e.g. VMAT2 Inhibitors)	Movement Disorders, Bipolar Disorder and Schizophrenia	Research	Neurocrine
CNS Disorders (Targeted by G Protein-Coupled Receptors and Ion Channels)	Epilepsy, Essential Tremor, Pain, Other Indications	Research	Neurocrine

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

GnRH is a peptide that stimulates the secretion of the pituitary hormones that are responsible for sex steroid production and normal reproductive function. Researchers have found that chronic administration of GnRH agonists, after initial stimulation, reversibly shuts down this transmitter pathway and is clinically useful in treating hormone-dependent diseases such as endometriosis and uterine fibroids. Several companies have developed peptide GnRH agonists on this principle, such as Lupron® and Zoladex®. However, since these molecules are peptides, they must be injected via a depot formulation rather than the preferred oral route of administration. In addition, GnRH agonists can take up to several weeks to exert their desired effect once the initial stimulation has occurred, a factor not seen with the use of GnRH antagonists. Upon administration, GnRH agonists have shown a tendency to exacerbate the condition via a hormonal flare. More importantly the profound suppression effect observed with GnRH agonists is similar to that seen after menopause and can be associated with hot flashes and the loss of bone mineral density.

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

In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation non-peptide GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health indications. Under the terms of the agreement, AbbVie is responsible for all development, marketing and commercialization costs and has primary responsibility for all regulatory interactions with the U.S. Food and Drug Administration (FDA) related to elagolix and other GnRH Compounds covered by the collaboration. AbbVie is currently in Phase III evaluation of elagolix in two indications, endometriosis and uterine fibroids.

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

Toward the conclusion of the 603 study, the FDA requested that the endpoints for dysmenorrhea and non-menstrual pelvic pain be assessed on a daily basis rather than utilizing the CPSSS monthly recall scale. In addition, the FDA also provided modified wording to assess the dysmenorrhea and non-menstrual pelvic pain scores on a daily basis. Given these new independent co-primary endpoints, we conducted two additional Phase IIb trials of elagolix to evaluate these modified endpoints as proposed by the FDA, to fully explore the elagolix dose range utilizing both 150mg and 250mg doses. These two trials were designed to assess elagolix for an initial three months, with the non-elagolix treatment arms re-randomized after three months into treatment groups of either 150mg or 250mg of elagolix once daily for an additional three months.

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

In August 2009, we held a Type C meeting with the FDA to discuss the non-menstrual pelvic pain scale as proposed by the FDA and used in the 702 and 703 studies. Based on this meeting, we modified the wording of the non-menstrual pelvic pain and dysmenorrhea daily scales and launched a new clinical trial, the Daisy PETAL Study (901 study). This parallel, double-blind, placebo-controlled clinical trial was designed to provide an assessment of the modified scales over an eight-week treatment period of 150mg elagolix, followed by sixteen weeks of open-label treatment. This trial commenced in September 2009 and randomized approximately 130 subjects. In May 2010, we announced the results of this trial which showed the symptoms of dysmenorrhea and non-menstrual pelvic pain, as measured by the modified daily scales, both improved significantly in the elagolix treated arms (p-value<0.001 and p-value<0.01, respectively). Daily dysmenorrhea pain scores were 2.1 at baseline (0-3 scale) with a 1.13 reduction in the elagolix arm compared to a 0.37 reduction in the placebo arm at eight weeks. Daily non-menstrual pelvic pain scores were 1.4 at baseline (0-3 scale) with a 0.47 reduction in the elagolix arm compared to a 0.19 reduction in the placebo arm at eight weeks. There were no treatment related serious adverse events in the 901 study and the two most common adverse events were headache and nausea, which were typically mild and transient and consistent with our previous studies.

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

In January 2015, AbbVie announced the top-line results of the initial six months of placebo controlled dosing of the Violet PETAL study. After six months of continuous treatment, both doses of elagolix (150mg once daily and 200mg twice daily) met the study’s co-primary endpoints (p<0.001) of reducing scores of non-menstrual pelvic pain and dysmenorrhea associated with endometriosis, at month three, as well as at month six.

The observed safety profile of elagolix in the Violet PETAL study was consistent with observations from prior studies. Among the most common adverse events were hot flash, headache, nausea and fatigue. While most adverse events were similar across treatment groups, some, such as hot flash and bone mineral density loss, were dose-dependent. Overall discontinuation rates were similar across treatment groups and discontinuations specifically due to adverse events were 5.9%, 6.4%, and 9.7% for placebo, 150 mg once daily and 200 mg twice daily, respectively.

Additional efficacy and safety endpoints for the patients enrolled in the Violet PETAL study were measured through one year of continuous dosing as well as for a period of time after the final dose. The one-year dosing portion of this study concluded in mid-2015. In July 2015, AbbVie announced that the efficacy and safety data at one year was consistent with the data witnessed at six months.

In February 2016, AbbVie announced the top-line results from the second of the two Phase III elagolix endometriosis clinical trials, the Solstice Study, a multinational study designed to evaluate the efficacy and safety of elagolix in 815 premenopausal women with endometriosis. The top-line results from this trial were consistent with those of the Violet PETAL Study; after six months of treatment, both doses of elagolix (150 mg once daily and 200 mg twice daily) met the Solstice study’s co-primary endpoints of reducing scores of non-menstrual pelvic pain and menstrual pain (or dysmenorrhea) associated with endometriosis at month three, as well as month six. The observed safety profile of elagolix in the Solstice study was consistent with observations from prior studies. Among the most common adverse events were hot flush, headache, and nausea. While most adverse events were similar across treatment groups some, such as hot flush and bone mineral density loss, were dose-dependent. Overall discontinuation rates were similar across treatment groups (25.3%, 21.2%, and 19.7% for placebo, 150 mg once daily and 200 mg twice daily, respectively); discontinuations specifically due to treatment emergent adverse events were 6.1%, 4.4%, and 10.0% for placebo, 150 mg once daily and 200 mg twice daily, respectively. Patients in the Solstice study were eligible to continue on in either post-treatment follow-up or a blinded extension study for an additional six-month safety and efficacy evaluation of elagolix.

AbbVie is targeting a 2017 New Drug Application filing with the FDA for elagolix in endometriosis.

Uterine Fibroids. Uterine fibroids are benign hormonally responsive tumors that form in the wall of the uterus. They are the most common solid tumor in women with a prevalence rate of at least 25% (American College of Obstetricians and Gynecologists). While many women do not have symptoms, depending on the size, location and number, uterine fibroids can cause symptoms such as: longer, more frequent, or heavy menstrual bleeding, menstrual pain, vaginal bleeding at time other than menstruation, pain in the abdomen or lower back, pain during sex, difficulty urinating, frequent urination, constipation or rectal pain. Due to the severity of symptoms, treatment sometimes requires surgery, including the removal of the uterus. In fact, uterine fibroids is a leading indication for hysterectomy in the United States, with approximately 250,000 hysterectomies performed each year related to uterine fibroids (Whiteman et al AJOG 2008, 198, e1). We believe that a safe and effective oral therapy would be a preferred treatment regimen rather than surgical intervention.

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

The single Phase IIb clinical trial enrolled approximately 570 women with heavy uterine bleeding due to uterine fibroids at approximately 100 sites in the United States, Canada, Puerto Rico, Chile and the United Kingdom. The trial was a 24-week, randomized, double-blind, multicenter, placebo-controlled, two cohort design study that evaluated the safety and efficacy of two different elagolix treatment regimens (300mg twice daily and 600mg once daily) alone and in combination with two different strengths of hormonal add-back therapy (estradiol/norethindrone acetate). The primary endpoint of the study was an assessment of uterine blood loss after six months of treatment. Secondary efficacy endpoints included change in uterine volume, fibroid volume, and menstrual patterns. Safety assessments of bone mineral density, comparing baseline to month six, were performed via DXA scan. Patients were also followed off drug for up to six months.

Results show elagolix reduced heavy menstrual bleeding in all treatment arms. The study’s primary endpoint, a composite design where subjects had to achieve a menstrual blood loss (MBL) volume of less than

80 mL as well as a 50 percent or greater reduction in MBL volume from baseline at the final study month, was met (p<0.001) as assessed utilizing a quantitative measure of reduction in uterine blood flow, the alkaline hematin method.

Among the most common adverse events were hot flash, headache, nausea, and vomiting. Some adverse events such as hot flash were more frequent in the elagolix only treatment arms versus the placebo and elagolix with add back therapy treatment arms. Reduction in bone mineral density associated with elagolix alone was attenuated when elagolix was co-administered with hormonal add-back therapy.

AbbVie initiated Phase III studies of elagolix in patients with uterine fibroids in early 2016. The Phase III program will include two replicate, pivotal, six-month efficacy and safety studies followed by a six-month safety and efficacy extension study. The primary endpoint in Phase III studies will be the same as that employed in the Phase IIb study: percent of subjects with reduction in uterine blood flow as measured by the alkaline hematin method.

NBI-98854/valbenazine - Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)

VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin, and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control. Disease states such as tardive dyskinesia (TD), Tourette syndrome, Huntington’s chorea, schizophrenia, and tardive dystonia are characterized in part by a hyperdopaminergic state in the brain, and modulation of neuronal dopamine levels may provide symptomatic benefits for patients with these conditions.

Tardive dyskinesia. TD is defined by hyperkinetic involuntary movements which arise after months or years of treatment with dopamine receptor blocking agents, e.g. antipsychotics for schizophrenia, bipolar disorder, and depression, and Reglan® (metoclopramide) for nausea and vomiting and gastric emptying in patients with gastroparesis. Features of the disorder may include grimacing, tongue protrusion, lip smacking, puckering and pursing of the lips, and rapid eye blinking. Rapid movements of the extremities may also occur. The impact on daily function and the quality of life for individuals suffering from TD can be substantial. While the prevalence rates of TD can vary greatly in accordance with the population being studied, it is estimated that approximately 500,000 individuals are affected by TD in the United States alone (Kantar Health).

To address the unmet medical needs of patients suffering from TD, we are developing NBI-98854 (valbenazine). NBI-98854 is a potent, highly selective, VMAT2 inhibitor that is effective in regulating pre-synaptic release of dopamine. This selectivity should reduce the likelihood of “off target” side effects. Additionally, we have designed this novel compound to provide low, sustained, plasma and brain concentrations of the active drug to minimize the potential side effects associated with excessive dopamine depletion, while at the same time having minimal impact on the other monoamines, e.g. norepinephrine and serotonin. With these features, valbenazine should be well tolerated in patients. Valbenazine has been evaluated in multiple clinical studies to assess its safety, tolerability and efficacy. We believe that the potential efficacy and safety profile of NBI-98854 will address many of the shortcomings of current off-label treatments for TD. Finally, valbenazine may be useful in the treatment of other disorders, such as Huntington’s chorea, schizophrenia, Tourette syndrome and tardive dystonia.

During 2009, a Phase I single ascending dose clinical trial of NBI-98854 was completed in healthy male volunteers in Canada under an approved Clinical Trial Application with Health Canada. This trial showed valbenazine to be generally safe and well tolerated. There were no serious adverse events, clinically significant drug-related laboratory abnormalities or clinically significant electrocardiogram (ECG) findings. The characteristics of NBI-98854 met the pre-specified pharmacokinetic requirements for the trial: dose proportionality, low maximum concentration with adequate area-under-curve for drug exposure, low variability and a half-life which supports once per day dosing.

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

NBI-98854 was generally well tolerated during the fourteen days of treatment. The frequency of treatment-emergent adverse events was 17% during the placebo period and 24% and 32% in the 12.5mg and 50mg treatment periods, respectively. There were no serious adverse events during the treatment period. The most common adverse event was headache and one subject in the 50mg group discontinued due to akathisia.

The larger Phase IIb TD program began in 2012. The initial Phase IIb study (Kinect 1 Study) was a randomized, parallel, double-blind, placebo-controlled, clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD patients with underlying schizophrenia or schizoaffective disorder. This 109 subject study assessed two doses of once daily NBI-98854 over a six-week placebo-controlled dosing period. Approximately half of the randomized subjects received placebo and half received one of two doses of NBI-98854. The two NBI-98854 dosing groups consisted of a 50mg group for six weeks and a group that began at 100mg for the initial two weeks and then converted to 50mg for the final four weeks of placebo-controlled dosing period. Subsequent to the placebo-controlled dosing, all subjects were eligible to enter a six-week open label safety extension, during which 50mg of NBI-98854 was administered once daily with additional AIMS assessments. The primary endpoint of the study was a comparison of placebo versus active scores utilizing the AIMS at the end of week six as assessed by the on-site AIMS assessors.

The 50mg dose of NBI-98854 did not reach statistical significance for the primary endpoint at week six. As discussed below, in a post-hoc analysis, utilizing a blinded central video AIMS assessment, both the 100mg dose (at Week 2) and the 50 mg dose (at Week 6) showed a statistically significant and clinically meaningful reduction in TD symptoms.

NBI-98854 was generally well tolerated during the twelve weeks of the Kinect 1 Study. During the six-week placebo-controlled treatment period the frequency of treatment-emergent adverse events was 37% for placebo and 26% for NBI-98854. There were no drug-related serious adverse events. The most common treatment emergent adverse event was mild and transient somnolence during the placebo-controlled portion of the study.

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

The Kinect 2 Study was a randomized, parallel, double-blind, placebo-controlled, clinical trial utilizing the capsule formulation of NBI-98854 in moderate to severe TD patients with underlying mood disorders, schizophrenia and schizoaffective disorders, and gastrointestinal disorders. This study randomized 102 patients into a six-week placebo-controlled dosing period where half of the subjects received placebo and half received

NBI-98854. The study began with all subjects on once daily 25mg of NBI-98854, or placebo. The treating physician was then permitted to escalate the dose at two-week intervals, at the end of week two and at the end of week four, to a maximum dose of once daily 75mg. The dose escalation was determined by the treating physician based on week two and week four on-site AIMS assessments coupled with safety and tolerability assessments at these same time points. By week six, approximately 70% of the ITT subjects, randomized to NBI-98854, were titrated to the 75 mg dose, approximately 20% were titrated to the 50mg dose and the remaining subjects received 25 mg of NBI-98854. The primary endpoint of the study was a comparison of placebo versus active scores utilizing the AIMS at the end of week six as assessed by scrambled blinded central video assessment conducted by two movement disorder specialists. The mean baseline AIMS score for the placebo group was 7.9 compared to 8.0 for the NBI-98854 group.

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

Subsequent to completion of the Kinect 2 Study, in a post-hoc analysis, the Kinect 1 Study videos were evaluated by performing the same comparison of placebo versus active scores employed in the Kinect 2 Study. We engaged two movement disorder specialists, both of whom were not involved with the Kinect 1 Study, to assess the Kinect 1 Study baseline and week six videos utilizing AIMS in a randomized blinded central video assessment. These raters scored the mean baseline AIMS of 8.0 for the Kinect 1 Study. After six weeks of treatment, these raters scored the placebo group in the Kinect 1 Study with a mean reduction from baseline of 0.1 points while the valbenazine group was scored with a mean reduction from baseline of 1.3 points. Utilizing this analysis, valbenazine in the Kinect 1 Study showed a statistically significant change from baseline.

The data from the Kinect 1 and Kinect 2 studies, along with the other Phase I and Phase II clinical studies, preclinical work, and drug manufacturing data formed the basis for an end of Phase II meeting that was held with the FDA in June of 2014. During this meeting, the FDA reviewed the current data package and overall clinical development plan for valbenazine including the proposed Phase III development to support the registration of valbenazine in the United States as a treatment for TD. Based on the results of this meeting and the related minutes, we conducted a single placebo-controlled Phase III study of valbenazine, the Kinect 3 Study.

The Kinect 3 Study was initiated during the fourth quarter of 2014. The Kinect 3 Study is a randomized, parallel-group, double-blind, placebo-controlled clinical trial utilizing the capsule formulation of valbenazine in moderate to severe TD subjects with an underlying diagnosis of mood disorder, schizophrenia or schizoaffective disorder. The primary endpoint in the Kinect 3 Study was the mean change from baseline in the AIMS as assessed by blinded central raters. The Kinect 3 Study randomized approximately 230 subjects to either placebo, once daily 40mg of valbenazine or once daily 80mg of valbenazine for 6 weeks of placebo-controlled dosing followed by an extension of active dosing through week 48.

The AIMS ratings at week 6 for the 80mg once-daily NBI-98854 ITT population was reduced 3.1 points (Least-Squares Mean) more than placebo (p<0.0001). In addition to the primary efficacy endpoint, the AIMS rating for the 40mg once-daily dose and the CGI-TD for both doses were also evaluated. The table below summarizes the results of the AIMS ratings and CGI-TD at week 6 for both the ITT population and a preliminary pre-specified per-protocol (PP) population, which excludes subjects whose plasma concentrations of NBI-98854 were below the lower limit of quantitation and it was determined that these subjects had not ingested the study drug.

	Week 6
	40mg qd	p-value*	80mg qd	p-value*
AIMS Difference from Placebo
Least-Squares Mean (ITT population)	-1.8	0.0021	-3.1	<0.0001
Least-Squares Mean (PP population)	-2.1	0.0009	-3.6	<0.0001
CGI-TD Difference from Placebo
Least-Squares Mean (ITT population)	-0.3	0.0742	-0.3	0.0560
Least-Squares Mean (PP population)	-0.4	0.0097	-0.4	0.0122

*	Assessment of the significance of p-values based on pre-specified, fixed-sequence testing procedure

During the six-week placebo-controlled treatment period NBI-98854 was generally well tolerated. The frequency of adverse events was similar among all treatment groups and treatment emergent adverse effects were consistent with those of prior studies. Clinical hematology, chemistry and ECG monitoring indicated no emergent safety signals. There were no drug-drug interactions identified in subjects who were utilizing a wide range of psychotropic and other concomitant medications.

The Kinect 3 Study is currently completing the 48-week safety extension portion of the study. In addition to the Kinect 3 Study, we are also conducting a separate one-year open-label safety study of 40mg once daily and 80mg once daily valbenazine (the Kinect 4 Study) which we believe will be used to support the filing of a New Drug Application (NDA) in TD that is expected in 2016.

In October 2014, the FDA granted us breakthrough therapy designation for valbenazine, for the treatment of TD. Breakthrough therapy designation is granted for a drug that is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement on clinically significant endpoints over available therapies. This designation also allows intensive discussions with the FDA which are intended to expedite the development and review process of eligible drugs.

Tourette syndrome. Tourette syndrome is a neurological disorder that consists of rapid, non-rhythmic stereotyped motor and vocal tics. Motor tics are typically characterized by facial grimacing, head jerks, extremity movements and other dystonic movements. Vocal tics typically include grunting, throat clearing, and repeating words and phrases. The average age of onset for Tourette syndrome is approximately six years, with symptoms reaching their peak severity at approximately age ten. Tourette syndrome is more commonly diagnosed in males than females and may also be associated with attention deficit hyperactivity disorder and obsessive compulsive disorder. We believe there are approximately 400,000 people with Tourette syndrome in the United States.

We have completed juvenile rodent preclinical studies of valbenazine and based on the results of these preclinical studies, we initiated the T-Force Study in children and adolescents with Tourette syndrome in early 2015. The T-Force Study was an open-label, multiple ascending dose, pharmacokinetic and pharmacodynamic study to evaluate the safety, tolerability and exposure-response of valbenazine in children and adolescents with Tourette syndrome. A total of 28 patients were evaluated over 14 days of once daily dosing followed by 7 days off-drug at approximately 10 study centers in the United States. The study was divided into two dosing groups consisting of children (ages 6-11) and adolescents (ages 12-18), and each age group was further divided into three dosing cohorts. Subsequent dose escalations for children and adolescents were based, in part, on the pharmacokinetic and safety data from the previous cohort in each age group. The Yale Global Tic Severity Scale was also assessed and after two weeks of treatment showed a mean reduction of 31% from baseline scores, with over half of the subjects considered clinical responders. Based on the results of the T-Force study, we initiated the Phase II program in Tourette syndrome.

The T-Force GREEN study is a multicenter, randomized, double-blind, placebo-controlled, multi-dose, parallel group, Phase II study to evaluate the safety, tolerability and efficacy of valbenazine in up to 90 pediatric patients with moderate to severe Tourette syndrome. Two once-daily fixed doses of NBI-98854 will be evaluated vs. placebo in a 1:1:1 randomization. The three-arm study will evaluate up to 45 children and 45 adolescents over six weeks of dosing followed by two weeks off-drug at approximately 40 study centers in the United States. The primary endpoint of this study is the change from baseline of the Yale Global Tic Severity Scale between placebo and active treatment groups at the end of week six. Tourette symptoms will also be evaluated via the Rush Video-Based Tic Rating Scale, Premonitory Urge for Tics Scale as well as Clinical Global Impression scales, among others.

We have also initiated a Phase II clinical trial of valbenazine in adults with Tourette syndrome. The T-Forward study is a randomized, double-blind, placebo-controlled, multi-dose, parallel group, study that is expected to enroll up to 90 adults with moderate to severe Tourette syndrome. Two once-daily fixed doses of NBI-98854 will be evaluated versus placebo in a 1:1:1 randomization. The three-arm study will evaluate up to 90 patients over eight weeks of dosing followed by two weeks off-drug at approximately 40 study centers in the United States to assess the safety, tolerability and efficacy of valbenazine in Tourette patients. The primary endpoint of this study is a change from baseline of placebo versus active scores utilizing the Yale Global Tic Severity Scale at the end of week 8. Tourette symptoms will also be evaluated via the Premonitory Urge for Tics Scale as well as Clinical Global Impression of Change scales, among others.

Data readouts from both of these Phase II Tourette studies are expected around year-end 2016.

NBI-640756, Essential Tremor

Essential Tremor. Essential tremor is one of the most common neurological disorders in adults, impacting an estimated 10 million individuals in the United States (International Essential Tremor Foundation). The disorder is characterized by involuntary, rhythmic, oscillatory movements that most often affect the upper limbs. As the disease progresses, tremor severity often increases and spreads to other parts of the body. Essential tremor has a significant impact on the activities of daily living often resulting in functional disability as the disease progresses and is associated with a high comorbidity rate of social phobia, depression and anxiety. Current pharmacological therapies utilized in the treatment of essential tremor include propranolol and primidone. Deep brain stimulation, an invasive procedure involving the implantation of electrodes within certain areas of the brain, is sometimes utilized for severe essential tremor.

NBI-640756 was discovered in our laboratories. We have initiated a single site, randomized, double-blind, placebo-controlled sequential dose-escalation, Phase I safety and pharmacokinetics study exploring a once-daily dose of NBI-640756 in up to 32 healthy volunteers. The study will be conducted in multiple sequential cohorts of eight subjects per cohort with top-line data expected the first-half of 2016. If this initial Phase I study is successful, we intend on initiating a multiple ascending dose study of NBI-640756 later in 2016.

Research Programs

Our research and development focus is on addressing diseases and disorders of the central nervous and endocrine systems, which include therapeutic categories ranging from HPA disorders to stress-related disorders and neurological/neuropsychiatric diseases. Central nervous system and endocrinology drug therapies are among the largest therapeutic categories, accounting for over $150 billion in worldwide drug sales according to GlobalData (2014).

Endocrine: Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist (Classic Congenital Adrenal Hyperplasia)

CRF is a hypothalamic hormone released directly into the hypophyseal portal vasculature which acts on specific CRF1 receptors on corticotropes in the anterior pituitary to stimulate the release of adrenocorticotropin hormone (ACTH). The primary role of ACTH is the stimulation of the synthesis and release of adrenal steroids including cortisol. Cortisol from the adrenals have a negative feedback role at the level of the hypothalamus that decreases CRF release as well as at the level of the pituitary to inhibit the release of ACTH. This tight control loop is known as the hypothalamic-pituitary-adrenal (HPA) axis. Blockade of CRF receptors at the pituitary has been shown to decrease the release of ACTH and subsequently attenuate the production and release of adrenal steroids.

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

In 2014, we conducted an initial pilot clinical trial of NBI-77860 in adult females with refractory classic CAH. The trial was a blinded, single-site, pharmacokinetic/pharmacodynamic study assessing two single, ascending doses of NBI-77860 against placebo. The eight study participants visited the investigative site for three separate overnight visits consisting of bedtime dosing with placebo or one of two active doses of NBI-77860. Each of the visits was separated by a three-week washout period. Key pharmacodynamic biomarker measurements included ACTH, 17-hydroxyprogesterone (17-OHP), androgens, and cortisol levels collected in the morning after dosing. Data from this initial single dose exploratory study demonstrated a robust decrease in both ACTH and 17-OHP.

Based on the results of this initial pilot clinical study we initiated certain preclinical studies in juvenile rodents to permit NBI-77860 to be clinically evaluated in younger patients. The results of these preclinical studies showed certain toxicological findings that were not observed in previous animal studies. We have determined that these findings are specific to NBI-77860 and have halted all clinical development of NBI-77860.

We have a strategic position in the CRF field through our intellectual property portfolio and relationship with experts in the endocrine and neuropsychiatric fields. We have patents covering both the receptor subtypes termed CRF1 and CRF2, and we have pending patent applications on small molecule organic compounds modulating the CRF receptors.

We are currently investigating two other CRF antagonist compounds in preclinical evaluations and anticipate filing an IND for at least one of these compounds as well as initiating a Phase I study during 2016.

Neurological/Neuropsychiatric: VMAT2 Inhibitors

VMAT2 inhibition results in the modulation of dopamine pathways which may also be useful for patients suffering from schizophrenia. Approximately 2.2 million people in the Unites States suffer from schizophrenia at an estimated annual cost of $62 billion. Our discovery efforts around VMAT2 inhibitors also focus on developing novel therapies for schizophrenia sufferers.

CNS Disorders (Targeted by G Protein-Coupled Receptors and Ion Channels)

G Protein-Coupled Receptors (GPCRs) are the largest known gene superfamily of the human genome. Greater than thirty percent of all marketed prescription drugs act on GPCRs; which makes this class of proteins historically the most successful therapeutic target family. However, only a small fraction of the GPCR gene superfamily has been exploited. Ion channels appear to be represented by approximately 400 genes in the human genome and are currently the targets for approximately seven percent of the current marketed drugs. Next generation therapies derived from targeting GPCRs and ion channels will be discovered through the understanding of the complex relationships of drug/receptor interactions and their subsequent impact on efficacy, downstream signaling networks and regulation.

Our GPCR research platform has met this requirement by integrating drug discovery research efforts with a suite of assays and assay systems and automated analytical techniques. This process, now also applied to ion channels, provides an unbiased profile of pharmacological protein/ligand interactions coupled with in vivo efficacy using discrete animal models allowing for rapid discovery of initial leads and advancement into preclinical and clinical development. Importantly, this design cycle is not limited to GPCRs or ion channel targets, but can be utilized for other recently identified proteins that play a role in human disease where current treatments or therapies are either inadequate or nonexistent.

Our Business Strategy

Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and extend our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have multiple programs in various stages of research and development. Our two lead late-stage clinical programs are elagolix, a GnRH antagonist in Phase III development for endometriosis and uterine fibroids that is partnered with AbbVie, and a VMAT2 inhibitor for the treatment of movement disorders that is currently in Phase III development for TD and in Phase II development for Tourette syndrome. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. We do this to ensure that we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

Maintaining Certain Commercial Rights to Our Product Portfolio to Evolve into a Fully-Integrated Pharmaceutical Company. We intend to retain commercial rights to certain products, including valbenazine, that we can effectively and efficiently develop, secure regulatory approval and economically commercialize. These include products with a concentrated prescriber base and well-defined patient population that can be accessed with an efficient patient and prescriber outreach program.

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

Identifying Novel Drugs to Address Unmet Market Opportunities. We seek to identify and validate novel drugs on characterized targets for internal development or collaboration. For example, GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectable means of treatment of endometriosis. We believe the creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Research and development costs were $81.5 million, $46.4 million and $39.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of valbenazine for movement disorders in Japan and other select Asian markets. Mitsubishi Tanabe made an up-front license fee payment of $30 million and has agreed to make additional development and commercialization event-based payments totaling up to $85 million, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to the Company. In such event, all NBI-98854 product rights for Japan and other select Asian markets would revert to the Company.

The Mount Sinai School of Medicine of the City University of New York (Mt. Sinai). In August 1999, we entered into an agreement with Mt. Sinai pursuant to which we acquired a nonexclusive license to certain patents and patent applications related to GnRH, to develop and commercialize licensed products worldwide. Pursuant to the terms of the agreement, we have the right to grant sublicenses to third parties only with the prior written consent of Mt. Sinai. Upon entering into the agreement, we paid a $50,000 upfront fee and are required to pay an additional $10,000 annual license fee on each anniversary of the agreement. In addition, we are obligated to pay Mt. Sinai a royalty equal to 1% of net sales of licensed products. The agreement will remain in effect until the later of 15 years after the date of the first commercial sale of the first licensed product or the expiration of the last to expire of the licensed patents, unless terminated earlier at our election or for material breach by either party. Mt. Sinai also has the right to terminate the agreement if we become insolvent or bankrupt or have suspended our business operations. Pursuant to the terms of the agreement, in the event that Mt. Sinai grants a third party a license to the GnRH patents and patent applications on economic terms and conditions less favorable to Mt. Sinai than those in our agreement, we have the right to substitute the terms and conditions of the other third party license for those currently set forth in our agreement. In December 2015, Mt. Sinai initiated litigation against us related to an alleged breach of our agreement (see Item 3 “Legal Proceedings” in this Form 10-K)

Intellectual Property

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

Valbenazine, our highly selective VMAT2 inhibitor, currently in clinical trials for the treatment of TD and Tourette syndrome, is covered by U.S. Patent No. 8,039,627 which expires in 2029 and U.S. Patent No. 8,357,697 which expires in 2027 (not including a potential patent term extension of up to five years). NBI-98854 is also covered by European Patent No. 2,081,929 which expires in 2027.

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

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.

Federal false claims and false statement laws, including the federal civil False Claims Act, prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed.

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, requires certain types of individuals and entities to abide by standards relating to the privacy and security of individually identifiable health information, including the adoption of administrative, physical and technical safeguards to protect such information. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

Failure to comply with these laws, where applicable, can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of an NDA or a biologics license application for approval to commence commercial sales. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of filing of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision.

In addition, under the Pediatric Research Equity Act of 2003 (PREA) as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy (REMS) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with current Good Manufacturing Practice requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with Good Clinical Practice requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with current Good Manufacturing Practices (cGMP) requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such drug products.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our product candidates may not be considered medically necessary or cost-effective.

Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payor.

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

We, in conjunction with our collaborative partner AbbVie, are developing elagolix for the treatment of heavy menstrual bleeding associated with uterine fibroids. There are no current pharmaceutical therapies approved in the United States for the chronic treatment of uterine fibroids. Lupron Depot® is approved for short-term use to improve the outcome of uterine fibroid surgery. However, approximately 250,000 hysterectomies are performed annually in the United States as a direct result of uterine fibroids, as well as myomectomies (surgery) to remove the fibroids. Our oral small molecule pharmaceutical agent, elagolix, would compete directly with these current invasive standards of care. Additionally, Esmya® (ulipristal) by Allergan Pharmaceuticals, Inc. is being evaluated in Phase III clinical trials for potential use in the treatment of heavy menstrual bleeding associated with uterine fibroids.

Our VMAT2 inhibitor, valbenazine, is currently in clinical trials for the treatment of movement disorders, specifically TD and Tourette syndrome. At present there are no approved drug therapies for TD; however, off-label treatment regimens consist of utilizing various atypical antipsychotic medications (e.g., clozapine), benzodiazepines (off-label) or botulinum toxin injections to treat the movements associated with TD. Generic neuroleptic medications (pimozide and haloperidol) as well as Abilify® (apriprizole) are approved by the FDA to control the tics associated with Tourette syndrome. Additionally, Teva Pharmaceuticals, Inc. is conducting clinical trials for its VMAT2 inhibitor SD-809 for the treatment of TD and Tourette syndrome and has filed an NDA for the chorea associated with Huntington’s disease for the same compound. Other potential indications for our VMAT2 inhibitor are Huntington’s disease, schizophrenia and tardive dystonia. Currently, Xenazine®, marketed by Lundbeck, as well as its generic alternatives, are approved for the chorea associated with Huntington’s disease.

NBI-640756 is currently in clinical trials for the treatment of essential tremor. Current pharmacological therapies utilized in the treatment of essential tremor include propranolol and primidone. Deep brain stimulation, an invasive procedure involving the implantation of electrodes within certain areas of the brain, is sometimes utilized for severe essential tremor. Additionally, Sage Therapeutics is conducting clinical trials for its GABA modulator SAGE-547 for essential tremor.

We are studying CRF antagonists for treating classic CAH, for which there are limited therapies. High doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. However, the level of dose as well as the duration of steroid use required to suppress ACTH is well above the normal physiological level of cortisol; resulting in metabolic syndrome, bone loss, growth impairment, and Cushing’s syndrome as common and serious side effects.

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

Employees

As of December 31, 2015, we had approximately 120 full-time employees, of which 32 hold Ph.D., M.D. or equivalent degrees, and 23 others hold an M.S., M.B.A., or equivalent degrees. Of these full-time employees, 94 were engaged in, or directly support, research and development activities, and 26 were in general and administrative positions. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. In addition, we rely on a number of consultants to assist us.

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

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase III uterine fibroids program, require suspension of these programs and/or obviate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, the Phase III tardive dyskinesia or the Tourette syndrome Phase II clinical trials of valbenazine.

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

We depend on our current collaborators, and may need to enter into future collaborations to develop and commercialize certain of our product candidates.

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

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of $915.2 million as of December 31, 2015. We do not expect to be profitable, or generate positive cash flows from operations, for the year ending December 31, 2016.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $20.00 per share to approximately $58.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders;

•	comments by securities analysts;

•	fluctuations in our operating results;

•	developments related to on-going litigation;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, or violate the terms of these licenses, we could lose our rights to those technologies and drug candidates or be forced to pay damages.

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. For example, we license some of the core technologies used in our research and development activities and collaborations from third parties, including the GnRH receptor which we license from The Mount Sinai School of Medicine of the City University of New York (Mount Sinai). If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. If we were to violate any of the terms of our licenses, we could become subject to damages. For example, on December 1, 2015, Mount Sinai filed a complaint against us, seeking unspecified monetary damages, future sublicensing fees and attorney’s fees, alleging that we violated the terms of our license with Mount Sinai by entering into an exclusive worldwide collaboration with AbbVie. While we believe that we have meritorious defenses to the claims made in the complaint and intend to vigorously defend ourselves against such claims, we are not able to predict the ultimate outcome of this action. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

We have limited marketing experience, no sales force, no third-party reimbursement or distribution capabilities, and if our products are approved, we may not be able to commercialize them successfully.

Although we do not currently have any marketable products, our ability to produce revenues ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. We currently have limited experience in marketing and selling pharmaceutical products. If we fail to establish successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues will suffer.

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

•

drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration, and other agencies to ensure strict compliance with current Good Manufacturing Practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Our future capital requirements will depend on many factors, including:

•	continued scientific progress in our research and development programs;

•	the magnitude and complexity of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	developments related to on-going litigation;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

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

Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products that could limit our product revenues and delay sustained profitability.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce our potential revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.

Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available regardless of whether they are approved by the FDA for that particular use.

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If physicians and patients do not accept our products, we may not recover our investment.

The commercial success of our products, if they are approved for marketing, will depend upon the acceptance of our products as safe and effective by the medical community and patients.

The market acceptance of our products could be affected by a number of factors, including:

•	the timing of receipt of marketing approvals;

•	the safety and efficacy of the products;

•	the availability of coverage and adequate reimbursement for the products;

•	the success of existing products addressing our target markets or the emergence of equivalent or superior products; and

•	the cost-effectiveness of the products.

In addition, market acceptance depends on the effectiveness of our marketing strategy, and, to date, we have very limited sales and marketing experience or capabilities. If the medical community and patients do not ultimately accept our products as being safe, effective, superior and/or cost-effective, we may not recover our investment.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	product injunctions or the imposition of civil or criminal penalties.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

If we receive regulatory approval from the FDA for any of our product candidates, we could face liability if a regulatory authority determines that we are promoting any such product for “off-label” uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. If we begin marketing any of our product candidates, we intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States, comprehensive health care reform legislation was enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other recent federal legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding distribution of the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Additionally, in March 2010, the ACA was signed into law, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential drug candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.

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

We are performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, Tourette syndrome, essential tremor, classic congenital adrenal hyperplasia, pain, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to products in our research pipeline. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing, marketing and distribution experience; and

•	production facilities.

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

Breakthrough therapy designation for valbenazine for the treatment of tardive dyskinesia may not lead to a faster development or regulatory review or approval process.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. The receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Such laws include:

•

the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against us in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that we, by entering into an exclusive worldwide collaboration with AbbVie Inc. to develop and commercialize next-generation gonadotropin-releasing hormone antagonists, breached our license agreement with Mount Sinai dated August 27, 1999. Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. We believe that we have meritorious defenses to the claims made in the complaint and intend to vigorously defend ourselves against such claims, but we are not able to predict the ultimate outcome of this action.

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

	High	Low
Year Ended December 31, 2014
1st Quarter	$20.29	$9.19
2nd Quarter	16.47	12.17
3rd Quarter	17.00	12.63
4th Quarter	24.86	15.20
Year Ended December 31, 2015
1st Quarter	$45.36	$19.68
2nd Quarter	49.49	32.67
3rd Quarter	56.97	33.61
4th Quarter	58.46	37.76

As of February 1, 2016, there were approximately 56 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2015.

Stock Performance Graph and Cumulative Total Return*

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2010 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

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

	2015	2014	2013	2012	2011
	(In thousands, except for net (loss) income per share data)
STATEMENT OF COMPREHENSIVE (LOSS) INCOME DATA
Revenues:
Sponsored research and development	$—	$—	$—	$18,897	$10,462
Milestones and license fees	19,769	—	2,919	34,243	66,951

Total revenues	19,769	—	2,919	53,140	77,413
Operating expenses:
Research and development	81,491	46,425	39,248	37,163	30,951
General and administrative	32,480	17,986	13,349	13,437	12,458
Cease-use expense	—	—	—	1,092	82

Total operating expenses	113,971	64,411	52,597	51,692	43,491

(Loss) income from operations	(94,202)	(64,411)	(49,678)	1,448	33,922
Other income:
Gain on sale/disposal of assets	3,334	3,222	3,170	3,074	3,195
Other income, net	1,939	647	418	503	454

Total other income, net	5,273	3,869	3,588	3,577	3,649

Net (loss) income	$(88,929)	$(60,542)	$(46,090)	$5,025	$37,571

Net (loss) income per common share:
Basic	$(1.05)	$(0.81)	$(0.69)	$0.08	$0.68
Diluted	$(1.05)	$(0.81)	$(0.69)	$0.08	$0.67
Shares used in calculation of net (loss) income per common share:
Basic	84,496	74,577	66,989	65,619	55,176
Diluted	84,496	74,577	66,989	66,946	56,347
BALANCE SHEET DATA
Cash, cash equivalents and investments	$461,679	$231,301	$145,739	$173,493	$129,103
Working capital	358,359	182,539	136,763	173,618	85,366
Total assets	474,785	243,033	154,676	195,979	138,368
Long-term debt	—	—	—	—	—
Accumulated deficit	(915,234)	(826,305)	(765,763)	(719,673)	(724,698)
Total stockholders’ equity	424,454	208,699	120,410	154,372	60,081

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To date, we have not generated any revenues from the sale of products. We have funded our operations primarily through private and public offerings of our common stock and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development. As of December 31, 2015, we had an accumulated deficit of $915.2 million and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders, currently in Phase III development for tardive dyskinesia and Phase II development for Tourette syndrome. We intend to maintain certain commercial rights to our VMAT2 inhibitor program to evolve into a fully-integrated pharmaceutical company.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, clinical trial accruals (research and development expense) and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

We recognize revenue for the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) services are rendered or products are delivered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

Since 2011, we have followed the Accounting Standards Codification (ASC) for Revenue Recognition - Multiple-Element Arrangements, if applicable, to determine the recognition of revenue under license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments we receive under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

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

To determine the units of accounting under a multiple-element arrangement, we evaluate certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The selling prices of deliverables under an arrangement may be derived using vendor specific objective evidence (VSOE), third-party evidence, or a best estimate of selling price (BESP), if VSOE or third-party evidence is not available. For most pharmaceutical licensing and collaboration agreements, BESP is utilized. The objective of BESP is to determine the price at which we would transact a sale if the element within the agreement was sold on a standalone basis. Establishing BESP involves our judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the agreement. In validating the BESP, we consider whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

We typically receive up-front payments when licensing our intellectual property, which often occurs in conjunction with a research and development agreement. We recognize revenue attributed to the license upon delivery, provided that the license has stand-alone value.

Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the Financial Accounting Standards Board (FASB) ASC (Milestone Method). Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. We assesses whether a milestone is substantive at the inception of each agreement. For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, we recognize the portion of the payment allocable to delivered items as revenue when the specific milestone is achieved, and the contingency is removed.

Prior to the revised multiple element guidance described above, adopted by us on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period.

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of NBI-98854 (valbenazine) for movement disorders in Japan and other select Asian markets. Payments to us under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

Under our agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization in Japan and other select Asian markets is governed by a joint steering committee and joint development committee with representatives from both us and Mitsubishi Tanabe. There are no performance, cancellation, termination or refund provisions in the agreement that would have a material financial consequence to us. We do not directly control when event-based payments will be achieved or when royalty payments will begin. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all NBI-98854 product rights for Japan and other select Asian markets would revert to us.

We have identified the following deliverables associated with the Mitsubishi Tanabe agreement: NBI-98854 technology license and existing know-how, development activities to be performed as part of the collaboration, and the manufacture of pharmaceutical products. The respective standalone value from each of these deliverables has been determined by applying the BESP method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of services.

As discussed above, the BESP method required the use of significant estimates. We used an income approach to estimate the selling price for the technology license and an expense approach for estimating development activities and the manufacture of pharmaceutical products. The development activities and the manufacture of pharmaceutical products are expected to be delivered throughout the duration of the agreement. The technology license and existing know-how was delivered on the effective date of the agreement.

For the year ended December 31, 2015, we recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

We also evaluated the event-based payments under the Milestone Method and concluded only one immaterial event-based payment represents a substantive milestone. Event-based payments will be recognized when earned.

We are eligible to receive tiered royalty payments based on product sales in Japan and other select Asian markets. Royalties will be recognized as earned in accordance with the terms of the agreement, when product sales are reported by Mitsubishi Tanabe, the amount can be reasonably estimated, and collectability is reasonably assured.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on our past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of December 31, 2015, $500 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Research and Development Expense

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

Share-Based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements (inducement grants). We also grant certain employees stock bonuses and restricted stock units under the 2011 Plan. Additionally, we have outstanding options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense related to these equity instruments for the years ended December 31, 2015, 2014 and 2013 was $28.4 million, $10.4 million and $6.8 million, respectively.

Stock option awards and restricted stock units (RSUs) generally vest over a three to four year period and expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved; upon which expense is then recognized ratably over the expected performance period. Because the performance based criteria for vesting for the PRSUs was not immediately probable, no associated expense was recorded for the year ended December 31, 2014. During 2015, we recognized approximately $8.8 million in expense related to PRSUs as it became probable that the pre-defined performance conditions would be met mainly due to the Phase III results of the Kinect 3 clinical study. Unrecognized estimated compensation expense related to these PRSUs will continue to be recognized ratably over the remaining estimated expected performance period.

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

Results of Operations for Years Ended December 31, 2015, 2014 and 2013

Revenue

The following table summarizes our primary sources of revenue during the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Revenues under collaboration agreements:
Mitsubishi Tanabe Pharma, Inc.	$19.8	$—	$—
Dainippon Sumitomo Pharma Co. Ltd. (DSP)	—	—	2.9

Total revenues	$19.8	$—	$2.9

As discussed above, during 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million. During 2015, we recorded revenues of $19.8 million related to the up-front license fee.

During the year ended December 31, 2013, we recognized $2.9 million in revenue under our collaboration agreement with Dainippon Sumitomo Pharma Co. Ltd. from the amortization of up-front licensing fees. The up-front licensing fee under this collaboration agreement was fully amortized as of December 31, 2013.

Operating Expenses

Research and Development

Our R&D expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, share-based compensation and allocated facility costs. We do not track fully burdened R&D costs separately for each of our drug candidates. We review our R&D expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing research and development efforts. Other R&D expenses mainly represent lab supply expenses, scientific consulting expenses and other expenses.

The following table presents our total R&D expenses by category during the periods presented:

	Years Ended December 31,
	2015	2014	2013
	(In millions)
External development expense:
VMAT2	$29.3	$9.0	$12.3
CRF	3.3	2.8	—
Other	1.2	2.6	1.5

Total external development expense	33.8	14.4	13.8
R&D personnel expense	32.8	20.2	15.4
R&D facility and depreciation expense	6.0	5.8	5.4
Other R&D expense	8.9	6.0	4.6

Total research and development expense	$81.5	$46.4	$39.2

R&D expense increased from $46.4 million in 2014 to $81.5 million in 2015. The $35.1 million increase in R&D expense was due in part to a $19.4 million increase in external development expenses primarily related to our VMAT2 Phase III clinical program, which was initiated during the second half of 2014. Approximately $12.6 million of the increase in R&D expense was due to higher R&D personnel related expense. Share-based compensation expense increased by approximately $7.9 million from 2014 to 2015; approximately $4.2 million of which was related to PRSUs recognized during 2015. An increase in R&D headcount and other personnel related costs accounted for the balance of the increase in personnel expense. Other R&D expense also increased by $2.9 million from 2014 to 2015 primarily due to external consulting expenses as we expanded our efforts on the NDA for valbenazine in tardive dyskinesia.

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

The nature and efforts required to develop our drug candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. For each drug candidate that successfully completes all stages of R&D, and is commercialized, total R&D spending in the pharmaceutical industry may exceed $2 billion. Additionally, the stages of R&D can take in excess of ten years to complete for each drug candidate.

For each of our drug candidate programs, we periodically assess the scientific progress and merits of the programs to determine if continued R&D is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with R&D of these programs, we may not be successful in achieving commercialization. As such, the ultimate timeline and costs to commercialize a product cannot be accurately estimated. Additionally, due to the uncertainty inherent in drug development, R&D costs are subject to considerable variation.

We expect research and development expenses to increase in 2016 as compared to 2015. We have recently initiated VMAT2 Phase II development in Tourette syndrome as well as announced a new clinical program investigating NBI-640756 in essential tremor. Additionally, we expect to file a new IND application in 2016 for another drug candidate. The development efforts around these programs, increased headcount to support these programs, coupled with higher share-based compensation expense due to increased Black-Scholes estimates and the expensing of certain RSUs and PRSUs, will result in an increase in R&D expense in 2016.

General and Administrative

General and administrative expenses were $32.5 million in 2015 compared to $18.0 million in 2014 and $13.3 million in 2013. The majority of this $14.5 million increase in expenses from 2014 to 2015 was due to higher personnel related expenses. Share-based compensation expense increased by approximately $10.1 million from 2014 to 2015; approximately $4.6 million of which was related to PRSUs expense recognized in 2015. An increase in headcount and other personnel related costs accounted for approximately $2.1 million of additional increase in personnel expense. Higher market research, licensing and other professional fees accounted for approximately $1.9 million of the increase in general and administrative expenses from 2014 to 2015.

The $4.7 million increase in expenses from 2013 to 2014 resulted primarily from a $3.5 million increase in personnel related costs, of which $1.7 million was related to higher share-based compensation costs. Higher market research and professional fees accounted for $0.6 million of the increase in general and administrative expenses from 2013 to 2014.

We expect our general and administrative expenses in 2016 to increase significantly from 2015 expense levels due to increasing pre-commercialization activities related to our VMAT2 inhibitor for tardive dyskinesia.

Net Loss

Our net loss for 2015 was $88.9 million, or $1.05 net loss per common share, our net loss for 2014 was $60.5 million, or $0.81 net loss per common share, and our net loss for 2013 was $46.1 million, or $0.69 net loss per common share.

The increase in our net loss from 2014 to 2015 was a result of the above mentioned higher overall expenses offset partially by an increase in revenue of approximately $19.8 million from the Mitsubishi Tanabe agreement.

The increase in our net loss from 2013 to 2014 was a result of the above mentioned higher overall expenses coupled with a $2.9 million decrease in revenue.

We expect to have a net loss in 2016, primarily due to significantly higher general and administrative expenses as we prepare for commercialization of valbenazine in tardive dyskinesia. R&D expenses will also increase due to our expanded clinical pipeline and early stage R&D efforts. Revenue is also expected to decrease modestly in 2016.

Liquidity and Capital Resources

At December 31, 2015, our cash, cash equivalents, and investments totaled $461.7 million compared with $231.3 million at December 31, 2014.

Net cash used in operating activities during 2015 was $38.0 million compared to $47.1 million in 2014. The $9.1 million change in cash flows from operating activities is primarily due to an increase in operating expenses of approximately $49.6 million; of which approximately $18.0 million consisted of non-cash share-based compensation expense. This increase in operating expenses was offset by a $30 million up-front payment from Mitsubishi Tanabe received in the second quarter of 2015, and an increase in current accounts payable and accrued liabilities of approximately $9.8 million.

Net cash used in operating activities during 2014 was $47.1 million compared to $29.6 million in 2013. The $17.5 million change is primarily due to the increase in net loss coupled with a decrease in receivables of approximately $14.1 million from 2012 receivables that were collected during the first quarter of 2013.

Net cash used in investing activities was $195.8 million in 2015 compared to net cash used in investing activities of $105.4 million in 2014 and net cash provided by investing activities of $5.3 million in 2013. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Net cash provided by financing activities during 2015 was $277.0 million compared to $138.7 million and $5.3 million in 2014 and 2013, respectively. Cash provided by financing activities included approximately $270.7 and $133.2 million from our public offering of common stock in February 2015 and 2014, respectively. During 2014, 2013 and 2012 stock option exercises yielded $6.3 million, $5.6 million and $5.3 million, respectively, in cash proceeds. We had no outstanding debt at December 31, 2015.

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

In February 2014, we completed a public offering of common stock in which we sold 8.0 million shares our common stock at an offering price of $17.75 per share. The shares were sold pursuant to a shelf registration statement with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statement. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of December 31, 2015, we had sold 16.0 million shares under this shelf registration statement.

Factors That May Affect Future Financial Condition and Liquidity

We anticipate increases in expenditures as we continue to expand our R&D activities. Because of our limited financial resources, our strategies to develop some of our programs include collaborative agreements with major pharmaceutical companies and sales of our common stock in both public and private offerings. Our collaborative agreements typically include a partial recovery of our research costs through license fees, contract research funding and milestone revenues. Our collaborators are also financially and managerially responsible for clinical development and commercialization. In these cases, the estimated completion date would largely be under the control of the collaborator. We cannot forecast, with any degree of certainty, which other proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.

Our inlicensed, research and clinical development agreements are generally cancelable with written notice within 180 days or less. In addition to the minimum payments due under inlicense and research agreements, we may be required to pay up to approximately $17 million in milestone payments, plus sales royalties, in the event that all scientific research under these agreements is successful.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against us in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that we, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize GnRH antagonists breached our license agreement with Mount Sinai dated August 27, 1999. Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. We believe that we have meritorious defenses to the claims made in the complaint and intend to vigorously defend ourselves against such claims, but are not able to predict the ultimate outcome of this action.

We lease our office and research laboratories under an operating lease with an initial term that expires at the end of 2019. Additionally, our facility lease agreement calls for us to maintain $50 million in cash and investments at all times, or to increase our security deposit by $5 million.

As of December 31, 2015, the total estimated future annual minimum lease payments under our non-cancelable operating lease obligations are as follows (in thousands):

Payment Amount
Year ending:
2016	$7,606
2017	7,834
2018	8,070
2019	8,311
2020 and thereafter	—

Total future minimum lease payments	$31,821

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

The nature and efforts required to develop our product candidates into commercially viable products include research to identify a clinical candidate, preclinical development, clinical testing, FDA approval and commercialization. For each drug candidate that successfully completes all stages of R&D, and is commercialized, total R&D spending in the pharmaceutical industry may exceed $2 billion. Additionally, the stages of research and development can take in excess of ten years to complete for each drug candidate.

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

For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued R&D is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with R&D of these programs, we may not be successful in achieving commercialization. As such, the ultimate timeline and costs to commercialize a product cannot be accurately estimated.

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

As a result of the uncertainties discussed above, among others, the duration and completion costs of our R&D projects are difficult to estimate and are subject to considerable variation. Our inability to complete our R&D projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

We also may be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital requirements will depend on many factors, including:

•	continued scientific progress in our R&D programs;

•	the magnitude of our R&D programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications and enforcing patent claims;

•	competing technological and market developments;

•	the establishment of additional collaborations and strategic alliances;

•	developments related to on-going litigation;

•	the cost of manufacturing facilities and of commercialization activities and arrangements; and

•	the cost of product in-licensing and any possible acquisitions.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on December 31, 2015, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

In November 2015, the FASB issued an ASU, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which ASU eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU applies to all organizations that present a classified balance sheet. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We adopted this standard as of December 31, 2015 with retroactive application.

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

NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neurocrine Biosciences, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 11, 2016

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except for par value and share totals)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$74,195	$31,014
Short-term investments, available-for-sale	304,996	162,795
Other current assets	4,883	4,394

Total current assets	384,074	198,203
Property and equipment, net	3,432	2,507
Long-term investments, available-for-sale	82,488	37,492
Restricted cash	4,791	4,831

Total assets	$474,785	$243,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,561	$246
Accrued liabilities	19,034	11,508
Current portion of deferred rent	269	119
Current portion of cease-use liability	428	467
Current portion of deferred gain on sale of real estate	3,423	3,324

Total current liabilities	25,715	15,664
Deferred gain on sale of real estate	10,898	14,322
Deferred revenue	10,231	—
Deferred rent	1,711	1,877
Cease-use liability	1,555	2,211
Other liabilities	221	260

Total liabilities	50,331	34,334
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 86,262,594 and 76,465,942 at December 31, 2015 and 2014, respectively	86	76
Additional paid-in capital	1,340,579	1,035,205
Accumulated other comprehensive loss	(977)	(277)
Accumulated deficit	(915,234)	(826,305)

Total stockholders’ equity	424,454	208,699

Total liabilities and stockholders’ equity	$474,785	$243,033

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Comprehensive Loss

(In thousands, except net loss per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Milestones and license fees	$19,769	$—	$2,919

Total revenues	19,769	—	2,919
Operating expenses:
Research and development	81,491	46,425	39,248
General and administrative	32,480	17,986	13,349

Total operating expenses	113,971	64,411	52,597

Loss from operations	(94,202)	(64,411)	(49,678)
Other income:
Gain (loss) on sale/disposal of assets	9	(4)	37
Deferred gain on real estate	3,325	3,226	3,133
Investment income, net	1,928	629	402
Other income, net	11	18	16

Total other income	5,273	3,869	3,588

Net loss	$(88,929)	$(60,542)	$(46,090)

Net loss per common share:
Basic	$(1.05)	$(0.81)	$(0.69)

Diluted	$(1.05)	$(0.81)	$(0.69)

Shares used in the calculation of net loss per common share:
Basic	84,496	74,577	66,989

Diluted	84,496	74,577	66,989

Other comprehensive loss:
Net loss	$(88,929)	$(60,542)	$(46,090)
Net unrealized (losses) gains on available-for-sale securities	(700)	(282)	7

Comprehensive loss	$(89,629)	$(60,824)	$(46,083)

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock			Accumulated
			Additional Paid in Capital	Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE AT DECEMBER 31, 2012	66,447	$66	$873,981	$(2)	$(719,673)	$154,372
Net income	—	—	—	—	(46.090)	(46,090)
Unrealized gains on investments	—	—	—	7	—	7
Share-based compensation	—	—	6,819	—	—	6,819
Issuance of common stock for option exercises	904	1	5,301	—	—	5,302

BALANCE AT DECEMBER 31, 2013	67,351	$67	$886,101	$5	$(765,763)	$120,410
Net loss	—	—	—	—	(60,542)	(60,542)
Unrealized losses on investments	—	—	—	(282)	—	(282)
Share-based compensation	—	—	10,382	—	—	10,382
Issuance of common stock for restricted share units vested	93	—	—	—	—	—
Issuance of common stock for option exercises	1,022	1	5,559	—	—	5,560
Issuance of common stock, net of offering costs	8,000	8	133,163	—	—	133,171

BALANCE AT DECEMBER 31, 2014	76,466	$76	$1,035,205	$(277)	$(826,305)	$208,699
Net loss	—	—	—	—	(88,929)	(88,929)
Unrealized losses on investments	—	—	—	(700)	—	(700)
Share-based compensation	—	—	28,392	—	—	28,392
Issuance of common stock for restricted share units vested	503	1	—	—	—	1
Issuance of common stock for option exercises	1,308	1	6,303	—	—	6,304
Issuance of common stock, net of offering costs	7,986	8	270,679	—	—	270,687

BALANCE AT DECEMBER 31, 2015	86,263	$86	$1,340,579	$(977)	$(915,234)	$424,454

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(88,929)	$(60,542)	$(46,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,009	827	671
Gain on sale of assets, net	(3,334)	(3,222)	(3,170)
Cease-use expense	(85)	—	—
Deferred revenues	10,231	—	(2,919)
Deferred rent	(16)	14	142
Amortization of premiums on investments	6,032	3,792	2,843
Non-cash share-based compensation expense	28,392	10,382	6,819
Change in operating assets and liabilities:
Accounts receivable and other assets	(489)	(1,671)	13,528
Cease-use liability	(610)	(418)	(590)
Other liabilities	(39)	—	108
Accounts payable and accrued liabilities	9,841	3,698	(949)

Net cash used in operating activities	(37,997)	(47,140)	(29,607)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(449,052)	(257,544)	(145,328)
Sales/maturities of investments	255,123	154,133	151,281
Deposits and restricted cash	40	(388)	(108)
Proceeds from sales of property and equipment	9	45	40
Purchases of property and equipment	(1,934)	(1,612)	(545)

Net cash (used in) provided by investing activities	(195,814)	(105,366)	5,340
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	276,992	138,731	5,302

Net cash provided by financing activities	276,992	138,731	5,302

Net change in cash and cash equivalents	43,181	(13,775)	(18,965)
Cash and cash equivalents at beginning of the year	31,014	44,789	63,754

Cash and cash equivalents at end of the year	$74,195	$31,014	$44,789

SUPPLEMENTAL DISCLOSURES
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Neurocrine Continental, Inc., is a Delaware corporation and a wholly owned subsidiary of the Company and was inactive for all periods presented. The Company also has two wholly-owned Irish subsidiaries, Neurocrine Therapeutics, Ltd. and Neurocrine Europe, Ltd. which were formed in December 2014, both of which are inactive.

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

Collaboration Agreements. Collaborative R&D agreements accounted for all of the Company’s revenue for all periods presented.

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

Share-Based Compensation. The Company estimates the fair value of stock options using the Black-Scholes option pricing model on the date of grant. Restricted stock units are valued based on the closing price of the Company’s common stock on the date of grant. The fair value of equity instruments expected to vest are recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally three to four years; however, certain provisions in the Company’s equity compensation plans provide for shorter vesting periods under certain circumstances. Additionally, the Company has granted certain performance-based equity awards that vest upon the achievement of certain pre-defined Company-specific performance criteria. Expense related to these performance-based equity awards is generally recognized ratably over the performance period once the pre-defined performance based criteria for vesting becomes probable.

Investment Income, net. Investment income, net is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. The following table presents certain information related to the components of investment income (in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest income	$1,928	$629	$400
Realized gains, net	—	—	2

Total	$1,928	$629	$402

Net Loss Per Share. The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements. Common share equivalents are excluded from the diluted net loss per share calculation because of their anti-dilutive effect.

Due to the Company’s net loss position in 2015, 2014 and 2013, approximately 4.1 million, 2.9 million and 2.1 million, respectively, of common share equivalents were excluded from the diluted common shares outstanding. For the years ended December 31, 2015, 2014 and 2013, there were employee stock options, calculated on a weighted average basis, to purchase 0.1 million, 1.0 million, and 0.3 million shares of our common stock with an exercise price greater than the average market price of the underlying common shares.

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

In November 2015, the FASB issued an ASU, “Income Taxes: Balance Sheet Classification of Deferred Taxes,” which ASU eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This ASU applies to all organizations that present a classified balance sheet. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this standard as of December 31, 2015 with retroactive application.

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

The Company typically receives up-front payments when licensing its intellectual property, which often occurs in conjunction with a R&D agreement. The Company recognizes revenue attributed to the license upon delivery, provided that the license has stand-alone value.

For payments payable on achievement of milestones that do not meet all of the conditions to be considered substantive, the Company recognizes the portion of the payment allocable to delivered items as revenue when the specific milestone is achieved, and the contingency is removed.

Prior to the revised multiple element guidance described above, adopted by the Company on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the FASB ASC (Milestone Method). Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and the Company’s efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from the Company’s performance. The Company assesses whether a milestone is substantive at the inception of each agreement.

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). During 2015, the Company entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of valbenazine for movement disorders in Japan and other select Asian markets. Payments to the Company under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by the Company, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. The Company will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

Under the terms of the Company’s agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization in Japan and other select Asian markets is governed by a joint steering committee and joint development committee with representatives from both the Company and Mitsubishi Tanabe. There are no performance, cancellation, termination or refund provisions in the agreement that would have a material financial consequence to the Company. The Company does not directly control when event-based payments will be achieved or when royalty payments will begin. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to the Company. In such event, all valbenazine product rights for Japan and other select Asian markets would revert to the Company.

The Company has identified the following deliverables associated with the Mitsubishi Tanabe agreement: valbenazine technology license and existing know-how, development activities to be performed as part of the collaboration, and the manufacture of pharmaceutical products. The respective standalone value from each of these deliverables has been determined by applying the BESP method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of services.

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

For the year ended December 31, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million, of which $30 million has been received to date, and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of December 31, 2015, $500 million remains outstanding in future event based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. There was no revenue recognized in 2015, 2014 or 2013 related to this collaboration.

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

Investments at December 31, 2015 and 2014 consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014
Certificates of deposit	$10,078	$17,438
Commercial paper	23,955	7,498
Corporate debt securities	323,219	174,323
Securities of government-sponsored entities	30,232	1,028

Total investments	$387,484	$200,287

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$9,120	$1	$(1)	$9,120
Commercial paper	Less than 1	23,965	1	(11)	23,955
Corporate debt securities	Less than 1	254,592	1	(414)	254,179
Securities of government-sponsored entities	Less than 1	17,762	1	(21)	17,742

Total short-term available-for-sale securities		$305,439	$4	$(447)	$304,996

Classified as non-current assets:
Certificates of deposit	1 to 2	$960	$—	$(2)	$958
Corporate debt securities	1 to 2	69,528	—	(488)	69,040
Securities of government-sponsored entities	1 to 2	12,534	—	(44)	12,490

Total long-term available-for-sale securities		$83,022	$—	$(534)	$82,488

December 31, 2014:
Classified as current assets:
Certificates of deposit	Less than 1	$9,072	$—	$(6)	$9,066
Commercial paper	Less than 1	7,497	1	—	7,498
Corporate debt securities	Less than 1	145,321	5	(123)	145,203
Securities of government-sponsored entities	Less than 1	1,029	—	(1)	1,028

Total short-term available-for-sale securities		$162,919	$6	$(130)	$162,795

Classified as non-current assets:
Certificates of deposit	1 to 2	$8,400	$—	$(28)	$8,372
Corporate debt securities	1 to 2	29,245	—	(125)	29,120

Total long-term available-for-sale securities		$37,645	$—	$(153)	$37,492

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2015:
Certificates of deposit	$5,517	$(3)	$—	$—	$5,517	$(3)
Commercial paper	16,959	(11)	—	—	16,959	(11)
Corporate debt securities	310,160	(880)	5,521	(22)	315,681	(902)
Securities of government-sponsored entities	25,913	(65)	—	—	25,913	(65)

Total	$358,549	$(959)	$5,521	$(22)	$364,070	$(981)

December 31, 2014:
Certificates of deposit	$16,957	$(34)	$—	$—	$16,957	$(34)
Corporate debt securities	149,477	(248)	—	—	149,477	(248)
Securities of government-sponsored entities	1,028	(1)	—	—	1,028	(1)

Total	$167,462	$(283)	$—	$—	$167,462	$(283)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the years ended December 31, 2015 and 2014.

The Company’s assets which are measured at fair value on a recurring basis as of December 31, 2015 and 2014 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Classified as current assets:
Cash and money market funds	$69.5	$69.5	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	24.0	—	24.0	—
Securities of government-sponsored entities	17.7	—	17.7	—
Corporate debt securities	259.0	—	259.0	—

Subtotal	379.3	78.6	300.7	—
Classified as long-term assets:
Certificates of deposit	5.7	5.7	—	—
Securities of government-sponsored entities	12.5	—	12.5	—
Corporate debt securities	69.0	—	69.0	—

Total	466.5	84.3	382.2	—
Less cash, cash equivalents and restricted cash	(79.0)	(74.2)	(4.8)	—

Total investments	$387.5	$10.1	$377.4	$—

December 31, 2014:
Classified as current assets:
Cash and money market funds	$28.7	$28.7	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	7.5	—	7.5	—
Securities of government-sponsored entities	1.5	—	1.5	—
Corporate debt securities	147.0	—	147.0	—

Subtotal	193.8	37.8	156.0	—
Classified as long-term assets:
Certificates of deposit	13.2	13.2	—	—
Corporate debt securities	29.1	—	29.1	—

Total	236.1	51.0	185.1	—
Less cash, cash equivalents and restricted cash	(35.8)	(33.5)	(2.3)	—

Total investments	$200.3	$17.5	$182.8	$—

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Tenant improvements	1,335	1,226
Furniture and fixtures	837	819
Equipment	28,121	29,208

	30,293	31,253
Less accumulated depreciation	(26,861)	(28,746)

Property and equipment, net	$3,432	$2,507

For each of the years ended December 31, 2015, 2014 and 2013, depreciation expense was $1.0 million, $0.8 million and $0.7 million, respectively. During 2015, 2014 and 2013, the Company recognized a gain/(loss) of approximately $9,000, ($4,000) and $37,000, respectively, related to disposal of capital equipment.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Accrued employee related costs	$7,358	$6,520
Accrued development costs	7,359	1,706
Other accrued liabilities	4,317	3,282

	$19,034	$11,508

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $3.3 million, $3.2 million and $3.1 million, respectively, of the deferred gain and will recognize the remaining $14.3 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of December 31, 2015, the Company has two sublease agreements for approximately 30,000 square feet of the Rear Building. These subleases are expected to result in approximately $1.1 million of rental income in 2016 with this sublease rental income being recorded as an offset to rent expense. The income generated under these subleases is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of such a sublease, or in association with an amendment to such sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the subleases and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The subleases provide various options to extend for additional one-year renewal periods. The current terms each of these two subleases expire in February 2017 and March 2018.

The following table sets forth changes to the accrued cease-use liability during 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Beginning balance	$2,678	$3,096
Change in estimate	(85)	—
Payments	(610)	(418)

Ending balance	$1,983	$2,678

Rent Expense. Gross rent expense was $5.9 million for each of the years ended December 31, 2015, 2014 and 2013, respectively. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Lease Commitments. The Company leases its office and research laboratories under an operating lease with an initial term of twelve years, expiring at the end of 2019. Additionally, the Company’s facility lease agreement calls for it to maintain $50 million in cash and investments at all times, or to increase the security deposit by $5 million.

As of December 31, 2015, the total estimated future annual minimum lease payments under the Company’s non-cancelable building lease for the years ending after December 31, 2015 were as follows (in thousands):

Payment Amount
2016	$7,606
2017	7,834
2018	8,070
2019	8,311
2020 and thereafter	—

Total future minimum lease payments	$31,821

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

Litigation. From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation gonadotropin-releasing hormone antagonists, breached its license agreement with Mount Sinai dated August 27, 1999. Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. The Company believes that it has meritorious defenses to the claims made in the complaint and intend to vigorously defend itself against such claims, but is not able to predict the ultimate outcome of this action.

The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

NOTE 8. SHARE-BASED COMPENSATION

Share-Based Compensation Plans. In May 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 13.5 million shares of Company common stock are authorized for issuance. The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards (RSUs), stock appreciation rights, performance stock awards, performance-based restricted stock units (PRSUs) and other forms of equity compensation.

The Company also issues stock options under the Neurocrine Biosciences, Inc. Inducement Plan to certain executive level employees. During 2015 and 2014, 120,000 and 160,000 stock options, respectively, and during 2015 50,000 RSUs were granted pursuant to such inducement plan. These stock option grants have a four year vesting period and the RSUs have a three year cliff vesting. The Company currently has approximately 0.3 million in stock options and RSUs outstanding under this inducement plan.

As of December 31, 2015, approximately 6.2 million remained available for future grant awards under the 2011 Plan. Only share awards made under the 2011 Plan that are subsequently cancelled due to forfeiture or expiration are returned to the share pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of RSUs and PRSUs, and has 12.8 million shares of common stock reserved for such issuance as of December 31, 2015.

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

Share-Based Compensation. The compensation cost that has been included in the statement of comprehensive loss for all share-based compensation arrangements is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
General and administrative expense	$15,281	$5,167	$3,516
Research and development expense	13,111	5,215	3,303

Share-based compensation expense	$28,392	$10,382	$6,819

Authoritative guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net tax loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

Stock Options. The exercise price of all options granted during the years ended December 31, 2015, 2014 and 2013 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three years ended December 31, 2015:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.7%	2.2%	1.4%
Expected volatility of common stock	66%	71%	76%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	6.6 years	7.2 years	7.3 years

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

Authoritative guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures for awards with monthly vesting terms were estimated to be 0% in 2015 based on historical experience. Pre-vesting forfeitures for awards with annual vesting terms were also estimated at 0% in 2015 based on historical employee turnover experience. The effect of past restructurings has been excluded from the historical review of employee turnover. The effect of pre-vesting forfeitures for awards has historically been negligible on the Company’s recorded expense. The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2015, 2014 and 2013, estimated as of the grant date using the Black-Scholes option valuation model, were $23.24, $12.57 and $6.55, respectively.

A summary of the status of the Company’s stock options as of December 31, 2015, 2014 and 2013 and of changes in options outstanding under the plans during the three years ended December 31, 2015 is as follows (in thousands, except for weighted average exercise price data):

	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	5,750	$9.31	5,853	$7.54	6,166	$7.62
Granted	1,159	37.21	1,089	18.41	771	9.24
Exercised	(1,315)	5.01	(1,135)	6.50	(904)	5.96
Canceled	(87)	46.08	(57)	56.83	(180)	25.68

Outstanding at December 31	5,507	$15.63	5,750	$9.31	5,853	$7.54

Options outstanding at December 31, 2015 have a weighted average remaining contractual term of 6.8 years.

For the year ended December 31, 2015, share-based compensation expense related to stock options was $13.6 million. As of December 31, 2015, there was approximately $28.0 million of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.6 years. As of December 31, 2015, there were approximately 3.8 million options exercisable with a weighted average exercise price of $10.44 and a weighted-average remaining contractual term of 6.1 years. The total intrinsic value, which is the amount by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2015, 2014, and 2013 was $43.6 million, $14.3 million and $6.0 million, respectively. As of December 31, 2015, the total intrinsic value of options outstanding and exercisable was $225.4 million and $177.0 million, respectively. Cash received from stock option exercises for the years ended December 31, 2015, 2014 and 2013 was $6.3 million, $5.6 million and $5.3 million, respectively.

Restricted Stock Units. The fair value of RSUs is based on the closing sale price of the Company’s common stock on the date of issuance. The total number of RSUs expected to vest is adjusted by estimated forfeiture rates, which has been based on historical experience of equity awards and historical employee turnover experience. The effect of pre-vesting forfeitures for awards has historically been negligible on the Company’s recorded expense and was estimated at 0% in 2015. The effect of past restructurings has been excluded from the historical review of employee turnover. For the year ended December 31, 2015, 2014 and 2013, share-based compensation expense related to RSUs was $6.0 million, $2.6 million, and $0.8 million, respectively. As of December 31, 2015, there was approximately $16.2 million of unamortized compensation cost related to RSUs, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.7 years.

The total intrinsic value of RSUs converted into common shares during the years ended December 31, 2015, 2014 and 2013 was $5.7 million, $1.7 million, and $0, respectively. The RSUs, at the election of eligible employees, may be subject to deferred delivery arrangement. The total intrinsic value of RSUs outstanding at December 31, 2015 was $51.5 million based on the Company’s closing stock price on that date.

A summary of the status of the Company’s RSUs as of December 31, 2015, 2014 and 2013 and of changes in RSUs outstanding under the plans for the three years ended December 31, 2015 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2015		2014		2013
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at January 1	669	$15.01	373	$8.65	—	$—
Granted	448	33.62	389	19.59	379	8.65
Cancelled	(16)	20.83	—	—	(6)	8.65
Converted into common shares	(191)	14.24	(93)	8.65	—	—

Outstanding at December 31	910	$24.23	669	$15.01	373	$8.65

Performance-Based Restricted Stock Units. During the years ended December 31, 2015 and 2014, the Company granted 50,000 and 475,000 PRSUs, respectively, that vest based on the achievement of certain pre-defined Company-specific performance criteria and expire approximately five years from the grant date. Because the performance based criteria for vesting for the PRSUs was not immediately probable, no associated expense was recorded for the PRSUs during the year ended December 31, 2014. During 2015, the Company recognized approximately $8.8 million in expense related to PRSUs as it became probable that the pre-defined performance conditions would be met mainly due to the Phase III results of the Kinect 3 clinical study. At December 31, 2015, the total unrecognized estimated compensation expense related to these PRSUs was $2.2 million and will be recognized ratably over the remaining expected performance period. The total intrinsic value of PRSUs converted into common shares during the year ended December 31, 2015 was $14.9 million. The total intrinsic value of PRSUs outstanding at December 31, 2015 was $12.0 million based on the Company’s closing stock price on that date.

NOTE 9. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2015, the Company completed a public offering of common stock in which the Company sold approximately 8.0 million shares of its common stock at an offering price of $36.00 per share. The shares were sold pursuant to an automatic shelf registration statement filed with the Securities and Exchange Commission (SEC). The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

In February 2014, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $17.75 per share. The shares were sold pursuant to a shelf registration statement previously filed with the SEC. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $133.2 million.

Shelf Registration Statement

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of December 31, 2015, the Company had sold approximately 16.0 million shares of its common stock under this shelf registration statement.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2015 or December 31, 2014, and has not recognized interest and/or penalties in the statement of comprehensive loss for the year ended December 31, 2015.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1998 (federal)/2002 (California) and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

At December 31, 2015, the Company had deferred tax assets of $382.4 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. The Company has determined that no ownership changes have occurred through December 31, 2015.

At December 31, 2015, the Company had Federal and California income tax net operating loss carry forwards of approximately $736.0 million and $567.3 million, respectively. The Federal tax loss carry forwards will begin to expire in 2021, unless previously utilized.

The California net operating loss carry forwards will expire as follows (in thousands):

Year	Amount
2016	116,600
2017	51,900
2018	140,600
2028 and beyond	258,100

In addition, the Company has Federal and California R&D tax credit carry forwards of $38.2 million and $27.2 million, respectively. The Federal R&D tax credit carry forwards begin expiring in 2018 and will continue to expire unless utilized. The California R&D tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $213,000, which will carry forward indefinitely. At December 31, 2015, approximately $77.0 million of the net operating loss carry forwards relate to stock option exercises, which will result in an increase to additional paid-in capital and a decrease in income taxes payable at the time when the tax loss carryforwards are utilized.

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are listed below. A valuation allowance of $382.4 million and $367.1 million at December 31, 2015 and 2014, respectively, has been recognized to offset the deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31 as of each respective year (in thousands):

	2015	2014
Deferred tax assets:
Net operating losses	$257,900	$260,600
Research and development credits	33,500	29,000
Capitalized research and development	58,900	45,700
Share-based compensation expense	10,900	6,900
Deferred revenue	4,300	800
Deferred gain on sales leaseback	5,000	7,200
Intangibles	6,900	10,600
Cease-use expense	700	1,100
Fixed assets	400	500
Other	3,900	4,700

Total deferred tax assets	382,400	367,100
Valuation allowance	(382,400)	(367,100)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2015, 2014 and 2013, due to the following (in thousands):

	2015	2014	2013
Federal income taxes at 35%	$(31,126)	$(21,190)	$(16,131)
State income tax, net of Federal benefit	2	(3,410)	(2,611)
Tax effect on non-deductible expenses	172	10	7
Share-based compensation expense	201	91	215
Change in tax rate	10,773	—	—
Expired tax attributes	5,594	315	151
Research credits	(6,638)	(1,882)	(3,458)
Change in valuation allowance	15,029	25,366	20,504
Uncertain tax positions	5,940	621	1,283
Other	53	79	40

	$—	$—	$—

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2015	2014	2013
Balance as of the beginning of the year	$23,854	$23,131	$21,672
Increases related to prior year tax positions	6,636	47	543
Increases related to current year tax positions	2,584	676	916
Expiration of the statute of limitations for the assessment of taxes	—	—	—

Balance as of the end of the year	$33,074	$23,854	$23,131

The Company, under authoritative guidance, excluded those deferred tax assets that are not more likely than not to be sustained under the technical merits of the tax position. These unrecognized tax benefits totaled $6.6 and $2.6 million for prior year tax positions and current year tax positions, respectively, as reflected in the tabular rollforward above.

As of December 31, 2015, the Company had $26.2 million of unrecognized tax benefits that, if recognized and realized, would effect the effective tax rate.

In the next twelve months, the Company does not expect a significant change in their unrecognized tax benefits.

NOTE 11. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2015 and 2014 (unaudited, in thousands, except for per share data):

	Year Ended December 31,				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015:
Revenues	$19,769	$—	$—	$—	$19,769
Operating expenses	22,057	25,322	35,844	30,748	113,971
Net loss	(1,192)	(23,987)	(34,435)	(29,315)	(88,929)
Net loss per share:
Basic and Diluted	$(0.01)	$(0.28)	$(0.40)	$(0.34)	$(1.05)
Shares used in the calculation of net loss per share:
Basic and Diluted	80,349	85,518	85,856	86,184	84,496
2014:
Revenues	$—	$—	$—	$—	$—
Operating expenses	12,725	14,361	16,857	20,468	64,411
Net loss	(11,842)	(13,381)	(15,875)	(19,444)	(60,542)
Net loss per share:
Basic and Diluted	$(0.17)	$(0.18)	$(0.21)	$(0.26)	$(0.81)
Shares used in the calculation of net loss per share:
Basic and Diluted	70,260	75,879	75,948	76,139	74,577

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2015. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Neurocrine Biosciences, Inc.

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Neurocrine Biosciences, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Neurocrine Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Neurocrine Biosciences, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Neurocrine Biosciences, Inc. and our report dated February 11, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 11, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2015. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description

3.1	Certificate of Incorporation(11)

3.2	Certificate of Amendment to Certificate of Incorporation(11)

3.3	Bylaws, as amended(11)

4.1	Form of Common Stock Certificate(1)

10.1**	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement.(7)

10.2**	Form of Indemnity Agreement entered into between the Company and its officers and directors.(5)

10.3**	Employment Commencement Nonstatutory Stock Option Agreement dated October 31, 2005 between the Company and Christopher O’Brien.(4)

10.4	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.(8)

10.5	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of Kilroy Realty, L.P., as amended on November 20, 2014.(13)

10.6**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.(3)

10.7	License agreement dated August 27, 1999 between the Company and the Mount Sinai School of Medicine of the City University of New York.(9)

10.8**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Timothy P. Coughlin.(3)

10.9**	Amended and Restated Employment Agreement effective August 6, 2007 between the Company and Christopher F. O’Brien M.D.(6)

Exhibit Number	Description

10.10**	Amended and Restated Employment Agreement effective August 23, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.(6)

10.11**	Amended and Restated Employment Agreement effective August 14, 2007 between the Company and Haig Bozigian, Ph.D.(6)

10.12**	2011 Equity Incentive Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use thereunder.(12)

10.13*	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011.

10.14**	Form of Amendment to Employment Agreement for executive officers.(10)

10.15**	Neurocrine Biosciences, Inc. Inducement Plan, as amended, Form of Stock Option Grant Notice and Option Agreement for use thereunder.(2)

10.16	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company.(14)

10.17	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxemburg S.a.r.l.(15)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2015
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2005
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2009
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 11, 2008
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 18, 2012
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2013
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 10, 2011
(11)

Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 2, 2015, and Exhibits 3.1, 3.2 and 3.3 to the Company’s Annual Report on From 10-K filed on February 8, 2013

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2015
(13)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 9, 2015
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2011.
*	Confidential treatment has been granted with respect to certain portions of the exhibit.
**	Management contract or compensatory plan or arrangement.
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

Date: February 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kevin C. Gorman Kevin C. Gorman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 11, 2016

/s/ Timothy P. Coughlin Timothy P. Coughlin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2016

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 11, 2016

/s/ Gary A. Lyons Gary A. Lyons	Director	February 11, 2016

/s/ W. Thomas Mitchell W. Thomas Mitchell	Director	February 11, 2016

/s/ Joseph A. Mollica Joseph A. Mollica	Director	February 11, 2016

/s/ George J. Morrow George J. Morrow	Director	February 11, 2016

/s/ Corinne H. Nevinny Corinne H. Nevinny	Director	February 11, 2016

/s/ Richard F. Pops Richard F. Pops	Director	February 11, 2016

/s/ Alfred W. Sandrock, Jr. Alfred W. Sandrock, Jr.	Director	February 11, 2016

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 11, 2016