Form 10-K/A
period 2015-12-31
NEUROCRINE BIOSCIENCES INC
filed 2016-04-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

EXPLANATORY NOTE

On February 11, 2016, Neurocrine Biosciences, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before April 29, 2016 (i.e., within 120 days after the end of the Company’s 2015 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on February 11, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The information provided below is biographical information about each of our directors, including other public company board memberships. Age and other information in each director’s biography are as of April 21, 2016.

Kevin C. Gorman, Ph.D. has been employed with the Company since 1993. He was appointed President and Chief Executive Officer in January 2008 after having served as Executive Vice President and Chief Operating Officer since September 2006 and prior to that, as Executive Vice President and Chief Business Officer and Senior Vice President of Business Development. He has served on the Board of Directors since January 2008. From 1990 until 1993, Dr. Gorman was a principal of Avalon Medical Partners, L.P. where he was responsible for the early stage founding of the Company and several other biotechnology companies such as Onyx Pharmaceuticals, Inc., Metra Biosystems, Inc., Idun Pharmaceuticals, Inc. and ARIAD Pharmaceuticals, Inc. Dr. Gorman received his Ph.D. in immunology and M.B.A. in Finance from the University of California, Los Angeles and did further post-doctoral training at The Rockefeller University.

William H. Rastetter, Ph.D. has served on the Board of Directors since February 2010 and as Chairman of the Board of Directors since May 2011. Currently, he serves as the Chairman of the Board of Directors for Fate Therapeutics, a publicly traded company focused on stem cell research. Dr. Rastetter also serves on the Board of Directors at Regulus Therapeutics, a publicly traded company focused on RNA based therapeutics, as the Lead Outside Director for Cerulean Pharma, Inc., a private company focused on innovative oncology therapies, and on the board of directors of Grail, Inc., a majority-owned subsidiary of Illumina, Inc. Dr. Rastetter served as chairman of the board of Illumina, Inc., a publicly held biotechnology company, from 2005 to January 2016 and served on its board of directors from 1998 to January 2016. He was a founder of Receptos, Inc. in 2009 and served as its chairman until the sale of the publicly held company to Celgene in 2015. He was a partner in the venture capital firm, Venrock, from 2006 through early 2013 and was Executive Chairman of Biogen Idec, Inc. from 2003 to 2005. Earlier, he served as Chairman and Chief Executive Officer of IDEC Pharmaceuticals Corporation until its merger with Biogen in 2003; he joined IDEC Corporation as its Chief Executive Officer at the company’s founding in 1986. From 1984 to 1986, Dr. Rastetter was Director of Corporate Ventures at Genentech, where from 1982 to 1984 he held scientific positions. Dr. Rastetter held various faculty positions at the Massachusetts Institute of Technology and Harvard University and is an Alfred P. Sloan Fellow. In addition, he serves as an advisor to Leerink Partners, a healthcare-focused investment bank, as an advisor to Illumina Ventures, a genomics focused venture firm, and on the board of trustees of Caltech. He is the author of numerous scientific papers and patent applications in the fields of organic and bioorganic chemistry, protein and enzyme engineering, and biotechnology. Dr. Rastetter holds an S.B. in Chemistry from the Massachusetts Institute of Technology and received his M.A. and Ph.D. in Chemistry from Harvard University.

Gary A. Lyons has served on the Board of Directors since joining Neurocrine in February 1993. Mr. Lyons served as the President and Chief Executive Officer of the Company from February 1993 through January 2008. Prior to joining the Company, Mr. Lyons held a number of senior management positions at Genentech, Inc., including Vice President of Business Development and Vice President of Sales. Mr. Lyons currently serves as Chair of the Board of Directors for Rigel Pharmaceuticals, Inc., a biotechnology company focused on developing drugs for the treatment of inflammatory/autoimmune and metabolic diseases, and serves on the Board of Directors of Vical Incorporated, a biotechnology company focused on the prevention and treatment of serious or life-threatening diseases, Cytori Therapeutics, a company focused on stem cell therapies, and Retrophin, Inc., a company focused on developing drugs for the treatment of debilitating and often life-threatening diseases. Mr. Lyons was previously a director of PDL BioPharma, Inc., Poniard Pharmaceuticals, Inc., Neurogesx, Kalobios, and Facet Biotech Corporation. Mr. Lyons holds a B.S. in marine biology from the University of New Hampshire and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management.

W. Thomas Mitchell has served on the Board of Directors since November 2002. Mr. Mitchell is the former Chairman of the Board and Chief Executive Officer of Genencor International, a biotechnology company. Under his guidance, Genencor’s revenues grew from under $30 million to over $325 million. In addition, he successfully managed the acquisition and integration of three major businesses to build the global enterprise that is now Genencor. An industry leader, Mr. Mitchell has participated in a number of important policy initiatives including the

1999 federal executive order that created the national bioenergy initiative. He also served as a member of the Governor’s Council on Biotechnology in California, which was responsible for helping to improve the state’s competitiveness in the mid-1990’s. Mr. Mitchell previously served on the Board of Directors of DJO, Inc., a medical device company, where he was a member of the audit committee. He also served on the Advisory Boards of the Chemical Engineering School at Cornell University and the University of Iowa’s School of Engineering. Mr. Mitchell received his B.S. in chemical engineering from Drexel University. He also completed the Executive Development Program at the University of Michigan.

Joseph A. Mollica, Ph.D. has served on the Board of Directors since June 1997 and as Chairman of the Board from 1998 until 2011. From 2004 to 2008, Dr. Mollica served as the Chairman of the Board of Pharmacopeia Drug Discovery, Inc., a biopharmaceutical company focused on drug discovery and development. From 1994 to 2004, Dr. Mollica served as the Chairman of the Board of Directors, President and Chief Executive Officer of Accelrys, Inc., the former parent of Pharmacopeia Drug Discovery. From 1987 to December 1993, Dr. Mollica served as Vice President, Medical Products of DuPont Company and then as President and CEO of DuPont Merck Pharmaceutical Company from 1991 to 1993. At Ciba-Geigy Ltd., where he was employed from 1966 to 1986, he served in a variety of positions of increasing responsibility, rising to Senior Vice President of Ciba-Geigy’s Pharmaceutical Division. Dr. Mollica is currently on the board of Celator Pharmaceuticals, Inc., an oncology focused biotechnology company, and was previously a director of Cytogen Corporation, Redpoint Bio Corporation and Genencor International. Over the past 20 years has served on the boards of more than a dozen public, private and not-for-profit boards He received his B.S. from the University of Rhode Island, his M.S. and Ph.D. from the University of Wisconsin and his Sc.D.h.c. from the University of Rhode Island.

George J. Morrow has served on the Board of Directors since October 2015. He previously served as Executive Vice President, Global Commercial Operations at Amgen Inc., a global biotechnology company, from 2003 until his retirement in 2011, and then served as a consultant to Amgen Inc. from February 2011 until January 2013. Mr. Morrow also served as Amgen’s Executive Vice President of Worldwide Sales and Marketing from 2001 to 2003. From 1992 to 2001, Mr. Morrow held multiple leadership positions at GlaxoSmithKline Inc. and its subsidiaries, last serving as President and Chief Executive Officer of Glaxo Wellcome Inc. Mr. Morrow currently serves on the boards of directors of Align Technology, Inc., Otonomy, Inc. and Vical Incorporated. Mr. Morrow has served previously on boards for Glaxo Wellcome, Inc., Human Genome Sciences, Inc., Safeway, Inc., the Johns Hopkins School of Public Health, National Commerce Bank and the Duke University Fuqua School of Business. Mr. Morrow holds a B.S. in chemistry from Southampton College, Long Island University, an M.S. in biochemistry from Bryn Mawr College and an M.B.A. from Duke University.

Corinne H. Nevinny has served on the Board of Directors since June 2004. Ms. Nevinny is currently a General Partner of LMNVC LLC, a privately held venture firm. From 2003 to 2010, Ms. Nevinny held various positions at Edwards Lifesciences, Inc., the global leader in the science of heart valves and hemodynamic monitoring. She served as Corporate Vice President and the General Manager of the Cardiac Surgery Systems and Vascular business units, was responsible for Edwards’ global operations and served as Chief Financial Officer and Treasurer. Before joining Edwards in 2003, Ms. Nevinny was Vice President, Chief Financial Officer of Tularik, Inc., a company involved in the discovery and development of drugs based on gene regulation, which was sold to Amgen, Inc. in 2004. Prior to joining Tularik, she was Executive Director-Health Care Group at Warburg Dillon Read LLC, an investment bank. Ms. Nevinny was previously on the Board of Directors of Onyx Pharmaceuticals, Inc., a biopharmaceutical company focused on the treatment of cancer that was sold to Amgen during 2013, and the Board of Directors at Avanir Pharmaceuticals, Inc., a biopharmaceutical company focused on central nervous system disorders that was acquired by Otsuka Pharmaceutical in 2015. Ms. Nevinny received her undergraduate degree in industrial engineering from Stanford University and her Master’s degree in business administration from Harvard Business School.

Richard F. Pops has served on the Board of Directors since April 1998. Mr. Pops is the Chairman and Chief Executive Officer of Alkermes, Inc. He joined Alkermes as Chief Executive Officer in February 1991. Under his leadership, Alkermes has grown from a privately held research based company with 25 employees to an international, publicly traded pharmaceutical company with more than 1,300 employees. In addition to Alkermes, he currently serves on the Board of Directors of: Acceleron Pharma, Inc., a biotechnology company focused on musculoskeletal and metabolic therapeutics; Epizyme Corporation, a biotechnology company focused on epigenetics; the Biotechnology Industry Organization; and the Pharmaceutical Research and Manufacturers of America (PhRMA). He has previously served on the board of directors of two other publicly traded biopharmaceutical companies, Sirtris Pharmaceuticals from 2004 to 2008, and CombinatoRx, Incorporated from 2001 to 2009. Mr. Pops also served on the board of directors of Reliant Pharmaceuticals, a privately held pharmaceutical company purchased by GlaxoSmithKline in 2007, and on the advisory board of Polaris Venture Partners. He was a member of the Harvard Medical School Board of Fellows through June 2012. In 2014 Mr. Pops was appointed to FasterCures’ Value & Coverage Advisory Council, which is designed to provide guidance on fostering a coverage and reimbursement environment that incentivizes biomedical innovation and ensures that patients have meaningful access to life-saving therapies. He holds a B.A. in economics from Stanford University.

Alfred W. Sandrock, Jr., M.D., Ph.D., has served on our Board of Directors since September 2015. He has been employed in a number of executive roles with increasing responsibility at Biogen, Inc., a global biotechnology company, since 1998. He currently serves as Biogen’s Executive Vice President, Neurology Discovery & Development Center, Neurodegeneration Therapeutic Area and Chief Medical Officer and has served in these positions since November 2015. Dr. Sandrock previously served Biogen as Group Senior Vice President from May 2014 to October 2015 as well as Chief Medical Officer since February 2012. His former positions include Senior Vice President of Development Sciences, Senior Vice President of Neurology Research and Development, and Vice President of Clinical Development, Neurology. Dr. Sandrock received his B.A. in human biology from Stanford University, an M.D. from Harvard Medical School, and a Ph.D. in neurobiology from Harvard University. He completed an internship in medicine, a residency and chief residency in neurology, and a clinical fellowship in Neuromuscular Disease and Clinical Neurophysiology (electromyography) at Massachusetts General Hospital.

Stephen A. Sherwin, M.D. has served on the Board of Directors since April 1999. Dr. Sherwin currently divides his time between advisory work in the life science industry and patient care and teaching in his specialty of medical oncology. He is a Clinical Professor of Medicine at the University of California, San Francisco, and a volunteer Attending Physician in Hematology-Oncology at San Francisco General Hospital. Dr. Sherwin currently serves on the board of directors of Aduro Biotech, Inc., Biogen Inc., Rigel Pharmaceuticals, Inc., and Verastem, Inc. Previously Dr. Sherwin served on the board of Vical Incorporated from 2013 to 2015 and was chairman and chief executive officer of Cell Genesys, a cancer immunotherapy company, from 1990 until the company’s merger in 2009 with BioSante Pharmaceuticals (now ANI Pharmaceuticals). He was also a co-founder and chairman of Abgenix, an antibody company which was acquired by Amgen in 2006, and co-founder and chairman of Ceregene, a gene therapy company which was acquired by Sangamo Biosciences in 2013. From 1983 to 1990, Dr. Sherwin held various positions in clinical research at Genentech, most recently that of Vice President. Prior to 1983, he was on the staff of the National Cancer Institute. In addition, Dr. Sherwin previously served on the board of directors of the Biotechnology Industry Organization from 2001 to 2014 and as its chairman from 2009 to 2011. Dr. Sherwin holds a B.A. in biology summa cum laude from Yale University and an M.D. from Harvard Medical School, and is board-certified in internal medicine and medical oncology.

EXECUTIVE OFFICERS

As of April 12, 2016, the Named Executive Officers of the Company were as follows:

Name	Age	Position
Kevin C. Gorman, Ph.D.	58	President, Chief Executive Officer and Director
Timothy P. Coughlin	49	Chief Financial Officer
Christopher F. O’Brien, M.D.	59	Chief Medical Officer
Eric Benevich	51	Chief Commercial Officer
Haig P. Bozigian, Ph.D.	58	Chief Development Officer

See above for biographical information concerning Kevin C. Gorman, Ph.D.

Timothy P. Coughlin was appointed Chief Financial Officer in September 2006 after having served as Vice President, Controller. He is responsible for Accounting, Finance, Information Technology, Operations and Investor Relations. Prior to joining Neurocrine in 2002, he was with CHI, a nationwide integrated healthcare delivery system where he served as Vice President, Financial Services. Mr. Coughlin also served as a Senior Manager in the Health Sciences practice of Ernst & Young LLP, and its predecessors, from 1989 to 1999. Mr. Coughlin currently serves on the Board of Directors of Fate Therapeutics, a publicly traded company focused on stem cell research, and Retrophin, Inc. a company focused on developing drugs for the treatment of debilitating and often life-threatening diseases. Mr. Coughlin holds a Bachelor’s degree in Accounting from Temple University and a Master’s degree in International Business from San Diego State University and is a certified public accountant in both California and Pennsylvania.

Christopher F. O’Brien, M.D. became Chief Medical Officer in January 2007 after having served as Senior Vice President of Clinical Development since 2005. He is responsible for Clinical Operations, Regulatory Affairs, Drug Safety, Biostatistics and Data Management. Prior to joining Neurocrine, he was Chief Medical Officer at Prestwick Pharmaceuticals, Inc. from 2003 to 2005 and Senior Vice President of Global Medical Affairs at Elan Pharmaceuticals, Inc. from 2000 to 2003. Dr. O’Brien is currently on the Board of Directors of Verifax Corporation, a biometrics company focused on developing a dynamic signature verification system. Dr. O’Brien is a Board Certified Neurologist and obtained his undergraduate degree in Neuroscience from Boston University, his medical degree and residency training from the University of Minnesota and fellowship training from the University of Rochester School of Medicine.

Eric Benevich was appointed Chief Commercial Officer in May 2015 and is responsible for all aspects of commercial development, marketing and sales of the Neurocrine product portfolio. Previously, Mr. Benevich was at Avanir Pharmaceuticals from 2005 to 2015, serving most recently as Vice President of Marketing where he was responsible for NUEDEXTA® and commercialization of their CNS pipeline. Mr. Benevich has over 20 years of experience in the pharmaceutical industry and previously served in various positions of increasing responsibility at Peninsula Pharmaceuticals, Amgen and AstraZeneca in the sales and marketing of drugs such as Enbrel®, Epogen® and Prilosec®. Mr. Benevich has a BBA in international business from Washington State University.

Haig P. Bozigian, Ph.D. was appointed Chief Development Officer in December 2006 after having served as Vice President of Preclinical Development. He is responsible for all Pre-Clinical, Chemical and Pharmaceutical Development. Dr. Bozigian joined Neurocrine in 1997. With extensive expertise in CNS related new product development, Dr. Bozigian has participated in research and development for more than 20 years. Prior to joining Neurocrine, Dr. Bozigian served as Director of Pharmaceutical Development at Procyte Corporation, Associate Director of Pharmacokinetics and Drug Metabolism at Sphinx Pharmaceuticals Corporation and as a Clinical Pharmacokineticist at GlaxoSmithKline. Dr. Bozigian earned his B.S. in Microbiology from the University of Massachusetts, his M.S. in Pharmacodynamics and Toxicology from the University of Nebraska Medical Center, and earned his Ph.D. in Pharmaceutical Sciences from the University of Arizona.

CORPORATE GOVERNANCE

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own 10% or greater of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% or greater stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, and written representations from certain reporting persons, the Company believes that its officers, directors and 10% or greater stockholders complied with all Section 16(a) filing requirements applicable to them during the fiscal year ended December 31, 2015.

Code of Conduct

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

Stockholder Recommendations for Director Nominees

We do not have a formal policy regarding consideration of director candidate recommendations received from the Company’s stockholders. However, any recommendations received from stockholders will be evaluated in the same manner that potential nominees suggested by members of our Board of Directors, management or other parties are evaluated. Accordingly, our Board of Directors believes a formal policy regarding consideration of such recommendations is unnecessary.

Information about our Audit Committee

The Company’s Audit Committee is comprised entirely of directors who meet the independence requirements set forth in Nasdaq Stock Market Rule 5605(c)(2)(A). The members of the Audit Committee are Corinne H. Nevinny, Richard F. Pops and Stephen A. Sherwin, M.D. The Board of Directors has determined that Corinne H. Nevinny, Richard F. Pops and Stephen A. Sherwin, M.D. are “audit committee financial experts” within the meaning of item 407(d)(5) of SEC Regulation S-K.

Additional Information

Executive officers of the Company serve at the discretion of the Board of Directors. There are no family relationships among any of the directors, executive officers or key employees of the Company. No director, executive officer, key employee, promoter or control person of the Company has, in the last five years, been subject to bankruptcy proceedings, criminal proceedings or legal proceedings related to the violation of state or federal commodities or securities laws.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report by reference therein.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted by:

COMPENSATION COMMITTEE

Richard F. Pops

W. Thomas Mitchell

George J. Morrow

Joseph A. Mollica

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes Neurocrine’s executive compensation program for 2015 and certain elements of the 2016 program. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to the following individuals who are our Named Executive Officers (“NEOs”):

•	President and Chief Executive Officer, Kevin C. Gorman, Ph.D.;

•	Chief Financial Officer, Timothy P. Coughlin;

•	Chief Commercial Officer, Eric Benevich;

•	Chief Medical Officer, Christopher F. O’Brien, M.D.; and

•	Chief Development Officer, Haig P. Bozigian, Ph.D.

Executive Summary

Business Overview

We discover and develop innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel R&D platform, focused on neurological and endocrine based diseases and disorders. Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone antagonist for women’s health that is partnered with AbbVie Inc., and valbenazine, a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders. We intend to maintain certain commercial rights to valbenazine and other programs for evolution into a fully-integrated pharmaceutical company.

2015 Corporate Performance Highlights

We met our goals for fiscal 2015 at the 100% level. Our corporate goals for 2015, if accomplished, were designed to enhance shareholder value.

Our 2015 goals were:

•	aggressively advance our clinical compounds;

•	rapidly develop multiple R&D programs simultaneously;

•	attain certain business development goals;

•	prepare for commercialization of valbenazine; and

•	attain certain financial goals, including maintaining a strong capital structure.

We achieved multiple goals related to the advancement of our clinical compounds, including successful results from our tardive dyskinesia Phase III study and successful results from our Tourette syndrome Phase Ib T-Force study. In addition, we successfully initiated a Phase II study in pediatric and adolescent Tourette syndrome, a Phase II study in adult Tourette syndrome, and a Phase I study in essential tremor. We completed enrollment for our Kinect 4 study to support the filing of an NDA in tardive dyskinesia. In addition, we advanced multiple compounds into preclinical development programs.

We completed certain pre-commercialization activities for valbenazine. We hired a Chief Commercial Officer and a Vice President of Medical Affairs, began to build out our commercialization infrastructure, developed a commercialization launch plan, created market models, and enhanced our compliance program.

For our elagolix program, our collaborative partner reported positive results from two Phase III studies in endometriosis, positive results from a Phase IIb study in uterine fibroids, and announced the initiation of two Phase III studies in uterine fibroids.

In addition, we completed an out-license of valbenazine for development and commercialization in Japan and certain other Asian countries. We maintained our strong capital structure by meeting our expected expense burn, and completing a successful public offering of our common stock to strengthen our balance sheet.

Other Compensation Program Highlights

Pay for Performance/At Risk Pay

•	A significant portion of our CEO’s and other executive officers’ compensation is at risk; this includes cash incentives, stock options and vesting of performance-based RSUs.

Independent Compensation Consultants and Analysis

•	The Compensation Committee of the Board of Directors (the “Committee”) engages an independent compensation consultant to analyze the competitive landscape and make recommendations regarding the compensation of our executive officers.

Equity Ownership Guidelines and Equity Burn Rate

•	In March 2014, we implemented Equity Ownership Guidelines for our executive officers and as of March 31, 2016, all of our NEOs who had been with the Company for more than one year met our guidelines.

•	Our three-year ‘burn’ rate for equity grants is 2.5%, which is below the 25th percentile for our identified peer group.

Role of the Compensation Committee

The Committee reviews and approves all of the Company’s compensation policies. During 2015, the Committee consisted of Richard F. Pops, W. Thomas Mitchell and Joseph A. Mollica. As discussed in greater detail below, the Committee takes into consideration peer groups, survey data and advice from independent compensation consultants when setting the compensation structure and compensation philosophy for the Company. The Committee’s complete roles and responsibilities are set forth in a written charter which was adopted by the Board of Directors and is available at www.neurocrine.com. Some of the significant roles and responsibilities of the Committee include:

•	reviewing and, if necessary, revising the compensation philosophy of the Company;

•	reviewing and approving corporate goals and objectives relating to the compensation of the Company’s employees, including executive officers, and evaluating the performance of the Company, and its executive officers, in light of these corporate goals and objectives;

•	reviewing and approving compensation for all executive officers, including perquisite benefits, if any; and guidelines for salaries, merit salary increases, cash incentive payments, stock based grants and performance based stock grants for all other employees of the Company;

•	reviewing and approving all employment agreements for executive officers;

•	reviewing and approving all promotions to executive officer positions and all new hires of executive officers;

•	reviewing director compensation and making recommendations to the Board of Directors;

•	reviewing and approving equity grants to non-employees of the Company, if any;

•	making recommendations to the Board of Directors with regard to equity incentive plans and administering the Company’s equity incentive plans;

•	reviewing and taking into consideration stockholder feedback regarding compensation matters, including our annual “say-on-pay” vote;

•	retaining compensation consultants and independent advisors when appropriate to advise the Committee on compensation policies and plans;

•	complying with requirements established by the SEC, assessing the risks arising from the Company’s compensation policies and taking any actions required as a result thereof; and

•	preparing and approving the Compensation Discussion and Analysis to be included as part of the Company’s annual proxy statement or Annual Report on Form 10-K.

Compensation Philosophy Overall Compensation Determination Process

We believe that in order to create value for our stockholders it is critical to attract, motivate and retain key executive talent by providing competitive compensation packages. Accordingly, we design our executive compensation programs to attract, motivate and retain executives with the skills and expertise to execute our business plans, and reward those executives fairly over time for actions consistent with creating long-term stockholder value. The market for talented individuals in the life sciences industry is highly competitive. Our compensation philosophy for executive officers provides that cash compensation should be structured such that between base salary and cash incentives, at least one-third of the executive officer’s total cash compensation is at risk. Non-cash long-term equity compensation for executive officers is designed to motivate executive officers to increase long-term stockholder value as well as reward and retain key employees. The Committee believes that this approach provides an appropriate blend of short-term and long-term incentives to maximize stockholder value.

The implementation of the compensation philosophy is carried out under the supervision of the Committee. The Committee uses the services of an independent compensation consultant who is retained by, and reports directly to, the Committee. The compensation for our Chief Executive Officer, Dr. Gorman, as well as the other executive officers, is approved by the Committee in consultation with our other independent directors. Management, under guidelines and procedures approved by the Committee, determines the compensation of our other employees.

The Committee meets at least six times per year. In the first quarter of the year, the performance of each executive officer for the prior year and peer group compensation data are reviewed by the Committee, and base salary adjustments, cash incentive payouts and annual equity grants are discussed and approved. Also during the first quarter of the year, Company-wide performance goals for the then current year are finalized by the Committee and the Board of Directors. At mid-year meetings the Committee reviews the Company’s compensation philosophy, policies and procedures. Meetings in the fourth quarter of the year generally focus on Company goal achievement, selection of the peer group for the following year and the structure of executive officer performance reviews.

Components of Compensation

The Company’s compensation for executive officers consists of six components: base salary, cash incentives, long-term equity awards, retirement benefits as provided under the Company’s 401(k) plan, severance agreements and other benefits. The Company uses the peer group established by the Committee as a guideline for establishing base salaries, cash incentives and long-term equity award components of compensation. The Chief Executive Officer annually reviews the performance of each executive officer (other than himself) and discusses these performance reviews with the Committee. The Committee, in consultation with the other independent members of the Board of Directors, annually reviews the performance of the Chief Executive Officer.

The Committee considers each executive officer’s performance, contribution to goals, responsibilities, experience, qualifications, and where in the competitive range the executive officer compares to the Company’s identified peer group when determining the appropriate compensation for each executive officer. The Committee considers each component of compensation independently and therefore there is no direct correlation between any of the components. Each compensation component is described below.

Base Salary

The base salary is designed to compensate executive officers competitively at levels necessary to attract and retain qualified executives in the life sciences industry. As a general matter, the base salary for each executive officer is based on the scope of each executive officer’s responsibilities, as well as their qualifications, breadth of experience, performance record and depth of applicable functional expertise. The base salary is established and adjusted to be within the range of the applicable peer group, enabling the Company to attract, motivate, reward and retain highly skilled executives. Base salaries of the executive officers are reviewed by the Committee, in consultation with the independent members of the Board of Directors, annually in light of personal and Company goal attainment, executive officer performance and peer group data. Year-to-year adjustments to each executive officer’s base salary are based upon sustained superior performance, changes in the general level of base salaries of persons in comparable positions within our industry, and the average merit salary increase for such year for all employees of the Company established by the Committee, as well as other factors the Committee judges to be pertinent during an assessment period. In making base salary decisions, the Committee exercises its judgment to determine the appropriate weight to be given to each of these factors. Adjustments may also be made during the fiscal year for promotions, highly urgent retention reasons, superior performance in response to changed or challenging circumstances, and similar special circumstances. The adjustment to base salary for our NEOs for 2015 varied from three percent to five percent. The pay increases were based on the foregoing analysis and a consideration of the Company’s strong corporate performance in 2014, each officer’s performance, and base salary relative to his peer group. The NEOs’ annualized base salaries for 2015 were as follows: $575,000 for Dr. Gorman, $422,000 for Mr. Coughlin, $472,800 for Dr. O’Brien, $381,600 for Dr. Bozigian, and $365,000 for Mr. Benevich. Mr. Benevich joined the Company in May 2015.

Effective January 1, 2016, base salary increases varied from three percent to three and a half percent based on a review (as described above) of each officer’s performance and base salary positioning relative to similar officers in our peer group. The NEO’s annualized base salaries for 2016 are as follows: $592,000 for Dr. Gorman, $434,700 for Mr. Coughlin, $487,000 for Dr. O’Brien, $395,000 for Dr. Bozigian, and $376,000 for Mr. Benevich.

Cash Incentives

The Committee’s philosophy in establishing the Company’s cash incentive program is to provide a mix of compensation between base salary and total cash compensation such that at least one-third of the total target cash compensation is at risk for executive officers each year. The cash incentive program, including corporate goals and target payouts, are reviewed and approved by the Committee annually and may include individual performance targets for each executive officer. The corporate goals are prepared in an interactive process between management and the Board of Directors based on the Company’s business plan and budget for the year. Cash incentive payments are linked to the attainment of overall corporate and personal goals. The Committee establishes the target and maximum potential amount of each executive officer’s cash incentive payment annually.

In February 2015, the Board of Directors approved the Company’s executive officer cash incentive target percentages and performance goals for 2015. The table below sets forth the target and maximum cash incentive targets for our Chief Executive Officer and other executive officers for 2015. Both the target and maximum target percentages were competitive to the applicable peer group data for the Chief Executive Officer as well as the other executive officers.

Executive Officer	Minimum Payout	Target Percentage	Maximum Bonus Payout
Chief Executive Officer	0%	60%	72%
All Other Executive Officers	0%	50%	60%

In general, achievement of the Company’s goals determines the initial cash incentive pool for executive officers of the Company, which is then allocated to the executive officers based on the individual performance of each executive officer during the year. As in previous years, in 2015 the executive officer cash incentives were awarded based upon pre-established goals of the Company. The Board of Directors or the Committee may, in its sole discretion, eliminate any individual cash incentive or reduce or increase the amount of compensation payable with respect to any individual cash incentive. An executive officer must be an employee of the Company on the date the incentive is actually paid in order to receive the cash incentive. Any executive officer who leaves the employment of the Company, voluntarily or involuntarily, prior to the payment, will not receive any cash incentive. An employee who becomes an executive officer during the fiscal year may be eligible for a pro-rated cash incentive at the discretion of the Committee, generally provided the executive officer has been employed a minimum of three months during the calendar year. No clawback policy has been adopted by the Company at this time. The Committee believes that the performance goals established for incentives do not encourage excessive risk taking or have potential for encouraging behavior that may impact the Company negatively in future years.

The performance goals for 2015 consisted of goals for our lead development programs, our research function, our clinical activities, pre-commercialization activities and certain corporate and financial goals. The Board of Directors and the Committee did not assign relative weightings to the goals for 2015. The Committee does place emphasis on results having greater impact on the long-term success of the Company, which the Committee believes translates into greater shareholder value. The 2015 goals were as follows:

•	aggressively advance clinical compounds;

•	rapidly develop multiple R&D programs simultaneously;

•	attain certain business development goals;

•	prepare for commercialization of valbenazine; and

•	attain certain financial goals, including maintaining a strong capital structure.

In February 2016, the Committee, in consultation with the other independent members of the Board of Directors, determined that the Company met its corporate goals for 2015 at the 100% level. The basis for such determination included:

•	successful results from our Phase III study of valbenazine in tardive dyskinesia, successful results from our Tourette syndrome Phase Ib T-Force study, and successful initiation of two Phase II studies in Tourette syndrome and a Phase I study in essential tremor;

•	completed enrollment for our Kinect 4 study to support the filing of an NDA in tardive dyskinesia;

•	advanced multiple compounds into preclinical development;

•	certain pre-commercialization activities for valbenazine: hired a Chief Commercial Officer and a Vice President of Medical Affairs, began to build out our commercialization infrastructure, developed a commercialization launch plan, created market models, and enhanced our compliance program;

•	attained certain corporate, business development and financial goals, including maintaining a strong capital structure, managing expenses to our budget, completing a financing via a public offering of our common stock, out-licensing valbenazine in Japan and certain other Asian countries, and other business development goals related to our existing programs and potential in-licensing opportunities; and

•	for our elagolix program, our collaborative partner reported positive results from two Phase III studies in endometriosis, positive results from a Phase IIb study in uterine fibroids, and announced the initiation of two Phase III studies in uterine fibroids.

Based on these achievements, the Committee awarded cash incentive payouts for our NEOs at 100% of targeted Company goal achievement. For example, this 100% achievement rate yielded Dr. Gorman a cash incentive award of 60% of his 2015 base salary. The individual amounts approved by the Committee for each NEO were: Dr. Gorman, $345,000; Mr. Coughlin, $211,000; Dr. O’Brien, $236,400; Dr. Bozigian, $190,800; and Mr. Benevich, $109,300. Mr. Benevich’s cash incentive was pro-rated based upon his employment with the Company commencing in May 2015.

In February 2016, the Board of Directors approved the Company’s performance goals for 2016 along with eligible cash incentive target percentages for executive officers. The 2016 target and maximum percentages did not change from 2015, and remain substantially similar to the applicable peer group data for the Chief Executive Officer, as well as the other executive officers. The performance goals for 2016 are designed to enhance shareholder value and consist of key objectives for our development programs and general administrative activities. The Board of Directors and the Committee did not assign relative weightings to the goals for 2016. The Committee does place emphasis on results having greater impact on the long-term success of the Company. A summary of the 2016 goals are outlined below:

•	submit an New Drug Application to the FDA for valbenazine;

•	prepare for commercialization of valbenazine, including achievement of medical education objectives;

•	aggressively advance our clinical programs;

•	rapidly develop multiple R&D programs simultaneously; and

•	achieve certain finance, business development and legal objectives.

Long-Term Equity Awards

The Committee provides the Company’s executive officers with long-term incentive compensation through grants of stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PRSUs”) under the Company’s equity compensation plans. These equity-based programs create a strong link to the Company’s long-term financial performance, create an ownership culture and closely align the interests of our executive officers with those of our stockholders. The Committee believes that these grants directly motivate an executive officer to maximize long-term stockholder value and serve as an effective tool for incentivizing and retaining those executive officers who are most responsible for influencing stockholder value. The grants also utilize vesting periods, both performance-based and time-based, that encourage key executive officers to continue in the employ of the Company. The Committee considers each grant subjectively, considering factors such as the individual performance of the executive officer, the anticipated contribution of the executive officer to the attainment of the Company’s long-term strategic performance goals, and the ability of such grants to retain and motivate key executive officers. The equity awards for each year are set to be competitive with the applicable peer group to enable the Company to attract, motivate, and retain highly skilled executive officers. Long-term incentives granted in prior years are also taken into consideration, but do not play a significant role in current year determinations.

It has been the Company’s practice to make equity-based awards to our executive officers on an annual basis. Recent grants of annual stock option awards vest on a monthly basis, ratably, over four years and have a ten year term. Additionally, all stock option awards are priced based upon the closing price of the Company’s common stock on the date of grant. Recent grants of RSUs vest on an annual basis, ratably over four years. PRSU grants vest upon achievement of certain objectives. Equity-based awards to our executive officers are reviewed by the Committee annually in light of Company goal attainment, executive officer performance evaluations and peer group data. Prior year actual gains from the exercise of vested equity grants are not considered in the determination of current year compensation.

The Committee also considers the Company’s annual burn rate of equity grants as compared to industry standards when determining the long-term equity component of compensation. Burn rate is defined as the number of shares underlying equity grants for a given year divided by the total shares outstanding at the end of that same year. The Company’s three-year burn rate is 2.5%, which is below the 25th percentile of our identified peer group.

On February 3, 2015, the Committee, in consultation with the independent members of the Board of Directors, considered the factors outlined above, and approved stock option awards and RSUs to the executive officers. The equity based awards were determined based on the Company’s 2014 performance, each executive officer’s individual performance, each executive officer’s contribution to long-term strategic and performance goals, as well as retention and motivation of the executive officers. The individual grants of stock options and RSUs to NEOs were: Dr. Gorman 150,000 stock options and 25,000 RSUs; Mr. Coughlin 80,000 stock options and 12,000 RSUs; Dr. O’Brien 75,000 stock options and 12,000 RSUs; and Dr. Bozigian 65,000 stock options and 11,000 RSUs. Mr. Benevich was not employed by the Company in February 2015.

The Committee, in consultation with the independent members of the Board of Directors, determined with respect to the February 3, 2015 equity grants that the use of both stock options which vest monthly, on a pro-rata basis, over a four year period and RSUs which vest annually, on a pro-rata basis, over a four year period were the appropriate equity compensation vehicles. The Committee and Board of Directors believe that the long-term equity based compensation awards closely align stockholder and management interests.

On February 5, 2016, the Committee, in consultation with the other independent members of the Board of Directors, approved stock option awards and RSU grants to the executive officers. The equity based awards were determined based on 2015 individual performance and contribution to long-term strategic and performance goals as well as retention and motivation of the executive officers. The individual grants of stock options and RSUs to NEOs were: Dr. Gorman 109,100 stock options and 23,000 RSUs; Mr. Coughlin 48,500 stock options and 10,200 RSUs; Dr. O’Brien 60,600 stock options and 12,800 RSUs; Dr. Bozigian 48,500 stock options and 10,200 RSUs; and Mr. Benevich 41,200 stock options and 8,700 RSUs. The vesting terms of these grants are the same as the February 3, 2015 grants.

In addition, the Committee, on February 5, 2016, in consultation with the independent members of the Board of Directors, also approved a grant of PRSUs for the executive officers. These PRSUs vest upon 1) obtaining positive pivotal clinical trial data for the treatment of Tourette syndrome with valbenazine and 2) the FDA’s acceptance of the Company’s NDA submission of valbenazine for the treatment of Tourette syndrome. Vesting of these awards would represent the culmination of several years of effort, including success in clinical development and the successful navigation of the regulatory submission process. If the vesting criteria are achieved, we believe significant shareholder value will be created. Additionally, these PRSUs have a limited term of four years for the Company to achieve the objectives required for vesting. The individual PRSU grants for the Company’s NEOs were: Dr. Gorman, 35,750; Dr. O’Brien 30,500; and Mr. Coughlin, Dr. Bozigian and Mr. Benevich, 20,500 each.

Retirement Benefits

The terms of the Company’s 401(k) Savings Plan (the “401(k) Plan”) provide for executive officer and broad-based employee participation on the same general terms. Under the 401(k) Plan, all Company employees are eligible to receive basic matching contributions from the Company that vest three years from date of hire and monthly thereafter. The Company’s matching contribution to the 401(k) Plan for 2014 was 50% of eligible participant contributions, subject to applicable federal limits. The Company made no additional discretionary contributions to the 401(k) Plan in 2015.

Other Benefits

Executive officers are eligible to participate in the Company’s employee benefit plans on the same terms as all other full-time employees. These plans include medical, dental and life insurance. In addition to the benefits available to all employees, we provide our executive officers with certain additional benefits that we believe reflect market standards and are reasonable and necessary to attract and/or retain each of our executive officers and allow the executive officers to realize the full benefit of the other elements of compensation we provide. These benefits include disability insurance premiums, an annual physical examination, financial planning services, and for certain of our executive officers, tax gross-ups in the event of a change in control. The change in control gross-ups are part of pre-existing executive officer agreements and no new change in control gross-ups have been implemented for executive officers since 2007, nor does the Company intend to enter into any new agreements containing such gross-ups. Executive officers are eligible for four weeks of vacation from date of hire through ten years of employment, and five weeks of vacation per year thereafter. Additionally, all executive officers, as well as all other full-time employees who were employed as of December 31, 2011, are eligible to receive a one-time additional two week vacation benefit after ten years of service.

Severance Benefits

In addition, executive officers are eligible to receive severance benefits in connection with terminations of employment due to death, disability, or termination without cause or constructive termination (including following a change-in-control) as set forth below and more fully described in Potential Payments upon Termination or Change-in-Control. The Committee believes that the executive officer severance arrangements reflect current market standards and severance benefits competitive with those provided by our peer group. The Committee believes that in order to continue to retain the services of our key executive officers, it is important to provide them with some income and benefit protection against an involuntary termination of employment.

Compensation components for executive officers in the event of death include partial stock award acceleration, pro-rata cash incentive payment, payments for accrued base salary, any accrued vacation and any accrued benefits under any plans of the Company in which the executive officer is a participant and any appropriate business expenses incurred by the executive officer. In the event of death, there is no base salary continuation.

Compensation components for executive officers in the event of a qualifying long-term disability include partial stock award acceleration, pro-rata cash incentive payment, limited base salary continuation, payments for accrued base salary, limited Company-paid health insurance benefits, and any accrued vacation and any accrued benefits under any plans of the Company in which the executive officer is a participant. Compensation components for executive officers in the event of termination by the Company without cause or termination by the executive officer due to constructive termination include payments for accrued base salary, cash compensation payments, partial stock award acceleration, limited Company-paid health insurance benefits, and any accrued vacation and any accrued benefits under any plans of the Company in which the executive officer is a participant. Eligibility for these benefits under either situation requires a signed release agreement by the executive officer.

Compensation components for executive officers in the event of a termination by the Company without cause or termination by the executive officer due to constructive termination following a change-in-control include payments for accrued base salary, a cash compensation payment, cash compensation for the value of all outstanding stock awards, limited Company-paid health insurance benefits, and any accrued vacation and any accrued benefits under any plans of the Company in which the executive officer is a participant. The change-in-control benefits also contain certain tax gross-up provisions. Eligibility for these benefits requires a signed release agreement by the executive officer.

The Committee believes that in order to continue to retain the services of our key executive officers and focus their efforts on stockholder interests when considering strategic alternatives, it is important to provide them with enhanced income and benefit protection against loss of employment in connection with a change-in-control of our Company and thereby align the interests of our stockholders and our executive officers. However, the Company does not provide for such benefits solely in the event of a change-in-control because we believe that our executive officers are materially harmed only if a change-in-control results in our executive officers’ involuntary loss of employment, reduced responsibilities, reduced compensation, or other adverse change in the nature of the employment relationship.

Compensation Consultants and Peer Group

The Committee uses the services of an independent compensation consultant who is retained by and reports directly to the Committee. The Committee selected Radford, an AON Hewitt Company, as a third party compensation consultant to assist the Committee in establishing 2013, 2014, 2015 and 2016 overall compensation levels. Radford conducted analyses and provided advice on, among other things, the appropriate peer group, executive compensation for our executive officers and compensation trends in the life sciences industry. The Committee annually assesses the independence of Radford under the guidelines promulgated by the SEC and has determined that Radford is independent and has not provided the Company with any other services other than those requested by the Committee.

In order to evaluate the Company’s competitive position in the industry related to executive officer compensation, the Committee has historically reviewed and analyzed the compensation packages, including base salary levels, cash incentive awards and equity awards, offered by biotechnology and pharmaceutical companies within a designated peer group, and with data from Radford’s Global Life Sciences Survey for similarly sized companies. The Committee believes selection of a broad peer group on an annual basis provides the best long-term trend data for companies that compete with the Company for talent. The peer group is established annually by the Committee based on the advice of its independent compensation consultant taking into consideration various factors including size, market capitalization, location to key biotech talent hubs, and comparable stage of development of product candidates.

For equity awards granted and cash based compensation paid during 2015, the peer group consisted of: ACADIA Pharmaceuticals, Inc., Aegerion Pharmaceuticals, Inc., Anacor Pharmaceuticals, Inc., bluebird bio, Inc., Celldex Therapeutics, Inc., Clovis Oncology, Inc., Dyax, Corp., Keryx Biopharmaceuticals, Inc., KYTHERA Biopharmaceuticals, Inc., Lexicon Pharmaceuticals, Inc., Ligand Pharmaceuticals, Inc., NewLink Genetics Corporation, Novavax, Inc., Orexigen Therapeutics, Inc., PTC Therapeutics, Inc., Receptos, Inc., Relypsa, Inc., Sangamo BioSciences, Inc., Sarepta Therapeutics, Inc., Synageva BioPharma Corp., TESARO, Inc., and Xoma Corporation.

For equity awards granted and cash based compensation paid during early 2016, the peer group consisted of: ACADIA Pharmaceuticals, Inc., Agios Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Anacor Pharmaceuticals, Inc., bluebird bio, Inc., Clovis Oncology, Inc., Dyax, Corp., Intercept Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Juno Therapeutics, Inc., Kite Pharma, Inc., Novavax, Inc., Portola Pharmaceuticals, Inc., Puma Biotechnology, Inc., Sarepta Therapeutics, Inc., TESARO, Inc., Ultragenyx Pharmaceutical Inc.

We made several changes to our peer group from 2015 to 2016. The Committee weighed several factors in making these changes. In 2015, our stock price increased by approximately 250%, and our resulting market capitalization changed dramatically. Given the change in our profile, we wanted to ensure that our comparator group remained aligned with Neurocrine by focusing on stage of development, headcount and considering overall market value. The criteria used to establish the 2016 peer group included:

•	Late stage pre-commercial biopharmaceutical companies (Phase III) or recently commercial companies with minimal revenue (<$100MM);

•	Companies with market value generally between $2B and $10B to reflect our market capitalization; and

•	Companies with generally 50 to 300 employees

At the time the Committee approved the 2016 peer group, our market capitalization was at the approximately 75th percentile of the peer group overall, while our headcount was just below the 50th percentile.

Utilizing these criteria, changes to the 2016 peer group include elimination of Aegerion Pharmaceuticals, Inc., Celldex Therapeutics, Inc., Keryx Biopharmaceuticals, Inc., KYTHERA Biopharmaceuticals, Inc., Lexicon Pharmaceuticals, Inc., Ligand Pharmaceuticals, Inc., NewLink Genetics Corporation, Orexigen Therapeutics, Inc., PTC Therapeutics, Inc., Receptos, Inc., Relypsa, Inc., Sangamo BioSciences, Inc., Synageva BioPharma Corp., and Xoma Corporation whose market capitalizations were determined by the Committee to no longer be comparable. Agios Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., Intercept Pharmaceuticals, Inc., Ionis Pharmaceuticals, Inc., Juno Therapeutics, Inc., Kite Pharma, Inc., Portola Pharmaceuticals, Inc., Puma Biotechnology, Inc., and Ultragenyx Pharmaceutical, Inc. were added to the peer group.

Equity Ownership Guidelines

In March 2014, the Committee approved equity ownership guidelines for our executive officers. The equity ownership guidelines are designed to further align the interests of the executive officers with those of our stockholders by ensuring that our executive officers have a meaningful financial stake in the Company’s long-term success. The equity ownership guidelines establish a minimum equity ownership level by position, with such values determined based on the value of our ordinary shares owned by such persons as of certain measurement dates. All shares directly or beneficially owned by the executive officer, including the net exercisable value of outstanding vested stock options (where the market price of our common shares exceeds the strike price of such option) are included in determining the value of equity owned under our equity ownership guidelines. The guidelines are as follows:

Chief Executive Officer	3 times base salary

All other executive officers	1 times base salary

Annual compliance with the equity ownership guidelines is assessed during the first quarter of each year. As of March 31, 2016, each of our NEOs who had been with the Company for more than one year owned sufficient shares of our common stock such that the Company’s equity ownership guidelines were met prior to the consideration of the value of any outstanding vested option awards.

New executive officers are granted a five year period to become compliant with the equity ownership guidelines; and are expected to make annual progress toward the equity ownership guidelines during this five year period. When an executive officer is not compliant with the equity ownership guidelines, they are restricted from selling any held shares until compliance is attained. Additionally, should an executive officer who is not in compliance with the equity ownership guidelines choose to exercise a stock option or vest in any RSUs, they are required to retain all shares acquired through those transactions, aside from any shares necessary to fulfill such transaction related tax obligations, until full compliance with the equity ownership guidelines is attained.

Equity Trading Policies and Procedures

The Company has policies and procedures to prohibit direct or indirect participation by employees of the Company in transactions involving trading activities in Company common stock which by their aggressive or speculative nature may give rise to an appearance of impropriety. Such prohibited activities would include the purchase of put or call options, or the writing of such options as well as short sales, hedging transactions such as “cashless” collars, forward sales, equity swaps and other related arrangement which may indirectly involve short-sale and any other transactions designed for profit from short-term movement in the Company’s stock price.

Additionally, transactions in which Company common stock is margined or pledged to secure a loan must be pre-approved by the Company’s Chief Financial Officer or Chief Legal Officer based on guidelines adopted by the Nominating/Corporate Governance Committee.

There are no transactions involving pledging or margining Company common stock as of April 12, 2016.

The Company also requires executive officers and directors to complete all equity related open-market purchase and sale transactions via a 10b5-1 plan. The 10b5-1 plans typically cover, among other transactions, direct sales and purchases of Company stock, as well as same-day-sales related to option exercises and sales of stock for tax payments upon the vesting of restricted stock units. All 10b5-1 plans are required to have a 90-day waiting period from the election date to the date of the first transaction. Additionally, Company policy restricts the executive officers and directors from amending, canceling, suspending or otherwise modifying any 10b5-1 trading plan subsequent to adoption of the plan.

Tax Considerations

Internal Revenue Code Section 162(m)

The Committee considers the potential impact under Internal Revenue Code Section 162(m) whereby we can only deduct up to $1.0 million of the compensation we pay to named executive officers each taxable year unless such compensation is “performance-based compensation” within the meaning of the Internal Revenue Code. The Committee has determined that any gain related to the exercise of a stock option granted under any of our stockholder-approved stock option plans with an exercise price at least equal to the fair value of our common stock on the date of grant qualifies under the Internal Revenue Code as performance-based compensation and therefore is not subject to the $1.0 million limitation. However, deductibility is not the sole factor used by the Committee in ascertaining appropriate levels or manner of compensation and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). Accordingly, we may enter into executive officer compensation arrangements under which payments are not deductible under Section 162(m).

Internal Revenue Code Section 409A

Section 409A governs deferred compensation arrangements. The Committee reviewed our deferred compensation programs with the assistance of our external counsel and determined that the programs are compliant with Section 409A.

Compensation Committee interlocks and insider participation

During 2015, the Committee consisted of Richard F. Pops, W. Thomas Mitchell and Joseph A. Mollica, Ph.D. No interlocking relationship existed between any member of the Committee and any member of any other company’s Board of Directors or compensation committee.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table The following table sets forth the compensation paid by the Company for the fiscal years ended December 31, 2013, 2014 and 2015 to the NEOs named below.

Summary Compensation Table

Name and Title (1)	Year	Salary (2)	Bonus (2)	Option Awards (3)	Stock Awards (4)	All Other (5)	Total Compensation
Kevin C. Gorman, Ph.D.	2013	$541,100	$178,600	$1,092,000	$259,500	$38,798	$2,109,998
President and Chief Executive Officer	2014	$557,300	$401,256	$2,408,000	$2,546,700	$39,596	$5,952,852
	2015	$575,000	$345,000	$3,225,000	$824,750	$42,217	$5,011,967

Timothy P. Coughlin	2013	$397,800	$109,400	$536,640	$121,100	$35,739	$1,200,679
Chief Financial Officer	2014	$409,700	$245,820	$1,183,360	$1,743,510	$34,815	$3,617,205
	2015	$422,000	$211,000	$1,720,000	$395,880	$37,005	$2,785,885

Christopher F. O’Brien, M.D.	2013	$445,600	$122,500	$536,640	$121,100	$23,869	$1,249,709
Chief Medical Officer	2014	$459,000	$275,400	$1,183,360	$1,743,510	$24,818	$3,686,088
	2015	$472,800	$236,400	$1,612,500	$395,880	$27,105	$2,744,685

Eric Benevich	2013	$—	$—	$—	$—	$—	$—
Chief Commercial Officer	2014	$—	$—	$—	$—	$—	$—
	2015	$218,532	$109,300	$1,648,200	$1,044,500	$221,961	$3,242,493

Haig P. Bozigian, Ph.D.	2013	$352,800	$97,000	$468,000	$112,450	$37,844	$1,068,094
Chief Development Officer	2014	$363,400	$218,040	$1,032,000	$1,723,920	$39,589	$3,376,949
	2015	$381,600	$190,800	$1,397,500	$362,890	$39,024	$2,371,814

(1)	The titles and capacities set forth in the table above are as of April 12, 2016. Mr. Benevich joined the Company on May 26, 2015.
(2)	Salary and bonus figures represent amounts earned during each respective fiscal year, regardless of whether part or all of such amounts were paid in subsequent fiscal year(s).
(3)

The amounts shown are the full grant date fair value in accordance with Accounting Standards Codification 718-10, Compensation—Stock Compensation (ASC 718). The assumptions used to calculate the grant date fair value of stock awards are set forth under Note 8 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 11, 2016. The grant date fair values of option awards for 2013, 2014 and 2015 are based on per share Black-Scholes values of $6.24, $13.77, and $21.50, respectively. Mr. Benevich’s option awards are based on per share Black-Scholes value of $27.47.
(4)	Stock awards consist of restricted stock units and performance restricted stock units and may be subject to deferred delivery arrangements. The amounts shown are the full grant date fair value in accordance with ASC 718. The fair values of restricted stock units granted in 2015 are based on the Company’s closing market price per share on the grant date, which was $32.99 for all grants other than Mr. Benevich’s grant, for which it was $41.78.
(5)	Includes all other compensation as described in the table below.

All Other Compensation Table

Name	Year	401(k) Employer Match	Insurance Premiums (1)	Physical Exams	Total Other
Kevin C. Gorman, Ph.D.	2013	$7,650	$31,148	$—	$38,798
	2014	$7,650	$31,946	$—	$39,596
	2015	$7,950	$34,267	$—	$42,217

Timothy P. Coughlin	2013	$7,850	$25,243	$2,846	$35,739
	2014	$7,650	$27,165	$—	$34,815
	2015	$7,950	$29,055	$—	$37,005

Christopher F. O’Brien, M.D.	2013	$7,650	$16,219	$—	$23,869
	2014	$7,650	$17,168	$—	$24,818
	2015	$7,950	$19,155	$—	$27,105

Eric Benevich	2013	$—	$—	$—	$—
	2014	$—	$—	$—	$—
	2015	$6,388	$15,574	$—	$221,961	(2)

Haig P. Bozigian, Ph.D.	2013	$7,650	$30,194	$—	$37,844
	2014	$7,650	$31,939	$—	$39,589
	2015	$7,950	$31,074	$—	$39,024

(1)	The amounts in this column represent the costs for medical insurance for Company-wide plans, as well as disability insurance premiums and related tax gross-up amounts.
(2)	Amount includes a $100,000 sign-on bonus and $100,000 in relocation expenses.

Grant of Plan Based Awards During the Fiscal Year Ended December 31, 2015

The following table sets forth certain information regarding plan based-awards granted by the Company during the year ended December 31, 2015 to the NEOs below:

Name	Grant Date	Restricted Stock Units (1)(3)	No. of Securities Underlying Options (1)	Exercise or Base Price of Awards (1)	Grant Date Fair Value of Stock and Option Awards (2)
Kevin C. Gorman, Ph.D.	02/03/2015	25,000	—	$32.99	$824,750
	02/03/2015	—	150,000	$21.50	$3,225,000
Timothy P. Coughlin	02/03/2015	12,000	—	$32.99	$395,880
	02/03/2015	—	80,000	$21.50	$1,720,000
Christopher F. O’Brien, M.D.	02/03/2015	12,000	—	$32.99	$395,880
	02/03/2015	—	75,000	$21.50	$1,612,500
Eric Benevich	06/01/2015	25,000	—	$41.78	$1,044,500
	06/01/2015	—	60,000	$27.47	$1,648,200
Haig P. Bozigian, Ph.D.	02/03/2015	11,000	—	$32.99	$362,890
	02/03/2015	—	65,000	$21.50	$1,397,500

(1)	All options and restricted stock units for each Named Executive Officer other than Mr. Benevich were granted pursuant to the 2011 Plan. Mr. Benevich’s grants were issued pursuant to an Equity Inducement Plan. All option awards have an exercise price equal to the closing market price of the Company’s common stock on the date of grant. Mr. Benevich’s option award vests 25% after one year, and the remainder vest ratably over the following 36 months and have a term of ten years. All other option awards are time-based awards, which vest monthly, on a pro-rata basis, over four years and have an option term of ten years.
(2)	Reflects the grant date per share Black-Scholes value of $21.50 for option awards and the grant date per share value of $32.99 for restricted stock units, each granted on February 3, 2015 which was calculated in accordance with ASC 718. For Mr. Benevich’s awards, reflects the grant date per share Black-Scholes value of $27.47 and grant date per share value of $41.78.
(3)	Restricted Stock Units (“RSUs”) for each NEO other than Mr. Benevich vest annually, on a pro-rata basis, over a four year period. Mr. Benevich’s RSUs vest on June 1, 2018.

Agreements with Named Executive Officers

Kevin C. Gorman, Ph.D. has an employment contract that provides that: (i) Dr. Gorman will serve as the Company’s Executive Vice President and Chief Operating Officer commencing on August 1, 2007 at an initial annual salary of $400,000, subject to annual adjustment by the Board of Directors (subsequent to entering into the employment contract, Dr. Gorman was promoted to President and Chief Executive Officer and his annual base salary for 2016 is $592,000); (ii) the agreement terminates upon death, disability, termination by the Company with or without cause, constructive termination or voluntary resignation; (iii) Dr. Gorman is eligible for a discretionary annual bonus as determined by the Board of Directors, based upon achieving certain performance criteria; and (iv) each year starting in 2007 and continuing for the term of the agreement, Dr. Gorman will be eligible to receive equity awards with the number of shares, vesting terms, and exercise price as shall be determined by the Board of Directors.

Timothy P. Coughlin has an employment contract that provides that: (i) Mr. Coughlin will serve as the Company’s Vice President and Chief Financial Officer commencing on August 1, 2007 at an initial annual salary of $275,000, subject to annual adjustment by the Board of Directors (Mr. Coughlin’s annual base salary for 2016 is $434,700); (ii) the agreement terminates upon death, disability, termination by the Company with or without cause, constructive termination or voluntary resignation; (iii) Mr. Coughlin is eligible for a discretionary annual bonus as determined by the Board of Directors, based upon achieving certain performance criteria; and (iv) each year starting in 2007 and continuing for the term of the agreement, Mr. Coughlin will be eligible to equity awards with the number of shares, vesting terms, and exercise price as shall be determined by the Board of Directors.

Christopher F. O’Brien, M.D. has an employment contract that provides that: (i) Dr. O’Brien will serve as the Company’s Senior Vice President, Clinical Development and Chief Medical Officer commencing on August 1, 2007 at an initial annual salary of $350,000, subject to annual adjustment by the Board of Directors (Dr. O’Brien’s annual base salary for 2016 is $487,000); (ii) the agreement terminates upon death, disability, termination by the Company with or without cause, constructive termination or voluntary resignation; (iii) Dr. O’Brien is eligible for a discretionary annual bonus as determined by the Board of Directors, based upon achieving certain performance criteria; and (iv) Dr. O’Brien is eligible to receive equity awards with the number of shares, vesting terms, and exercise price as shall be determined by the Board of Directors.

Eric Benevich has an employment contract that provides that: (i) Mr. Benevich will serve as the Company’s Chief Commercial Officer commencing on May 26, 2015 at an initial annual salary of $365,000, subject to annual adjustment by the Board of Directors (Mr. Benevich’s annual base salary for 2016 is $376,000); (ii) the agreement terminates upon death, disability, termination by the Company with or without cause, constructive termination or voluntary resignation; (iii) Mr. Benevich is eligible for a discretionary annual bonus as determined by the Board of Directors, based upon achieving certain performance criteria; and (iv) Mr. Benevich is eligible to receive stock option awards with the equity awards with the number of shares, vesting terms, and exercise price as shall be determined by the Board of Directors.

Haig P. Bozigian, Ph.D. has an employment contract that provides that: (i) Dr. Bozigian will serve as the Company’s Senior Vice President, Pharmaceutical and Preclinical Development commencing on August 1, 2007 at an initial annual salary of $260,000, subject to annual adjustment by the Board of Directors (Dr. Bozigian’s annual base salary for 2016 is $395,000); (ii) the agreement terminates upon death, disability, termination by the Company with or without cause, constructive termination or voluntary resignation; (iii) Dr. Bozigian is eligible for a discretionary annual bonus as determined by the Board of Directors, based upon achieving certain performance criteria; and (iv) Dr. Bozigian is eligible to receive stock option awards with the number of shares and exercise price as shall be determined by the Board of Directors.

Outstanding Equity Awards. The following table sets forth the outstanding equity awards held by the NEOs at December 31, 2015.

	Option Awards								Stock Awards
Name	Award Grant and Commencement of Vesting Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Kevin C. Gorman, Ph.D.	05/11/2010	95,000	(4)	—		—	$2.59	05/11/2017	—		—
	08/25/2011	250,000	(4)	—		—	$5.76	08/25/2021	—		—
	01/12/2012	234,996	(2)	5,004	(2)	—	$8.66	01/12/2022	—		—
	01/10/2013	127,602	(2)	47,938	(2)	—	$8.65	01/10/2023	15,000	(3)	$848,550
	01/16/2014	88,852	(2)	91,148	(2)	—	$19.59	01/16/2024	60,000	(5)	$3,394,200
	02/03/2015	31,249	(2)	118,751	(2)	—	$32.99	02/03/2025	25,000	(3)	$1,414,250
Timothy P. Coughlin	08/25/2011	85,000	(4)	—		—	$5.76	08/25/2021	—		—
	01/12/2012	117,498	(2)	2,502	(2)	—	$8.66	01/12/2022	—		—
	01/10/2013	62,707	(2)	23,293	(2)	—	$8.65	01/10/2023	7,000	(3)	$395,990
	01/16/2014	41,207	(2)	44,793	(2)	—	$19.59	01/16/2024	35,500	(6)	$2,008,235
	02/03/2015	16,666	(2)	63,334	(2)	—	$32.99	02/03/2025	12,000	(3)	$678,840
Christopher F. O’Brien, M.D.	08/25/2011	83,750	(4)	—		—	$5.76	08/25/2021	—		—
	01/12/2012	117,498	(2)	2,502	(2)	—	$8.66	01/12/2022	—		—
	01/10/2013	62,707	(2)	23,293	(2)	—	$8.65	01/10/2023	7,000	(3)	$395,990
	01/16/2014	41,207	(2)	44,793	(2)	—	$19.59	01/16/2024	35,500	(7)	$2,008,235
	02/03/2015	15,624	(2)	59,376	(2)	—	$32.99	02/03/2025	12,000	(3)	$678,840
Eric Benevich	06/01/2015	—		60,000	(1)	—	$41.78	06/01/2025	25,000	(7)	$1,414,250
Haig P. Bozigian, Ph.D.	08/25/2011	125,000	(4)	—		—	$5.76	08/25/2021	—		—
	01/12/2012	97,915	(2)	2,085	(2)	—	$8.66	01/12/2022	—		—
	01/10/2013	54,686	(2)	20,314	(2)	—	$8.65	01/10/2023	6,500	(3)	$367,705
	01/16/2014	35,936	(2)	39,064	(2)	—	$19.59	01/16/2024	34,750	(8)	$1,965,808
	02/03/2015	13,541	(2)	51.459	(2)	—	$32.99	02/03/2025	11,000	(3)	$622,270

(1)	Vests monthly over four years, subject to an initial one-year “cliff.”
(2)	Vests monthly over four years.
(3)	Vests annually over four years.
(4)	Vests monthly over three years.
(5)	Consists of 37,500 Performance Restricted Stock Units (“PRSUs”) and 22,500 RSUs. The RSUs vest annually over three years. The PSRUs vest upon the Company obtaining FDA approval of a New Drug Application. The PSRUs vesting provisions are entirely exclusive of the Company’s elagolix program. The PRSUs have a limited term of five years to obtain the goal.
(6)	Consists of 25,000 PRSUs and 10,500 RSUs. The RSUs vest annually over three years. The PSRUs vest upon the Company obtaining FDA approval of a New Drug Application. The PSRUs vesting provisions are entirely exclusive of the Company’s elagolix program. The PRSUs have a limited term of five years to obtain the goal.
(7)	Vests three years from date of grant.
(8)	Consists of 25,000 PRSUs and 9,750 RSUs. The RSUs vest annually over four years. The PSRUs vest upon the Company obtaining FDA approval of a New Drug Application. The PSRUs vesting provisions are entirely exclusive of the Company’s elagolix program. The PRSUs have a limited term of five years to obtain the goal.

Option Exercises and Stock Vested During the Year. The following table sets forth the options exercised and stock awards that vested during fiscal 2015 along with their respective values at December 31, 2015 for the NEOs:

Option Exercises and Stock Vested Table

	Option Awards (1)		Stock Awards (2)
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise (3)	Number of Shares Acquired on Vesting	Value Realized on Vesting (4)
Kevin C. Gorman, Ph.D.	65,000	$2,177,591	77,500	$3,340,242
Timothy P. Coughlin	150,000	$6,341,733	57,000	$2,596,165
Christopher F. O’Brien, M.D.	96,250	$3,107,566	57,000	$2,596,165
Eric Benevich	—	$—	—	$—
Haig P. Bozigian, Ph.D.	32,500	$783,588	56,500	$2,581,362

(1)	Information relates to stock option exercises during 2015.
(2)	Information relates to restricted stock units and performance restricted stock units that vested during 2015.
(3)	Calculated by multiplying the number of shares acquired upon exercise of stock options by the difference between the exercise price and the market price of the Company’s common stock at the time of exercise.
(4)	Calculated by multiplying the number of shares acquired upon vesting of restricted stock units by the average price of shares sold for purposes of satisfying federal and state income tax liabilities.

Potential Payments Upon Termination or Change-in-Control. The following tables set forth the potential severance benefits payable to the NEOs in the event of a termination prior to or following a change in control, assuming such event occurred on December 31, 2015:

Potential Payment upon Termination Table*

Name	Salary (1)	Bonus (2)	Accrued Compensation (3)	Stock Awards (4)	Medical (5)	Total
Kevin Gorman	$718,750	$431,250	$61,564	$8,042,959	$41,743	$9,296,266
Tim Coughlin	$527,500	$263,750	$37,149	$3,950,842	$33,900	$4,813,141
Chris O’Brien	$472,800	$236,400	$5,492	$2,953,159	$24,099	$3,691,950
Eric Benevich	$365,000	$182,500	$—	$332,775	$33,265	$913,540
Haig P. Bozigian	$381,600	$190,800	$45,865	$2,598,362	$33,264	$3,249,891

*	Reflects a termination without cause or due to a constructive termination, or deemed termination, prior to a change in control.
(1)	Based on salary as of December 31, 2015.
(2)	Based on bonus targets established by the Board of Directors for 2015.
(3)	Accrued compensation is comprised of vacation pay earned and unpaid as of December 31, 2015 and a one-time additional two week vacation benefit for eligible employees.
(4)	The amounts in this column represent the intrinsic value of ‘in-the money’ unvested options and restricted stock units as of December 31, 2015 that would vest in accordance with the executive officers’ employment agreements. Values were derived using the closing price of the Company’s common stock on December 31, 2015 of $56.57.
(5)	Medical is comprised primarily of health insurance premiums for the period specified in each executive officer’s employment contract.

Potential Payment upon Change-in-Control Table*

Name	Severance (1)	Bonus (2)	Accrued Compensation (3)	Stock Awards (4)	Medical (5)	Statutory Tax Gross-up (6)	Total
Kevin C. Gorman, Ph.D.	$1,150,000	$690,000	$61,564	$14,338,855	$66,789	$3,038,863	$19,346,071
Timothy P. Coughlin	$844,000	$422,000	$37,149	$7,468,997	$54,239	$1,783,049	$10,609,434
Christopher F. O’Brien, M.D.	$709,200	$354,600	$5,492	$7,375,668	$36,149	$—	$8,481,109
Eric Benevich	$547,500	$273,750	$—	$2,301,650	$49,897	$—	$3,172,797
Haig P. Bozigian, Ph.D.	$572,400	$286,200	$45,865	$6,360,410	$49,896	$—	$7,314,771

*	Reflects benefits to be provided upon a termination without cause, or due to a constructive termination, within a specified time following a change-in-control.
(1)	Based on salary as of December 31, 2015.
(2)	Based on bonus targets established by the Board of Directors for 2015.
(3)	Accrued compensation is comprised of vacation pay earned and unpaid as of December 31, 2015 and a one-time additional two week vacation benefit for eligible employees.
(4)	The amounts in this column represent the intrinsic value of ‘in-the money’ unvested options and restricted stock units as of December 31, 2015 that would vest in accordance with the executive officers’ employment agreements. Values were derived using the closing price of the Company’s common stock on December 31, 2015 of $56.57.
(5)	Medical is comprised primarily of health insurance premiums for the period specified in each executive officer’s employment contract.
(6)	Represents tax gross-up payments (inclusive of the excise tax due) if total payments to executive in connection with a change-in-control exceed 2.99 times such executive’s base amount by 15% or more. Based on the closing price of the Company’s common stock on December 31, 2015 of $56.57, excise tax payments will be due to all NEOs. The tax gross-up payments were calculated using the highest federal and state tax rates in effect during 2015.

Potential Payment upon Termination by Disability Table*

Name	Base Salary (1)	Bonus (2)	Accrued Compensation (3)	Stock Awards (4)	Medical (5)	Total
Kevin C. Gorman, Ph.D.	$718,750	$345,000	$61,564	$8,042,959	$41,743	$9,210,016
Timothy P. Coughlin	$527,500	$211,000	$37,149	$3,950,842	$33,900	$4,760,391
Christopher F. O’Brien, M.D.	$472,800	$236,400	$5,492	$2,953,159	$24,099	$3,691,950
Eric Benevich	$365,000	$182,500	$—	$332,775	$33,265	$913,540
Haig P. Bozigian, Ph.D.	$381,600	$190,800	$45,865	$2,598,362	$33,264	$3,249,891

*	Reflects a termination due to disability.
(1)	Based on salary as of December 31, 2015.
(2)	Based on bonus targets established by the Board of Directors for 2015.
(3)	Accrued compensation is comprised of vacation pay earned and unpaid as of December 31, 2015 and a one-time additional two week vacation benefit for eligible employees.
(4)	The amounts in this column represent the intrinsic value of ‘in-the money’ unvested options and restricted stock units as of December 31, 2015 that would vest in accordance with the executive officers’ employment agreements. Values were derived using the closing price of the Company’s common stock on December 31, 2015 of $56.57.
(5)	Medical is comprised primarily of health insurance premiums for the period specified in each executive officer’s employment contract.

Potential Payment upon Termination by Death Table*

Name	Bonus (1)	Accrued Compensation (2)	Stock Awards (3)	Total
Kevin C. Gorman, Ph.D.	$345,000	$61,564	$8,042,959	$8,449,523
Timothy P. Coughlin	$211,000	$37,149	$3,950,842	$4,198,991
Christopher F. O’Brien, M.D.	$236,400	$5,492	$2,953,159	$3,195,051
Eric Benevich	$182,500	$—	$332,775	$515,275
Haig P. Bozigian, Ph.D.	$190,800	$45,865	$2,598,362	$2,835,027

*	Reflects a termination due to death.
(1)	Based on bonus targets established by the Board of Directors for 2015.
(2)	Accrued compensation is comprised of vacation pay earned and unpaid as of December 31, 2015 and a one-time additional two week vacation benefit for eligible employees.
(3)	The amounts in this column represent the intrinsic value of ‘in-the money’ unvested options and restricted stock units as of December 31, 2015 that would vest in accordance with the executive officers’ employment agreements. Values were derived using the closing price of the Company’s common stock on December 31, 2015 of $56.57.

The following is a description of the arrangements under which the NEOs may be entitled to potential payments upon a termination without cause or resignation due to a constructive termination (including following a change-in-control) or upon disability or death. Resignation due to constructive termination may include an executive’s resignation following one or more of the following material adverse changes in the nature of executive’s employment, as specified in the agreement, which is not cured following notification:

•	a significant reduction in the executive or the executive supervisor’s duties or responsibilities,

•	a material reduction in base salary,

•	material relocation, or

•	material breach of the executive’s employment agreement.

Dr. Gorman is entitled to 1.25 times the amount of his annual base salary and target annual bonus to be paid equally over 15 months, an acceleration of unvested shares that would have vested over the 15 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 15 months following termination in the event that the Company terminates his employment without cause, or he resigns due to a constructive termination. In the event of such termination within a specified time following a change of control, Dr. Gorman is entitled to 2 times the amount of his annual base salary and annual target bonus to be paid in one lump sum, a cash amount equal to the value of all unvested stock awards and all vested and outstanding stock awards, and payment of COBRA benefits to continue then-current coverage for a period of 24 months following termination. In addition, the Company has agreed to reimburse Dr. Gorman for the increase in federal and state income taxes payable by him by reason of the benefits provided in connection with such a termination in connection with a change in control if the total payment exceeds 2.99 times his base amount by more than 15%. In the event of termination due to disability, Dr. Gorman is entitled to 15 months of base salary paid semi-monthly over 15 months, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Dr. Gorman in the fiscal year and the denominator of which is 12, an acceleration of unvested shares that would have vested over the 15 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 15 months following termination. In the event of a termination due to Dr. Gorman’s death, his beneficiaries or estate, would be entitled to an acceleration of unvested shares that would have vested over the 15 continuous months after the date of termination, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Dr. Gorman in the fiscal year and the denominator of which is 12 and any accrued and unpaid compensation on the date of termination.

Mr. Coughlin is entitled to 1.25 times the amount of his annual base salary and target annual bonus to be paid equally over 15 months, an acceleration of unvested shares that would have vested over the 15 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 15 months following termination in the event that the Company terminates his employment without cause, or he resigns due to a constructive termination. In the event of such termination within a specified time following a change of control, Mr. Coughlin is entitled to 2 times his annual base salary and annual target bonus to be paid in one lump sum, a cash amount equal to the value of all unvested stock awards and all vested and outstanding stock awards, and payment of COBRA benefits to continue then-current coverage for a period of 24 months following termination. In addition, the Company has agreed to reimburse Mr. Coughlin for the increase in federal and state income taxes payable by him by reason of the benefits provided in connection with such a termination in connection with a change in control if the total payment exceeds 2.99 times his base amount by more than 15%. In the event of termination due to disability, Mr. Coughlin is entitled to 15 months of base salary paid semi-monthly over 15 months, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Mr. Coughlin in the fiscal year and the denominator of which is 12, an acceleration of unvested shares that would have vested over the 15 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 15 months following termination. In the event of a termination due to Mr. Coughlin’s death, his beneficiaries or estate, would be entitled to an acceleration of unvested shares that would have vested over the 15 continuous months after the date of termination, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Mr. Coughlin in the fiscal year and the denominator of which is 12 and any accrued and unpaid compensation on the date of termination.

Dr. O’Brien is entitled to 1.0 times the amount of his annual base salary and target annual bonus to be paid equally over 12 months, an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 12 months following termination in the event that the Company terminates his employment without cause, or he resigns due to a constructive termination. In the event of such termination within a specified time following a change of control, Dr. O’Brien is entitled to 1.5 times the amount of his annual base salary and annual target bonus to be paid in one lump sum, a cash amount equal to the value of all unvested stock awards and all vested and outstanding stock awards, and payment of COBRA benefits to continue then-current coverage for a period of 18 months following termination. In addition, the Company has agreed to reimburse Dr. O’Brien for the increase in federal and state income taxes payable by him by reason of the benefits provided in connection with such a termination in connection with a change in control if the total payment exceeds 2.99 times his base amount by more than 15%. In the event of termination due to disability, Dr. O’Brien is entitled to 12 months of base salary paid semi-monthly over 12 months, a lump sum amount equal to his target annual bonus multiplied by a fraction of the numerator of which is the number of full months of employment by Dr. O’Brien in the fiscal year and the denominator of which is 12, an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 12 months following termination. In the event of a termination due to Dr. O’Brien’s death, his beneficiaries or estate, would be entitled to an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Dr. O’Brien in the fiscal year and the denominator of which is 12 and any accrued and unpaid compensation on the date of termination.

Mr. Benevich is entitled to 1.0 times the amount of his annual base salary and target annual bonus to be paid equally over 12 months, an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 12 months following termination in the event that the Company terminates his employment without cause, or he resigns due to a constructive termination. In the event of such termination within a specified time following a change of control, Mr. Benevich is entitled to 1.5 times the amount of his annual base salary and annual target bonus to be paid in one lump sum, a cash amount equal to the value of all unvested stock awards and all vested and outstanding stock awards, and payment of COBRA benefits to continue then-current coverage for a period of 18 months following termination; provided, however, in the event such payment to Mr. Benevich after a change of control is subject to a “best-after-tax” provision. The best-after-tax provision provides that if the change of control payment due to Mr. Benevich would be subject to the excise tax provisions of Section 280G of the Internal Revenue Code, the Company may reduce the change of control payments to Mr. Benevich if, after all applicable taxes, the final payments would be larger than if the change of control payments were not reduced and therefor subject to an excise tax. In the event of termination due to disability, Mr. Benevich is entitled to 12 months of base salary paid semi-monthly over 12 months, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Mr. Benevich in the fiscal year and the denominator of which is 12, an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 12 months following termination. In the event of a termination due to Mr. Benevich’s death, his beneficiaries or estate, would be entitled to an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Mr. Benevich in the fiscal year and the denominator of which is 12 and any accrued and unpaid compensation on the date of termination.

Dr. Bozigian is entitled to 1.0 times the amount of his annual base salary and target annual bonus to be paid equally over 12 months, an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 12 months following termination in the event that the Company terminates his employment without cause, or he resigns due to a constructive termination. In the event of such termination within a specified time following a change of control, Dr. Bozigian is entitled to 1.5 times the amount of his annual base salary and annual target bonus to be paid in one lump sum, a cash amount equal to the value of all unvested stock awards and all vested and outstanding stock awards, and payment of COBRA benefits to continue then-current coverage for a period of 18 months following termination. In addition, the Company has agreed to reimburse Dr. Bozigian for the increase in federal and state income taxes payable by him by reason of the benefits provided in connection with such a termination in connection with a change in control if the total payment exceeds 2.99 times his base amount by more than 15%. In the event of termination due to disability, Dr. Bozigian is entitled to 12 months of base salary paid semi-monthly over 12 months, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Dr. Bozigian in the fiscal year and the denominator of which is 12, an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, and payment of COBRA benefits to continue then-current coverage for a period of 12 months following termination. In the event of a termination due to Dr. Bozigian’s death, his beneficiaries or estate, would be entitled to an acceleration of unvested shares that would have vested over the 12 continuous months after the date of termination, a lump sum amount equal to his target annual bonus multiplied by a fraction the numerator of which is the number of full months of employment by Dr. Bozigian in the fiscal year and the denominator of which is 12 and any accrued and unpaid compensation on the date of termination.

DIRECTORS COMPENSATION SUMMARY

2015 Director Compensation

Non-employee directors are reimbursed for expenses incurred in connection with performing their duties as directors of the Company. For 2015, directors who are not employees of the Company received a $50,000 annual retainer. The Company provided the Chairman of the Board, William H. Rastetter, an additional $30,000, making his total annual cash retainer $80,000. In addition to the cash compensation set forth above, the Chairman of the Audit Committee, Corinne H. Nevinny, received an additional $20,000 annual cash retainer. The Chairman of the Compensation Committee, Richard F. Pops, received an additional $20,000 annual cash retainer. The Chairman of the Nominating/Corporate Governance Committee, W. Thomas Mitchell, received an additional $9,000 annual cash retainer. Each other director who was a member of the Audit Committee, the Compensation Committee or the Nominating/Corporate Governance Committee received an additional annual cash retainer of $12,000, $12,000 and $5,000, respectively, for each Committee on which he or she served.

Additionally for 2015, each non-employee director received a grant of a nonstatutory stock option to purchase 25,000 shares of the Company’s common stock (except that the Chairman of the Board received an option to purchase 30,000 shares) at the Company’s 2015 Annual Meeting of Stockholders with exercise prices equal to the fair market value of the Company’s common stock on the date of the grant. The options granted to non-employee directors are subject to a ten year term and vest monthly over the one-year period following the date of grant.

2016 Director Compensation

Director cash compensation for 2016 will remain at the 2015 levels, with the members and chair of the Technology and Medical Sciences Committee receiving cash compensation equal to the members and chair of the Nominating/Corporate Governance Committee. Additionally, each non-employee director will receive a grant of a nonstatutory stock option to purchase 15,000 shares of the Company’s common stock (except that the Chairman of the Board will receive an option to purchase 18,000 shares) at the Company’s 2016 Annual Meeting of Stockholders, provided that such non-employee director was a director of the Company for at least six months prior to the date of such Annual Meeting. Each new non-employee director will be automatically granted a nonstatutory stock option to purchase 20,000 shares of the Company’s common stock upon the date such person joins the Board of Directors. All options granted to non-employee directors are subject to a ten year term and vest monthly over the one-year period following the date of grant and all option grants will have exercise prices equal to the fair market value of the Company’s common stock on the date of the grant.

Compensation of Directors. The following table sets forth the compensation paid by the Company for the fiscal year ended December 31, 2015 to the directors of the Company named below:

Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
Kevin C. Gorman, Ph.D. (3)	$—	$—	$—
William H. Rastetter, Ph.D. (4)	$80,000	$842,622	$922,622
Gary A. Lyons (5)	$55,000	$702,185	$757,185
Joseph A. Mollica, Ph.D. (6)	$67,000	$702,185	$769,185
George J. Morrow (7)	$33,333	$1,038,800	$1,072,133
W. Thomas Mitchell (8)	$71,000	$702,185	$773,185
Corinne H. Nevinny (9)	$70,000	$702,185	$772,185
Richard F. Pops (10)	$82,000	$702,185	$784,185
Alfred W. Sandrock, Jr., M.D. Ph.D (11)	$41,250	$1,296,200	$1,337,450
Stephen A. Sherwin, M.D. (12)	$62,000	$702,185	$764,185

(1)	Amounts in this column reflect compensation earned in 2015, all of which was paid during 2015.
(2)	The amounts shown represent the full grant date fair value of option awards granted in 2015 as determined pursuant to ASC 718. The assumptions used to calculate the value of such awards are set forth under Note 8 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The grant date fair value of the option award for Dr. Sandrock is based on a per share Black-Scholes value of $32.41, the grant date fair value of the option award for Mr. Morrow is based on a per share Black-Scholes value of $25.97, and the grant date fair values of all other option awards are based on a per share Black-Scholes value of $28.09.
(3)	During 2015, Dr. Gorman was an employee of the Company, and as such, did not receive any compensation for service on the Board of Directors. As of December 31, 2015, Dr. Gorman had outstanding options to purchase 1,000,085 shares of common stock, and 100,000 outstanding restricted stock units.
(4)	As of December 31, 2015, Dr. Rastetter had outstanding options to purchase 135,000 shares of common stock.
(5)	As of December 31, 2015, Mr. Lyons had outstanding options to purchase 115,000 shares of common stock.
(6)	As of December 31, 2015, Dr. Mollica had outstanding options to purchase 125,000 shares of common stock.
(7)	As of December 31, 2015 Mr. Morrow had outstanding options to purchase 40,000 shares of common stock.
(8)	As of December 31, 2015, Mr. Mitchell had outstanding options to purchase 55,000 shares of common stock.
(9)	As of December 31, 2015, Ms. Nevinny had outstanding options to purchase 115,000 shares of common stock.
(10)	As of December 31, 2015, Mr. Pops had outstanding options to purchase 115,000 shares of common stock.
(11)	As of December 31, 2015 Dr. Sandrock had outstanding options to acquire 40,000 shares of common stock.
(12)	As of December 31, 2015, Dr. Sherwin had outstanding options to purchase 115,000 shares of common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLANS

The following table sets forth information regarding all of the Company’s equity compensation plans as of April 1, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column a) (c)
Equity compensation plans approved by security holders (1)	5,251,054	$15.08	6,234,497
Equity compensation plans not approved by security holders (2)	256,239	$27.06	—

Total	5,507,293	$15.63	6,234,497

(1)	The number of securities remaining available for future issuance under equity compensation plans as of April 1, 2016 are from the 2011 Plan. The shares available for issuance under the 2011 Plan may be issued in the form of option awards, restricted stock awards, restricted stock unit awards or stock bonus awards subject to limitations set forth in the 2011 Plan. In addition to the above, the Company had approximately 1,150,000 restricted stock units outstanding as of April 1, 2016.
(2)	Consists of shares of common stock issuable pursuant to employment commencement nonstatutory stock option awards.

STOCK OWNERSHIP

The following table sets forth the beneficial ownership of the Company’s common stock as of March 15, 2016 by (i) each of the executive officers named in the table under the heading “Summary Compensation Table,” (ii) each current director, (iii) all current directors and executive officers as a group and (iv) all persons known to the Company to be the beneficial owners of more than 5% of the Company’s common stock. The table is based upon information supplied by our executive officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the “SEC”). A total of 86,571,700 shares of the Company’s common stock were issued and outstanding as of March 15, 2016.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Owned (2)	Number of Shares of Common Stock Acquirable Within 60 Days (3)	Total Number of Shares of Common Stock Beneficially Owned (4)	Percent Ownership
FMR LLC (5)	12,929,451	—	12,929,451	14.9%
82 Devonshire Street, Boston, MA 02109
T. Rowe Price Associates, Inc. (6)	9,633,687	—	9,633,687	11.1%
100 East Pratt Street, Baltimore, MD 21202
BlackRock, Inc. (7)	7,046,711	—	7,046,711	8.1%
40 East 52nd Street, New York, NY 10022
The Vanguard Group (8)	5,938,031	—	5,938,031	6.9%
100 Vanguard Blvd., Malvern, PA 19355
OrbiMed Advisors LLC (9)	5,029,948	—	5,029,948	5.8%
601 Lexington Ave, New York, NY 10022
Kevin C. Gorman, Ph.D.	228,077	882,958	1,111,035	1.3%
Timothy P. Coughlin	131,374	353,069	484,443	*
Christopher F. O’Brien, M.D.	130,044	351,013	481,057	*
Eric Benevich	—	2,574	2,574	*
Haig P. Bozigian, Ph.D.	111,454	353,028	464,482	*
William H. Rastetter, Ph.D.	—	132,489	132.489	*
Gary A. Lyons	252,066	112,907	364,973	*
Corinne H. Nevinny	16,577	112,907	129,484	*
W. Thomas Mitchell	1,000	52,907	53.907	*
Joseph A. Mollica, Ph.D.	37,354	102,907	140,261	*
George J. Morrow	—	7,777	7,777	*
Richard F. Pops	16,472	112,907	129,379	*
Alfred W. Sandrock, Jr., M.D., Ph.D.	—	8,888	8,888	*
Stephen A. Sherwin, M.D.	16,030	112,907	128,937	*
All current executive officers and directors as a group (18 persons)	1,106,244	3,242,108	4,348,352	4.8%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding shares of the Company’s common stock as of March 15, 2016.
(1)	The address of each beneficial owner named is c/o Neurocrine Biosciences, Inc., 12780 El Camino Real, San Diego, CA 92130, unless otherwise indicated.
(2)	Represents shares of common stock owned, excluding shares of common stock subject to stock options that are listed under the heading “Number of Shares of Common Stock Acquirable Within 60 Days,” by the named parties as of March 15, 2016.
(3)	Shares of common stock subject to stock options currently exercisable or exercisable within 60 days of March 15, 2016, regardless of exercise price, are deemed to be outstanding for computing the percentage ownership of the person holding such options and the percentage ownership of any group of which the holder is a member, but are not deemed outstanding for computing the percentage of any other person.
(4)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(5)	Based on Amendment No. 6 to Schedule 13G filed by FMR LLC (“FMR”) on February 12, 2016, reporting ownership as of December 31, 2015. According to such filing, FMR beneficially owns 12,929,451 shares of common stock and sole voting power as to 1,088,861 shares of common stock. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock held by FMR.
(6)	Based on Amendment No. 4 to Schedule 13G filed by T. Rowe Price Associates, Inc. (“Price Associates”) filed on February 10, 2016, reporting ownership as of December 31, 2015. According to such filing, Price Associates beneficially owns 9,633,687 shares of common stock and sole voting power as to 5,662,910 shares of common stock. These securities are owned by various individual and institutional investors which Price Associates serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.
(7)	Based on Amendment No. 3 to Schedule 13G filed by BlackRock, Inc. (“BlackRock”) on January 27, 2016, reporting ownership as of December 31, 2016. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of shares of the common stock held by BlackRock. No one person’s interest in the common stock held by BlackRock is more than five percent of the Company’s total outstanding common stock.
(8)	Based on Schedule 13G filed by The Vanguard Group, Inc. on February 10, 2016, reporting ownership as of December 31, 2015.
(9)	Based on Schedule 13G filed by OrbiMed Advisors LLC on February 11 ,2016 reporting ownership of by OrbiMed Advisors LLC, OrbiMed Capital LLC, Samuel D. Isaly as of December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Review, approval or ratification of related person transactions

In accordance with the Company’s Audit Committee Charter, the Company’s Audit Committee is responsible for reviewing and approving the terms and conditions of all related person transactions. In connection with its review, approval or ratification of related person transactions, the Company’s Audit Committee takes into account all relevant available facts and circumstances in determining whether such transaction is in the best interests of the Company and its stockholders. Any transaction that would disqualify a director from meeting the “independent director” standard as defined under the Nasdaq Stock Market rules requires review by the Company’s Audit Committee prior to entering into such transaction. For all other related person transactions the Company reviews all agreements and payments for related person transactions and based on this review, a report is made to the Company’s Audit Committee quarterly disclosing all related person transactions during that quarter, if any. All related person transactions shall be disclosed in the Company’s applicable filings with the SEC as required under SEC rules.

Related person transactions during fiscal 2015

There were no related person transactions during fiscal 2015.

DIRECTOR INDEPENDENCE

The Board of Directors annually reviews the independence of each of the directors. With the exception of Kevin C. Gorman, Ph.D., who is the President and Chief Executive Officer of the Company, all current members of the Board of Directors meet the definition of “independent director” under the Nasdaq Stock Market qualification standards.

The Company’s Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee are comprised entirely of directors who meet the independence requirements set forth in Nasdaq Stock Market Rule 5605(c)(2)(A).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and non-audit fees

The aggregate fees billed to the Company by Ernst & Young LLP, the Company’s independent registered public accounting firm, for the indicated services for each of the last two fiscal years were as follows:

	2015	2014
Audit fees (1)	$575,798	$558,293
Audit related fees (2)	—	—
Tax fees (3)	50,000	40,000
All other fees (4)	—	—

Total	$625,798	$598,293

(1)	Audit fees consist of fees for professional services performed by Ernst & Young LLP for the integrated audit of the Company’s annual financial statements and internal control over financial reporting and review of financial statements included in the Company’s 10-Q filings, review of registration statements on Form S-3 and Form S-8, and services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit related fees consist of fees for assurance and related services performed by Ernst & Young LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements.
(3)	Tax fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning. For 2015, these fees included $40,000 for tax preparation services and $10,000 for services related to Section 382 studies for net operating loss utilization. For 2014, these fees included $30,000 for tax preparation services and $10,000 for services related to Section 382 studies for net operating loss utilization.
(4)	All other fees consist of fees for other permissible work performed by Ernst & Young LLP that does not meet with the above category descriptions.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the independence of Ernst & Young LLP, and has concluded that the provision of such services is compatible with maintaining the independence of that firm. All of the services rendered by Ernst & Young LLP were pre-approved by the Audit Committee in accordance with the Audit Committee pre-approval policy described below.

Audit Committee policy regarding pre-approval of audit and permissible non-audit services of our independent registered public accounting firm

The Company’s Audit Committee has established a policy that all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm will be pre-approved by the Audit Committee. These services may include audit services, audit related services, tax services and other services. The Audit Committee considers whether the provision of each non-audit service is compatible with maintaining the independence of the Company’s registered public accounting firm. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The Company’s independent registered public accounting firm and management are required to periodically (at least quarterly) report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.

A Delaware Corporation

By:	/s/ Kevin C. Gorman
Kevin C. Gorman
President and Chief Executive Officer

Date: April 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Gorman	President, Chief Executive Officer and Director	April 29, 2016
Kevin C. Gorman	(Principal Executive Officer)

/s/ Timothy P. Coughlin	Chief Financial Officer	April 29, 2016
Timothy P. Coughlin	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board of Directors	April 29, 2016
William H. Rastetter

/s/ Gary A. Lyons	Director	April 29, 2016
Gary A. Lyons

/s/ W. Thomas Mitchell	Director	April 29, 2016
W. Thomas Mitchell

/s/ Joseph A. Mollica	Director	April 29, 2016
Joseph A. Mollica

/s/ George J. Morrow	Director	April 29, 2016
George J. Morrow

/s/ Corinne H. Nevinny	Director	April 29, 2016
Corinne H. Nevinny

/s/ Richard F. Pops	Director	April 29, 2016
Richard F. Pops

/s/ Alfred W. Sandrock, Jr.	Director	April 29, 2016
Alfred W. Sandrock, Jr.

/s/ Stephen A. Sherwin	Director	April 29, 2016
Stephen A. Sherwin