Form 10-Q
period 2016-03-31
NEUROCRINE BIOSCIENCES INC
filed 2016-05-05
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,656,029 as of April 29th, 2016.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$115,301	$74,195
Short-term investments, available for sale	266,223	304,996
Receivables under collaboration agreements	15,083	—
Other current assets	4,377	4,883

Total current assets	400,984	384,074
Property and equipment, net	3,897	3,432
Long-term investments, available for sale	49,460	82,488
Restricted cash	4,991	4,791

Total assets	$459,332	$474,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,122	$2,561
Accrued liabilities	17,126	19,034
Current portion of cease-use liability	234	428
Current portion of deferred rent	345	269
Current portion of deferred gain on sale of real estate	3,449	3,423

Total current liabilities	23,276	25,715
Deferred gain on sale of real estate	10,019	10,898
Deferred revenue	10,231	10,231
Deferred rent	1,817	1,711
Cease-use liability	809	1,555
Other liabilities	221	221

Total liabilities	46,373	50,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 110,000,000 shares authorized; issued and outstanding shares were 86,573,076 as of March 31, 2016 and 86,262,594 as of December 31, 2015	87	86
Additional paid-in capital	1,347,558	1,340,579
Accumulated other comprehensive loss	(188)	(977)
Accumulated deficit	(934,498)	(915,234)

Total stockholders’ equity	412,959	424,454

Total liabilities and stockholders’ equity	$459,332	$474,785

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
License fees and milestones	$15,000	$19,769

Total revenues	15,000	19,769
Operating expenses:
Research and development	23,903	16,575
General and administrative	11,954	5,482

Total operating expenses	35,857	22,057

Loss from operations	(20,857)	(2,288)
Other income:
Gain on sale/disposal of assets	3	9
Deferred gain on real estate	853	830
Investment income, net	737	257

Total other income	1,593	1,096

Net loss	$(19,264)	$(1,192)

Net loss per common share:
Basic and diluted	$(0.22)	$(0.01)

Shares used in the calculation of net loss per common share:
Basic and diluted	86,497	80,349

Other comprehensive loss:
Net loss	$(19,264)	$(1,192)
Net unrealized gains on available-for-sale securities	789	98

Comprehensive loss	$(18,475)	$(1,094)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,264)	$(1,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	244
Gain on sale of assets	(856)	(839)
Deferred revenues	—	10,231
Deferred rent	(64)	(27)
Cease-use expense	(584)	—
Amortization of premiums on investments	1,397	1,011
Non-cash share-based compensation expense	6,918	3,600
Change in operating assets and liabilities:
Accounts receivable under collaboration agreements and other assets	(14,577)	(30,552)
Accounts payable and accrued liabilities	(2,347)	(546)
Cease-use liability	(110)	(113)

Net cash used in operating activities	(29,211)	(18,183)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(55,561)	(159,221)
Sales and maturities of investments	126,754	43,398
Deposits and restricted cash	(200)	—
Proceeds from sales of property and equipment	3	9
Purchases of property and equipment	(741)	(280)

Net cash provided by/ (used in) investing activities	70,255	(116,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	62	273,525

Net cash provided by financing activities	62	273,525

Net increase in cash and cash equivalents	41,106	139,248
Cash and cash equivalents at beginning of the period	74,195	31,014

Cash and cash equivalents at end of the period	$115,301	$170,262

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and valbenazine, a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. The Company is required to adopt this new guidance beginning in 2019 and early adoption is permitted. The Company is in the process of determining the effects the adoption of this update will have on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends the current tax accounting rules for share-based compensation in an attempt to simplify the reporting of excess tax benefits and deficiencies related to equity compensation. Additionally, the FASB has provided an alternative for forfeiture estimations related to grants of equity awards. We are required to adopt this new guidance beginning in 2017 and early adoption is permitted. The Company is in the process of determining the effects the adoption of this update will have on its consolidated financial statements.

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

Since 2011, the Company has followed the Accounting Standards Codification (ASC) for Revenue Recognition—Multiple-Element Arrangements, if applicable, to determine the recognition of revenue under license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to the Company’s intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments the Company receives under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). During 2015, the Company entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of valbenazine (NBI-98854) for movement disorders in Japan and other select Asian markets. Payments to the Company under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by the Company, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. The Company will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

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

For the three months ended March 31, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million, of which $45 million has been earned to date, and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of March 31, 2016, approximately $485 million remains outstanding in future event based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. During the three months ended March 31, 2016, the Company recognized $15 million in development event based payments resulting from AbbVie initiating Phase III development of elagolix in uterine fibroids.

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

Investments consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Certificates of deposit	$7,445	$10,078
Commercial paper	11,991	23,955
Corporate debt securities	251,857	323,219
Securities of government sponsored entities	44,390	30,232

Total investments	$315,683	$387,484

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$7,200	$4	$—	$7,204
Commercial paper	Less than 1	11,989	2	—	11,991
Corporate debt securities	Less than 1	225,310	72	(217)	225,165
Securities of government-sponsored entities	Less than 1	21,863	2	(2)	21,863

Total short-term available-for-sale securities		$266,362	$80	$(219)	$266,223

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$1	$—	$241
Corporate debt securities	1 to 2	26,721	29	(58)	26,692
Securities of government-sponsored entities	1 to 2	22,548	—	(21)	22,527

Total long-term available-for-sale securities		$49,509	$30	$(79)	$49,460

December 31, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$9,120	$1	$(1)	$9,120
Commercial paper	Less than 1	23,965	1	(11)	23,955
Corporate debt securities	Less than 1	254,592	1	(414)	254,179
Securities of government-sponsored entities	Less than 1	17,762	1	(21)	17,742

Total short-term available-for-sale securities		$305,439	$4	$(447)	$304,996

Classified as non-current assets:
Certificates of deposit	1 to 2	$960	$—	$(2)	$958
Corporate debt securities	1 to 2	69,528	—	(488)	69,040
Securities of government-sponsored entities	1 to 2	12,534	—	(44)	12,490

Total long-term available-for-sale securities		$83,022	$—	$(534)	$82,488

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2016:
Corporate debt securities	$138,427	$(270)	$5,074	$(5)	$143,501	$(275)
Securities of government-sponsored entities	34,485	(23)	—	—	34,485	(23)

Total	$172,912	$(293)	$5,074	$(5)	$177,986	$(298)

December 31, 2015:
Certificates of deposit	$5,517	$(3)	$—	$—	$5,517	$(3)
Commercial paper	16,959	(11)	—	—	16,959	(11)
Corporate debt securities	310,160	(880)	5,521	(22)	315,681	(902)
Securities of government-sponsored entities	25,913	(65)	—	—	25,913	(65)

Total	$358,549	$(959)	$5,521	$(22)	$364,070	$(981)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2016 and December 31, 2015, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2016.

The Company’s assets which were measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Classified as current assets:
Cash and money market funds	$105.4	$105.4	$—	$—
Certificates of deposit	7.2	7.2	—	—
Commercial paper	12.0	—	12.0	—
Securities of government-sponsored entities	21.9	—	21.9	—
Corporate debt securities	235.3	—	235.3	—

Subtotal	381.8	112.6	269.2	—
Classified as long-term assets:
Certificates of deposit	5.0	5.0	—	—
Corporate debt securities	26.7	—	26.7	—
Securities of government-sponsored entities	22.5	—	22.5	—

Total	436.0	117.6	318.4	—
Less cash, cash equivalents and restricted cash	(120.3)	(110.1)	(10.2)	—

Total investments	$315.7	$7.5	$308.2	$—

December 31, 2015:
Classified as current assets:
Cash and money market funds	$69.5	$69.5	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	24.0	—	24.0	—
Securities of government-sponsored entities	17.7	—	17.7	—
Corporate debt securities	259.0	—	259.0	—

Subtotal	379.3	78.6	300.7	—
Classified as long-term assets:
Certificates of deposit	5.7	5.7	—	—
Securities of government-sponsored entities	12.5	—	12.5	—
Corporate debt securities	69.0	—	69.0	—

Total	466.5	84.3	382.2	—
Less cash, cash equivalents and restricted cash	(79.0)	(74.2)	(4.8)	—

Total investments	$387.5	$10.1	$377.4	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended March 31,
	2016	2015
General and administrative	$4.1	$1.7
Research and development	2.8	1.9

Total share-based compensation expense	$6.9	$3.6

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

As of March 31, 2016, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $38.1 million and $25.0 million, respectively, which is expected to be recognized over a weighted average period of approximately 3.0 years. Additionally, the Company has approximately 0.4 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $10.1 million and is recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the three months ended March 31, 2016 and 2015, stock options to purchase approximately 26,000 and 0.7 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2016 and 2015 was approximately $0.1 million and $2.8 million, respectively. The Company also issued approximately 0.3 million and 0.2 million shares of common stock pursuant to the vesting of RSUs during the three months ended March 31, 2016 and 2015, respectively.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.7 million and 0.7 million shares of the Company’s common stock during the three months ended March 31, 2016 and 2015, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the three months ended March 31, 2016 and 2015 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.4%	1.6%
Expected volatility of common stock	60.0%	66.6%
Dividend yield	0.0%	0.0%
Expected option term	5.6 years	6.7 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the three months ended March 31, 2016 and 2015, share-based compensation expense related to stock options was $4.4 million and $2.4 million, respectively.

Restricted Stock Units

During the three months ended March 31, 2016 and 2015, the Company granted approximately 0.3 million and 0.4 million RSUs, respectively, that vest annually over a four year period. Additionally, during the three months ended March 31, 2016 and 2015, the Company granted approximately 230,000 and 50,000 PRSUs, respectively. These PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the three months ended March 31, 2016 and 2015, the aggregate share-based compensation expense related to RSUs and PRSUs was $2.5 million and $1.2 million, respectively.

6. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2015, the Company completed a public offering of common stock in which the Company sold 8.0 million shares of its common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

Shelf Registration Statements

In February 2014, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of shares of its common stock from time to time. As of March 31, 2016, the Company had sold 16.0 million shares under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.9 million and $0.8 million of the deferred gain during the three month periods ending March 31, 2016 and 2015, respectively, and will recognize the remaining $13.5 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of March 31, 2016, the Company had two sublease agreements for approximately 30,000 square feet of the Rear Building. These subleases were expected to result in approximately $1.1 million of rental income in 2016 with this sublease rental income being recorded as an offset to rent expense. The income generated under these subleases is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of such a sublease, or in association with an amendment to such sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the subleases and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The subleases provide various options to extend for additional one-year renewal periods. During the first quarter of 2016, the Company agreed to terminate one sublease early and began to reoccupy the space under the sublease to allow for expansion. This resulted in reversal of cease use expense of approximately $0.8 million and a corresponding increase in deferred rent of approximately $0.2 million during the first quarter of 2016. The current term of the remaining sublease is scheduled to expire in March 2018 and is expected to generate approximately $0.6 million in rental income during 2016.

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$1,983	$2,678
Change in estimate (1)	(830)	—
Payments	(110)	(113)

Ending balance	$1,043	$2,565

(1)	Change in estimate was offset by an increase in deferred rent of approximately $246,000 during the first quarter of 2016.

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

For the three months ended March 31, 2016, the Company realized a net loss of $19.3 million. Potentially dilutive securities totaled approximately 3.6 million for the three months ended March 31, 2016. Options to purchase approximately 0.5 million shares of common stock were outstanding during the three months ended March 31, 2016 with an exercise price greater than the average market price of the underlying common shares.

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

9. RESEARCH AND DEVELOPMENT

R&D expenses consist primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

10. LITIGATION DISCLOSURE

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie Inc. to develop and commercialize next-generation gonadotropin-releasing hormone antagonists, breached the license agreement with Mount Sinai dated August 27, 1999. Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. Neurocrine has filed a motion to dismiss this complaint in its entirety, which is currently pending before the court. The Company believes that they have meritorious defenses to the claims made in the complaint and intend to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for the treatment of endometriosis and uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and valbenazine, a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders, currently in Phase III development. We intend to maintain certain commercial rights to our VMAT2 inhibitor program to evolve into a fully-integrated pharmaceutical company.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We have assessed event-based payments under the revised authoritative guidance for R&D milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of March 31, 2016, approximately $485 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. We received funding for certain internal collaboration expenses which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with AbbVie, the collaboration effort between the parties to advance GnRH Compounds towards commercialization was governed by a joint development committee with representatives from both us and AbbVie. The collaborative development portion of the agreement concluded, as scheduled, on December 31, 2012. Our participation in the joint development committee was determined to be a substantive deliverable under the contract, and therefore, the upfront payment was deferred and recognized over the term of the joint development committee, which was completed in December 2012. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. During the first quarter of 2016, AbbVie initiated Phase III clinical trials of elagolix in uterine fibroids which triggered a $15 million milestone payment to us. Since the inception of the agreement, we have recorded revenues of $75.0 million related to the amortization of up-front license fees, $45.0 million in milestone revenue, and $37.0 million in sponsored development revenue.

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at a cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of NBI-98854 in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Under the terms of the agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance NBI-98854 towards commercialization is governed by a joint steering committee and joint development committee with representatives from both Neurocrine and Mitsubishi Tanabe. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all NBI-98854 product rights in Japan and other select Asian markets would revert to us. During the first quarter of 2015, we recorded revenues of $19.8 million related to the up-front license fee. In accordance with our continuing performance obligations, $10.2 million of the $30 million upfront payment is being deferred and recognized in future periods.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended March 31, 2016 and 2015 was $6.9 million and $3.6 million, respectively.

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

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

Revenues

During the first quarter of 2016, AbbVie initiated Phase III development of elagolix in uterine fibroids, which triggered a $15 million milestone event payment to us. During the first quarter of 2015, we entered into collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor NBI-98854 for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million, $19.8 million of which was related to the up-front license fee and recorded as revenue during the first quarter of 2015.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended March 31,
	2016	2015
	(In millions)
External development expense:
VMAT2	$9.9	$5.2
CRF	0.4	1.5
Other	0.1	0.3

Total external development expense	10.4	7.0
R&D personnel expense	8.8	6.6
R&D facility and depreciation expense	1.6	1.5
Other R&D expense	3.1	1.5

Total R&D expense	$23.9	$16.6

R&D expense increased by $7.3 million; from $16.6 million in the first quarter of 2015 to $23.9 million in the first quarter of 2016. The majority of this increase in R&D expense is due to a $3.4 million increase in external development expenses from 2015 to 2016. Our VMAT2 Phase III clinical program, which was initiated during the second half of 2014, represents $4.7 million of the increase in external development expenses. Approximately $2.2 million of the increase in R&D expense was due to higher R&D personnel related expense, primarily due to an increase in headcount coupled with a $0.9 million increase in share-based compensation. Additionally, an increase of $1.6 million in other R&D expense is primarily related to expanded efforts around our anticipated NDA filing of valbenazine for tardive dyskinesia later this year.

General and Administrative

General and administrative expense increased to $12.0 million in the first quarter of 2016 compared with $5.5 million during the same period in 2015. The $6.5 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $3.9 million), with share-based compensation costs accounting for $2.4 million of this increase in personnel costs. Additionally, external costs related to market research, commercial launch preparation and other professional services were $2.3 million higher for the first quarter of 2016 when compared to the same period in 2015.

Net Loss

Our net loss for the first quarter of 2016 was $19.3 million, or a net loss of $0.22 per share, compared to a net loss of $1.2 million, or a net loss of $0.01 per share, during the same period in 2015. The increase in our net loss from 2015 to 2016 was primarily a result of an increase in operating expenses of $13.8 million related to expanded research and development efforts and pre-commercialization activities. Additionally, revenue decreased by $4.8 million. Milestone revenue in the first quarter of 2016 was $15.0 million compared to $19.8 million of license fee revenue during the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first three months of 2016 was $29.2 million compared to $18.2 million during the same period in 2015. The $11.0 million increase in net cash used from operating activities is primarily due to an increase in operating expenses of $13.8 million.

Net cash provided by investing activities during the first three months of 2016 was $70.3 million compared to net cash used in investing activities of $116.1 million during the same period in 2015. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first three months of 2016 was $62,000 compared to $273.5 million during the same period in 2015. The decrease in cash provided by financing activities was primarily due to net proceeds of approximately $270.7 million from our public offering of common stock in February 2015. Stock option exercises yielded approximately $62,000 and $2.8 million in cash proceeds during the first three months of 2016 and 2015, respectively.

At March 31, 2016, our cash, cash equivalents, and investments totaled $431.0 million compared with $461.7 million at December 31, 2015.

Equity Financing. In February 2015, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of March 31, 2016, we had sold 16.0 million shares under this shelf registration statement.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on March 31, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require us to use more judgment and make more estimates than under the current guidance. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements. The amended guidance as currently issued will be effective for us starting in 2018.

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. We are required to adopt this new guidance beginning in 2019 and early adoption is permitted. We are in the process of determining the effects this update will have on our consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends the current tax accounting rules for share-based compensation in an attempt to simplify the reporting of excess tax benefits and deficiencies related to equity compensation. Additionally, the FASB has provided an alternative for forfeiture estimations related to grants of equity awards. We are required to adopt this new guidance beginning in 2017 and early adoption is permitted. We are in the process of determining the effects this update will have on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against us in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc. , Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that we, by entering into an exclusive worldwide collaboration with AbbVie Inc. to develop and commercialize next-generation gonadotropin-releasing hormone antagonists, breached our license agreement with Mount Sinai dated August 27, 1999. Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. Neurocrine has filed a motion to dismiss this complaint in its entirety, which is currently pending before the court. We believe that we have meritorious defenses to the claims made in the complaint and intend to vigorously defend ourselves against such claims, but we are not able to predict the ultimate outcome of this action.

ITEM 1A.	RISK FACTORS

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, other than the revisions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $32.00 per share to approximately $58.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

Exhibit Number	Description

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 2, 2015, and Exhibits 3.1, 3.2 and 3.3 to the Company’s Annual Report on From 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: May 5, 2016	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)