Form 10-Q
period 2016-06-30
NEUROCRINE BIOSCIENCES INC
filed 2016-08-03
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-22705

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0525145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12780 El Camino Real, San Diego, California	92130
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,751,633 as of July 28, 2016.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$86,246	$74,195
Short-term investments, available for sale	301,152	304,996
Other current assets	4,568	4,883

Total current assets	391,966	384,074
Property and equipment, net	5,811	3,432
Long-term investments, available for sale	27,178	82,488
Restricted cash	4,883	4,791

Total assets	$429,838	$474,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,762	$2,561
Accrued liabilities	21,017	19,034
Current portion of cease-use liability	259	428
Current portion of deferred rent	386	269
Current portion of deferred gain on sale of real estate	3,475	3,423

Total current liabilities	26,899	25,715
Deferred gain on sale of real estate	9,140	10,898
Deferred revenue	10,231	10,231
Deferred rent	1,704	1,711
Cease-use liability	713	1,555
Other liabilities	113	221

Total liabilities	48,800	50,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 86,751,633 as of June 30, 2016 and 86,262,594 as of December 31, 2015	87	86
Additional paid-in capital	1,355,768	1,340,579
Accumulated other comprehensive loss	(39)	(977)
Accumulated deficit	(974,778)	(915,234)

Total stockholders’ equity	381,038	424,454

Total liabilities and stockholders’ equity	$429,838	$474,785

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
License fees and milestones	$—	$—	$15,000	$19,769

Total revenues	—	—	15,000	19,769
Operating expenses:
Research and development	26,863	18,719	50,766	35,294
General and administrative	14,965	6,603	26,919	12,085

Total operating expenses	41,828	25,322	77,685	47,379

Loss from operations	(41,828)	(25,322)	(62,685)	(27,610)
Other income:
Gain on sale/disposal of assets	14	—	17	9
Deferred gain on real estate	854	829	1,707	1,659
Investment income, net	680	506	1,417	763

Total other income	1,548	1,335	3,141	2,431

Net loss	$(40,280)	$(23,987)	$(59,544)	$(25,179)

Net loss per common share:
Basic and diluted	$(0.46)	$(0.28)	$(0.69)	$(0.30)

Shares used in the calculation of net loss per common share:
Basic and diluted	86,694	85,518	86,595	82,947

Other comprehensive loss:
Net loss	$(40,280)	$(23,987)	$(59,544)	$(25,179)
Net unrealized gains/(losses) on available-for-sale securities	149	(225)	938	(127)

Comprehensive loss	$(40,131)	$(24,212)	$(58,606)	$(25,306)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,544)	$(25,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600	495
Gain on sale of assets	(1,724)	(1,668)
Deferred revenues	—	10,231
Deferred rent	(136)	53
Cease-use expense	(584)	—
Amortization of premiums on investments	2,440	2,579
Non-cash share-based compensation expense	14,192	8,263
Change in operating assets and liabilities:
Other current assets	315	(302)
Accounts payable and accrued liabilities	1,184	1,673
Cease-use liability	(181)	(352)
Other non-current liabilities	(108)	(15)

Net cash used in operating activities	(43,546)	(4,222)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(169,488)	(286,860)
Sales and maturities of investments	227,150	117,619
Proceeds from sales of property and equipment	13	9
Deposits and restricted cash	(92)	16
Purchases of property and equipment	(2,984)	(790)

Net cash provided by (used in) investing activities	54,599	(170,006)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	998	275,284

Net cash provided by financing activities	998	275,284

Net (decrease) increase in cash and cash equivalents	12,051	101,056
Cash and cash equivalents at beginning of the period	74,195	31,014

Cash and cash equivalents at end of the period	$86,246	$132,070

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update amends the current tax accounting rules for share-based compensation in an attempt to simplify the reporting of excess tax benefits and deficiencies related to equity compensation. Additionally, the FASB has also provided an alternative for forfeiture estimations related to grants of equity awards. The Company is required to adopt this new guidance beginning in 2017 and early adoption is permitted. The Company is in the process of determining the effects the adoption of this update will have on its consolidated financial statements.

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

The Company typically receives up-front payments when licensing its intellectual property, which often occurs in conjunction with an R&D agreement. The Company recognizes revenue attributed to the license upon delivery, provided that the license has stand-alone value.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). During 2015, the Company entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of valbenazine (NBI-98854) for movement disorders in Japan and other select Asian markets. Payments to the Company under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by the Company, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. The Company will be entitled to a percentage of sales of valbenazine in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

Under the terms of the Company’s agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance valbenazine towards commercialization in Japan and other select Asian markets is governed by a joint steering committee and joint development committee with representatives from both the Company and Mitsubishi Tanabe. There are no performance, cancellation, termination or refund provisions in the agreement that would have a material financial consequence to the Company. The Company does not directly control when event-based payments will be achieved or when royalty payments will begin. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to the Company. In such event, all valbenazine product rights for Japan and other select Asian markets would revert to the Company.

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

During the first quarter of 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million, of which $45 million has been earned to date, and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of June 30, 2016, approximately $485 million remains outstanding in future event based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. During the first quarter of 2016, the Company recognized $15 million in development event based payments resulting from AbbVie initiating Phase III development of elagolix in uterine fibroids.

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

Investments consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Certificates of deposit	$4,563	$10,078
Commercial paper	30,702	23,955
Corporate debt securities	261,855	323,219
Securities of government sponsored entities	31,210	30,232

Total investments	$328,330	$387,484

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$4,320	$2	$—	$4,322
Commercial paper	Less than 1	30,737	—	(35)	30,702
Corporate debt securities	Less than 1	250,478	49	(72)	250,455
Securities of government-sponsored entities	Less than 1	15,674	2	(3)	15,673

Total short-term available-for-sale securities		$301,209	$53	$(110)	$301,152

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$1	$—	$241
Corporate debt securities	1 to 2	11,383	29	(12)	11,400
Securities of government-sponsored entities	1 to 2	15,537	3	(3)	15,537

Total long-term available-for-sale securities		$27,160	$33	$(15)	$27,178

December 31, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$9,120	$1	$(1)	$9,120
Commercial paper	Less than 1	23,965	1	(11)	23,955
Corporate debt securities	Less than 1	254,592	1	(414)	254,179
Securities of government-sponsored entities	Less than 1	17,762	1	(21)	17,742

Total short-term available-for-sale securities		$305,439	$4	$(447)	$304,996

Classified as non-current assets:
Certificates of deposit	1 to 2	$960	$—	$(2)	$958
Corporate debt securities	1 to 2	69,528	—	(488)	69,040
Securities of government-sponsored entities	1 to 2	12,534	—	(44)	12,490

Total long-term available-for-sale securities		$83,022	$—	$(534)	$82,488

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2016:
Certificates of deposit	$30,702	$(35)	$—	$—	$30,702	$(35)
Corporate debt securities	115,849	(48)	40,022	(36)	155,871	(84)
Securities of government-sponsored entities	10,880	(6)	—	—	10,880	(6)

Total	$157,431	$(89)	$40,022	$(36)	$197,453	$(125)

December 31, 2015:
Certificates of deposit	$5,517	$(3)	$—	$—	$5,517	$(3)
Commercial paper	16,959	(11)	—	—	16,959	(11)
Corporate debt securities	310,160	(880)	5,521	(22)	315,681	(902)
Securities of government-sponsored entities	25,913	(65)	—	—	25,913	(65)

Total	$358,549	$(959)	$5,521	$(22)	$364,070	$(981)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2016 and December 31, 2015, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended June 30, 2016.

The Company’s assets which were measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Classified as current assets:
Cash and money market funds	$59.0	$59.0	$—	$—
Certificates of deposit	4.3	4.3	—	—
Commercial paper	30.7	—	30.7	—
Securities of government-sponsored entities	15.7	—	15.7	—
Corporate debt securities	277.9	—	277.9	—

Subtotal	387.6	63.3	324.3	—
Classified as long-term assets:
Certificates of deposit	4.9	4.9	—	—
Corporate debt securities	11.4	—	11.4	—
Securities of government-sponsored entities	15.5	—	15.5	—

Total	419.4	68.2	351.2	—
Less cash, cash equivalents and restricted cash	(91.1)	(63.7)	(27.4)	—

Total investments	$328.3	$4.5	$323.8	$—

December 31, 2015:
Classified as current assets:
Cash and money market funds	$69.5	$69.5	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	24.0	—	24.0	—
Securities of government-sponsored entities	17.7	—	17.7	—
Corporate debt securities	259.0	—	259.0	—

Subtotal	379.3	78.6	300.7	—
Classified as long-term assets:
Certificates of deposit	5.7	5.7	—	—
Securities of government-sponsored entities	12.5	—	12.5	—
Corporate debt securities	69.0	—	69.0	—

Total	466.5	84.3	382.2	—
Less cash, cash equivalents and restricted cash	(79.0)	(74.2)	(4.8)	—

Total investments	$387.5	$10.1	$377.4	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative	$4.2	$2.4	$8.3	$4.1
Research and development	3.1	2.3	$5.9	$4.2

Total share-based compensation expense	$7.3	$4.7	$14.2	$8.3

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

As of June 30, 2016, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $37.5 million and $23.2 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.7 years and 2.8 years, respectively. Additionally, the Company has approximately 0.4 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $9.6 million and is expected to be recognized beginning at the point when the vesting requirements become probable.

During the six months ended June 30, 2016 and 2015, stock options to purchase approximately 0.2 million and 1.1 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2016 and 2015 was approximately $1.0 million and $4.6 million, respectively. The Company also issued approximately 0.3 million and 0.2 million shares of common stock pursuant to the vesting of RSUs during the six months ended June 30, 2016 and 2015, respectively.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.9 million and 1.0 million shares of the Company’s common stock during the six months ended June 30, 2016 and 2015, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30, 2016 and 2015 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.5%	1.8%	1.4%	1.6%
Expected volatility of common stock	60.0%	66.3%	60.0%	66.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	5.7 years	6.6 years	5.6 years	6.7 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the six months ended June 30, 2016 and 2015, share-based compensation expense related to stock options was $8.9 million and $5.5 million, respectively.

Restricted Stock Units

During the six months ended June 30, 2016 and 2015, the Company granted approximately 0.3 million and 0.4 million RSUs, respectively, that generally vest annually over a four year period. Additionally, during the six months ended June 30, 2016 and 2015, the Company granted approximately 230,000 and 50,000 PRSUs, respectively. These PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is determined to be probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the six months ended June 30, 2016 and 2015, share-based compensation expense related to RSUs and PRSUs was $5.3 million and $2.8 million, respectively.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.9 million and $0.8 million of the deferred gain during the three month periods ending June 30, 2016 and 2015, respectively. The Company recognized $1.7 million of the deferred gain during each of the six month periods ending June 30, 2016 and 2015 and will recognize the remaining $12.6 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of June 30, 2016, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease is expected to result in approximately $0.6 million of rental income in 2016 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of a sublease, or in association with an amendment to a sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The sublease provides various options to extend for additional one-year renewal periods. During the first quarter of 2016, the Company terminated another previously existing sublease and began to reoccupy the related space to allow for expansion. This resulted in reversal of cease use expense of approximately $0.8 million and a corresponding increase in deferred rent of approximately $0.2 million during the first quarter of 2016. The current term of the sole remaining sublease is scheduled to expire in March 2018.

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$1,043	$2,565	$1,983	$2,678
Change in estimate (1)	—	(87)	(830)	(87)
Payments	(71)	(152)	(181)	(265)

Ending balance	$972	$2,326	$972	$2,326

(1)	Change in estimate was offset by an increase in deferred rent of approximately $246,000 during the first quarter of 2016.

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

For the three and six months ended June 30, 2016, the Company realized a net loss of $40.3 million and $59.5 million, respectively. Potentially dilutive securities totaled approximately 3.8 million and 3.7 million for the three and six months ended June 30, 2016, respectively. Options to purchase approximately 0.3 million shares of common stock were outstanding during each of the three and six months ended June 30, 2016, with an exercise price greater than the average market price of the underlying common shares.

For the three and six months ended June 30, 2015, the Company realized a net loss of $24.0 million and $25.2 million, respectively. Potentially dilutive securities totaled approximately 4.1 million and 4.0 million for the three and six months ended June 30, 2015, respectively. Options to purchase approximately 0.2 million and 0.3 million shares of common stock were outstanding during the three and six months ended June 30, 2015, respectively, with an exercise price greater than the average market price of the underlying common shares.

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

10. COMMITMENTS AND CONTINGENCIES

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation GnRH antagonists, breached a license agreement with Mount Sinai dated August 27, 1999 (the “Mount Sinai License”). Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. In January 2016, the Company filed a motion to dismiss this complaint in its entirety. In June 2016, the Court denied the motion in part and granted the motion in part, ruling that while Mount Sinai could continue its lawsuit against the Company, there was no requirement by the Company to obtain Mount Sinai’s consent prior to licensing the next-generation GnRH antagonists to AbbVie. In July 2016, the Company filed its answer denying Mount Sinai’s allegations, and filed counterclaims against Mount Sinai alleging patent misuse, non-infringement of Mount Sinai’s patents, and that Mount Sinai’s patents that are subject to the Mount Sinai License are invalid. The Company believes that they have meritorious defenses to the claims made in the complaint and intend to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016.

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

AbbVie. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We have assessed event-based payments under the revised authoritative guidance for R&D milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of June 30, 2016, approximately $485 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of valbenazine for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at a cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of valbenazine in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Under the terms of the agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance valbenazine towards commercialization is governed by a joint steering committee and joint development committee with representatives from both Neurocrine and Mitsubishi Tanabe. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all valbenazine product rights in Japan and other select Asian markets would revert to us. During the first quarter of 2015, we recorded revenues of $19.8 million related to the up-front license fee. In accordance with our continuing performance obligations, $10.2 million of the $30 million upfront payment is being deferred and recognized in future periods.

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

We follow the Accounting Standards Codification (ASC) for Revenue Recognition—Multiple-Element Arrangements and the ASC for Collaborative Arrangements, if applicable, to determine the recognition of revenue under our license and collaboration agreements. The terms of these agreements generally contain multiple elements, or deliverables, which may include (i) licenses to our intellectual property, (ii) materials and technology, (iii) pharmaceutical supply, (iv) participation on joint development or joint steering committees, and (v) development services. The payments we receive under these arrangements typically include one or more of the following: up-front license fees; funding of research and/or development efforts; amounts due upon the achievement of specified milestones; manufacturing and royalties on future product sales.

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

Prior to the revised multiple element guidance, described above, adopted by us on January 1, 2011, upfront, nonrefundable payments for license fees, grants, and advance payments for sponsored research revenues received in excess of amounts earned were classified as deferred revenue and recognized as income over the contract or development period. Revenues from development milestones are accounted for in accordance with the Revenue Recognition – Milestone Method Topic of the Financial Accounting Standards Board (FASB) ASC. Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is considered to be substantive if its achievability was not reasonably assured at the inception of the agreement and our efforts led to the achievement of the milestone or the milestone was due upon the occurrence of a specific outcome resulting from our performance. We assess whether a milestone is substantive at the inception of each agreement.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended June 30, 2016 and 2015 was $7.3 million and $4.7 million, respectively. For the six months ended June 30, 2016 and 2015, we recognized share-based compensation expense of $14.2 million and $8.3 million, respectively.

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

THREE MONTHS ENDED JUNE 30, 2016 AND 2015

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended June 30,
	2016	2015
	(In millions)
External development expense:
VMAT2	$8.4	$6.6
Corticotropin-Releasing Factor (CRF)	0.6	1.0
Other	0.2	0.2

Total external development expense	9.2	7.8
R&D personnel expense	8.5	7.1
R&D facility and depreciation expense	1.5	1.4
Other R&D expense	7.7	2.4

Total R&D expense	$26.9	$18.7

R&D expense increased by $8.2 million; from $18.7 million in the second quarter of 2015 to $26.9 million in the second quarter of 2016. Second quarter external development expense increased by $1.4 million from 2015 to 2016. Our VMAT2 Phase III clinical program represents $1.8 million of the increase in external development expenses, offset by a decrease in CRF related spend of approximately $0.4 million. Approximately $1.4 million of the increase in R&D expense was due to higher R&D personnel related expenses, primarily due to a $0.8 million increase in share-based compensation. Additionally, other R&D expense increased $5.3 million primarily related to expanded efforts around our anticipated NDA submission of valbenazine for tardive dyskinesia later this year, including both the $2.4 million NDA filing fee and an increase in scientific consulting primarily related to NDA preparation of approximately $2.2 million.

General and Administrative

General and administrative expense increased to $15.0 million in the second quarter of 2016 compared to $6.6 million during the same period in 2015. The $8.4 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $4.1 million), with share-based compensation costs accounting for $1.8 million of this increase in personnel costs. Additionally, external costs related to market research, commercial launch preparation and other professional services were $3.7 million higher for the second quarter of 2016 when compared to the same period in 2015.

Net Loss

Our net loss for the second quarter of 2016 was $40.3 million, or a net loss of $0.46 per share, compared to a net loss of $24.0 million, or a net loss of $0.28 per share, during the same period in 2015. The increase in our net loss from 2015 to 2016 was a result of the above mentioned higher expenses.

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

License Fees and Milestone Revenues

During the first quarter of 2016, AbbVie initiated Phase III development of elagolix in uterine fibroids, which triggered a $15 million milestone event payment to us. During the first quarter of 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor valbenazine for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million, of which we recorded revenues of $19.8 million during the first quarter of 2015.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Six Months Ended June 30,
	2016	2015
	(In millions)
External development expense:
VMAT2	$18.4	$11.7
CRF	0.9	2.5
Other	0.3	0.6

Total external development expense	19.6	14.8
R&D personnel expense	17.4	13.7
R&D facility and depreciation expense	3.0	2.9
Other R&D expense	10.8	3.9

Total R&D expense	$50.8	$35.3

The $15.5 million increase in six-month R&D expenses from 2015 to 2016 was primarily due to a $6.7 million increase in external development expenses related to our VMAT2 Phase III clinical program. Approximately $3.7 million of the increase in R&D expense was due to higher R&D personnel related expense, primarily due to an increase in headcount coupled with a $1.7 million increase in share-based compensation. Additionally, an increase of $6.9 million in other R&D expense is primarily related to expanded efforts around our anticipated NDA submission of valbenazine for tardive dyskinesia later this year, primarily due to $2.4 million for the FDA filing fee and an increase in scientific consulting of approximately $3.1 million.

General and Administrative

General and administrative expense increased to $26.9 million in the first half of 2016 compared with $12.1 million during the same period in 2015. The $14.8 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $8.1 million), with share-based compensation costs accounting for $4.2 million of this increase in personnel costs. Additionally, external costs related to market research, commercial launch preparation and other professional services were $6.2 million higher for the first half of 2016 when compared to the same period in 2015.

Net Loss

Our net loss for the first half of 2016 was $59.5 million, or a net loss of $0.69 per share, compared to a net loss of $25.2 million, or a net loss of $0.30 per share, during the same period in 2015. Operating expenses increased by $30.3 million from the first half of 2015 to the first half of 2016. Revenue for the first half of 2016 decreased by $4.8 million due to the revenue recognized from the up-front license fee from Mitsubishi Tanabe in 2015 ($19.8 million) being greater than the $15.0 million milestone received from AbbVie during the first half of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first six months of 2016 was $43.5 million compared to $4.2 million during the same period in 2015. The $39.3 million change in cash flows from operating activities is primarily due an increase in net loss of approximately $34.4 million, however approximately $5.9 million of this increase in expenses consisted of an increase in non-cash share-based compensation expense. In addition, during the first half of 2015, we received $30.0 million from Mitsubishi Tanabe as an upfront licensing payment; approximately $10.2 million of this was accounted for as deferred revenue.

Net cash provided by investing activities during the first six months of 2016 was $54.6 million compared to cash used in investing activities of $170.0 million during the same period in 2015. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first six months of 2016 was $1.0 million compared to $275.3 million during the same period in 2015. The decrease in cash provided by financing activities was primarily due to net proceeds of approximately $270.7 million from our public offering of common stock in February 2015. Stock option exercises yielded approximately $1.0 million and $4.6 million in cash proceeds during the first six months of 2016 and 2015, respectively.

At June 30, 2016, our cash, cash equivalents, and investments totaled $414.6 million compared with $461.7 million at December 31, 2015.

Equity Financing. In February 2015, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of June 30, 2016, we had sold 16.0 million shares under this shelf registration statement.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on June 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require us to use more judgment and make more estimates than under the current guidance. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the adoption method as well as the effects the adoption will have on our consolidated financial statements. The amended guidance as currently issued will be effective for us starting in 2018.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 10 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of our Quarterly Report on From 10-Q is incorporated herein by reference.

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

Risks Related to Our Company

*We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for valbenazine or any of our other product candidates.

We have never obtained regulatory approval for a drug. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. It is possible that the FDA or foreign regulatory authorities may refuse to accept our NDA (or corresponding application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of valbenazine or any of our other product candidates. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources.

If the FDA or foreign regulatory authorities do not accept or approve our applications, we may be required to conduct additional clinical, nonclinical or manufacturing validation studies and submit those data before reconsideration of our application occurs. Depending on the extent of these or any other required studies, approval of any NDA or application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA or foreign regulatory authorities to approve our NDA.

Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing valbenazine or any of our other product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for valbenazine or any of our other product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

Even if the clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe to develop and commercialize valbenazine in Japan and other select Asian markets. We will rely on Mitsubishi Tanabe to achieve certain development, regulatory and commercial milestones which, if achieved, could generate significant future revenue for us. Our collaboration with Mitsubishi Tanabe is subject to risks and uncertainties similar to those described above. In addition, we may need to enter into other collaborations to assist in the development and commercialization of other product candidates we are developing now or may develop in the future, and any such future collaborations would be subject to similar risks and uncertainties.

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

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

10.1	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended (3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016, Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2015, and Exhibits 3.1, 3.2 and 3.3 to the Company’s Annual Report on From 10-K filed on February 8, 2013.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172).
(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on From 8-K filed on May 24, 2106.
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: August 3, 2016	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)