Form 10-Q
period 2016-09-30
NEUROCRINE BIOSCIENCES INC
filed 2016-11-02
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 86,871,313 as of October 27, 2016.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$99,761	$74,195
Short-term investments, available for sale	253,281	304,996
Other current assets	4,849	4,883

Total current assets	357,891	384,074
Property and equipment, net	6,180	3,432
Long-term investments, available for sale	30,207	82,488
Restricted cash	4,883	4,791

Total assets	$399,161	$474,785

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,719	$2,561
Accrued liabilities	20,754	19,034
Current portion of cease-use liability	265	428
Current portion of deferred rent	428	269
Current portion of deferred gain on sale of real estate	3,500	3,423

Total current liabilities	26,666	25,715
Deferred gain on sale of real estate	8,261	10,898
Deferred revenue	10,231	10,231
Deferred rent	1,590	1,711
Cease-use liability	649	1,555
Other liabilities	113	221

Total liabilities	47,510	50,331
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 86,866,113 as of September 30, 2016 and 86,262,594 as of December 31, 2015	87	86
Additional paid-in capital	1,363,416	1,340,579
Accumulated other comprehensive loss	(187)	(977)
Accumulated deficit	(1,011,665)	(915,234)

Total stockholders’ equity	351,651	424,454

Total liabilities and stockholders’ equity	$399,161	$474,785

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
License fees and milestones	$—	$—	$15,000	$19,769

Total revenues	—	—	15,000	19,769
Operating expenses:
Research and development	20,942	24,388	71,708	59,682
General and administrative	17,494	11,456	44,413	23,541

Total operating expenses	38,436	35,844	116,121	83,223

Loss from operations	(38,436)	(35,844)	(101,121)	(63,454)
Other income:
(Loss) gain on sale/disposal of assets	(9)	—	8	9
Deferred gain on real estate	853	828	2,560	2,487
Investment income, net	705	581	2,122	1,344

Total other income	1,549	1,409	4,690	3,840

Net loss	$(36,887)	$(34,435)	$(96,431)	$(59,614)

Net loss per common share:
Basic and diluted	$(0.43)	$(0.40)	$(1.11)	$(0.71)

Shares used in the calculation of net loss per common share:
Basic and diluted	86,784	85,856	86,659	83,927

Other comprehensive loss:
Net loss	$(36,887)	$(34,435)	$(96,431)	$(59,614)
Net unrealized gains/(losses) on available-for-sale securities	(148)	(205)	790	(332)

Comprehensive loss	$(37,035)	$(34,640)	$(95,641)	$(59,946)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,431)	$(59,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,008	739
Gain on sale of assets	(2,568)	(2,496)
Deferred revenues	—	10,231
Deferred rent	(208)	25
Cease-use expense	(584)	—
Amortization of premiums on investments	3,151	4,311
Non-cash share-based compensation expense	20,511	22,166
Change in operating assets and liabilities:
Other current assets	34	(1,546)
Accounts payable and accrued liabilities	878	3,957
Cease-use liability	(239)	(527)
Other non-current liabilities	(108)	(40)

Net cash used in operating activities	(74,556)	(22,794)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(217,141)	(376,437)
Sales and maturities of investments	318,776	159,628
Proceeds from sales of property and equipment	13	9
Deposits and restricted cash	(92)	40
Purchases of property and equipment	(3,761)	(1,106)

Net cash provided by (used in) investing activities	97,795	(217,866)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,327	276,024

Net cash provided by financing activities	2,327	276,024

Net increase in cash and cash equivalents	25,566	35,364
Cash and cash equivalents at beginning of the period	74,195	31,014

Cash and cash equivalents at end of the period	$99,761	$66,378

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. The Company’s two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and INGREZZA (valbenazine or NBI-98854), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders. The Company’s New Drug Application for utilizing INGREZZA in the treatment of tardive dyskinesia was recently filed with the U.S. Food and Drug Administration (FDA).

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

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The Company is in the process of determining the timing of adoption and the adoption method, as well as the effects the adoption will have on its consolidated financial statements. The amended guidance as currently issued will be effective for the Company starting in 2018.

In August 2014, the FASB issued guidance codified in ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company does not expect this guidance to have a significant impact on the consolidated financial statements and expects to adopt the standard for the annual reporting period ended December 31, 2016.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). During 2015, the Company entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of INGREZZA (valbenazine or NBI-98854) for movement disorders in Japan and other select Asian markets. Payments to the Company under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by the Company, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. The Company will be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

Under the terms of the Company’s agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance INGREZZA towards commercialization in Japan and other select Asian markets is governed by a joint steering committee and joint development committee with representatives from both the Company and Mitsubishi Tanabe. There are no performance, cancellation, termination or refund provisions in the agreement that would have a material financial consequence to the Company. The Company does not directly control when event-based payments will be achieved or when royalty payments will begin. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to the Company. In such event, all INGREZZA product rights for Japan and other select Asian markets would revert to the Company.

The Company has identified the following deliverables associated with the Mitsubishi Tanabe agreement: INGREZZA technology license and existing know-how, development activities to be performed as part of the collaboration, and the manufacture of pharmaceutical products. The respective standalone value from each of these deliverables has been determined by applying the BESP method and the revenue was allocated based on the relative selling price method with revenue recognition timing to be determined either by delivery or the provision of services.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million, of which $45 million has been earned to date, and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of September 30, 2016, approximately $485 million remains outstanding in future event based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Investments consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Certificates of deposit	$962	$10,078
Commercial paper	44,130	23,955
Corporate debt securities	212,279	323,219
Securities of government sponsored entities	26,117	30,232

Total investments	$283,488	$387,484

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$720	$1	$—	$721
Commercial paper	Less than 1	44,192	—	(62)	44,130
Corporate debt securities	Less than 1	194,877	12	(88)	194,801
Securities of government-sponsored entities	Less than 1	13,630	—	(1)	13,629

Total short-term available-for-sale securities		$253,419	$13	$(151)	$253,281

Classified as non-current assets:
Certificates of deposit	1 to 2	$240	$1	$—	$241
Corporate debt securities	1 to 2	17,506	8	(36)	17,478
Securities of government-sponsored entities	1 to 2	12,510	—	(22)	12,488

Total long-term available-for-sale securities		$30,256	$9	$(58)	$30,207

December 31, 2015:
Classified as current assets:
Certificates of deposit	Less than 1	$9,120	$1	$(1)	$9,120
Commercial paper	Less than 1	23,965	1	(11)	23,955
Corporate debt securities	Less than 1	254,592	1	(414)	254,179
Securities of government-sponsored entities	Less than 1	17,762	1	(21)	17,742

Total short-term available-for-sale securities		$305,439	$4	$(447)	$304,996

Classified as non-current assets:
Certificates of deposit	1 to 2	$960	$—	$(2)	$958
Corporate debt securities	1 to 2	69,528	—	(488)	69,040
Securities of government-sponsored entities	1 to 2	12,534	—	(44)	12,490

Total long-term available-for-sale securities		$83,022	$—	$(534)	$82,488

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2016:
Commercial paper	$44,130	$(62)	$—	$—	$44,130	$(62)
Corporate debt securities	138,534	(100)	30,826	(24)	169,360	(124)
Securities of government-sponsored entities	22,817	(23)	—	—	22,817	(23)

Total	$205,481	$(185)	$30,826	$(24)	$236,307	$(209)

December 31, 2015:
Certificates of deposit	$5,517	$(3)	$—	$—	$5,517	$(3)
Commercial paper	16,959	(11)	—	—	16,959	(11)
Corporate debt securities	310,160	(880)	5,521	(22)	315,681	(902)
Securities of government-sponsored entities	25,913	(65)	—	—	25,913	(65)

Total	$358,549	$(959)	$5,521	$(22)	$364,070	$(981)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2016 and December 31, 2015, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended September 30, 2016.

The Company’s assets which were measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Classified as current assets:
Cash and money market funds	$83.2	$83.2	$—	$—
Certificates of deposit	0.7	0.7	—	—
Commercial paper	44.1	—	44.1	—
Securities of government-sponsored entities	13.6	—	13.6	—
Corporate debt securities	211.4	—	211.4	—

Subtotal	353.0	83.9	269.1	—
Classified as long-term assets:
Certificates of deposit	5.1	5.1	—	—
Corporate debt securities	17.5	—	17.5	—
Securities of government-sponsored entities	12.5	—	12.5	—

Total	388.1	89.0	299.1	—
Less cash, cash equivalents and restricted cash	(104.6)	(88.1)	(16.5)	—

Total investments	$283.5	$0.9	$282.6	$—

December 31, 2015:
Classified as current assets:
Cash and money market funds	$69.5	$69.5	$—	$—
Certificates of deposit	9.1	9.1	—	—
Commercial paper	24.0	—	24.0	—
Securities of government-sponsored entities	17.7	—	17.7	—
Corporate debt securities	259.0	—	259.0	—

Subtotal	379.3	78.6	300.7	—
Classified as long-term assets:
Certificates of deposit	5.7	5.7	—	—
Securities of government-sponsored entities	12.5	—	12.5	—
Corporate debt securities	69.0	—	69.0	—

Total	466.5	84.3	382.2	—
Less cash, cash equivalents and restricted cash	(79.0)	(74.2)	(4.8)	—

Total investments	$387.5	$10.1	$377.4	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General and administrative	$3.5	$7.5	$11.8	$11.6
Research and development	2.8	6.4	$8.7	$10.6

Total share-based compensation expense	$6.3	$13.9	$20.5	$22.2

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

As of September 30, 2016, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $33.6 million and $19.7 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.6 years and 2.7 years, respectively. Additionally, the Company has approximately 0.4 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $8.4 million and is expected to be recognized beginning at the point when the vesting requirements become probable.

During the nine months ended September 30, 2016 and 2015, stock options to purchase approximately 0.3 million and 1.2 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2016 and 2015 was approximately $2.3 million and $5.3 million, respectively. The Company also issued approximately 0.3 million and 0.2 million shares of common stock pursuant to the vesting of RSUs during the nine months ended September 30, 2016 and 2015, respectively.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.0 million and 1.1 million shares of the Company’s common stock during the nine months ended September 30, 2016 and 2015, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2016 and 2015 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.1%	1.8%	1.4%	2.3%
Expected volatility of common stock	59.3%	65.8%	60.0%	71.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	5 years	6.6 years	5.6 years	7.1 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the nine months ended September 30, 2016 and 2015, share-based compensation expense related to stock options was $13.1 million and $9.4 million, respectively.

Restricted Stock Units

During the nine months ended September 30, 2016 and 2015, the Company granted approximately 0.3 million and 0.4 million RSUs, respectively, that generally vest annually over a four year period. Additionally, during the nine months ended September 30, 2016 and 2015, the Company granted approximately 230,000 and 50,000 PRSUs, respectively. These PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is determined to be probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the nine months ended September 30, 2016 and 2015, share-based compensation expense related to RSUs and PRSUs was $7.4 million and $12.7 million, respectively. During the third quarter of 2015, the Company recognized approximately $8.3 million in expense related to outstanding PRSUs as it became probable that the pre-defined performance criteria for vesting of such PRSUs would be met mainly due to the Phase III results of the Company’s Kinect 3 clinical study.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.9 million and $0.8 million of the deferred gain during the three month periods ending September 30, 2016 and 2015, respectively. The Company recognized $2.6 million and $2.5 million of the deferred gain during the nine month periods ending September 30, 2016 and 2015, respectively, and will recognize the remaining $11.8 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of September 30, 2016, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease is expected to result in approximately $0.6 million of rental income in 2016 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of a sublease, or in association with an amendment to a sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The sublease provides various options to extend for additional one-year renewal periods. During the first quarter of 2016, the Company terminated another previously existing sublease and began to reoccupy the related space to allow for expansion. This resulted in reversal of cease use expense of approximately $0.8 million and a corresponding increase in deferred rent of approximately $0.2 million during the first quarter of 2016. The current term of the sole remaining sublease is scheduled to expire in March 2018.

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$972	$2,326	$1,983	$2,678
Change in estimate (1)	—	—	(830)	(87)
Payments	(58)	(175)	(239)	(440)

Ending balance	$914	$2,151	$914	$2,151

(1)	Change in estimate was offset by an increase in deferred rent of approximately $246,000 during the first quarter of 2016.

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

For the three and nine months ended September 30, 2016, the Company realized a net loss of $36.9 million and $96.4 million, respectively. Options to purchase approximately 0.1 million and 0.4 million shares of common stock were outstanding during each the three and nine months ended September 30, 2016, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and nine months ended September 30, 2015, the Company realized a net loss of $34.4 million and $59.6 million, respectively. Potentially dilutive securities totaled approximately 4.2 million and 4.0 million for the three and nine months ended September 30, 2015, respectively. Options to purchase approximately 0.1 million and 0.3 million shares of common stock were outstanding during the three and nine months ended September 30, 2015, respectively, with an exercise price greater than the average market price of the underlying common shares.

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

10. COMMITMENTS AND CONTINGENCIES

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation GnRH antagonists, breached a license agreement with Mount Sinai dated August 27, 1999 (Mount Sinai License). Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. In January 2016, the Company filed a motion to dismiss this complaint in its entirety. In June 2016, the Court denied the motion in part and granted the motion in part, ruling that while Mount Sinai could continue its lawsuit against the Company, there was no requirement by the Company to obtain Mount Sinai’s consent prior to licensing the next-generation GnRH antagonists to AbbVie. In July 2016, the Company filed its answer denying Mount Sinai’s allegations, and filed counterclaims against Mount Sinai alleging patent misuse, non-infringement of Mount Sinai’s patents, and that Mount Sinai’s patents that are subject to the Mount Sinai License are invalid. Mount Sinai has filed a motion to dismiss the Company’s counterclaims and affirmative defenses. The Company believes that it has meritorious defenses to the claims made in the complaint and intends to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016.

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

Our two lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for the treatment of endometriosis and uterine fibroids that is partnered with AbbVie Inc. (AbbVie), and INGREZZA (valbenazine or NBI-98854), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders. Our New Drug Application (NDA) for utilizing INGREZZA in the treatment of tardive dyskinesia was filed with the U.S. Food and Drug Administration (FDA). The FDA has indicated that the Prescription Drug User Fee Act (PDUFA) target date, on which the FDA is expected to complete its review of our INGREZZA NDA for tardive dyskinesia, is April 11, 2017.

We intend to commercialize INGREZZA in the United States upon NDA approval by the FDA.

AbbVie . In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. The goal of the agreement is to develop and commercialize GnRH Compounds. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We have assessed event-based payments under the revised authoritative guidance for R&D milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on our past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of September 30, 2016, approximately $485 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at a cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Under the terms of the agreement with Mitsubishi Tanabe, the collaboration effort between the parties to advance INGREZZA towards commercialization is governed by a joint steering committee and joint development committee with representatives from both Neurocrine and Mitsubishi Tanabe. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all INGREZZA product rights in Japan and other select Asian markets would revert to us. During the first quarter of 2015, we recorded revenues of $19.8 million related to the up-front license fee. In accordance with our continuing performance obligations, $10.2 million of the $30 million upfront payment is being deferred and recognized in future periods.

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

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended September 30, 2016 and 2015 was $6.3 million and $13.9 million, respectively. For the nine months ended September 30, 2016 and 2015, we recognized share-based compensation expense of $20.5 million and $22.2 million, respectively.

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

Stock option awards and RSUs generally vest over a three to four year period and the corresponding expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved. During the third quarter of 2015, we recognized approximately $8.3 million in expense related to outstanding PRSUs as it became probable that the pre-defined performance criteria for the vesting of such PRSUs would be met mainly due to the Phase III results of our Kinect 3 clinical study.

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

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended September 30,
	2016	2015
	(In millions)
External development expense:
VMAT2	$6.2	$9.1
Corticotropin-Releasing Factor (CRF)	0.8	0.4
Other	0.1	0.1

Total external development expense	7.1	9.6
R&D personnel expense	8.5	11.3
R&D facility and depreciation expense	1.7	1.6
Other R&D expense	3.6	1.9

Total R&D expense	$20.9	$24.4

R&D expense decreased by $3.5 million; from $24.4 million in the third quarter of 2015 to $20.9 million in the third quarter of 2016. Third quarter external development expense decreased by $2.5 million from 2015 to 2016. Our VMAT2 Phase III clinical program represents $2.9 million of the decrease in external development expenses as a result of completing the Kinect 3 clinical trial, offset by an increase in CRF related expenses of approximately $0.4 million. Additionally R&D personnel expense decreased by $2.8 million, approximately $3.6 million of the decrease in R&D personnel expense was related to lower share-based compensation expense. During the third quarter of 2015, certain performance-based restricted stock units met the criteria for expensing resulting in a one-time expense of approximately $4.0 million. The reduction in share-based compensation expense was partially offset by $1.3 million increase in personnel costs primarily due to increases in R&D headcount. Additionally, other R&D expense increased $1.7 million primarily related to expanded efforts around our INGREZZA NDA for tardive dyskinesia.

General and Administrative

General and administrative expense increased to $17.5 million in the third quarter of 2016 compared to $11.5 million during the same period in 2015. The $6.0 million increase in general and administrative expense is primarily due to external costs related to market research, commercial launch preparation and other professional services which were $5.4 million higher for the third quarter of 2016 when compared to the same period in 2015. Share-based compensation expense decreased by $4.0 million in the third quarter of 2016 compared to the third quarter of 2015. During the third quarter of 2015, certain performance-based restricted stock units met the criteria for expensing resulting in a significant increase in quarterly expense. This decrease in share-based compensation was primarily offset by a $3.8 million increase in other personnel related costs due to the addition of sales and marketing personnel to support pre-commercialization activities for INGREZZA.

Net Loss

Our net loss for the third quarter of 2016 was $36.9 million, or a net loss of $0.43 per share, compared to a net loss of $34.4 million, or a net loss of $0.40 per share, during the same period in 2015. The increase in our net loss from 2015 to 2016 was a result of the above mentioned higher general and administrative expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

License Fees and Milestone Revenues

During the first quarter of 2016, AbbVie initiated Phase III development of elagolix in uterine fibroids, which triggered a $15 million milestone event payment to us. During the first quarter of 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor INGREZZA for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million, of which we recorded revenues of $19.8 million during the first quarter of 2015.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
External development expense:
VMAT2	$24.8	$20.8
CRF	1.7	2.9
Other	0.3	0.7

Total external development expense	26.8	24.4
R&D personnel expense	25.8	24.9
R&D facility and depreciation expense	4.7	4.4
Other R&D expense	14.4	6.0

Total R&D expense	$71.7	$59.7

The $12.0 million increase in nine-month R&D expenses from 2015 to 2016 was primarily due to a $8.4 million increase in other R&D expenses primarily related to efforts around our NDA filing of INGREZZA for tardive dyskinesia, including $2.4 million for the related FDA filing fee and an increase in scientific consulting of approximately $5.9 million. Additionally, external development expenses related to our INGREZZA Phase III clinical program in tardive dyskinesia and Phase II program in Tourette syndrome increased by $4.0 million from 2015 to 2016.

General and Administrative

General and administrative expense increased to $44.4 million in the first nine months of 2016 compared with $23.5 million during the same period in 2015. The $20.9 million increase in general and administrative expense is primarily due to higher personnel related costs associated with an increase in headcount to support our commercial launch preparation of INGREZZA in tardive dyskinesia (increased by $7.8 million). Additionally, external costs related to market research, commercial launch preparation and other professional services were $11.9 million higher for the first nine months of 2016 when compared to the same period in 2015.

Net Loss

Our net loss for the first nine months of 2016 was $96.4 million, or a net loss of $1.11 per share, compared to a net loss of $59.6 million, or a net loss of $0.71 per share, during the same period in 2015. Operating expenses increased by $32.9 million from the first nine months of 2015 to the first nine months of 2016. Revenue for the first nine months of 2016 decreased by $4.8 million due to the revenue recognized from the up-front license fee from Mitsubishi Tanabe in 2015 ($19.8 million) being greater than the $15.0 million milestone payment received from AbbVie during the first nine months of 2016.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first nine months of 2016 was $74.6 million compared to $22.8 million during the same period in 2015. The $51.8 million change in cash flows from operating activities is primarily due an increase in net loss of approximately $36.8 million. In addition, during the first nine months of 2015, we received $30.0 million from Mitsubishi Tanabe as an upfront licensing payment; of which approximately $10.2 million was accounted for as deferred revenue.

Net cash provided by investing activities during the first nine months of 2016 was $97.8 million compared to cash used in investing activities of $217.9 million during the same period in 2015. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first nine months of 2016 was $2.3 million compared to $276.0 million during the same period in 2015. The decrease in cash provided by financing activities was primarily due to net proceeds of approximately $270.7 million from our public offering of common stock in February 2015. Stock option exercises yielded approximately $2.3 million and $5.3 million in cash proceeds during the first nine months of 2016 and 2015, respectively.

At September 30, 2016, our cash, cash equivalents, and investments totaled $383.2 million compared with $461.7 million at December 31, 2015.

Equity Financing. In February 2015, we completed a public offering of common stock in which we sold 8.0 million shares of our common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

Shelf Registration Statements. In February 2014, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of shares of our common stock from time to time. As of September 30, 2016, we had sold 16.0 million shares under this shelf registration statement.

We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our R&D programs and commercial activities as planned. The amount and timing of expenditures will vary depending upon a number of factors, including the progress of our R&D programs and commercial efforts related to INGREZZA.

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing, marketing and commercialization capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue an unlimited number of shares of our common stock from time to time. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2016, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require us to use more judgment and make more estimates than under the current guidance. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are in the process of determining the timing of adoption and the adoption method as well as the effects the adoption will have on our consolidated financial statements. The amended guidance as currently issued will be effective for us starting in 2018.

In August 2014, the FASB issued guidance codified in ASU 2014-15 (Subtopic 205-40), Presentation of Financial Statements - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable). Management will be required to make this evaluation for both annual and interim reporting periods and will make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. Substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in ASC Topic 450, Contingencies. The guidance is effective for annual periods ending after December 15, 2016 and for interim reporting periods starting in the first quarter 2017, with early adoption permitted. The Company does not expect this guidance to have a significant impact on the consolidated financial statements and expects to adopt the standard for the annual reporting period ended December 31, 2016.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. We are required to adopt this new guidance beginning in 2019 and early adoption is permitted. We are in the process of determining the effects this update will have on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Company

*We have never obtained regulatory approval for a drug and we may be unable to obtain, or may be delayed in obtaining, regulatory approval for INGREZZA or any of our other product candidates.

We have never obtained regulatory approval for a drug. Securing U.S. Food and Drug Administration (FDA) approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each indication to establish the product candidate’s safety and efficacy. It is possible that the FDA or foreign regulatory authorities may refuse to accept our New Drug Application (NDA) (or corresponding application) for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval of INGREZZA or any of our other product candidates. The process of obtaining these approvals and the subsequent compliance with federal and state statutes and regulations require spending substantial time and financial resources.

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

Any delay in obtaining, or an inability to obtain, regulatory approvals would prevent us from commercializing INGREZZA or any of our other product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occur, we may be forced to abandon our development efforts for INGREZZA or any of our other product candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations.

Breakthrough therapy and priority review designations for INGREZZA for the treatment of tardive dyskinesia may not lead to a faster development or regulatory review or approval process.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A priority review designation accelerates the FDA review timeline from 10 months to 6 months from the date of acceptance of the NDA.

The receipt of such designations for INGREZZA may not result in a faster regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•	the FDA or similar foreign regulatory authority may not approve an Investigational New Drug (IND) Application or foreign equivalent filings required to initiate human clinical studies for our drug candidates or the FDA may require additional preclinical or clinical studies as a condition of the initiation of Phase I clinical studies, progression from Phase I to Phase II, or Phase II to Phase III, or for NDA approval;

•	the product candidate may not prove to be effective or as effective as other competing product candidates;

•	we may discover that a product candidate may cause harmful side effects or results of required toxicology studies may not be acceptable to the FDA;

•	the results may not replicate the results of earlier, smaller trials;

•	the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;

•	we or the FDA or similar foreign regulatory authorities may suspend the trials;

•	the results may not be statistically significant;

•	patient recruitment may be slower than expected;

•	patients may drop out of the trials; and

•	regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs. Specifically, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase III uterine fibroids program, require suspension of these programs and/or obviate filings for regulatory approvals. Similarly, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, the Phase III tardive dyskinesia or the Tourette syndrome Phase II clinical trials of INGREZZA.

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

In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe to develop and commercialize INGREZZA in Japan and other select Asian markets. We will rely on Mitsubishi Tanabe to achieve certain development, regulatory and commercial milestones which, if achieved, could generate significant future revenue for us. Our collaboration with Mitsubishi Tanabe is subject to risks and uncertainties similar to those described above. In addition, we may need to enter into other collaborations to assist in the development and commercialization of other product candidates we are developing now or may develop in the future, and any such future collaborations would be subject to similar risks and uncertainties.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Over the course of the last 12 months, the price of our common stock has ranged from approximately $31.00 per share to approximately $58.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	the results of the FDA’s review of our INGREZZA NDA for tardive dyskinesia;

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders;

•	comments by securities analysts;

•	fluctuations in our operating results;

•	developments related to on-going litigation;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

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

We may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses and to pursue regulatory approvals for product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing, marketing and commercialization capabilities in the future. We believe that our existing capital resources, together with investment income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs to the full extent currently planned. If we cannot obtain adequate funds, we may be required to curtail significantly one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

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

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

3.4	Certificate of Amendment of Bylaws (2)

4.1	Form of Common Stock Certificate(3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Current Report on Form 8-K filed on May 24, 2016, Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2015, and Exhibits 3.1, 3.2 and 3.3 to the Company’s Annual Report on From 10-K filed on February 8, 2013.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2016.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172).
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: November 2, 2016	/S/ TIMOTHY P. COUGHLIN
Timothy P. Coughlin
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)