Form 10-Q
period 2017-03-31
NEUROCRINE BIOSCIENCES INC
filed 2017-05-09
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,074,963 as of May 3, 2017.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$64,087	$83,267
Short-term investments, available for sale	171,493	224,083
Other current assets	3,871	3,092

Total current assets	239,451	310,442
Property and equipment, net	7,144	6,271
Long-term investments, available for sale	37,686	43,490
Restricted cash	5,083	4,883

Total assets	$289,364	$365,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$852	$5,085
Accrued liabilities	18,403	21,097
Current portion of cease-use liability	243	236
Current portion of deferred rent	513	470
Current portion of deferred gain on sale of real estate	3,552	3,526

Total current liabilities	23,563	30,414
Deferred gain on sale of real estate	6,467	7,372
Deferred revenue	10,231	10,231
Deferred rent	1,305	1,462
Cease-use liability	544	617
Other liabilities	113	113

Total liabilities	42,223	50,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 87,519,910 as of March 31, 2017 and 86,883,300 as of December 31, 2016	88	87
Additional paid-in capital	1,381,938	1,371,432
Accumulated other comprehensive loss	(235)	(318)
Accumulated deficit	(1,134,650)	(1,056,324)

Total stockholders’ equity	247,141	314,877

Total liabilities and stockholders’ equity	$289,364	$365,086

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
License fees and milestones	$—	$15,000

Total revenues	—	15,000
Operating expenses:
Research and development	51,882	23,903
General and administrative	28,050	11,954

Total operating expenses	79,932	35,857

Loss from operations	(79,932)	(20,857)
Other income:
Gain on sale/disposal of assets	—	3
Deferred gain on real estate	879	853
Investment income, net	727	737

Total other income	1,606	1,593

Net loss	$(78,326)	$(19,264)

Net loss per common share:
Basic and diluted	$(0.90)	$(0.22)

Shares used in the calculation of net loss per common share:
Basic and diluted	87,283	86,497

Other comprehensive loss:
Net loss	$(78,326)	$(19,264)
Net unrealized gains on available-for-sale securities	83	789

Comprehensive loss	$(78,243)	$(18,475)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(78,326)	$(19,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489	276
Gain on sale of assets	(879)	(856)
Deferred rent	(114)	(64)
Cease-use expense	—	(584)
Amortization of premiums on investments	269	1,397
Non-cash share-based compensation expense	8,976	6,918
Change in operating assets and liabilities:
Accounts receivable under collaboration agreements and other assets	(779)	(14,577)
Accounts payable and accrued liabilities	(6,927)	(2,347)
Cease-use liability	(66)	(110)

Net cash used in operating activities	(77,357)	(29,211)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(57,877)	(55,561)
Sales and maturities of investments	116,085	126,754
Deposits and restricted cash	(200)	(200)
Proceeds from sales of property and equipment	—	3
Purchases of property and equipment	(1,362)	(741)

Net cash provided by investing activities	56,646	70,255
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	1,531	62

Net cash provided by financing activities	1,531	62

Net (decrease) increase in cash and cash equivalents	(19,180)	41,106
Cash and cash equivalents at beginning of the period	83,267	74,195

Cash and cash equivalents at end of the period	$64,087	$115,301

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. In April 2017, the Company received approval from the United States Food and Drug Administration (FDA) for INGREZZA® (valbenazine), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of tardive dyskinesia. The Company’s three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), INGREZZA for Tourette syndrome and opicapone for the treatment of Parkinson’s disease.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require us to use more judgment and make more estimates than under the current guidance. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The amended guidance as currently issued will be effective for public companies in 2018, however early adoption is permitted.

The Company is currently evaluating the impact of the new standard on historical revenue recorded for its two collaboration agreements. Additionally, the Company has no historical pharmaceutical product revenue but will begin to generate initial pharmaceutical product revenue in 2017. The ongoing evaluation is dependent upon the resolution of certain questions relating to the application of, and transition to, the new revenue recognition guidance for collaboration agreements. The Company’s evaluation of the new guidance is ongoing as well as the assessment of the adoption method and the ultimate impact the adoption of this standard will have on its consolidated financial statements. Based on the Company’s current assessment of the effect of the new standard on historical revenue under its collaboration agreements that is related to contingent payments, which are not dependent on performance by them, it believes revenue could potentially be recognized earlier than historically recorded if information is available to allow the Company to record the payments without the risk of a future reversal.

In February 2016, the FASB issued Accounting Standards Update (ASU) 2016-02 Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. The Company is required to adopt this new guidance beginning in 2019 and early adoption is permitted. The Company’s lease for its corporate headquarters is subject to this new guidance and the process of determining the impact of the adoption of this update will have on its consolidated financial statements is ongoing.

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

For the year ended December 31, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with the Company’s continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. No revenue was recognized under the Mitsubishi Tanabe agreement for the quarters ended March 31, 2016 or 2017.

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million, of which $45 million has been received to date, and up to an additional $50 million in commercial event based payments. The Company has assessed event based payments under the revised authoritative guidance for research and development milestones and determined that event based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of March 31, 2017, $485 million remains outstanding in future event based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event based payments meet the definition of a milestone in accordance with authoritative accounting guidance and will be recognized when earned.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. During the first quarter of 2016, event-based revenue of $15.0 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue has been recognized during 2017 under this collaboration agreement.

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

Investments consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Certificates of deposit	$240	$960
Commercial paper	44,392	49,245
Corporate debt securities	136,587	204,436
Securities of government sponsored entities	27,960	12,932

Total investments	$209,179	$267,573

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2017:
Classified as current assets:
Certificates of deposit	Less than 1	$240	$—	$—	$240
Commercial paper	Less than 1	44,406	2	(16)	44,392
Corporate debt securities	Less than 1	118,969	7	(112)	118,864
Securities of government-sponsored entities	Less than 1	8,003	—	(6)	7,997

Total short-term available-for-sale securities		$171,618	$9	$(134)	$171,493

Classified as non-current assets:
Corporate debt securities	1 to 2	$17,793	$—	$(70)	$17,723
Securities of government-sponsored entities	1 to 2	20,003	—	(40)	19,963

Total long-term available-for-sale securities		$37,796	$—	$(110)	$37,686

December 31, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$960	$—	$—	$960
Commercial paper	Less than 1	49,280	3	(38)	49,245
Corporate debt securities	Less than 1	168,548	3	(117)	168,434
Securities of government-sponsored entities	Less than 1	5,448	—	(4)	5,444

Total short-term available-for-sale securities		$224,236	$6	$(159)	$224,083

Classified as non-current assets:
Corporate debt securities	1 to 2	$36,149	$—	$(147)	$36,002
Securities of government-sponsored entities	1 to 2	7,506	—	(18)	7,488

Total long-term available-for-sale securities		$43,655	$—	$(165)	$43,490

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2017:
Commercial paper	$38,914	$(16)	$—	$—	$38,914	$(16)
Corporate debt securities	120,973	(182)	—	—	120,973	(182)
Securities of government-sponsored entities	27,960	(46)	—	—	27,960	(46)

Total	$187,847	$(244)	$—	$—	$187,847	$(244)

December 31, 2016:
Commercial paper	$43,781	$(38)	$—	$—	$43,781	$(38)
Corporate debt securities	185,243	(261)	9,144	(3)	194,387	(264)
Securities of government-sponsored entities	12,932	(22)	—	—	12,932	(22)

Total	$241,956	$(321)	$9,144	$(3)	$251,100	$(324)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2017 and December 31, 2016, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2017.

The Company’s assets which were measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Classified as current assets:
Cash and money market funds	$60.5	$60.5	$—	$—
Certificates of deposit	0.2	0.2	—	—
Commercial paper	44.4	—	44.4	—
Securities of government-sponsored entities	8.0	—	8.0	—
Corporate debt securities	122.5	—	122.5	—

Subtotal	235.6	60.7	174.9	—
Classified as long-term assets:
Certificates of deposit	5.1	5.1	—	—
Securities of government-sponsored entities	20.0	—	20.0	—
Corporate debt securities	17.7	—	17.7	—

Total	278.4	65.8	212.6	—
Less cash, cash equivalents and restricted cash	(69.2)	(65.5)	(3.7)	—

Total investments	$209.2	$0.3	$208.9	$—

December 31, 2016:
Classified as current assets:
Cash and money market funds	$73.6	$73.6	$—	$—
Certificates of deposit	1.0	1.0	—	—
Commercial paper	49.2	—	49.2	—
Securities of government-sponsored entities	5.4	—	5.4	—
Corporate debt securities	178.1	—	178.1	—

Subtotal	307.3	74.6	232.7	—
Classified as long-term assets:
Certificates of deposit	4.9	4.9	—	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	36.0	—	36.0	—

Total	355.7	79.5	276.2	—
Less cash, cash equivalents and restricted cash	(88.1)	(78.5)	(9.6)	—

Total investments	$267.6	$1.0	$266.6	$—

5. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended March 31,
	2017	2016
General and administrative	$5.5	$4.1
Research and development	3.5	2.8

Total share-based compensation expense	$9.0	$6.9

The fair value of equity instruments that vest based on continued employee service is recognized and amortized on a straight-line basis over the requisite service period. For restricted stock units (RSUs) with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved.

As of March 31, 2017, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $57.5 million and $32.1 million, respectively, which is expected to be recognized over a weighted average period of approximately 3.1 years. Additionally, the Company has approximately 0.4 million PRSUs outstanding. As of March 31, 2017, total unrecognized estimated compensation cost related to these PRSUs was $7.5 million and is recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the three months ended March 31, 2017 and 2016, stock options to purchase approximately 0.3 million and 26,000 shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2017 and 2016 was approximately $1.5 million and $0.1 million, respectively. The Company also issued approximately 0.3 million shares of common stock pursuant to the vesting of RSUs during each of the three months ended March 31, 2017 and 2016.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.4 million and 0.7 million shares of the Company’s common stock during the three months ended March 31, 2017 and 2016, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the three months ended March 31, 2017 and 2016 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.0%	1.4%
Expected volatility of common stock	58.1%	60.0%
Dividend yield	0.0%	0.0%
Expected option term	5.8 years	5.6 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the three months ended March 31, 2017 and 2016, share-based compensation expense related to stock options was $5.7 million and $4.4 million, respectively.

Restricted Stock Units

During the three months ended March 31, 2017 and 2016, the Company granted approximately 0.4 million and 0.3 million RSUs, respectively, that vest annually over a four year period. Additionally, during the three months ended March 31, 2016, the Company granted approximately 0.2 million PRSUs. These PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the three months ended March 31, 2017 and 2016, the aggregate share-based compensation expense related to RSUs and PRSUs was $3.3 million and $2.5 million, respectively.

6. STOCKHOLDERS’ EQUITY

Shelf Registration Statements

In February 2017, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of securities from time to time. As of March 31, 2017, the Company had not sold any securities under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.9 million of the deferred gain during each of the three month periods ending March 31, 2017 and 2016, and will recognize the remaining $10.0 million of the deferred gain over the initial Lease term which will expire at the end of 2019.

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

As of March 31, 2017, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease is expected to result in approximately $0.6 million of rental income in 2017 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of such a sublease, or in association with an amendment to such sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. During the first quarter of 2016, the Company terminated another previously existing sublease and began to reoccupy the related space to allow for expansion. This resulted in reversal of cease use expense of approximately $0.8 million and a corresponding increase in deferred rent of approximately $0.2 million. The sole remaining sublease expires in March 2018, however it provides an option to extend for an additional one-year renewal period.

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$853	$1,983
Change in estimate (1)	—	(830)
Payments	(66)	(110)

Ending balance	$787	$1,043

(1)	Change in estimate was offset by an increase in deferred rent of approximately $246,000 during the first quarter of 2016.

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

For the three months ended March 31, 2017 and March 31, 2016, the Company realized a net loss of $78.3 million and $19.3 million, respectively. Options to purchase approximately 1.4 million and 0.5 million shares of common stock were outstanding during the three months ended March 31, 2017 and 2016, respectively, with an exercise price greater than the average market price of the underlying common shares.

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

10. BIAL AGREEMENT

On February 9, 2017, the Company entered into an exclusive license agreement with BIAL– Portela & CA, S.A. (BIAL) for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, the Company is responsible for the management and cost of all opicapone development and commercialization activities in the United States and Canada.

Under the terms of the agreement, the Company paid BIAL an upfront license fee of $30 million, and may also be required to pay up to an additional $115 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. The initial upfront license fee was expensed in the first quarter of 2017 as in-process research and development. Upon commercialization of opicapone, the Company has agreed to determine certain annual sales forecasts. In the event that the Company fails to meet the minimum sales requirements for a particular year, the Company will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if the Company fails to meet the minimum sales requirements for any two years, BIAL may terminate the agreement.

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

11. COMMITMENTS & CONTINGENCIES

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation GnRH antagonists, breached a license agreement with Mount Sinai dated August 27, 1999 (Mount Sinai License). Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. In January 2016, the Company filed a motion to dismiss this complaint in its entirety. In June 2016, the Court denied the motion in part and granted the motion in part, ruling that while Mount Sinai could continue its lawsuit against the Company, there was no requirement by the Company to obtain Mount Sinai’s consent prior to licensing the next-generation GnRH antagonists to AbbVie. In July 2016, the Company filed its answer denying Mount Sinai’s allegations, and filed counterclaims against Mount Sinai alleging patent misuse, non-infringement of Mount Sinai’s patents, and that Mount Sinai’s patents that are subject to the Mount Sinai License are invalid. Mount Sinai filed a motion to dismiss the Company’s counterclaims and affirmative defenses, which the court granted. The Company believes that it has meritorious defenses to the claims made in the complaint and intends to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

12. SUBSEQUENT EVENT

In May 2017, the Company issued $517.5 million aggregate principal amount of 2.25% Convertible Senior Notes due May 2024. Debt issuance costs of approximately $15.3 million were primarily comprised of initial purchasers’ discounts and commissions, legal, accounting, and other professional fees, a portion of which will be capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the seven-year term of the notes. The remaining debt issuance costs will be allocated as a component of equity in additional paid-in capital.

The notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 13.1711 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $75.92 per share). The notes will mature on May 15, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding January 15, 2024, the notes will be convertible at the option of the holders only upon satisfaction of certain circumstances. Thereafter, the notes will be convertible at the option of the holders at any time up until the close of business on the scheduled trading day immediately preceding May 15, 2024. The Company may not redeem the notes prior to May 15, 2021. On or after this date, the Company, at its election, may redeem all, or any portion, of the notes for cash if the last reported sales price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day immediately preceding the date which the Company sends the related redemption notice, is more than 130% of the conversion price of the notes in effect on each applicable trading day.

It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the principal portion in shares of common stock or cash. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, and the conversion value during the 25-day observation period as described in the indenture for the notes. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 25 days and the daily volume weighted average price (VWAP) of the Company’s common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

The Company pays 2.25% interest per annum on the principal amount of the notes semi-annually in arrears in cash on May 15 and November 15 of each year. The Company will account separately for the liability and equity components of the notes in accordance with authoritative guidance for convertible debt instruments that may be settled in cash upon conversion.

If a fundamental change, as defined in the indenture for the notes, such as an acquisition, merger, or liquidation of the Company, occurs prior to the maturity date, subject to certain limitations, holders of the notes may require the Company to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest, and additional fees.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

We discover and develop innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel research and development (R&D) platform, focused on neurological, psychological and endocrine based diseases and disorders. Utilizing a portfolio approach to drug discovery, we have multiple small molecule drug candidates at various stages of pharmaceutical development. We develop proprietary pharmaceuticals for our pipeline, as well as collaborate with other pharmaceutical companies on our discoveries.

On April 11, 2017, we announced that the U.S. Food and Drug Administration (FDA) approved INGREZZA® (valbenazine) capsules for the treatment of adults with tardive dyskinesia (TD). We market INGREZZA for TD in the United States through our specialty sales force focused primarily on physicians who treat TD patients, including psychiatrists and neurologists. The full commercial launch of INGREZZA, with our field-based sales team of approximately 160 personnel, occurred on May 1, 2017.

Our three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and uterine fibroids that is partnered with AbbVie Inc. (AbbVie), opicapone, a highly-selective catechol-O-methyltransferase inhibitor (COMT inhibitor) that is an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and was inlicensed from BIAL – Portela & CA, S.A. (BIAL) and our vesicular monoamine transporter 2 (VMAT2) inhibitor, INGREZZA is currently in Phase II development for Tourette syndrome.

We have funded our operations primarily through private and public offerings of our common stock, debt securities and payments received under research and development collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development and as we initiate the commercial launch INGREZZA. As of December 31, 2016, we had an accumulated deficit of approximately $1.1 billion and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

We currently have three major collaborations. Two of these collaborations involve outlicensing of our proprietary technology to pharmaceutical partners. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) and in March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe) for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. These two agreements are discussed below under the heading “Critical Accounting Policies and Estimates.” The third collaboration agreement is one in which we inlicensed technology from BIAL– Portela & CA, S.A (BIAL), a Portuguese pharmaceutical company.

On February 9, 2017, we entered into an exclusive license agreement with BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, we are responsible for the management and cost of all opicapone development and commercialization activities in the United States and Canada.

Under the terms of the agreement, we paid BIAL an upfront license fee of $30 million, and we may also be required to pay up to an additional $115 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. The initial upfront license fee was expensed in the first quarter of 2017 as in process research and development. Upon commercialization of opicapone, we have agreed to determine certain annual sales forecasts. In the event that we fail to meet the minimum sales requirements for a particular year, we will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if we fail to meet the minimum sales requirements for any two years, BIAL may terminate the agreement.

The agreement, unless terminated earlier, will continue on a licensed product by licensed product and country by country basis until a generic product in respect of such licensed product under the agreement is sold in a country and sales of such generic product are greater than a specified percentage of total sales of such licensed product in such country. Upon the Company’s written request prior to the estimated expiration of the term in respect of a licensed product, the parties shall negotiate a good faith continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is not supplying a certain licensed product, we shall pay BIAL a trademark royalty based on the net sales of such licensed product. Either party may terminate the agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. BIAL may terminate the agreement if we fail to use commercially reasonable efforts or fails to file an NDA for a licensed product by a specified date or under certain circumstances involving our change of control. In certain circumstances where BIAL elects to terminate the agreement in connection with our change of control, BIAL shall pay us a termination fee. We may terminate the agreement at any time for any reason upon six months written notice to BIAL if prior to the first NDA approval in the United States, and upon nine months written notice to BIAL if such notice is given after the first NDA approval in the United States. If our termination request occurs prior to the first NDA approval in the United States, we will have to pay BIAL a termination fee except under certain conditions specified in the agreement.

In May 2017, we issued $517.5 million aggregate principal amount of 2.25% Convertible Senior Notes due May 2024. Debt issuance costs of approximately $15.3 million were primarily comprised of initial purchasers’ discounts and commissions, legal, accounting, and other professional fees, a portion of which will be capitalized and are recorded as a reduction to long-term debt and are being amortized using the effective interest method to interest expense over the seven-year term of the notes. The remaining debt issuance costs will be allocated as a component of equity in additional paid-in capital.

The notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 13.1711 shares per $1,000 principal amount of the notes (which represents an initial conversion price of approximately $75.92 per share). The notes will mature on May 15, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding January 15, 2024, the notes will be convertible at the option of the holders only upon satisfaction of certain circumstances. Thereafter, the notes will be convertible at the option of the holders at any time up until the close of business on the scheduled trading day immediately preceding May 15, 2024. We may not redeem the notes prior to May 15, 2021. On or after this date, at our election, we may redeem all, or any portion, of the notes for cash if the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day immediately preceding the date which we send the related redemption notice, is more than 130% of the conversion price of the notes in effect on each applicable trading day.

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

For the year ended December 31, 2015, we recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. No revenue was recognized under the Mitsubishi Tanabe agreement for the quarters ended March 31, 2016 or 2017.

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

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on our past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of March 31, 2017, $485 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance and will be recognized when earned.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. During the first quarter of 2016, event-based revenue of $15.0 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue has been recognized during 2017 under this collaboration agreement.

Research and Development Expense. Our R&D expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, inlicensed programs, share-based compensation and allocated facility costs. We do not track fully burdened R&D costs separately for each of our drug candidates. We review our R&D expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing R&D efforts. Other R&D expenses mainly represent laboratory supply expenses, scientific consulting expenses and other expenses. During the first quarter of 2017, we inlicensed opicapone from BIAL for $30 million, which was expensed as in-process research and development in accordance with authoritative accounting guidance.

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended March 31, 2017 and 2016 was $9.0 million and $6.9 million, respectively.

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

Stock option awards and RSUs generally vest over a three to four year period and the corresponding expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements, no expense is recorded until the performance condition is probable of being achieved.

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

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Revenues

During the first quarter of 2016, AbbVie initiated Phase III development of elagolix in uterine fibroids, which triggered a $15 million milestone event payment to us. There was no revenue recognized during the first quarter of 2017.

Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended March 31,
	2017	2016
	(In millions)
External development expense:
VMAT2	$5.1	$9.9
CRF	0.9	0.4
Other	0.6	0.1

Total external development expense	6.6	10.4
In-process research and development	30.0	—
R&D personnel expense	10.5	8.8
R&D facility and depreciation expense	1.5	1.6
Other R&D expense	3.3	3.1

Total R&D expense	$51.9	$23.9

R&D expense increased by $28.0 million, from $23.9 million in the first quarter of 2016 to $51.9 million in the first quarter of 2017. The majority of this increase in R&D expense is due to the $30 million paid to BIAL to inlicense opicapone as discussed above. Approximately $1.7 million of the increase in R&D expense was due to higher R&D personnel related expense, offset by a decrease in VMAT2 spending due to the wind down of the Phase III clinical program of INGREZZA in tardive dyskinesia.

General and Administrative

General and administrative expense increased to $28.1 million in the first quarter of 2017 compared with $12.0 million during the same period in 2016. The $16.1 million increase in general and administrative expense is primarily due to higher personnel related costs (increased by $6.9 million), with share-based compensation costs accounting for $1.4 million of this increase in personnel costs. Additionally, external costs related to market research, commercial launch preparation and other professional services were $7.2 million higher for the first quarter of 2017 when compared to the same period in 2016.

Net Loss

Our net loss for the first quarter of 2017 was $78.3 million, or a net loss of $0.90 per share, compared to a net loss of $19.3 million, or a net loss of $0.22 per share, during the same period in 2016. The increase in our net loss from 2016 to 2017 was a result of an increase in operating expenses of $44.1 million primarily related to the $30 million expense related to inlicensing of opicapone from BIAL as well as INGREZZA pre-commercialization activities. Additionally, milestone revenue in the first quarter of 2016 was $15.0 million with no associated revenue in the first quarter of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first three months of 2017 was $77.4 million compared to $29.2 million during the same period in 2016. The $48.2 million increase in net cash used from operating activities is primarily due to an increase in operating expenses of $44.1 million, coupled with paying down accrued liabilities and accounts payable.

Net cash provided by investing activities during the first three months of 2017 was $56.6 million compared to net cash used in investing activities of $70.3 million during the same period in 2016. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first three months of 2017 was $1.5 million compared to $62,000 during the same period in 2016. Cash provided by financing activities are the result of exercises of stock options.

At March 31, 2017, our cash, cash equivalents, and investments totaled $273.3 million compared with $350.8 million at December 31, 2016.

Shelf Registration Statements. In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of March 31, 2017, we had not sold any securities under this shelf registration statement.

We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our commercialization plans, R&D programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our commercialization efforts and R&D programs.

We may require additional funding to effectively commercialize INGREZZA, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue an unlimited number of shares of our securities from time to time. In addition, we recently issued $517.5 million of convertible debt and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies, products or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our approved products will generate revenues sufficient to enable us to earn a profit.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on March 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) amended the existing accounting standards for revenue recognition, which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new standard requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The amended guidance defines a five-step approach for recognizing revenue, which may require us to use more judgment and make more estimates than under the current guidance. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The amended guidance as currently issued will be effective for public companies in 2018, however early adoption is permitted.

We are currently evaluating the impact of the new standard on historical revenue recorded for our two collaboration agreements. Additionally, we have no historical pharmaceutical product revenue but will begin to generate initial pharmaceutical product revenue in 2017. The ongoing evaluation is dependent upon the resolution of certain questions relating to the application of, and transition to, the new revenue recognition guidance for collaboration agreements. Our evaluation of the new guidance is ongoing as well as the assessment of the adoption method and the ultimate impact the adoption of this standard will have on our consolidated financial statements. Based on our current assessment of the effect of the new standard on historical revenue under our collaboration agreements that is related to contingent payments, which are not dependent on performance by us, we believe revenue could potentially be recognized earlier than historically recorded if information is available to allow us to record the payments without the risk of a future reversal.

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. We are required to adopt this new guidance beginning in 2019 and early adoption is permitted. We are in the process of determining the effects the adoption of this update will have on our consolidated financial statements.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer, of any change to our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following Risk Factors do not reflect any material changes to the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, other than the revisions or additions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

Risks Related to Our Company

*We have limited marketing experience, and have only recently begun establishing our sales force, distribution and reimbursement capabilities, and we may not be able to successfully commercialize INGREZZA, or any of our product candidates if they are approved in the future.

Our ability to produce revenues ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. We currently have limited experience in marketing and selling pharmaceutical products. With respect to INGREZZA in particular, we have only recently hired our sales force to sell INGREZZA, and have only recently begun establishing our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize INGREZZA. While we have recently hired personnel and engaged consultants with experience marketing and selling pharmaceutical products, there can be no guarantee that we will be able to establish the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA or any product candidate approved by the FDA in the future. If we fail to establish successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

*We currently depend on a single source supplier for each of the production of INGREZZA and its active pharmaceutical ingredients. The loss of either of these suppliers, or delays or problems in the supply of INGREZZA, could materially and adversely affect our ability to successfully commercialize INGREZZA.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state and non-U.S. regulations. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.

In addition, if our suppliers fail or refuse to supply us with INGREZZA or its active pharmaceutical ingredient for any reason; it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the active pharmaceutical ingredients or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA or similar international regulatory body’s requirements for approval, there could be a shortage of INGREZZA.

*We have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:

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

Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of INGREZZA or our future products and our ability to develop and deliver products on a timely and competitive basis.

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

These risks and uncertainties impact all of our clinical programs. Specifically, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, clinical trials of INGREZZA for Tourette syndrome. Similarly, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie Inc. (AbbVie), any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase III uterine fibroids program, or change our planned clinical and regulatory activities for the opicapone program in Parkinson’s disease. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

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

*We have recently received FDA approval for INGREZZA for tardive dyskinesia and that approval subjects us to ongoing obligations and continued regulatory review, which may result in significant additional expense and market withdrawal. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We received FDA regulatory approval for INGREZZA in April 2017. This approval and other regulatory approvals for any of our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, with respect to INGREZZA , and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of our product candidates or future indications for currently approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

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

*If physicians and patients do not accept INGREZZA or any of our other products, we may not generate sufficient revenue.

The commercial success of INGREZZA or any of our other products, if approved for marketing, will depend upon the acceptance of those products as safe and effective by the medical community and patients.

The market acceptance of INGREZZA or any of our other products could be affected by a number of factors, including:

•	the timing of receipt of marketing approvals for indications;

•	the safety and efficacy of the products;

•	the pricing of our products;

•	the availability of coverage and adequate reimbursement for the products;

•	the success of existing products addressing our target markets or the emergence of equivalent or superior products; and

•	the cost-effectiveness of the products.

In addition, market acceptance depends on the effectiveness of our marketing strategy and distribution support, and, to date, although we have hired experienced sales and marketing professionals, the Company has very limited sales and marketing experience. If the medical community and patients do not ultimately accept our products as being safe, effective, superior and/or cost-effective, we may not generate sufficient revenue.

*Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research or clinical development with the exception of INGREZZA which has recently been approved by the FDA for TD. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals on a timely basis or at all;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical to commercialize or fail to achieve market acceptance.

If any of our product candidates encounters any of these potential problems, we may never successfully market that product candidate.

*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

To date, we have sold $517.5 million aggregate principal amount of 2.25% convertible senior notes due 2024 (the 2024 Notes). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2024 Notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under the 2024 Notes and any additional indebtedness that we may incur. In addition, our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

*The conditional conversion feature of the 2024 notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2024 notes is triggered, holders of 2024 notes will be entitled to convert their 2024 notes at any time during specified periods at their option. If one or more of the holders of the 2024 notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. Furthermore, even if holders of the 2024 notes did not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2024 notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

In April 2017, we received FDA approval of INGREZZA for TD, however we have not yet obtained regulatory approvals for any other product candidates. Even if we succeed in commercializing INGREZZA or developing and commercializing another of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

•	commercialize INGREZZA for TD;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our product candidates;

•	in-license or acquire new product development opportunities;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, sales and marketing personnel.

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

*If we are unable to retain and recruit qualified scientists or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA or any product candidate approved by the FDA.

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA or any product candidate approved by the FDA. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

*If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

Certain of the diseases that INGREZZA and our product candidates are being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for INGREZZA and our product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.

*We could face liability if a regulatory authority determines that we are promoting INGREZZA, or any of our product candidates that receives regulatory approval, for “off-label” uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, including INGREZZA, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of companies have been the target of inquiries and investigations by various U.S. federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various U.S. federal and state laws and regulations, including claims asserting antitrust violations, violations of the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

*Because our operating results may vary significantly in future periods, our stock price may decline.

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to commercial sales of INGREZZA, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, we recently received regulatory approval from the FDA for INGREZZA in TD and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. Because of these factors, our financial results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

*The price of our common stock is volatile.

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, the price of our common stock may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $37.00 per share to approximately $55.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	sales of INGREZZA for TD;

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders;

•	comments by securities analysts;

•	fluctuations in our operating results;

•	developments related to on-going litigation;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

*If we cannot raise additional funding, we may be unable to complete development of our product candidates or establish commercial and manufacturing capabilities in the future.

We may require additional funding to commercialize INGREZZA for TD, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses and to pursue regulatory approvals for additional product candidates and indications, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, product in-licensing and any possible acquisitions, establish manufacturing capabilities in the future and we may require additional funding to expand commercial and marketing efforts for other product candidates or indications. We believe that our existing capital resources, together with investment income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs, fully commercialize products and operate the company to the full extent currently planned. If we cannot obtain adequate funds, we may be required to curtail significantly our commercial plans or one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

Our future capital requirements will depend on many factors, including:

•	the commercial success of INGREZZA in TD;

•	debt service obligations on the 2024 Notes;

•	continued scientific progress in our research and development programs;

•	the magnitude and complexity of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	developments related to on-going litigation;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, for so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, we can utilize a shelf registration statement currently on file with the Securities and Exchange Commission (SEC), to allow us to issue an unlimited number of securities from time to time. In addition, we recently issued $517.5 million of convertible debt and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

*We face intense competition, and if we are unable to compete effectively, the demand for our products may be reduced.

The biotechnology and pharmaceutical industries are subject to rapid and intense technological change. We face, and will continue to face, competition in the development and marketing of our products and product candidates from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies.

Competition may also arise from, among other things:

•	other drug development technologies;

•	methods of preventing or reducing the incidence of disease, including vaccines; and

•	new small molecule or other classes of therapeutic agents.

Developments by others may render our product candidates or technologies obsolete or noncompetitive.

We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, Tourette syndrome, essential tremor, classic congenital adrenal hyperplasia, pain, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated.

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

*We face potential product liability exposure far in excess of our limited insurance coverage.

The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Upon FDA approval of INGREZZA we expanded our insurance coverage to include product liability insurance related to the sale of INGREZZA in the amount of $20 million per occurrence and $20 million in the aggregate. However, we may be unable to obtain commercially reasonable product liability insurance for any products approved in the future for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall.

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

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee. (6)

4.3	Form of Note representing the Company’s 2.25% Convertible Notes due 2024(6)

10.1	Neurocrine Biosciences, Inc. Inducement Plan, as amended (3)

10.2	Employment agreement dated January 4, 2017 between the Company and David-Alexandre Gros (4)

10.3	License Agreement dated February 9, 2017 between BIAL– Portela & CA, S.A. and the Company (5)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of President, Chief Operating Officer, and interim Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K dated October 2, 2015 and September 23, 2016 and Exhibits 3.1, 3.2 and 3.3 to the Company’s Annual Report on From 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(3)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated January 6, 2017
(4)	Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K dated February 14, 2017
(5)	Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated April 25, 2017
(6)	Incorporated by reference to Exhibits 4.1 and 99.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)

Dated: May 9, 2017	/s/ David-Alexandre Gros
David-Alexandre Gros
President, Chief Operating Officer and interim Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)