Form 10-Q
period 2017-06-30
NEUROCRINE BIOSCIENCES INC
filed 2017-08-03
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,221,674 as of July 27, 2017.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$309,498	$83,267
Short-term investments, available-for-sale	215,522	224,083
Accounts receivable	6,074	—
Inventory	128	—
Other current assets	5,529	3,092

Total current assets	536,751	310,442
Property and equipment, net	6,954	6,271
Long-term investments, available-for-sale	205,768	43,490
Restricted cash	4,613	4,883

Total assets	$754,086	$365,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$26,809	$26,182
Current portion of cease-use liability	181	236
Current portion of deferred rent	—	470
Current portion of deferred gain on sale of real estate	731	3,526

Total current liabilities	27,721	30,414
Deferred gain on sale of real estate	8,409	7,372
Deferred revenue	10,231	10,231
Deferred rent	1,693	1,462
Convertible senior notes	360,681	—
Cease-use liability	—	617
Other liabilities	113	113

Total liabilities	408,848	50,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 88,216,868 as of June 30, 2017 and 86,883,300 as of December 31, 2016	88	87
Additional paid-in capital	1,540,498	1,371,432
Accumulated other comprehensive loss	(713)	(318)
Accumulated deficit	(1,194,635)	(1,056,324)

Total stockholders’ equity	345,238	314,877

Total liabilities and stockholders’ equity	$754,086	$365,086

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$6,335	$—	$6,335	$—
License fees and milestones	—	—	—	15,000

Total revenues	6,335	—	6,335	15,000
Operating expenses:
Cost of product sales	61	—	61	—
Research and development	21,868	26,863	73,750	50,766
Sales, general and administrative	41,674	14,965	69,724	26,919

Total operating expenses	63,603	41,828	143,535	77,685

Loss from operations	(57,268)	(41,828)	(137,200)	(62,685)
Other (expense) income, net:
Gain on sale/disposal of assets	2	14	2	17
Deferred gain on real estate	879	854	1,758	1,707
Interest expense	(4,767)	—	(4,767)	—
Investment income, net	1,169	680	1,896	1,417

Total other (expense) income	(2,717)	1,548	(1,111)	3,141

Net loss	$(59,985)	$(40,280)	$(138,311)	$(59,544)

Net loss per common share:
Basic and diluted	$(0.68)	$(0.46)	$(1.58)	$(0.69)

Shares used in the calculation of net loss per common share:
Basic and diluted	88,063	86,694	87,675	86,595

Other comprehensive loss:
Net loss	$(59,985)	$(40,280)	$(138,311)	$(59,544)
Net unrealized (losses)/gains on available-for-sale securities	(478)	149	(395)	938

Comprehensive loss	$(60,463)	$(40,131)	$(138,706)	$(58,606)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,311)	$(59,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,078	600
Gain on sale of assets	(1,760)	(1,724)
Deferred rent	(239)	(136)
Cease-use expense	(544)	(584)
Amortization of debt issuance costs	207	—
Amortization of debt discount	2,651	—
Amortization of premiums on investments	596	2,440
Non-cash share-based compensation expense	18,866	14,192
Change in operating assets and liabilities:
Accounts receivable	(6,074)	—
Inventory	(128)	—
Other current assets	(2,437)	315
Accounts payable and accrued liabilities	627	1,184
Cease-use liability	(128)	(181)
Other non-current liabilities	—	(108)

Net cash used in operating activities	(125,596)	(43,546)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(365,032)	(169,488)
Sales and maturities of investments	210,324	227,150
Proceeds from sales of property and equipment	—	13
Deposits and restricted cash	270	(92)
Purchases of property and equipment	(1,759)	(2,984)

Net cash (used in) provided by investing activities	(156,197)	54,599
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	5,243	998
Proceeds from issuance of senior convertible notes, net	502,781	—

Net cash provided by financing activities	508,024	998

Net increase in cash and cash equivalents	226,231	12,051
Cash and cash equivalents at beginning of the period	83,267	74,195

Cash and cash equivalents at end of the period	$309,498	$86,246

Supplemental Cash Flow Information
Cash paid for interest during the period	$—	$—

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs through its novel research and development (R&D) platform focused on neurological and endocrine based diseases and disorders. In April 2017, the Company received approval from the United States Food and Drug Administration (FDA) for INGREZZA® (valbenazine), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of tardive dyskinesia. The Company’s three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), INGREZZA for Tourette syndrome and opicapone for the treatment of Parkinson’s disease.

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

The Company does not anticipate the new standard having a material impact on currently reported net product sales. The Company is also currently evaluating the impact of the new standard on historical revenue recorded for its two collaboration agreements. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of, and transition to, the new revenue recognition guidance for collaboration agreements which will ultimately determine the adoption method and the ultimate impact the adoption of this standard will have on the Company’s consolidated financial statements. Based on the Company’s current assessment of the effect of the new standard on historical revenue under its collaboration agreements that is related to contingent payments, which are not dependent on its performance, the Company believes revenue could potentially be recognized earlier than historically recorded if information is available to allow the Company to record the payments without the risk of a future reversal.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. The ASU is effective for the Company on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of the ASU to have a material effect on its results of operations, financial condition or cash flows.

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

2. PRODUCT SALES, NET

Revenue Recognition Policy. The Company’s net product sales consist of U.S. sales of INGREZZA and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

INGREZZA was approved by the FDA on April 11, 2017 and the Company commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD) in late April 2017. The SPs dispense product to a patient based on the fulfillment of a prescription and the SD sells product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. The Company’s agreements with SPs and SDs provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SDs have no right of product return to the Company.

The Company has determined it can reasonably estimate its allowances for rebates and chargebacks at the time title and risk of loss transfers to the SP or SD. Therefore, the Company records revenue when the product is delivered to the SPs or SD, which is an approach frequently referred to as the “sell-in” revenue recognition model.

The Company recognizes revenue from product sales net of the following allowances:

Distribution Fees: Distribution fees include fees paid to the SPs and SD for data and prompt payment discounts. Distribution fees are recorded as an offset to revenue based on contractual terms at the time revenue from the sale is recognized.

Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates and expected utilization. The Company’s expected utilization of rebates is based on data received from the SPs and SD.

Chargebacks: Chargebacks are discounts that relate to contracts with government and other entities purchasing from the SDs at a discounted price. The SD charges back to the Company the difference between the price initially paid by the SD and the discounted price paid to the SD by these entities. The Company allowance for chargebacks is based on known SD sales to contracted entities.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation.

Product Returns: The Company offers the SPs and SD limited product return rights for damages and shipment errors provided it is within a very limited period after the original shipping date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient or for drug expiration. The Company receives real-time shipping reports and inventory reports from the SPs and SD and has the ability to control the amount of product that is sold to the SPs and SD. It is also able to make a reasonable estimate of potential product returns due to the limited time-frame allowed for the SPs and SD to process returns due to shipment error or damaged product.

3. REVENUE RECOGNITION FOR SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

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

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million, of which $45 million has been earned to date, and up to an additional $50 million in commercial event-based payments. The Company has assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of June 30, 2017, approximately $485 million remains outstanding in future event-based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. During the first quarter of 2016, the Company recognized $15 million in development event-based payments resulting from AbbVie initiating Phase III development of elagolix in uterine fibroids.

4. INVENTORY AND COST OF PRODUCT SALES

Inventory is stated at the lower of cost or estimated net realizable value. The Company currently uses actual costing to determine the cost basis for its inventory. Inventory is valued on a first-in, first-out basis and consists primarily of third-party manufacturing costs. The Company capitalizes inventory costs associated with its products upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed.

Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At June 30, 2017, the Company’s physical inventory included active pharmaceutical product that had been produced prior to FDA approval of INGREZZA and accordingly has no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with authoritative guidance. Additionally, manufacturing of bulk drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at June 30, 2017.

The Company provides reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that such reserves are not required.

Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of INGREZZA. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges as well as manufacturing variances. The majority of the cost of producing the product sold during the quarter ended June 30, 2017 was expensed as R&D prior to our New Drug Application (NDA) approval for INGREZZA and therefore is not included in the cost of product sales during this period.

5. ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and any allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. To date, the Company has determined that an allowance for doubtful accounts is not required.

6. INVESTMENTS

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

Investments consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Certificates of deposit	$240	$960
Commercial paper	55,676	49,245
Corporate debt securities	352,897	204,436
Securities of government sponsored entities	12,477	12,932

Total investments	$421,290	$267,573

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2017:
Classified as current assets:
Certificates of deposit	Less than 1	$240	$—	$—	$240
Commercial paper	Less than 1	55,718	—	(42)	55,676
Corporate debt securities	Less than 1	147,309	1	(181)	147,129
Securities of government-sponsored entities	Less than 1	12,500	—	(23)	12,477

Total short-term available-for-sale securities		$215,767	$1	$(246)	$215,522

Classified as non-current assets:
Corporate debt securities	1 to 2	$206,236	$—	$(468)	$205,768

Total long-term available-for-sale securities		$206,236	$—	$(468)	$205,768

December 31, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$960	$—	$—	$960
Commercial paper	Less than 1	49,280	3	(38)	49,245
Corporate debt securities	Less than 1	168,548	3	(117)	168,434
Securities of government-sponsored entities	Less than 1	5,448	—	(4)	5,444

Total short-term available-for-sale securities		$224,236	$6	$(159)	$224,083

Classified as non-current assets:
Corporate debt securities	1 to 2	$36,149	$—	$(147)	$36,002
Securities of government-sponsored entities	1 to 2	7,506	—	(18)	7,488

Total long-term available-for-sale securities		$43,655	$—	$(165)	$43,490

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2017:
Commercial paper	$49,185	$(42)	$—	$—	$49,185	$(42)
Corporate debt securities	327,596	(616)	12,748	(33)	340,344	(649)
Securities of government-sponsored entities	12,477	(23)	—	—	12,477	(23)

Total	$389,258	$(681)	$12,748	$(33)	$402,006	$(714)

December 31, 2016:
Commercial paper	$43,781	$(38)	$—	$—	$43,781	$(38)
Corporate debt securities	185,243	(261)	9,144	(3)	194,387	(264)
Securities of government-sponsored entities	12,932	(22)	—	—	12,932	(22)

Total	$241,956	$(321)	$9,144	$(3)	$251,100	$(324)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2017 and December 31, 2016, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

7. FAIR VALUE MEASUREMENTS

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

The Company classifies its cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2017.

The Company’s assets which were measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Classified as current assets:
Cash and money market funds	$271.2	$271.2	$—	$—
Certificates of deposit	3.2	3.2	—	—
Commercial paper	95.6	—	95.6	—
Securities of government-sponsored entities	12.5	—	12.5	—
Corporate debt securities	147.1	—	147.1	—

Subtotal	529.6	274.4	255.2	—
Classified as long-term assets:
Corporate debt securities	205.8	—	205.8	—

Total	735.4	274.4	461.0	—
Less cash, cash equivalents and restricted cash	(314.1)	(274.2)	(39.9)	—

Total investments	$421.3	$0.2	$421.1	$—

December 31, 2016:
Classified as current assets:
Cash and money market funds	$73.6	$73.6	$—	$—
Certificates of deposit	1.0	1.0	—	—
Commercial paper	49.2	—	49.2	—
Securities of government-sponsored entities	5.4	—	5.4	—
Corporate debt securities	178.1	—	178.1	—

Subtotal	307.3	74.6	232.7	—

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Classified as long-term assets:
Certificates of deposit	4.9	4.9	—	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	36.0	—	36.0	—

Total	355.7	79.5	276.2	—
Less cash, cash equivalents and restricted cash	(88.1)	(78.5)	(9.6)	—

Total investments	$267.6	$1.0	$266.6	$—

The carrying amounts of the Company’s receivables and payables approximate their fair value due to their short maturities.

8. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales, general and administrative	$6.2	$4.2	$11.7	$8.3
Research and development	3.7	3.1	$7.2	$5.9

Total share-based compensation expense	$9.9	$7.3	$18.9	$14.2

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

As of June 30, 2017, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $56.8 million and $35.9 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.9 years and 3.1 years, respectively. Additionally, the Company has approximately 0.2 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $7.5 million and will be recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the six months ended June 30, 2017 and 2016, stock options to purchase approximately 0.8 million and 0.2 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2017 and 2016 was approximately $5.2 million and $1.0 million, respectively. The Company also issued approximately 0.3 million shares of common stock pursuant to the vesting of RSUs during each of the six months ended June 30, 2017 and 2016, and 0.2 million shares of common stock pursuant to the vesting of PRSUs in the second quarter of 2017.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.6 million and 0.9 million shares of the Company’s common stock during the six months ended June 30, 2017 and 2016, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30, 2017 and 2016 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.9%	1.5%	2.0%	1.4%
Expected volatility of common stock	58.5%	60.0%	58.1%	60.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	5.6 years	5.7 years	5.7 years	5.6 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the six months ended June 30, 2017 and 2016, share-based compensation expense related to stock options was $12.2 million and $8.9 million, respectively.

Restricted Stock Units

During the six months ended June 30, 2017 and 2016, the Company granted approximately 0.5 million and 0.3 million RSUs, respectively, that generally vest annually over a four-year period. Additionally, during the six months ended June 30, 2016, the Company granted approximately 0.2 million PRSUs. These PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire four years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is determined to be probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the six months ended June 30, 2017 and 2016, share-based compensation expense related to RSUs and PRSUs was $6.7 million and $5.3 million, respectively.

9. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2017, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of securities from time to time. As of June 30, 2017, the Company had not sold any securities under this shelf registration statement.

The specific terms of future offerings, if any, under the shelf registration statement would be established at the time of such offerings.

10. REAL ESTATE

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement.

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008 through 2011, through which it was able to vacate the Front Building, but continue to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.9 million of the deferred gain during each of the three month periods ending June 30, 2017 and 2016, respectively. The Company recognized $1.8 million and $1.7 million of the deferred gain during the six month periods ending June 30, 2017 and 2016, respectively, and will recognize the remaining $9.1 million of the deferred gain on a straight-line basis over the amended Lease term which will expire at the end of 2029.

During the second quarter of 2017, the Company entered into an amendment to extend the current term of the Lease through December 31, 2029 (Term Amendment). Under the Term Amendment, the Company reduced its base rental rate by approximately 8% and will continue to pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. Certain incentives were included in the Term Amendment, including approximately $13.1 million in various tenant improvement allowances, three months of rent abatement, and a reduction in the required security deposit amount from $4.7 million to $3.0 million. In lieu of a cash security deposit, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $3.0 million, which is secured by a deposit of equal amount with the same bank. The Company also has the right to extend the Lease for two consecutive ten-year terms as well as a right of first offer for future rental of adjacent office space owned by the landlord.

As of June 30, 2017, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease is expected to result in approximately $0.6 million of rental income in 2017 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of a sublease, or in association with an amendment to a sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. As a result of the recent FDA approval for INGREZZA and the Term Amendment, the Company has determined that it will reoccupy the space at the conclusion of the sole remaining sublease in March 2018. Additionally, during the first quarter of 2016, the Company terminated another previously existing sublease and began to reoccupy the related space to allow for expansion. These two sublease terminations resulted in reversal of cease use expense of approximately $0.5 million and $0.8 million during the second quarter of 2017 and the first quarter of 2016, respectively.

The following table sets forth changes to the accrued cease-use liability during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$787	$1,043	$853	$1,983
Change in estimate	(544)	—	(544)	(830)
Payments	(62)	(71)	(128)	(181)

Ending balance	$181	$972	$181	$972

11. CONVERTIBLE SENIOR NOTES

On May 2, 2017, the Company completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due 2024 (2024 Notes) and entered into an indenture agreement (2024 Indenture) with respect to the 2024 Notes. The 2024 Notes accrue interest at a fixed rate of 2.25% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 2024 Notes mature on May 15, 2024. The net proceeds from the issuance of the 2024 Notes were approximately $502.8 million, after deducting commissions and the offering expenses payable by the Company.

Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:

(i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;

(ii) during the five business-day period immediately after any five consecutive trading-day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2024 Indenture) per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

(iv) if the Company calls the 2024 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.

On or after January 15, 2024, until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders may convert their 2024 Notes at any time.

Upon conversion, holders will receive the principal amount of their 2024 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2024 Indenture). For both the principal and excess conversion value, holders may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option.

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

The initial conversion rate for the 2024 Notes is 13.1711 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $75.92 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2024 Notes represents a premium of approximately 42.5% to the closing sale price of $53.28 per share of the Company’s common stock on the NASDAQ Global Select Market on April 26, 2017, the date that the Company priced the private offering of the 2024 Notes.

In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2024 Notes will be paid pursuant to the terms of the 2024 Indenture. In the event that all of the 2024 Notes are converted, the Company would be required to repay the $517.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

Prior to May 15, 2021, the Company may not redeem the 2024 Notes. On or after May 15, 2021, the Company may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which the Company provides notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the 2024 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2024 Notes.

If the Company undergoes a fundamental change, as defined in the 2024 Indenture, subject to certain conditions, holders of the 2024 Notes may require the Company to repurchase for cash all or part of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a ‘‘make-whole fundamental change’’ (as defined in the 2024 Indenture) occurs prior to January 15, 2024, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with the make-whole fundamental change.

The 2024 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2024 Notes, and equal in right of payment to the Company’s unsecured indebtedness.

The fair value of the 2024 Notes is estimated utilizing market quotations from an over-the-counter trading market. As of June 30, 2017, the fair value approximated the face principal amount of the 2024 Notes.

While the 2024 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2017 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.

Under current accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of approximately $14.7 million related to the issuance of the 2024 Notes to the liability and equity components of the 2024 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2024 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The 2024 Indenture contains customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.

Debt, net of discounts and deferred financing costs at June 30, 2017, consisted of the following:

Principal	$517,500
Deferred financing costs	(10,296)
Debt discount, net	(146,523)

Net carrying amount	$360,681

12. LOSS PER COMMON SHARE

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. In computing the diluted net loss, potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and warrants and the vesting of RSUs and PRSUs as well as the conversion of the excess conversion value on the 2024 Notes, are excluded from the diluted loss per share calculation because of their anti-dilutive effect. Since it is the Company’s intent to settle the principal amount of its convertible senior notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares outstanding include the shares of common stock issuable upon the exercise of outstanding stock options and the vesting of RSUs, calculated using the treasury stock method. In addition, since it is the Company’s intent to settle the principal amount of its 2024 Notes in cash, the potentially dilutive effect of these notes is also calculated under the treasury stock method.

Potential common shares are excluded from the diluted net loss per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and six months ended June 30, 2017 and 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.

For the three and six months ended June 30, 2017, the Company realized a net loss of $60.0 million and $138.3 million, respectively.

Options to purchase approximately 0.4 million and 0.5 million shares of common stock were outstanding during the three and six months ended June 30, 2017, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and six months ended June 30, 2016, the Company realized a net loss of $40.3 million and $59.5 million, respectively. Options to purchase approximately 0.3 million shares of common stock were outstanding during each of the three and six months ended June 30, 2016, with an exercise price greater than the average market price of the underlying common shares.

13. RESEARCH AND DEVELOPMENT

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

14. BIAL AGREEMENT

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

The agreement, unless terminated earlier, will continue on a licensed product-by-licensed product and country-by-country basis until a generic product in respect of such licensed product under the agreement is sold in a country and sales of such generic product are greater than a specified percentage of total sales of such licensed product in such country. Upon the Company’s written request prior to the estimated expiration of the term in respect of a licensed product, the parties shall negotiate a good faith continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is not supplying a certain licensed product, the Company shall pay BIAL a trademark royalty based on the net sales of such licensed product. Either party may terminate the agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. BIAL may terminate the agreement if the Company fails to use commercially reasonable efforts or fails to file an NDA for a licensed product by a specified date or under certain circumstances involving a change of control of the Company. In certain circumstances where BIAL elects to terminate the agreement in connection with the Company’s change of control, BIAL shall pay the Company a termination fee. The Company may terminate the agreement at any time for any reason upon six months written notice to BIAL if prior to the first NDA approval in the United States, and upon nine months written notice to BIAL if such notice is given after the first NDA approval in the United States. If the Company’s termination request occurs prior to the first NDA approval in the United States, the Company will have to pay BIAL a termination fee except under certain conditions specified in the agreement.

15. COMMITMENTS AND CONTINGENCIES

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation GnRH antagonists, breached a license agreement with Mount Sinai dated August 27, 1999 (Mount Sinai License). Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. In January 2016, the Company filed a motion to dismiss this complaint in its entirety. In June 2016, the Court denied the motion in part and granted the motion in part, ruling that while Mount Sinai could continue its lawsuit against the Company, there was no requirement by the Company to obtain Mount Sinai’s consent prior to licensing the next-generation GnRH antagonists to AbbVie. In July 2016, the Company filed its answer denying Mount Sinai’s allegations, and filed counterclaims against Mount Sinai. Mount Sinai filed a motion to dismiss the Company’s counterclaims and affirmative defenses, which the Court granted. The Company believes that it has meritorious defenses to the claims made in the complaint and intends to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

16. CONCENTRATION RISK

The Company does not currently have any of its own manufacturing facilities, and therefore it depends on an outsourced manufacturing strategy for the production of INGREZZA for commercial use and for the production of its product candidates for clinical trials. The Company has contracts in place with one third-party manufacturer that is approved for the commercial production of INGREZZA’s capsules and one third-party manufacturer that is approved for the production of INGREZZA’s active pharmaceutical ingredient. Although there are potential sources of supply other than the Company’s existing suppliers, any new supplier would be required to qualify under applicable regulatory requirements.

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. The Company’s three largest customers represented all of the Company’s product revenue for the quarter ended June 30, 2017 and all of the Company’s accounts receivable balance at June 30, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2017.

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

On April 11, 2017, the U.S. Food and Drug Administration (FDA) approved INGREZZA® (valbenazine) capsules for the treatment of adults with tardive dyskinesia (TD). We market INGREZZA for TD in the United States through our specialty sales force focused primarily on physicians who treat TD patients, including psychiatrists and neurologists. The commercial launch of INGREZZA, with our field-based sales team of approximately 160 personnel, occurred on May 1, 2017.

Our three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist in Phase III development for endometriosis and uterine fibroids that is partnered with AbbVie Inc. (AbbVie), opicapone, a highly-selective catechol-O-methyltransferase inhibitor (COMT inhibitor) that is an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and was inlicensed from BIAL – Portela & CA, S.A. (BIAL) and our vesicular monoamine transporter 2 (VMAT2) inhibitor, INGREZZA, is currently in Phase II development for Tourette syndrome.

We have funded our operations primarily through private and public offerings of our common stock, debt securities and payments received under collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on our product revenues and existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development and as we proceed with the commercial launch INGREZZA. As of December 31, 2016, we had an accumulated deficit of approximately $1.1 billion and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

We currently have three major collaborations. Two of these collaborations involve outlicensing of our proprietary technology to pharmaceutical partners. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) and in March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe) for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. These two agreements are discussed below under the heading “Critical Accounting Policies and Estimates.” The third collaboration agreement is one in which we inlicensed technology from BIAL.

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

The agreement, unless terminated earlier, will continue on a licensed product-by-licensed product and country-by-country basis until a generic product in respect of such licensed product under the agreement is sold in a country and sales of such generic product are greater than a specified percentage of total sales of such licensed product in such country. Upon our written request prior to the estimated expiration of the term in respect of a licensed product, the parties shall negotiate a good faith continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is not supplying a certain licensed product, we shall pay BIAL a trademark royalty based on the net sales of such licensed product. Either party may terminate the agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. BIAL may terminate the agreement if we fail to use commercially reasonable efforts or fail to file a New Drug Application (NDA) for a licensed product by a specified date or under certain circumstances involving our change of control. In certain circumstances where BIAL elects to terminate the agreement in connection with our change of control, BIAL shall pay us a termination fee. We may terminate the agreement at any time for any reason upon six months written notice to BIAL if prior to the first NDA approval in the United States, and upon nine months written notice to BIAL if such notice is given after the first NDA approval in the United States. If our termination request occurs prior to the first NDA approval in the United States, we will have to pay BIAL a termination fee except under certain conditions specified in the agreement.

In May 2017, we issued $517.5 million aggregate principal amount of 2.25% Convertible Senior Notes due May 2024 (2024 Notes). Debt issuance costs of approximately $14.7 million were primarily comprised of initial purchasers’ discounts and commissions, legal, accounting, and other professional fees, a portion of which was capitalized and are recorded as a reduction to long-term debt and is being amortized as interest expense using the effective interest method over the seven-year term of the notes. The remaining debt issuance costs were allocated as a component of equity in additional paid-in capital.

The 2024 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 13.1711 shares per $1,000 principal amount of the 2024 Notes (which represents an initial conversion price of approximately $75.92 per share). The 2024 Notes will mature on May 15, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding January 15, 2024, the 2024 Notes will be convertible at the option of the holders only upon satisfaction of certain circumstances. Thereafter, the 2024 Notes will be convertible at the option of the holders at any time up until the close of business on the scheduled trading day immediately preceding May 15, 2024. We may not redeem the 2024 Notes prior to May 15, 2021. On or after this date, at our election, we may redeem all, or any portion, of the 2024 Notes for cash if the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day immediately preceding the date which we send the related redemption notice, is more than 130% of the conversion price of the 2024 Notes in effect on each applicable trading day.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to product revenue, cost of product sales, revenues under collaborative research agreements, clinical trial accruals (R&D expense), share-based compensation, lease related activities, investments, accounts receivable, inventories and fixed assets. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The items in our financial statements requiring significant estimates and judgments are as follows:

Product Revenue Recognition. Our net product sales consist of U.S. sales of INGREZZA and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. INGREZZA was approved by the FDA on April 11, 2017 and we commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributors (SD) in late April 2017. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. Our agreements with SPs and the SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SD have no right of product return to us. This limited right of return results in the SP or SD using a just-in-time inventory model and which results in frequent product deliveries from our central distribution center. Our agreements with our SPs and SD provide data related to prescription fulfillment including the insurance coverage, copay amounts, deductibles and other data necessary to determine net product sales.

We record revenue when the product is delivered to our SPs or SD, which is an approach frequently referred to as the “sell-in” revenue recognition model. We recognize revenue from product sales net of allowances for distribution fees, rebates, chargebacks, and co-payment assistance.

Collaboration Agreement Revenue Recognition. We recognize revenue for the performance of services when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) services are rendered or products are delivered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Mitsubishi Tanabe Pharma Corporation. On March 31, 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of INGREZZA (valbenazine) for movement disorders in Japan and other select Asian markets. Payments to us under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

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

For the year ended December 31, 2015, we recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. No revenue was recognized under the Mitsubishi Tanabe agreement for the first half of 2016 or 2017.

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

AbbVie Inc. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on our past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of June 30, 2017, $485 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance and will be recognized when earned.

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

Cost of Product Sales. Cost of product sales primarily consists of third-party manufacturing costs, storage, freight and other costs associated with sales of INGREZZA. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges, and manufacturing variances.

Accounts Receivable. Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and any allowance for doubtful accounts. We estimate the allowance for doubtful accounts based on existing contractual payment terms, actual payment patterns of its customers and individual customer circumstances. To date, we have determined that an allowance for doubtful accounts is not required.

Inventory. Inventory is stated at the lower of cost or estimated net realizable value. We currently use actual costing methodologies to determine the cost basis for our inventories. Inventory is valued on a first-in, first-out basis and consists primarily of third-party manufacturing costs. We capitalize inventory costs associated with our products upon regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At June 30, 2017, our physical inventory consisted primarily of active pharmaceutical product that had been produced prior to FDA approval of INGREZZA with no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with accounting guidance. Additionally, bulk drug production, finished bottling and other activities that occurred post FDA approval are included in inventory at June 30, 2017. We provide reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, we have determined that such reserves are not required

Research and Development Expense. Our R&D expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, inlicensed programs, share-based compensation and allocated facility costs. We do not track fully burdened R&D costs separately for each of our drug candidates. We review our R&D expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing R&D efforts. Other R&D expenses mainly represent laboratory supply expenses, scientific consulting expenses and other expenses. During the first quarter of 2017, we inlicensed opicapone from BIAL for $30 million, which was expensed as in-process research and development in accordance with authoritative accounting guidance.

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended June 30, 2017 and 2016 was $9.9 million and $7.3 million, respectively. For the six months ended June 30, 2017 and 2016, we recognized share-based compensation expense of $18.9 million and $14.2 million, respectively.

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

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining share-based compensation expense for future grants. These changes, if any, may materially impact our future results of operations. In addition, share-based compensation expense related to PRSUs, may increase significantly in any period once the performance condition becomes probable of achievement. Additionally, forfeitures of share-based grants are recognized in the period of forfeiture and may result in a significant decrease in share-based compensation expense in any period that forfeitures occur.

Convertible Debt. We account for convertible debt instruments that may be settled in cash upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In May 2017, we issued $517.5 million aggregate principal amount of 2.25% Convertible Senior Notes due 2024 (2024 Notes). We determined the carrying amount of the liability component of the 2024 Notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

The difference between the face value of the 2024 Notes and the fair value of the debt component results in us recording the debt at a discount. We are amortizing this debt discount over the life of the 2024 Notes as additional non-cash interest expense utilizing the effective interest method.

THREE MONTHS ENDED JUNE 30, 2017 AND 2016

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of tardive dyskinesia. INGREZZA became available for prescription in late April 2017. Net product sales were $6.3 million for the three months ended June 30, 2017 with no similar net product sales during the three months ended June 30, 2016.

Cost of Product Sales

Cost of product sales was $0.1 million for the three months ended June 30, 2017. Product sold during the three months ended June 30, 2017 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of INGREZZA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three months ended June 30, 2017. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we manufacture API and sell INGREZZA that includes this newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. No similar cost of product sales was recognized during the three months ended June 30, 2016.

Other Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended June 30,
	2017	2016
	(In millions)
External development expense:
VMAT2	$3.9	$8.4
Corticotropin-Releasing Factor (CRF)	1.0	0.6
Other	1.1	0.2

Total external development expense	6.0	9.2
R&D personnel expense	10.1	8.5
R&D facility and depreciation expense	1.2	1.5
Other R&D expense	4.6	7.7

Total R&D expense	$21.9	$26.9

R&D expense decreased by $5.0 million; from $26.9 million in the second quarter of 2016 to $21.9 million in the second quarter of 2017. The majority of the decrease is due to lower other R&D expense and external development costs. During the second quarter of 2016, we were actively preparing the NDA filing for INGREZZA which concentrated certain consulting and filing expenses (other R&D expenses) into the second quarter of 2016. In addition, external development spending decreased quarter over quarter due to the wind down of the Phase III clinical program of INGREZZA in tardive dyskinesia during 2016. These R&D expense reductions were offset by an approximately $1.6 million increase in R&D personnel related expense.

Sales, general and Administrative

Sales, general and administrative expense increased to $41.7 million in the second quarter of 2017 compared to $15.0 million during the same period in 2016. The $26.7 million increase in sales, general and administrative expense is primarily due to the launch of our commercial efforts for INGREZZA in April 2017. This led to overall higher personnel related costs (increased by $13.4 million), with share-based compensation costs accounting for $2.0 million of this increase in personnel costs. Additionally, external costs related to market research, commercial launch activities and other professional services were $9.8 million higher for the second quarter of 2017 when compared to the same period in 2016.

Net Loss

Our net loss for the second quarter of 2017 was $60.0 million, or a net loss of $0.68 per share, compared to a net loss of $40.3 million, or a net loss of $0.46 per share, during the same period in 2016. The increase in our net loss from 2016 to 2017 was primarily a result of the above mentioned higher expenses.

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of tardive dyskinesia. INGREZZA became available for prescription in late April 2017. Net product sales were $6.3 million for the six months ended June 30, 2017 with no similar net product sales during the six months ended June 30, 2016.

License Fees and Milestone Revenues

During the first quarter of 2016, AbbVie initiated Phase III development of elagolix in uterine fibroids, which triggered a $15 million milestone event payment to us. There was no license fee or milestone revenue recognized during the first half of 2017.

Cost of Product Sales

Cost of product sales was $0.1 million for the six months ended June 30, 2017. Product sold during the six months ended June 30, 2017 generally consisted of drug product that was previously charged to research and development expense prior to FDA approval of INGREZZA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the six months ended June 30, 2017. We will continue to have a lower cost of product sales that excludes the cost of the API that was produced prior to FDA approval until we manufacture API and sell INGREZZA that includes this newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. No similar cost of product sales was recognized during the six months ended June 30, 2016.

Other Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Six Months Ended June 30,
	2017	2016
	(In millions)
External development expense:
VMAT2	$8.9	$18.4
CRF	1.9	0.9
Other	1.7	0.3

Total external development expense	12.5	19.6
R&D personnel expense	20.5	17.4
R&D facility and depreciation expense	2.7	3.0
Other R&D expense	38.1	10.8

Total R&D expense	$73.8	$50.8

R&D expense increased by $23.0 million, from $50.8 million in the first half of 2016 to $73.8 million in the first half of 2017. This increase in R&D expense was driven by the $30 million paid to BIAL to inlicense opicapone as discussed above. Approximately $3.1 million of the increase in R&D expense was due to higher R&D personnel related expense, offset by a decrease in VMAT2 spending due to the wind down of the Phase III clinical program and NDA preparation activities related to INGREZZA for tardive dyskinesia during 2016.

Sales, General and Administrative

Sales, general and administrative expense increased to $69.7 million in the first half of 2017 compared with $26.9 million during the same period in 2016. The $42.8 million increase in sales, general and administrative expense is primarily due to the launch of our commercial efforts for INGREZZA in April 2017 and is primarily due to higher personnel related costs (increased by $20.3 million), with share-based compensation costs accounting for $3.4 million of this increase in personnel costs. Additionally, external costs related to market research, commercial launch activities and other professional services were $17.1 million higher for the first half of 2017 when compared to the same period in 2016.

Net Loss

Our net loss for the first half of 2017 was $138.3 million, or a net loss of $1.58 per share, compared to a net loss of $59.5 million, or a net loss of $0.69 per share, during the same period in 2016. Operating expenses increased by $65.9 million from the first half of 2016 to the first half of 2017 primarily due to the inlicensing of opicapone and the commercial launch of INGREZZA into tardive dyskinesia.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first six months of 2017 was $125.6 million compared to $43.5 million during the same period in 2016. The $82.1 million change in cash flows from operating activities is primarily due an increase in net loss of approximately $78.8 million, however approximately $4.7 million of this increase in expenses consisted of an increase in non-cash share-based compensation expense.

Net cash used in investing activities during the first six months of 2017 was $156.2 million compared to net cash provided by investing activities of $54.6 million during the same period in 2016. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first six months of 2017 was $508.0 million compared to $1.0 million during the same period in 2016. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $502.8 million from our offering of senior convertible debt in May 2017. Stock option exercises yielded approximately $5.2 million and $1.0 million in cash proceeds during the first six months of 2017 and 2016, respectively.

At June 30, 2017, our cash, cash equivalents, and investments totaled $730.8 million compared with $350.8 million at December 31, 2016. In addition, at June 30, 2017 we had $360.7 million in long-term debt on our balance sheet related to our $517.5 million of senior convertible notes due May 2024.

Shelf Registration Statement. In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of June 30, 2017, we had not sold any securities under this shelf registration statement.

We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our commercialization plans or R&D programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our commercialization efforts and R&D programs.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on June 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

We do not anticipate the new standard having a material impact on currently reported net product sales. We are also currently evaluating the impact of the new standard on historical revenue recorded for our two collaboration agreements. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of, and transition to, the new revenue recognition guidance for collaboration agreements which will ultimately determine the adoption method and the ultimate impact the adoption of this standard will have on our consolidated financial statements. Based on our current assessment of the effect of the new standard on historical revenue under our collaboration agreements that are related to contingent payments, which are not dependent on performance by us, we believe revenue could potentially be recognized earlier than historically recorded if information is available to allow us to record the payments without the risk of a future reversal.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. The ASU is effective for us on January 1, 2018, with early adoption permitted. We do not expect the adoption of the ASU will have a material effect on our results of operations, financial condition or cash flows.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the second quarter of 2017, the FDA approved INGREZZA for the treatment of tardive dyskinesia. In conjunction with this approval, we implemented new processes and internal controls related to gross product sales, net product sales, cost of product sales and inventory. In addition, on May 2, 2017 we issued $517.5 million of senior convertible debt. Processes and internal controls were implemented related to monitoring this liability as well as compliance with the indenture and the related interest expense. Our evaluation identified that the implementation of these processes resulted in changes to our internal controls over financial reporting, which we believe were material. There were no other identified changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 15 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Risks Related to Our Company

*	We have limited marketing experience, and have only recently begun establishing our sales force, distribution and reimbursement capabilities, and we may not be able to successfully commercialize INGREZZA, or any of our product candidates if they are approved in the future.

Our ability to produce revenues ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. We currently have limited experience in marketing and selling pharmaceutical products. With respect to INGREZZA in particular, we have only recently hired our sales force to sell INGREZZA, and have only recently begun establishing our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize INGREZZA. While we have recently hired personnel and engaged consultants with experience marketing and selling pharmaceutical products, there can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA or any product candidate approved by the FDA in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

*	We currently depend on a single source supplier for each of the production of INGREZZA and its active pharmaceutical ingredients. The loss of either of these suppliers, or delays or problems in the supply of INGREZZA, could materially and adversely affect our ability to successfully commercialize INGREZZA.

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

In addition, if our suppliers fail or refuse to supply us with INGREZZA or its active pharmaceutical ingredient for any reason, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the active pharmaceutical ingredients or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA or a similar international regulatory body’s requirements for approval, there could be a shortage of INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.

*	We have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed and our costs may rise.

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

These risks and uncertainties impact all of our clinical programs. Specifically, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, clinical trials of INGREZZA for Tourette syndrome. Similarly, with respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie, any of the clinical, regulatory or operational events described above could delay timelines for the completion of the Phase III endometriosis program or the Phase III uterine fibroids program, or change our planned clinical and regulatory activities for the opicapone program in Parkinson’s disease. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

In addition, late-stage clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial results. Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business.

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

*	We have recently received FDA approval for INGREZZA for tardive dyskinesia and that approval subjects us to ongoing obligations and continued regulatory review, which may result in significant additional expense and market withdrawal. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We received FDA regulatory approval for INGREZZA in April 2017. This approval and other regulatory approvals for any of our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. With respect to FDA’s approval of INGREZZA for TD, we are subject to certain post-marketing requirements and commitments. Failure to comply with these post-marketing requirements and commitments could result in withdrawal of our marketing approval for INGREZZA. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize INGREZZA or any other product candidate for which we obtain marketing approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

*	If physicians and patients do not accept INGREZZA or any of our other products, we may not generate sufficient revenue.

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

In addition, market acceptance depends on the effectiveness of our marketing strategy and distribution support, and, to date, although we have hired experienced sales and marketing professionals, we have very limited sales and marketing experience. If the medical community and patients do not ultimately accept our products as being safe, effective, superior and/or cost-effective, we may not generate sufficient revenue.

*	Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research or clinical development with the exception of INGREZZA, which has recently been approved by the FDA for tardive dyskinesia. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

•	be found ineffective or cause harmful side effects during preclinical studies or clinical trials;

•	fail to receive necessary regulatory approvals on a timely basis or at all;

•	be precluded from commercialization by proprietary rights of third parties;

•	be difficult to manufacture on a large scale; or

•	be uneconomical to commercialize or fail to achieve market acceptance.

If any of our product candidates encounters any of these potential problems, we may never successfully market that product candidate.

*	Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

To date, we have sold $517.5 million aggregate principal amount of 2.25% convertible senior notes due 2024 (2024 Notes). We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

*	The conditional conversion feature of the 2024 Notes, if triggered, may adversely affect our financial condition and operating results.

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

In April 2017, we received FDA approval of INGREZZA for tardive dyskinesia, however we have not yet obtained regulatory approvals for any other product candidates. Even if we succeed in commercializing INGREZZA or developing and commercializing another of our drugs, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

•	commercialize INGREZZA for tardive dyskinesia;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our product candidates;

•	in-license or acquire new product development opportunities;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, sales and marketing personnel.

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

*	We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of June 30, 2017, we employed approximately 400 employees. Although we have already increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize INGREZZA and any other product candidates that receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize

INGREZZA, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

•	manage our development efforts effectively;

•	integrate additional management, administrative and manufacturing personnel;

•	further develop our marketing and sales organization; and

•	maintain sufficient administrative, accounting and management information systems and controls.

We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development, and commercialization goals. Our failure to accomplish any of these goals could harm our financial results and prospects.

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

*	If we are unable to retain and recruit qualified scientists or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA or any product candidate approved by the FDA.

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

*	If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected and our business may suffer.

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

*	We could face liability if a regulatory authority determines that we are promoting INGREZZA, or any of our product candidates that receives regulatory approval, for “off-label” uses.

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

*	Because our operating results may vary significantly in future periods, our stock price may decline.

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to commercial sales of INGREZZA, the impact of Medicare Part D coverage; our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, we recently received regulatory approval from the FDA for INGREZZA in tardive dyskinesia and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. Because of these factors, our financial results in one or more future quarters may fail to meet the expectations of securities analysts or investors, which could cause our stock price to decline.

*	The price of our common stock is volatile.

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, the price of our common stock may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $37.00 per share to approximately $55.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	sales of INGREZZA;

•	the status and cost of our post-marketing commitments for INGREZZA;

•	the results of our clinical trials;

•	developments concerning new and existing collaboration agreements;

•	announcements of technological innovations or new therapeutic products by us or others;

•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;

•	developments in patent or other proprietary rights;

•	developments related to the FDA;

•	future sales of our common stock by us or our stockholders;

•	comments by securities analysts;

•	additions or departures of key personnel;

•	fluctuations in our operating results;

•	developments related to on-going litigation;

•	government regulation;

•	health care reimbursement;

•	failure of any of our product candidates, if approved, to achieve commercial success; and

•	public concern as to the safety of our drugs.

*	If we cannot raise additional funding, we may be unable to complete development of our product candidates or establish commercial and manufacturing capabilities in the future.

We may require additional funding to commercialize INGREZZA for tardive dyskinesia, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses and to pursue regulatory approvals for additional product candidates and indications, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, product in-licensing and any possible acquisitions, establish manufacturing capabilities in the future and we may require additional funding to expand commercial and marketing efforts for other product candidates or indications. We believe that our existing capital resources, together with investment income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs, fully commercialize products and operate the company to the full extent currently planned. If we cannot obtain adequate funds, we may be required to curtail significantly our commercial plans or one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

Our future capital requirements will depend on many factors, including:

•	the commercial success of INGREZZA;

•	debt service obligations on the 2024 Notes;

•	continued scientific progress in our research and development programs;

•	the magnitude and complexity of our research and development programs;

•	progress with preclinical testing and clinical trials;

•	the time and costs involved in obtaining regulatory approvals;

•	the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;

•	competing technological and market developments;

•	the establishment of additional strategic alliances;

•	developments related to on-going litigation;

•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and

•	the cost of product in-licensing and any possible acquisitions.

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

*	Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and management time related to compliance activities. If we fail to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, which has resulted in action to repeal or replace certain aspects of the ACA. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. More recently, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017, and Senate Republicans have released a draft bill known as the Better Care Reconciliation Act of 2017, each of which would repeal certain aspects of the ACA if ultimately enacted. The prospects for enactment of these legislative initiatives remain uncertain. Further, Congress also could consider other legislation to replace elements of the ACA.

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

*	We face intense competition, and if we are unable to compete effectively, the demand for our products may be reduced.

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

Our business operations and activities may be directly, or indirectly, subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as current and future sales, marketing, patient co-payment assistance and education programs.

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

In addition, any sales of our product once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

*	We face potential product liability exposure far in excess of our limited insurance coverage.

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

Cyber security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. Despite security measures, however, our information technology and network infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such cyber attack or breach could compromise our networks and data centers and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, delays and impediments to our discovery, development, and commercialization efforts, and damage to our reputation.

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(1)

3.3	Bylaws, as amended(1)

4.1	Form of Common Stock Certificate(2)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee. (3)

4.3	Form of Note representing the Company’s 2.25% Convertible Notes due 2024. (3)

10.1	First Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated June 5, 2017

10.2	Letter of Credit dated June 19, 2017, issued by Wells Fargo Bank, N.A. for the benefit of Kilroy Realty, L.P.

10.3	Commercial Packaging Agreement dated December 12, 2016, by and between AndersonBrecon Inc., d/b/a PCI of Illinois, and Neurocrine Biosciences, Inc. (4)

10.4	Master Manufacturing Services Agreement dated November 28, 2016, by and between Patheon UK Limited and Neurocrine Biosciences, Inc. (4)

10.5	Product Agreement dated November 28, 2016, by and between Patheon UK Limited and Neurocrine Biosciences, Inc. (4)

10.6	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended (5)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of President, Chief Operating Officer, and interim Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and President, Chief Operating Officer and interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Reports on Form 8-K dated October 2, 2015 and September 23, 2016 and Exhibits 3.1, 3.2 and 3.3 to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172).
(3)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
(4)	Incorporated by reference to Exhibit 99.2, 99.3 and 99.4 of the Company’s Current Report on Form 8-K dated April 25, 2017
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 24, 2017
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)
Dated: August 3, 2017	/s/ David-Alexandre C. Gros
David-Alexandre C. Gros
President, Chief Operating Officer and interim Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)