Form 10-Q
period 2017-09-30
NEUROCRINE BIOSCIENCES INC
filed 2017-11-01
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 88,493,045 as of October 27, 2017.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$267,818	$83,267
Short-term investments, available-for-sale	243,200	224,083
Accounts receivable	29,818	—
Inventory	242	—
Other current assets	7,407	3,092

Total current assets	548,485	310,442
Property and equipment, net	9,140	6,271
Long-term investments, available-for-sale	210,258	43,490
Restricted cash	4,613	4,883

Total assets	$772,496	$365,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$37,289	$26,182
Current portion of cease-use liability	121	236
Current portion of deferred rent	—	470
Current portion of deferred gain on sale of real estate	731	3,526

Total current liabilities	38,141	30,414
Deferred gain on sale of real estate	8,226	7,372
Deferred revenue	10,231	10,231
Deferred rent	3,163	1,462
Convertible senior notes	365,110	—
Cease-use liability	—	617
Other liabilities	113	113

Total liabilities	424,984	50,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 88,462,002 as of September 30, 2017 and 86,883,300 as of December 31, 2016	88	87
Additional paid-in capital	1,553,718	1,371,432
Accumulated other comprehensive loss	(534)	(318)
Accumulated deficit	(1,205,760)	(1,056,324)

Total stockholders’ equity	347,512	314,877

Total liabilities and stockholders’ equity	$772,496	$365,086

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales, net	$45,774	$—	$52,109	$—
License fees and milestones	15,000	—	15,000	15,000

Total revenues	60,774	—	67,109	15,000
Operating expenses:
Cost of product sales	433	—	494	—
Research and development	22,463	20,942	96,213	71,708
Sales, general and administrative	43,873	17,494	113,597	44,413

Total operating expenses	66,769	38,436	210,304	116,121

Loss from operations	(5,995)	(38,436)	(143,195)	(101,121)
Other (expense) income, net:
Gain/(loss) on sale/disposal of assets	5	(9)	7	8
Deferred gain on real estate	183	853	1,941	2,560
Interest expense	(7,337)	—	(12,104)	—
Investment income, net	2,019	705	3,915	2,122

Total other (expense) income	(5,130)	1,549	(6,241)	4,690

Net loss	$(11,125)	$(36,887)	$(149,436)	$(96,431)

Net loss per common share:
Basic and diluted	$(0.13)	$(0.43)	$(1.70)	$(1.11)

Shares used in the calculation of net loss per common share:
Basic and diluted	88,325	86,784	87,894	86,659

Other comprehensive loss:
Net loss	$(11,125)	$(36,887)	$(149,436)	$(96,431)
Net unrealized gains/(losses) on available-for-sale securities	179	(148)	(216)	790

Comprehensive loss	$(10,946)	$(37,035)	$(149,652)	$(95,641)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,436)	$(96,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,694	1,008
Gain on sale of assets	(1,948)	(2,568)
Deferred rent	1,231	(208)
Cease-use expense	(544)	(584)
Amortization of debt issuance costs	526	—
Amortization of debt discount	6,755	—
Amortization of premiums on investments	1,202	3,151
Non-cash share-based compensation expense	29,070	20,511
Change in operating assets and liabilities:
Accounts receivable	(29,818)	—
Inventory	(242)	—
Other current assets	(4,315)	34
Accounts payable and accrued liabilities	11,107	878
Cease-use liability	(188)	(239)
Other non-current liabilities	—	(108)

Net cash used in operating activities	(134,906)	(74,556)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(444,538)	(217,141)
Sales and maturities of investments	257,235	318,776
Proceeds from sales of property and equipment	7	13
Deposits and restricted cash	270	(92)
Purchases of property and equipment	(4,563)	(3,761)

Net cash (used in) provided by investing activities	(191,589)	97,795
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	8,265	2,327
Proceeds from issuance of senior convertible notes, net	502,781	—

Net cash provided by financing activities	511,046	2,327

Net increase in cash and cash equivalents	184,551	25,566
Cash and cash equivalents at beginning of the period	83,267	74,195

Cash and cash equivalents at end of the period	$267,818	$99,761

Supplemental Cash Flow Information
Cash paid for interest during the period	$—	$—

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs through its novel research and development (R&D) platform focused on neurological, psychological, and endocrine based diseases and disorders. In April 2017, the Company received approval from the United States Food and Drug Administration (FDA) for INGREZZA® (valbenazine), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of tardive dyskinesia. The Company’s three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), INGREZZA for Tourette syndrome and opicapone, a highly-selective catechol-O-methyltransferase inhibitor for the treatment of Parkinson’s disease.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under this ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. This ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. This ASU is effective for the Company on January 1, 2018, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material effect on its results of operations, financial condition or cash flows.

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

Chargebacks: Chargebacks are discounts that relate to contracts with government and other entities purchasing from the SD at a discounted price. The SD charges back to the Company the difference between the price initially paid by the SD and the discounted price paid to the SD by these entities. The Company allowance for chargebacks is based on known SD sales to contracted entities.

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

The Company evaluated the event-based payments under the Milestone Method and concluded only one immaterial event-based payment represents a substantive milestone. Event-based payments will be recognized when earned. During the third quarter of 2017, the Company recognized $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of valbenazine in tardive dyskinesia in Asia.

The Company is eligible to receive from Mitsubishi Tanabe tiered royalty payments based on product sales in Japan and other select Asian markets. Royalties will be recognized as earned in accordance with the terms of the agreement, when product sales are reported by Mitsubishi Tanabe, the amount can be reasonably estimated, and collectability is reasonably assured.

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million, of which $45 million has been earned to date, and up to an additional $50 million in commercial event-based payments. The Company has assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of September 30, 2017, approximately $485 million remains outstanding in future event-based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

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

Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At September 30, 2017, the Company’s physical inventory included active pharmaceutical product that had been produced prior to FDA approval of INGREZZA and accordingly has no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with authoritative guidance. Additionally, manufacturing of bulk drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at September 30, 2017.

The Company provides reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that such reserves are not required.

Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of INGREZZA. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges as well as manufacturing variances. A significant portion of the cost of producing the product sold during the three and nine month periods ended September 30, 2017 was expensed as R&D prior to our New Drug Application (NDA) approval for INGREZZA and therefore is not included in the cost of product sales during this period.

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

Investments consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Certificates of deposit	$240	$960
Commercial paper	66,735	49,245
Corporate debt securities	363,012	204,436
Securities of government sponsored entities	23,471	12,932

Total investments	$453,458	$267,573

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2017:
Classified as current assets:
Certificates of deposit	Less than 1	$240	$—	$—	$240
Commercial paper	Less than 1	66,759	—	(24)	66,735
Corporate debt securities	Less than 1	163,870	3	(131)	163,742
Securities of government-sponsored entities	Less than 1	12,503	—	(21)	12,482

Total short-term available-for-sale securities		$243,372	$3	$(176)	$243,199

Classified as non-current assets:
Corporate debt securities	1 to 2	$199,615	$—	$(345)	$199,270
Securities of government-sponsored entities	1 to 2	11,005	—	(16)	10,989

Total long-term available-for-sale securities		$210,620	$—	$(361)	$210,259

December 31, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$960	$—	$—	$960
Commercial paper	Less than 1	49,280	3	(38)	49,245
Corporate debt securities	Less than 1	168,548	3	(117)	168,434
Securities of government-sponsored entities	Less than 1	5,448	—	(4)	5,444

Total short-term available-for-sale securities		$224,236	$6	$(159)	$224,083

Classified as non-current assets:
Corporate debt securities	1 to 2	$36,149	$—	$(147)	$36,002
Securities of government-sponsored entities	1 to 2	7,506	—	(18)	7,488

Total long-term available-for-sale securities		$43,655	$—	$(165)	$43,490

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2017:
Commercial paper	$66,735	$(24)	$—	$—	$66,735	$(24)
Corporate debt securities	325,223	(463)	14,298	(13)	339,521	(476)
Securities of government-sponsored entities	15,988	(17)	7,483	(20)	23,471	(37)

Total	$407,946	$(504)	$21,781	$(33)	$429,727	$(537)

December 31, 2016:
Commercial paper	$43,781	$(38)	$—	$—	$43,781	$(38)
Corporate debt securities	185,243	(261)	9,144	(3)	194,387	(264)
Securities of government-sponsored entities	12,932	(22)	—	—	12,932	(22)

Total	$241,956	$(321)	$9,144	$(3)	$251,100	$(324)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2017 and December 31, 2016, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2017.

The Company’s assets which were measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Classified as current assets:
Cash and money market funds	$269.4	$269.4	$—	$—
Certificates of deposit	0.2	0.2	—	—
Commercial paper	66.7	—	66.7	—
Securities of government-sponsored entities	12.5	—	12.5	—
Corporate debt securities	163.7	—	163.7	—

Subtotal	512.5	269.6	242.9	—
Classified as long-term assets:
Certificates of deposit	3.0	3.0	—	—
Securities of government-sponsored entities	11.0	—	11.0	—
Corporate debt securities	199.3	—	199.3	—

Total	725.8	272.6	453.2	—
Less cash, cash equivalents and restricted cash	(272.4)	(272.4)	—	—

Total investments	$453.4	$0.2	$453.2	$—

December 31, 2016:
Classified as current assets:
Cash and money market funds	$73.6	$73.6	$—	$—
Certificates of deposit	1.0	1.0	—	—
Commercial paper	49.2	—	49.2	—
Securities of government-sponsored entities	5.4	—	5.4	—
Corporate debt securities	178.1	—	178.1	—

Subtotal	307.3	74.6	232.7	—
Classified as long-term assets:
Certificates of deposit	4.9	4.9	—	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	36.0	—	36.0	—

Total	355.7	79.5	276.2	—
Less cash, cash equivalents and restricted cash	(88.1)	(78.5)	(9.6)	—

Total investments	$267.6	$1.0	$266.6	$—

The carrying amounts of the Company’s receivables and payables approximate their fair value due to their short maturities.

8. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales, general and administrative	$6.5	$3.5	$18.2	$11.8
Research and development	3.7	2.8	$10.9	$8.7

Total share-based compensation expense	$10.2	$6.3	$29.1	$20.5

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

As of September 30, 2017, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $50.9 million and $32.7 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.8 years and 2.9 years, respectively. Additionally, the Company has approximately 0.2 million PRSUs outstanding. The total unrecognized estimated compensation cost related to these PRSUs is $7.5 million and will be recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the nine months ended September 30, 2017 and 2016, stock options to purchase approximately 1.0 million and 0.3 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2017 and 2016 was approximately $8.3 million and $2.3 million, respectively. The Company also issued approximately 0.3 million shares of common stock pursuant to the vesting of RSUs during each of the nine months ended September 30, 2017 and 2016, and 0.2 million shares of common stock pursuant to the vesting of PRSUs during the second quarter of 2017.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.6 million and 1.0 million shares of the Company’s common stock during the nine months ended September 30, 2017 and 2016, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2017 and 2016 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.8%	1.1%	2.0%	1.4%
Expected volatility of common stock	59.6%	59.3%	58.2%	60.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	5 years	5 years	5.7 years	5.6 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the nine months ended September 30, 2017 and 2016, share-based compensation expense related to stock options was $18.7 million and $13.1 million, respectively.

Restricted Stock Units

During the nine months ended September 30, 2017 and 2016, the Company granted approximately 0.6 million and 0.3 million RSUs, respectively, that generally vest annually over a four-year period. Additionally, during the nine months ended September 30, 2016, the Company granted approximately 0.2 million PRSUs. These PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire four years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is determined to be probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the nine months ended September 30, 2017 and 2016, share-based compensation expense related to RSUs and PRSUs was $10.4 million and $7.4 million, respectively.

9. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2017, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of securities from time to time. As of September 30, 2017, the Company had not sold any securities under this shelf registration statement.

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

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008 through 2011, through which it was able to vacate the Front Building, but continue to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.2 million and $0.9 million of the deferred gain during the three month periods ending September 30, 2017 and 2016, respectively. The Company recognized $2.0 million and $2.6 million of the deferred gain during the nine month periods ending September 30, 2017 and 2016, respectively, and will recognize the remaining $9.0 million of the deferred gain on a straight-line basis over the amended Lease term which will expire at the end of 2029.

During 2017, the Company entered into an amendment to extend the current term of the Lease through December 31, 2029 (Term Amendment). Under the Term Amendment, the Company reduced its base rental rate by approximately 8% and will continue to pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. Certain incentives were included in the Term Amendment, including approximately $13.1 million in various tenant improvement allowances, three months of rent abatement, and a reduction in the required security deposit amount from $4.7 million to $3.0 million. In lieu of a cash security deposit, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $3.0 million, which is secured by a deposit of equal amount with the same bank. The Company also has the right to extend the Lease for two consecutive ten-year terms as well as a right of first offer for future rental of adjacent office space owned by the landlord.

As of September 30, 2017, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease is expected to result in approximately $0.6 million of rental income in 2017 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of a sublease, or in association with an amendment to a sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. As a result of the recent FDA approval for INGREZZA and the Term Amendment, the Company has determined that it will reoccupy the space at the conclusion of the sole remaining sublease in March 2018. Additionally, during the first quarter of 2016, the Company terminated another previously existing sublease and began to reoccupy the related space to allow for expansion. These two sublease terminations resulted in reversal of cease use expense of approximately $0.5 million and $0.8 million during the second quarter of 2017 and the first quarter of 2016, respectively.

The following table sets forth changes to the accrued cease-use liability during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$181	$972	$853	$1,983
Change in estimate	—	—	(544)	(830)
Payments	(60)	(58)	(188)	(239)

Ending balance	$121	$914	$121	$914

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

The fair value of the 2024 Notes is estimated utilizing market quotations from an over-the-counter trading market. As of September 30, 2017, the fair value approximated 113.75 percent of the face principal amount of the 2024 Notes.

While the 2024 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2017 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.

Under current accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

Debt, net of discounts and deferred financing costs at September 30, 2017, consisted of the following:

Principal	$517,500
Deferred financing costs	(9,975)
Debt discount, net	(142,415)

Net carrying amount	$365,110

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

Potential common shares are excluded from the diluted net loss per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.

For the three and nine months ended September 30, 2017, the Company realized a net loss of $11.1 million and $149.4 million, respectively. Options to purchase approximately 0.2 million and 0.4 million shares of common stock were outstanding during the three and nine months ended September 30, 2017, respectively, with an exercise price greater than the average market price of the underlying common shares.

For the three and nine months ended September 30, 2016, the Company realized a net loss of $36.9 million and $96.4 million, respectively. Options to purchase approximately 0.1 million and 0.4 million shares of common stock were outstanding during each of the three and nine months ended September 30, 2016, with an exercise price greater than the average market price of the underlying common shares.

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

14. BIAL AGREEMENT

In February 2017, the Company entered into an exclusive license agreement with BIAL– Portela & CA, S.A. (BIAL) for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, the Company is responsible for the management and cost of all opicapone development and commercialization activities in the United States and Canada.

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

15. COMMITMENTS AND CONTINGENCIES

On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation GnRH antagonists, breached a license agreement with Mount Sinai dated August 27, 1999 (Mount Sinai License). Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. In January 2016, the Company filed a motion to dismiss this complaint in its entirety. In June 2016, the Court denied the motion in part and granted the motion in part, ruling that while Mount Sinai could continue its lawsuit against the Company, there was no requirement by the Company to obtain Mount Sinai’s consent prior to licensing the next-generation GnRH antagonists to AbbVie. In July 2016, the Company filed its answer denying Mount Sinai’s allegations, and filed counterclaims against Mount Sinai. Mount Sinai filed a motion to dismiss the Company’s counterclaims and affirmative defenses, which the Court granted. A trial is anticipated to occur in the first half of 2018.The Company believes that it has meritorious defenses to the claims made in the complaint and intends to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

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

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. The Company’s three largest customers represented all of the Company’s product revenue for the quarter ended September 30, 2017 and all of the Company’s accounts receivable balance at September 30, 2017.

17. SUBSEQUENT EVENTS

During October 2017, the Company was notified by AbbVie that the NDA submission for elagolix was accepted as filed by the FDA. This filing generated a $30 million event-based payment to the Company during the fourth quarter of 2017, which is payable by AbbVie within 30 days of the event.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017.

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

Our three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist that is partnered with AbbVie Inc. (AbbVie). AbbVie has filed for marketing approval with the FDA for endometriosis and which is currently in Phase III development for uterine fibroids, opicapone, a highly-selective catechol-O-methyltransferase inhibitor (COMT inhibitor) that is an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and was inlicensed from BIAL – Portela & CA, S.A. (BIAL), and our vesicular monoamine transporter 2 (VMAT2) inhibitor, INGREZZA, is currently in Phase II development for Tourette syndrome.

We have funded our operations primarily through private and public offerings of our common stock, debt securities and payments received under collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on our product revenues and existing and future collaborators to meet funding requirements. We expect to generate future operating cash flow losses as product candidates are advanced through the various stages of clinical development and as we proceed with the commercial launch of INGREZZA. As of December 31, 2016, we had an accumulated deficit of approximately $1.1 billion and expect to incur operating cash flow losses for the foreseeable future, which may be greater than losses in prior years.

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

Mitsubishi Tanabe Pharma Corporation. In 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of INGREZZA (valbenazine) for movement disorders in Japan and other select Asian markets. Payments to us under this agreement include an up-front license fee of $30 million, up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

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

For the year ended December 31, 2015, we recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. We also evaluated the event-based payments under the Milestone Method and concluded only one immaterial event-based payment represents a substantive milestone. Event-based payments will be recognized when earned. During the third quarter of 2017, we recognized $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of valbenazine in tardive dyskinesia in Asia. No revenue was recognized under the Mitsubishi Tanabe agreement during 2016. As of September 30, 2017, $70 million remains outstanding in potential future event-based payments under the agreement.

We are eligible to receive tiered royalty payments based on product sales in Japan and other select Asian markets. Royalties will be recognized as earned in accordance with the terms of the agreement, when product sales are reported by Mitsubishi Tanabe, the amount can be reasonably estimated, and collectability is reasonably assured.

AbbVie Inc. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on our past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of September 30, 2017, $485 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance and will be recognized when earned.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. During the first quarter of 2016, event-based revenue of $15 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue has been recognized during 2017 under this collaboration agreement.

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

Inventory. Inventory is stated at the lower of cost or estimated net realizable value. We currently use actual costing methodologies to determine the cost basis for our inventories. Inventory is valued on a first-in, first-out basis and consists primarily of third-party manufacturing costs. We capitalize inventory costs associated with our products upon regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At September 30, 2017, our physical inventory consisted primarily of active pharmaceutical product that had been produced prior to FDA approval of INGREZZA with no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with accounting guidance. Additionally, bulk drug production, finished bottling and other activities that occurred post FDA approval are included in inventory at September 30, 2017. We provide reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, we have determined that such reserves are not required

Research and Development Expense. Our R&D expenditures include costs related to preclinical and clinical trials, scientific personnel, equipment, consultants, sponsored research, inlicensed programs, share-based compensation and allocated facility costs. We do not track fully burdened R&D costs separately for each of our drug candidates. We review our R&D expenses by focusing on four categories: external development, personnel, facility and depreciation, and other. External development expenses consist of costs associated with our external preclinical and clinical trials, including pharmaceutical development and manufacturing. Personnel expenses include salaries and wages, share-based compensation, payroll taxes and benefits for those individuals involved in ongoing R&D efforts. Other R&D expenses mainly represent laboratory supply expenses, scientific consulting expenses and other expenses. During the first quarter of 2017, we inlicensed opicapone from BIAL for $30 million, which was expensed as in-process research and development in accordance with authoritative accounting guidance.

Share-based Compensation. We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan, as amended (the 2011 Plan), and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements. We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan. Additionally, we have outstanding stock options that were granted under previous option plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended September 30, 2017 and 2016 was $10.2 million and $6.3 million, respectively. For the nine months ended September 30, 2017 and 2016, we recognized share-based compensation expense of $29.1 million and $20.5 million, respectively.

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

Convertible Debt. We account for convertible debt instruments that may be settled in cash upon conversion by separating the liability and equity components of the instruments in a manner that reflects our nonconvertible debt borrowing rate. In May 2017, we issued $517.5 million aggregate principal amount of 2.25% Convertible Senior Notes due 2024. We determined the carrying amount of the liability component of the 2024 Notes by using assumptions that market participants would use in pricing a debt instrument, including market interest rates, credit standing, yield curves and volatilities. Determining the fair value of the debt component requires the use of accounting estimates and assumptions. These estimates and assumptions are judgmental in nature and could have a significant impact on the determination of the debt component, and the associated non-cash interest expense.

The difference between the face value of the 2024 Notes and the fair value of the debt component results in us recording the debt at a discount. We are amortizing this debt discount over the life of the 2024 Notes as additional non-cash interest expense utilizing the effective interest method.

THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of tardive dyskinesia. INGREZZA became available for prescription in late April 2017. Net product sales were $45.8 million for the three months ended September 30, 2017 with no similar net product sales during the three months ended September 30, 2016.

License Fees and Milestone Revenues

During the third quarter of 2017, we recognized $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of valbenazine in tardive dyskinesia in Asia. There was no license fee or milestone revenue recognized during the third quarter of 2016.

Cost of Product Sales

Cost of product sales was $0.4 million for the three months ended September 30, 2017. Product sold during the three months ended September 30, 2017 included drug product that was previously charged to research and development expense prior to FDA approval of INGREZZA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the three months ended September 30, 2017. We will continue to have a lower cost of product sales that excludes the cost of the active pharmaceutical ingredient (API) that was produced prior to FDA approval until we manufacture API and sell INGREZZA that includes this newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. No similar cost of product sales was recognized during the three months ended September 30, 2016.

Other Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended September 30,
	2017	2016
	(In millions)
External development expense:
VMAT2	$4.8	$6.2
Corticotropin-Releasing Factor (CRF)	0.8	0.8
Other	1.1	0.1

Total external development expense	6.7	7.1
R&D personnel expense	10.2	8.5
R&D facility and depreciation expense	1.6	1.7
Other R&D expense	4.0	3.6

Total R&D expense	$22.5	$20.9

R&D expense increased by $1.6 million; from $20.9 million in the third quarter of 2016 to $22.5 million in the third quarter of 2017. A $1.7 million increase in R&D personnel related expense was primarily due to higher headcount and increased share-based compensation expense. External development expense decreased quarter over quarter primarily due to a decrease in INGREZZA tardive dyskinesia R&D efforts during 2017.

Sales, general and Administrative

Sales, general and administrative expense increased to $43.9 million in the third quarter of 2017 compared to $17.5 million during the same period in 2016. The $26.4 million increase in sales, general and administrative expense is primarily due to the launch of our commercial efforts for INGREZZA in April 2017. This led to overall higher personnel related costs (increased by $13.4 million), with share-based compensation costs accounting for $3.0 million of this increase in personnel costs. Additionally, external costs related to market research, patient support, commercial launch activities and other professional services were $12.5 million higher for the third quarter of 2017 when compared to the same period in 2016.

Net Loss

Our net loss for the third quarter of 2017 was $11.1 million, or a net loss of $0.13 per share, compared to a net loss of $36.9 million, or a net loss of $0.43 per share, during the same period in 2016. The decrease in our net loss from 2016 to 2017 was primarily a result of the above mentioned higher revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of tardive dyskinesia. INGREZZA became available for prescription in late April 2017. Net product sales were $52.1 million for the nine months ended September 30, 2017 with no similar net product sales during the nine months ended September 30, 2016.

License Fees and Milestone Revenues

During 2017, we recognized $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of valbenazine in tardive dyskinesia in Asia. During the first quarter of 2016, AbbVie initiated Phase III development of elagolix in uterine fibroids, which triggered a $15 million milestone event payment to us.

Cost of Product Sales

Cost of product sales was $0.5 million for the nine months ended September 30, 2017. Product sold during the nine months ended September 30, 2017 included drug product that was previously charged to research and development expense prior to FDA approval of INGREZZA. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the nine months ended September 30, 2017. We will continue to have a lower cost of product sales that excludes the cost of the API that was produced prior to FDA approval until we manufacture API and sell INGREZZA that includes this newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales will be less than we anticipate it will be in future periods. No similar cost of product sales was recognized during the nine months ended September 30, 2016.

Other Operating Expenses

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(In millions)
External development expense:
VMAT2	$13.7	$24.8
CRF	2.7	1.7
Other	2.8	0.3

Total external development expense	19.2	26.8
R&D personnel expense	30.8	25.8
R&D facility and depreciation expense	4.3	4.7
Other R&D expense	41.9	14.4

Total R&D expense	$96.2	$71.7

R&D expense increased by $24.5 million, from $71.7 million in the first nine months of 2016 to $96.2 million in the first nine months of 2017. This increase in R&D expense was primarily driven by the $30 million paid to BIAL to inlicense opicapone as discussed above. Approximately $5.0 million of the increase in R&D expense was due to higher R&D personnel related expense, offset by a decrease in VMAT2 spending due to the wind down of the Phase III clinical program and NDA preparation activities related to INGREZZA for tardive dyskinesia during 2016.

Sales, General and Administrative

Sales, general and administrative expense increased to $113.6 million in the first nine months of 2017 compared with $44.4 million during the same period in 2016. The $69.2 million increase in sales, general and administrative expense is primarily due to the launch of our commercial efforts for INGREZZA in April 2017 and is primarily due to higher personnel related costs (increased by $33.7 million), with share-based compensation costs accounting for $6.4 million of this increase in personnel costs. Additionally, external costs related to market research, patient support, commercial launch activities and other professional services were $32.9 million higher for the first nine months of 2017 when compared to the same period in 2016.

Net Loss

Our net loss for the first nine months of 2017 was $149.4 million, or a net loss of $1.70 per share, compared to a net loss of $96.4 million, or a net loss of $1.11 per share, during the same period in 2016. Operating expenses increased by $94.2 million from the first nine months of 2016 to the first nine months of 2017 primarily due to the inlicensing of opicapone and the commercial launch of INGREZZA for tardive dyskinesia. This increase in operating expenses was offset by a $52.1 million increase in revenue from 2016 to 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first nine months of 2017 was $134.9 million compared to $74.6 million during the same period in 2016. The $60.3 million change in cash flows from operating activities is primarily due an increase in net loss of approximately $53.0 million, however approximately $8.6 million of this increase in expenses consisted of an increase in non-cash share-based compensation expense.

Net cash used in investing activities during the first nine months of 2017 was $191.6 million compared to net cash provided by investing activities of $97.8 million during the same period in 2016. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first nine months of 2017 was $511.0 million compared to $2.3 million during the same period in 2016. The increase in cash provided by financing activities was primarily due to net proceeds of approximately $502.8 million from our offering of senior convertible debt in May 2017. Stock option exercises yielded approximately $8.3 million and $2.3 million in cash proceeds during the first nine months of 2017 and 2016, respectively.

At September 30, 2017, our cash, cash equivalents, and investments totaled $721.3 million compared with $350.8 million at December 31, 2016. In addition, at September 30, 2017 we had $365.1 million in long-term debt on our balance sheet related to our $517.5 million of senior convertible notes due May 2024.

Shelf Registration Statement. In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of September 30, 2017, we had not sold any securities under this shelf registration statement.

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

We may require additional funding to effectively commercialize INGREZZA, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, the cost of product in-licensing and any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue an unlimited number of shares of our securities from time to time. In addition, during the second quarter of 2017, we issued $517.5 million of convertible debt and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies, products or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our approved products will generate revenues sufficient to enable us to earn a profit.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, we employed approximately 400 employees. Although we have already increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, the price of our common stock may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $37.00 per share to approximately $64.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, for so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, we can utilize a shelf registration statement currently on file with the Securities and Exchange Commission (SEC), to allow us to issue an unlimited number of securities from time to time. In addition, during the second quarter of 2017, we issued $517.5 million of convertible debt and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

Risks Related to Our Industry

*Health care reform measures and other recent legislative initiatives could adversely affect our business.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA. For example, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, on October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA. In addition, citing legal guidance from the U.S. Department of Justice and the U.S. Department of Health and Human Services, the Trump administration has concluded that cost-sharing reduction (CSR) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA.

In Congress, the U.S. House of Representatives passed ACA replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans has proposed multiple bills to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress, Congress may consider other legislation to repeal or replace certain elements of the ACA.

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

We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, Tourette syndrome, essential tremor, classic congenital adrenal hyperplasia, pain, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated. For example, in August 2017, Teva Pharmaceutical Industries, Ltd. received approval for Austedo to treat tardive dyskinesia.

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

If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the U.S. and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve a drug with similar chemical structure for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Valbenazine has received an orphan drug designation for the treatment of pediatric patients with Tourette syndrome from the FDA. If we seek orphan drug designations for other indications or in other jurisdictions, we may fail to receive such orphan drug designations and, even if we succeed, such orphan drug designations may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.

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

ITEM 5:	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment to Certificate of Incorporation(2)

3.3	Bylaws(3)

3.4	Certificate of Amendment to Bylaws(4)

3.5	Certificate of Amendment to Bylaws(5)

3.6	Certificate of Amendment to Bylaws

4.1	Form of Common Stock Certificate(6)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee. (7)

4.3	Form of Note representing the Company’s 2.25% Convertible Notes due 2024. (7)

10.1	Form of Indemnity Agreement entered into with each of the Company’s executive officers and directors.

10.2**	Amended and Restated Product Agreement dated June 27, 2017 by and between Patheon UK Limited and the Company

10.3	Second Amendment to Amended and Restated Lease dated October 12, 2017 between Kilroy Realty, L.P. and the Company

31	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on February 8, 2013
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 2, 2015
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 23, 2016
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172).
(7)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017
*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Confidential treatment requested

Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC. (Registrant)
Dated: November 1, 2017	/s/ Kevin C. Gorman
Kevin C. Gorman
Chief Executive Officer and Interim Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)