Form 10-K
period 2017-12-31
NEUROCRINE BIOSCIENCES INC
filed 2018-02-13
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2017 totaled approximately $3,407,988,476 based on the closing price for the registrant’s Common Stock on that day as reported by the NASDAQ Stock Market. Such value excludes Common Stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2017. The identification of 10% or greater stockholders as of June 30, 2017 is based on applicable Schedule 13G and amended Schedule 13G reports. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 2, 2018, there were 89,273,537 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part

Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2017 are incorporated by reference into Part III of this report

III

INGREZZA® is a registered trademark of Neurocrine Biosciences, Inc. Any other brand names or trademarks appearing in this Annual Report that are not the property of Neurocrine Biosciences, Inc. are the property of their respective holders.

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

We are a company focused on discovering, developing, and commercializing innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel R&D platform, focused on neurological and endocrine based diseases and disorders. Our portfolio of products and product candidates is led by INGREZZA® (valbenazine), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of movement disorders which was approved by the U.S. Food and Drug Administration (FDA) on April 11, 2017 for the treatment of tardive dyskinesia (TD). Our three lead late-stage clinical programs are INGREZZA (valbenazine) for Tourette syndrome, elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and opicapone, a highly-selective catechol-O-methyltransferase inhibitor (COMT inhibitor) that is an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and was in-licensed from BIAL – Portela & CA, S.A. (BIAL).

We believe that INGREZZA has the potential to address important unmet medical needs in neurological and psychiatric disorders beyond TD and we plan to continue to study the use of INGREZZA in other disease states. We are currently investigating the utilization of INGREZZA in Tourette syndrome. We have completed three clinical trials in Tourette’s patients and a Phase IIb study in children with Tourette syndrome is currently ongoing. We intend to utilize the results of these studies to discuss with the FDA a plan for New Drug Application (NDA) submission for INGREZZA in Tourette syndrome patients.

Our partner AbbVie has successfully completed the placebo-controlled portion of two Phase III studies of elagolix in women with endometriosis. Based on the positive results of these studies, AbbVie submitted an NDA to the FDA for elagolix to treat women with endometriosis during the third quarter of 2017. The NDA was accepted for priority review by the FDA and given a Prescription Drug User Fee Act (PDUFA) date in the second quarter of 2018. In addition, AbbVie is also assessing elagolix in women with uterine fibroids. The Phase III program began in early 2016 with two replicate studies of women with heavy uterine bleeding associated with uterine fibroids. AbbVie expects initial top-line efficacy data from the Phase III uterine fibroids program to be available in the first quarter of 2018, and based on the results of the study anticipates a subsequent NDA submission in 2019.

On February 9, 2017, we entered into an exclusive licensing agreement with BIAL for the development and commercialization of opicapone in the United States and Canada. Opicapone is a once-daily, peripherally-acting, highly-selective COMT inhibitor that was approved in June 2016 by the European Medicines Agency (EMA) as an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and end-of-dose motor fluctuations who cannot be stabilized on those combinations. We held a meeting with the FDA in January 2018 to discuss a potential NDA submission for opicapone and we are currently awaiting the final summary meeting minutes which we expect to receive in February 2018. We intend to commercialize opicapone in the United States and Canada upon the receipt of applicable regulatory approvals.

Our Product Pipeline

The following table summarizes our approved products, our most advanced product candidates currently in clinical development and those currently in research and is followed by detailed descriptions of each program:

Program	Target Indication(s)	Status	Rights

Approved products:
INGREZZA® (valbenazine)	Tardive Dyskinesia	Marketed	Neurocrine/Mitsubishi Tanabe (Asia-Pacific)
Product candidates in clinical development:
elagolix	Endometriosis	Phase III	AbbVie

elagolix	Uterine Fibroids	Phase III	AbbVie

opicapone	Parkinson’s Disease	Phase III	Neurocrine (U.S. and Canada)/BIAL

INGREZZA® (valbenazine)	Tourette Syndrome	Phase IIb	Neurocrine/Mitsubishi Tanabe (Asia-Pacific)

NBI-74788	Classic Congenital Adrenal Hyperplasia	Phase II	Neurocrine
Research programs:
Neurological/Neuropsychiatric (e.g. VMAT2 Inhibitors)	Movement Disorders, Bipolar Disorder and Schizophrenia	Research	Neurocrine

CNS Disorders (Targeted by G Protein-Coupled Receptors and Ion Channels)	Epilepsy, Essential Tremor, Dystonia, Other Indications	Research	Neurocrine

“Marketed” indicates that we have received FDA regulatory approval of the product, for the specified target indication.

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

“Research” indicates identification and evaluation of compound(s) in laboratory and preclinical models.

INGREZZA® (valbenazine) – Vesicular Monoamine Transporter 2 Inhibitor (VMAT2)

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

INGREZZA as a Treatment for Tardive Dyskinesia. TD is defined by hyperkinetic involuntary movements which arise after months or years of treatment with dopamine receptor blocking agents, e.g. antipsychotics used for treating schizophrenia, bipolar disorder, and depression, and Reglan® (metoclopramide) for nausea and vomiting and gastric emptying in patients with gastroparesis. Features of TD may include grimacing, tongue protrusion, lip smacking, puckering and pursing of the lips, and rapid eye blinking. Rapid movements of the extremities may also occur. The impact on daily function and the quality of life for individuals suffering from TD can be substantial. While the prevalence rates of TD can vary greatly in accordance with the population being studied, it is estimated that approximately 500,000 individuals are affected by TD in the United States alone (Kantar Health).

On April 11, 2017, INGREZZA became the first drug approved by the FDA for the treatment of TD. INGREZZA provides a once-daily dosing treatment option for TD causing reversible reduction of dopamine release at the nerve terminal by selectively inhibiting the pre-synaptic VMAT2. In vitro, INGREZZA is a highly selective inhibitor of human VMAT2 showing little or no affinity for VMAT1, other receptors, such as dopamine D2 receptors, other transporters or ion channels. INGREZZA for TD has two dosing options (40 mg and 80 mg) with 40 mg taken for the first seven days of treatment with an option of 40 mg or 80 mg thereafter depending on a patient’s dosing needs. INGREZZA was generally well tolerated during our clinical trials with no apparent drug-drug interactions with the most common emergent adverse event being mild and transient somnolence.

In connection with the FDA approval of INGREZZA for TD, we have committed to conduct certain post-marketing studies including Phase 1 (e.g., pharmacokinetics (PK) in volunteers with renal impairment) and Phase 4 (e.g., randomized placebo-controlled withdrawal in TD patients). We expect to conduct these studies over the next four years in accordance with FDA guidance.

Tourette syndrome. Tourette syndrome is a neurological disorder that consists of rapid, non-rhythmic stereotyped motor and vocal tics. Motor tics are typically characterized by facial grimacing, head jerks, extremity movements and other dystonic movements. Vocal tics typically include grunting, throat clearing, and repeating words and phrases. The average age of onset for Tourette syndrome is approximately six years, with symptoms reaching their peak severity at approximately age ten. Tourette syndrome is more commonly diagnosed in males than females and may also be associated with attention deficit hyperactivity disorder and obsessive compulsive disorder. We were granted FDA Orphan Drug Designation for valbenazine for the treatment of pediatric patients with Tourette s syndrome in 2017. Orphan drug designation is granted by the FDA to drugs that are intended to treat rare diseases or conditions affecting fewer than 200,000 people in the United States. The orphan drug designation allows the orphan drug indication for the drug to be eligible for a seven-year period of U.S. marketing exclusivity upon approval of the drug, as well as other development assistance and financial incentives.

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

The T-Force GREEN study was a multicenter, randomized, double-blind, placebo-controlled, multi-dose, parallel group, Phase II study to evaluate the safety, tolerability and efficacy of INGREZZA in up to 90 pediatric patients with moderate to severe Tourette syndrome. Once-daily fixed doses of INGREZZA were evaluated versus placebo in a 1:1:1 randomization. The three-arm study evaluated 98 children and adolescents over six weeks of dosing followed by two weeks off-drug at approximately 40 study centers in the United States. The primary endpoint of this study is the change from baseline of the Yale Global Tic Severity Scale between placebo and active treatment groups at the end of week six. Exposure-response analysis showed that selected doses for the T-Force GREEN study were below the therapeutic range for adequate tic reduction in the majority of subjects. For the subset of subjects with pharmaceutical exposure in the appropriate range, there was a substantial reduction in tics. For subjects with sub-therapeutic exposure, tic reduction was comparable to placebo. Adverse events were consistent with those observed in previous INGREZZA studies.

Based on the results of the T-Force GREEN study and earlier studies of INGREZZA in Tourette patients, we initiated the T-Force GOLD study in October 2017. This study is a multicenter, randomized, double-blind, placebo-controlled, parallel group, Phase IIb study to evaluate the safety, tolerability, efficacy and optimal dose of once-daily INGREZZA in up to 120 pediatric patients with moderate to severe Tourette syndrome. Patients will receive either once-daily dosing of INGREZZA or placebo using a 1:1 randomization over 12 weeks of dosing followed by two weeks off-drug. The primary endpoint of this study is the change from baseline of the Yale Global Tic Severity Scale between placebo and active treatment groups at the end of week 12. Tourette symptoms will also be evaluated via the Premonitory Urge for Tics Scale as well as Clinical Global Impression Scales. Top-line data from this study is expected in late 2018.

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

During the third quarter of 2017, AbbVie submitted an NDA for elagolix for the treatment of endometriosis to the FDA. The NDA was accepted for priority review by the FDA and given a PDUFA date in the second quarter of 2018.

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

Among the most common adverse events were hot flush, headache, nausea, and vomiting. Some adverse events such as hot flush were more frequent in the elagolix only treatment arms versus the placebo and elagolix with hormonal add back therapy treatment arms. Reduction in bone mineral density associated with elagolix alone was attenuated when elagolix was co-administered with hormonal add-back therapy.

AbbVie initiated Phase III studies of elagolix in patients with uterine fibroids in early 2016. The Phase III program includes two replicate, pivotal, six-month efficacy and safety studies followed by a six-month safety and efficacy extension study. AbbVie is evaluating 300mg of elagolix dosed twice daily both alone and in combination with hormonal add-back therapy (estradiol/norethindrone acetate). The primary endpoint in these Phase III studies will be the same as that employed in the Phase IIb study: percent of subjects with reduction in uterine blood flow as measured by the alkaline hematin method. AbbVie expects initial top-line data from this Phase III program in the first quarter of 2018, and based on the results of the study anticipates a subsequent NDA submission in 2019.

opicapone, Catechol-O-methyltransferase (COMT) Inhibitor

COMT inhibitors are utilized to prolong the duration of effect of levodopa which is utilized as a primary treatment option for Parkinson’s disease patients. Administration of levodopa often results in adequate control of Parkinson’s symptoms, also referred to as “on-time,” however, there are periods of the day where the effects of levodopa wear off and motor symptoms worsen, these are considered “off-time.” Opicapone is a novel, once-daily, peripherally-acting, highly-selective COMT inhibitor utilized as adjunct therapy to levodopa in Parkinson’s patients. Opicapone works through decreasing the conversion rate of levodopa into 3-O-methyldopa, thereby reducing the off-time period in patients with Parkinson’s and extending the on-time period.

In February 2017, we entered into an exclusive license agreement with BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, we will be responsible for the development and commercialization of opicapone in the United States and Canada.

Parkinson’s Disease. Parkinson’s disease is a chronic and progressive movement disorder that affects approximately one million people in the United States. The disease is characterized by a loss of neurons in the substantia nigra, the area of the brain where dopamine is produced. Dopamine production and synthesis is necessary for coordination and movement. As Parkinson’s progresses, dopamine production steadily decreases resulting in tremor, slowed movement (bradykinesia), impaired posture and balance, and speech and writing problems. There is no present cure for Parkinson’s and management consists of controlling the motor symptoms primarily through administration of levodopa therapies. While this improves the control of Parkinson’s symptoms, as the disease progresses the beneficial effects of levodopa begin to wear off, symptoms worsen and patients experience end-of-dose motor fluctuations. These end of dose motor fluctuations are improved with the addition of a COMT inhibitor to levodopa.

In June 2016, the EMA authorized ONGENTYS® (opicapone) as an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors (DDCIs) in adult patients with Parkinson’s disease and end-of-dose motor fluctuations who cannot be stabilized on those combinations. This approval was based on data from a clinical development program that included 28 clinical studies of more than 900 patients treated with opicapone in 30 countries worldwide.

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

We held a meeting with the FDA in January 2018 to discuss a potential NDA submission for opicapone and we are currently awaiting the final summary meeting minutes which we expect to receive in February 2018. We intend to commercialize opicapone in the United States and Canada, subject to regulatory approvals.

NBI-74788- Corticotropin-Releasing Factor (CRF) Receptor1 Antagonist

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

NBI-74788 is a potent, selective, orally-active, CRF receptor antagonist as demonstrated in a range of in vitro and in vivo assays. Blockade of CRF receptors at the pituitary has been shown to decrease the release of ACTH, which in turn decreases the production of adrenal steroids including androgens, and potentially the symptoms associated with classic CAH. Lower ACTH levels would also reduce the amount of exogenous corticosteroid necessary for classic CAH patients to thrive avoiding the side-effects currently associated with excessive steroid therapy.

We conducted a Phase I single ascending dose study of NBI-74788 in healthy volunteers in 2017. Based on the positive results of this Phase I study we initiated a Phase II clinical trial of NBI-74788 in adult patients with refractory classic CAH. This pilot study is designed to be an open-label, pharmacokinetic/pharmacodynamic study assessing two single, ascending doses of NBI-74788 in up to twenty study participants. Key pharmacodynamic biomarker measurements include ACTH, 17-hydroxyprogesterone (17-OHP), androgen, and cortisol levels collected the morning following bedtime dosing.

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

Essential Tremor

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

CNS Disorders (Targeted by G Protein-Coupled Receptors and Ion Channels)

G Protein-Coupled Receptors (GPCRs) are the largest known gene superfamily of the human genome. Greater than thirty percent of all marketed prescription drugs act on GPCRs; which makes this class of proteins historically the most successful therapeutic target family. However, only a small fraction of the GPCR gene superfamily has been exploited. Ion channels appear to be represented by approximately 400 genes in the human genome and are currently the targets for approximately seven percent of the current marketed drugs. Next-generation therapies derived from targeting GPCRs and ion channels will be discovered through the understanding of the complex relationships of drug/receptor interactions and their subsequent impact on efficacy, downstream signaling networks and regulation.

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

Our Business Strategy

Our goal is to become the leading biopharmaceutical company focused on neurological and endocrine-related diseases and disorders. The following are the key elements of our business strategy:

Continuing to Advance and Build Our Product Portfolio Focused on Neurological and Endocrine-Related Diseases and Disorders. We believe that by continuing to advance and extend our product pipeline, we can mitigate some of the clinical development risks associated with drug development. We currently have multiple programs in various stages of research and development. Our three lead late-stage clinical programs are elagolix, a GnRH antagonist in Phase III development for endometriosis and uterine fibroids that is partnered with AbbVie, INGREZZA (valbenazine), our VMAT2 inhibitor for the treatment of movement disorders which is in Phase IIb development for Tourette syndrome, and opicapone, a highly-selective COMT inhibitor that is an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and was in-licensed from BIAL. We take a portfolio approach to managing our pipeline that balances the size of the market opportunities with clear and defined clinical and regulatory paths to approval. By doing so, we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.

Maintaining Certain Commercial Rights to Our Product Portfolio to Evolve into a Fully-Integrated Pharmaceutical Company. In April 2017, we received approval from the FDA for INGREZZA for the treatment of TD. We market INGREZZA for TD in the United States through our specialty sales force focused primarily on physicians who treat TD patients, including psychiatrists and neurologists. The commercial launch of INGREZZA, with our field-based sales team of approximately 160 personnel, occurred on May 1, 2017. This entire commercial team is comprised of experienced professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance. We intend to retain commercial rights to certain products, including INGREZZA, that we can effectively and efficiently develop, secure regulatory approval and commercialize, which includes products with a concentrated prescriber base and well-defined patient population that can be accessed with an efficient patient and prescriber outreach program.

Selectively Establishing Corporate Collaborations with Global Pharmaceutical Companies to Assist in the Development of Our Products and Mitigate Financial Risk while Retaining Significant Commercial Upside. We leverage the development, regulatory and commercialization expertise of our corporate collaborators to accelerate the development of certain of our product candidates, while typically retaining co-promotional rights, and at times commercial rights, in North America, as in the case of our collaboration with Mitsubishi Tanabe. We intend to further leverage our resources by selectively entering into additional strategic alliances to enhance our internal development and commercialization capabilities by licensing our technology.

Identifying Novel Drugs to Address Unmet Market Opportunities. We seek to identify and validate novel drugs on characterized targets for internal development or collaboration. For example, GnRH antagonists, compounds designed to reduce the secretions of sex steroids, may represent the first novel non-peptide, non-injectable means of treatment of endometriosis. We believe the creativity and productivity of our discovery research group will continue to be a critical component for our continued success. Research and development costs were $121.8 million, $94.3 million and $81.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Our Corporate Collaborations and Strategic Alliances

One of our business strategies is to utilize strategic alliances to enhance our development and commercialization capabilities. The following is a summary of our significant collaborations/alliances:

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event based payments of up to $480 million and up to an additional $50 million in commercial event based payments. Under the terms of the agreement, AbbVie is responsible for all development, marketing and commercialization costs. We received funding for certain internal collaboration expenses which included reimbursement from AbbVie for internal and external expenses related to the GnRH Compounds and personnel funding through the end of 2012. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. Under the terms of our agreement with AbbVie, the collaborative development effort between the parties to advance GnRH compounds towards commercialization was governed by a joint development committee with representatives from both us and AbbVie. The collaborative development portion of the agreement concluded, as scheduled, on December 31, 2012. AbbVie may terminate the collaboration at its discretion upon 180 days written notice to us. In such event, we would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to us. Since the inception of the agreement, we have recorded revenues of $75.0 million related to the amortization of up-front license fees, $75.0 million in milestone revenue, and $37.0 million of sponsored development revenue.

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. Mitsubishi Tanabe made an up-front license fee payment of $30 million and has agreed to make additional development and commercialization event-based payments totaling up to $85 million, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all development, marketing and commercialization costs in Japan and other select Asian markets with the exception of a single Huntington’s chorea clinical trial to be performed by us, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request the clinical trial. We will be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Mitsubishi Tanabe may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all INGREZZA product rights for Japan and other select Asian markets would revert to us. Since the inception of the agreement, we have recorded revenues of $19.8 million related to the up-front license fee, and $15.0 million in milestone revenue.

BIAL – Portela & Ca, S.A. (BIAL). In February 2017, we entered into an exclusive license agreement with BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, we are responsible for the management and cost of all opicapone development and commercialization activities in the United States and Canada. Under the terms of the agreement, we paid BIAL an upfront license fee of $30 million, and we may also be required to pay up to an additional $115 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. In addition, we will pay BIAL a percentage of net sales (with a floor minimum) in exchange for the manufacture and supply of opicapone drug product.

Upon commercialization, BIAL and Neurocrine will agree on annual sales forecasts. If we fail to meet the minimum sales requirements for a particular year, we will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if we fail to meet the minimum sales requirements for any two consecutive years, BIAL may terminate the agreement. The agreement also contemplates that we will purchase, and BIAL will supply, all drug product and investigation medicinal product for our development and commercialization activities. BIAL has the right to co-promote opicapone within the United States and Canada during certain periods of time. If BIAL exercises its option to co-promote the licensed products, we will enter into a co-promotion agreement with BIAL at a future time.

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

In addition to the granted and potential patent protection, the United States, the European Union and Japan all provide data and marketing exclusivity for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data and marketing exclusivity. This period of exclusivity is generally five years in the United States, six years in Japan and ten years in the European Union, measured from the date of FDA, or corresponding foreign regulatory authority, approval.

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

INGREZZA (valbenazine), our highly selective VMAT2 inhibitor, currently in clinical trials for the treatment Tourette syndrome, is covered by U.S. Patent No. 8,039,627, which expires in 2029 (not including a potential patent term extension of up to two years) and U.S. Patent No. 8,357,697, which expires in 2027. INGREZZA is also covered by European Patent No. 2,081,929, which expires in 2027.

Opicapone, a highly selective COMT inhibitor for Parkinson’s disease is covered by U.S. Patent No. 8,168,793, among others, which expires in 2029 (not including a potential patent term extension of up to five years).

Manufacturing and Distribution

We currently rely on, and expect to continue to rely on, contract manufacturers to produce INGREZZA, as well as for our existing and future product candidates. We believe this outsourcing manufacturing strategy will enable us to direct our financial resources to our commercialization efforts without devoting the resources and capital required to build manufacturing facilities.

We have established an internal pharmaceutical development group to develop manufacturing methods for our product candidates, to optimize manufacturing processes, and to select and transfer these manufacturing technologies to our suppliers. We have also established an internal commercial supply team to manage all aspects related to the INGREZZA commercial supply chain. We have entered into long-term contracts with multiple manufacturers to ensure adequate product supply and to mitigate risk.

There currently are a limited number of these manufacturers. Furthermore, some of the contract manufacturers that we have identified to date only have limited experience at manufacturing, formulating, analyzing and packaging our products and product candidates in quantities sufficient for conducting clinical trials or for commercialization. We attempt to acquire adequate inventory of materials and/or finished product to avoid significant supply disruption.

Additionally, we have retained third-party service providers to perform a variety of functions related to the distribution of INGREZZA, including shipping, warehousing, customer service, order-taking and processing, invoicing, collections, and other distribution-related activities.

We have entered into distribution agreements for INGREZZA with a limited number of select pharmacies (SP) and select distributors (SD), and all of our product sales are to these customers. SPs subsequently dispense INGREZZA to patients based on the fulfillment of a prescription and SDs sell INGREZZA primarily to government facilities and in-patient hospital pharmacies. Our agreements with SPs and SDs provide for transfer of title to the product at the time the product is delivered to the SP or SD. Our three largest customers represented 99% of our product revenue for the year ended December 31, 2017.

Master Manufacturing Services Agreement and Product Agreement

We entered into a Master Manufacturing Services Agreement with Patheon UK Limited (Patheon) in November 2016, and a related Amended and Restated Product Agreement in July 2017, for Patheon’s manufacture of commercial supplies of INGREZZA at Patheon’s manufacturing site. Under the terms of the agreements, we are responsible for supplying the active pharmaceutical ingredients for INGREZZA to Patheon. Patheon is responsible for manufacturing the INGREZZA capsules, conducting quality control, quality assurance, validation activities, stability testing, packaging and providing related services for the manufacture of the INGREZZA capsules.

Pursuant to the agreements, we have agreed to order from Patheon certain annual binding minimum amounts of INGREZZA capsules based on an agreed upon pricing schedule. The agreements have an initial term ending in December 2021, and will automatically renew after the initial term for successive terms of two years, unless either party gives notice of its intention to terminate the agreements within at least 18 months prior to the end of the then current term.

Commercial Packaging Agreement

We entered into a Commercial Packaging Agreement with AndersonBrecon Inc., doing business as PCI of Illinois (PCI), in December 2016, for PCI’s commercial packaging services. Under the terms of the agreement, PCI will be responsible for, among other things, the packaging of certain of our products, tooling purchases and repair, analytical work, stability testing, auditing of suppliers and storage. We are responsible for supplying the product materials to PCI. Pursuant to the agreement, we have agreed to submit rolling forecasts, some of which will be binding on us. We will compensate PCI for services rendered, based on an agreed upon fee schedule and subject to certain price adjustments.

The agreement has an initial term ending in September 2019, unless earlier terminated in accordance with its terms. The agreement will automatically renew after the initial term for successive terms of two years, unless either party gives notice of its intention to terminate the agreement at least one year prior to the end of the then current term.

Marketing and Sales

During 2017, we established the balance of our commercial team to launch INGREZZA in TD. This commercial team is comprised of experienced professionals in marketing, access and reimbursement, managed markets, market research, commercial operations, and sales force planning and management.

We have built a specialty sales force in the United States of approximately 160 experienced sales professionals. This specialty sales force focuses on promotion to physicians who treat TD patients, primarily neurologists and psychiatrists.

In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control, and compliance.

Government Regulation

Our business activities, which include the manufacture and marketing of INGREZZA as well as our other potential products currently in research and development, are subject to extensive regulation by the United States and other countries. Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture, distribution, marketing and sale of our proposed products and in our ongoing research and product development activities. All of our products in development will require regulatory approval by government agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical studies and clinical trials and other approval procedures of the FDA and similar regulatory authorities in foreign countries. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources. In the United States, various federal and state statutes and regulation also govern or influence testing, manufacturing, safety, labeling, storage, and record-keeping of human therapeutic products and their marketing. Recent federal legislation imposes additional obligations on pharmaceutical manufacturers regarding product tracking and tracing.

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

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our products or product candidates, including INGREZZA, may not be considered medically necessary or cost-effective.

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

The marketability of any product or product candidates for which we or our collaborators receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015(MACRA), which will be fully implemented in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Developments by others may render our products, product candidates or technologies obsolete or noncompetitive. We are performing research on or developing products for the treatment of several disorders including endometriosis, TD, uterine fibroids, Tourette syndrome, classic congenital adrenal hyperplasia, essential tremor, pain, and other neurological and endocrine-related diseases and disorders.

In April 2017, INGREZZA (valbenazine), was approved by the FDA for TD, and is also currently in Phase IIb development for Tourette syndrome. There are currently two FDA approved drug therapies for TD; INGREZZA® and AUSTEDO® (deutetrabenazine), a deuterium labeled VMAT2 inhibitor which was developed by Teva Pharmaceutical Industries Ltd. (Teva). In addition, off-label treatment regimens for TD consist of utilizing various atypical antipsychotic medications (e.g., clozapine), benzodiazepines (off-label) or botulinum toxin injections to treat the movements associated with TD.

Generic neuroleptic medications (pimozide and haloperidol) as well as ABILIFY® (apriprizole) are approved by the FDA to control the tics associated with Tourette syndrome. Teva is also investigating AUSTEDO for utility in Tourette syndrome. Other potential indications for our VMAT2 inhibitor include the chorea associated with Huntington’s disease, schizophrenia and tardive dystonia. Currently, Austedo (deutetrabenazine) and XENAZINE® (tetrabenazine), marketed by Lundbeck, as well as its generic alternatives to Xenazine, are approved for the chorea associated with Huntington’s disease.

We, in conjunction with our partner AbbVie, are developing elagolix for the treatment of heavy menstrual bleeding associated with uterine fibroids. There are no current pharmaceutical therapies approved in the United States for the chronic treatment of uterine fibroids. During 2017, Allergan Pharmaceuticals, Inc. filed an NDA with the FDA for potential use of ESMYA® (ulipristal), a selective progesterone receptor modulator in the treatment of heavy menstrual bleeding associated with uterine fibroids. ObsEva SA has initiated a Phase IIb endometriosis study with its GnRH receptor antagonist OBE2109 and has initiated Phase III studies of uterine fibroids patients with the same molecule. Myovant Sciences, Inc. is investigating its GnRH receptor antagonist, relugolix, in Phase III trials of endometriosis, uterine fibroids and prostate cancer patients. LUPRON DEPOT®, marketed by AbbVie, is approved for short-term use to improve the outcome of uterine fibroid surgery. However, approximately 250,000 hysterectomies are performed annually in the United States as a direct result of uterine fibroids, as well as myomectomies (surgery) to remove the fibroids. Our oral small molecule pharmaceutical agent, elagolix, would compete directly with these current invasive standards of care.

LUPRON DEPOT and SYNAREL® and depo-subQ provera104®, marketed by Pfizer, are products that have been approved for the treatment of endometriosis, infertility, and central precocious puberty. These drugs, and any generic alternatives, may compete with any small molecule non-peptide GnRH antagonists we, in conjunction with our collaborative partner AbbVie, develop for these indications. Approximately 130,000 hysterectomies are performed annually in the United States as a direct result of endometriosis, as well as a significant number of laparoscopic procedures to ablate endometrial explants. Our oral small molecule pharmaceutical agent, elagolix, would also compete directly with these current invasive standards of care.

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

NBI-74788 is currently being investigated for the treatment of classic CAH, for which there are limited therapies. High doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. However, the level of dose as well as the duration of steroid use required to suppress ACTH is well above the normal physiological level of cortisol; resulting in metabolic syndrome, bone loss, growth impairment, and Cushing’s syndrome as common and serious side effects. Both Millendo Therapeutics, with its ACAT1 inhibitor ATR-101, and Spruce Biosciences, with its CRF antagonist SPR001 are in clinical development for classic CAH.

If one or more of these competitive products or programs are successful, it may reduce or eliminate the market for our products.

Compared to us, many of our competitors and potential competitors have substantially greater:

•	capital resources;

•	commercial experience;

•	research and development resources, including personnel and technology;

•	regulatory experience;

•	preclinical study and clinical testing experience;

•	manufacturing and marketing experience; and

•	production facilities.

Any of these competitive factors could harm our business, prospects, financial condition and results of operations, which could negatively affect our stock price.

Employees

As of December 31, 2017, we had approximately 400 full-time employees. None of our employees are represented by a collective bargaining arrangement, and we believe our relationship with our employees is good. In addition, we rely on a number of consultants to assist us.

Insurance

We maintain limited product liability insurance coverage for our clinical trials in the amount of $10 million per occurrence and $10 million in the aggregate. Upon FDA approval of INGREZZA we expanded our insurance coverage to include product liability insurance related to the sale of INGREZZA in the amount of $20 million per occurrence and $20 million in the aggregate. However, insurance coverage is becoming increasingly expensive, and we may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability.

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

Our ability to produce revenues ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. We currently have limited experience in marketing and selling pharmaceutical products. With respect to INGREZZA in particular, we have only recently hired our sales force to sell INGREZZA, and have only recently begun establishing our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize INGREZZA. While we have recently hired personnel, and engaged consultants with experience marketing and selling pharmaceutical products, there can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA or any product candidate approved by the FDA in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

We currently depend on a single source supplier for each of the production of INGREZZA and its active pharmaceutical ingredients. The loss of either of these suppliers, or delays or problems in the supply of INGREZZA, could materially and adversely affect our ability to successfully commercialize INGREZZA.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced United States, state and non-United States regulations. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.

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

•

drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the United States Drug Enforcement Administration, and other agencies to ensure strict compliance with current Good Manufacturing Practices and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

In connection with the clinical trials of our product candidates, we face the risks that:

•

the FDA or similar foreign regulatory authority may not allow an Investigational New Drug (IND) application or foreign equivalent filings required to initiate human clinical studies for our drug candidates or the FDA may require additional preclinical studies as a condition of the initiation of Phase I clinical studies, or additional clinical studies for progression from Phase I to Phase II, or Phase II to Phase III, or for NDA approval;

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

These risks and uncertainties impact all of our clinical programs. Specifically, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, clinical trials of INGREZZA for Tourette syndrome. With respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie, any of the clinical, regulatory or operational events described above could delay timelines for the elagolix endometriosis program, for which an NDA has been submitted to the FDA; or the completion of the Phase III uterine fibroids program. Likewise, any of these events could change our planned clinical and regulatory activities for the opicapone program in Parkinson’s disease. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

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

In April 2017, we received FDA approval for INGREZZA for TD and that approval subjects us to ongoing obligations and continued regulatory review, which may result in significant additional expense and market withdrawal. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We received FDA regulatory approval for INGREZZA in April 2017. This approval and other regulatory approvals for any of our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. With respect to the FDA’s approval of INGREZZA for TD, we are subject to certain post-marketing requirements and commitments. Failure to comply with these post-marketing requirements and commitments could result in withdrawal of our marketing approval for INGREZZA. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

All of our product candidates are currently in research or clinical development with the exception of INGREZZA, which has been approved by the FDA for TD. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

We have a history of losses and expect to increase our expenses for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of approximately $1.2 billion as of December 31, 2017. We do not expect to be profitable for the year ending December 31, 2018.

In April 2017, we received FDA approval of INGREZZA for TD, however we have not yet obtained regulatory approvals for any other product candidates. Even if we succeed in commercializing INGREZZA or developing and commercializing any of our other product candidates, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

•	commercialize INGREZZA for TD;

•	seek regulatory approvals for our product candidates;

•	develop, formulate, manufacture and commercialize our product candidates;

•	in-license or acquire new product development opportunities;

•	implement additional internal systems and infrastructure; and

•	hire additional clinical, scientific, sales and marketing personnel.

We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. We will need to generate significant revenues to achieve and maintain profitability and positive cash flow on an annual basis. We may not be able to generate these revenues, and we may never achieve profitability on an annual basis in the future. Our failure to achieve or maintain profitability on an annual basis could negatively impact the market price of our common stock. Even if we become profitable on an annual basis, we cannot assure you that we would be able to sustain or increase profitability on an annual basis.

We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of December 31, 2017, we had approximately 400 employees. Although we substantially increased the size of our organization during 2017, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, including INGREZZA, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. A significant number of companies have been the target of inquiries and investigations by various United States federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various United States Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various United States federal and state laws and regulations, including claims asserting antitrust violations, violations of the federal False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws, and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.

Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state income tax net operating loss carry forwards of approximately $978.7 million and $535.3 million, respectively. These net operating loss carry forwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that no ownership changes have occurred through December 31, 2016 and we are currently evaluating whether any ownership changes occurred through December 31, 2017. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carry forwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

The price of our common stock is volatile.

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, the price of our common stock may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. During 2017, the price of our common stock has ranged from approximately $38.00 per share to approximately $78.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

We intend to seek additional funding through strategic alliances, and may seek additional funding through public or private sales of our securities, including equity securities. For example, for so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, we can utilize a shelf registration statement currently on file with the Securities and Exchange Commission (SEC), to allow us to issue an unlimited number of securities from time to time. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under MACRA, which will be fully implemented in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, TD, uterine fibroids, Tourette syndrome, essential tremor, classic congenital adrenal hyperplasia, pain, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated. For example, in August 2017, Teva received approval for AUSTEDO® to treat TD.

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

A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the United States and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

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

In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. Despite security measures, however, our information technology and network infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. Any such cyber-attack or breach could compromise our networks and data centers and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, delays and impediments to our discovery, development, and commercialization efforts, and damage to our reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our corporate headquarters which consists of approximately 140,000 square feet of laboratory and office space located at 12780 El Camino Real in San Diego, California. The lease expires in December 2029 with options to extend the term of the lease for up to two consecutive ten year periods.

We believe that our property and equipment are generally well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth under Note 7 “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on From 10-K is incorporated herein by reference.

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

	High	Low
Year Ended December 31, 2017
1st Quarter	$47.43	$38.38
2nd Quarter	55.38	39.21
3rd Quarter	61.51	44.75
4th Quarter	78.05	57.71
Year Ended December 31, 2016
1st Quarter	$55.94	$31.25
2nd Quarter	53.00	39.01
3rd Quarter	55.15	44.69
4th Quarter	54.91	37.35

As of February 6, 2018, there were approximately 51 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during fiscal 2017.

Stock Performance Graph and Cumulative Total Return*

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2012 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the NASDAQ Composite Index and (iii) the NASDAQ Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

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

	2017	2016	2015	2014	2013
	(In thousands, except for net (loss) income per share data)
STATEMENT OF COMPREHENSIVE LOSS DATA
Revenues:
Product sales, net	$116,626	$—	$—	$—	$—
Milestones and license fees	45,000	15,000	19,769	—	2,919

Total revenues	161,626	15,000	19,769	—	2,919
Operating expenses:
Cost of product sales	1,254	—	—	—	—
Research and development	121,827	94,291	81,491	46,425	39,248
Sales, general and administrative	169,906	68,081	32,480	17,986	13,349

Total operating expenses	292,987	162,372	113,971	64,411	52,597

Loss from operations	(131,361)	(147,372)	(94,202)	(64,411)	(49,678)
Other income (expense):
Deferred gain on real estate	2,124	3,423	3,325	3,226	3,133
Interest expense	(19,523)	—	—	—	—
Other income, net	6,218	2,859	1,948	643	455

Total other income (expense), net	(11,181)	6,282	5,273	3,869	3,588

Net loss	$(142,542)	$(141,090)	$(88,929)	$(60,542)	$(46,090)

Net loss per common share:
Basic	$(1.62)	$(1.63)	$(1.05)	$(0.81)	$(0.69)
Diluted	$(1.62)	$(1.63)	$(1.05)	$(0.81)	$(0.69)
Shares used in calculation of net loss per common share:
Basic	88,089	86,713	84,496	74,577	66,989
Diluted	88,089	86,713	84,496	74,577	66,989
BALANCE SHEET DATA
Cash, cash equivalents and investments	$763,290	$350,840	$461,679	$231,301	$145,739
Working capital	500,493	280,028	358,359	182,539	136,763
Total assets	817,591	365,086	474,785	243,033	154,676
Long-term debt	369,618	—	—	—	—
Accumulated deficit	(1,198,866)	(1,056,324)	(915,234)	(826,305)	(765,763)
Total stockholders’ equity	372,138	314,877	424,454	208,699	120,410

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements pertaining to, among other things, the commercialization of our product and product candidates, the expected continuation of our collaborative agreements, the receipt of research and development payments thereunder, the future achievement of various milestones in product development and the receipt of payments related thereto, the potential receipt of royalty payments, preclinical testing and clinical trials of potential products, the period of time that our existing capital resources will meet our funding requirements, and our financial results of operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.” See “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K.

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

Our three lead late-stage clinical programs are INGREZZATM (valbenazine) for Tourette syndrome, elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), and opicapone, a highly-selective catechol-O-methyltransferase inhibitor (COMT inhibitor) that is an adjunct therapy to preparations of levodopa/DOPA decarboxylase inhibitors for adult patients with Parkinson’s disease and was in-licensed from BIAL – Portela & CA, S.A. (BIAL).

We have funded our operations primarily through private and public offerings of our common stock, debt securities and payments received under collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on our product revenues and existing and future collaborators to meet funding requirements. We expect to generate future operating losses as product candidates are advanced through the various stages of clinical development and as we proceed with the commercial launch of INGREZZA. As of December 31, 2017, we had an accumulated deficit of approximately $1.2 billion and expect to incur an operating loss in 2018.

We currently have three major collaborations. Two of these collaborations involve out-licensing of our proprietary technology to pharmaceutical partners. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) and in March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe) for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. The third collaboration agreement is one in which we in-licensed technology from BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. These three agreements are discussed below under the heading “Critical Accounting Policies.”

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, clinical trial accruals (research and development expense), convertible debt, accounts receivable, inventory, cost of product sales and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Product Revenue Recognition

Our net product sales consist of U.S. sales of INGREZZA and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. INGREZZA was approved by the FDA on April 11, 2017 and we commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD) in late April 2017. SPs dispense product to a patient based on the fulfillment of a prescription and SDs sell product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. Our agreements with SPs and the SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SD have no right of product return to us. This limited right of return results in the SP or SD using a just-in-time inventory model and which results in frequent product deliveries from our central distribution center. Our agreements with our SPs and SD provide data related to prescription fulfillment including the insurance coverage, copay amounts, deductibles and other data necessary to determine net product sales.

We record revenue when the product is delivered to our SPs or SD, which is an approach frequently referred to as the “sell-in” revenue recognition model. We recognize revenue from product sales net of allowances for distribution fees, rebates, chargebacks, and co-payment assistance. Reserves are established for these allowances upon receipt of INGREZZA by the SPs or SD and are classified as: (i) an allowance against accounts receivable if the amount is payable to the SP or SD, or (ii) an accrued liability if the amount is payable to a party other than the SP or SD. Allowances against accounts receivable relate to chargebacks and distributor fees and accruals relate primarily to government rebates.

Distribution Fees: Distribution fees include fees paid to the SPs and SD for data, prompt payment discounts and other off-invoice discounts. These fees are recorded based on contractual terms.

Government Rebates: Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and result from contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, expected utilization and expected trends in net reimbursement. Our expected utilization of rebates is based on prescription level detail provided by our SPs that includes insurer amounts for each prescription filled during the period as well as the limited amount of product that is in the SPs warehouse at period end.

Chargebacks: Chargebacks are discounts that relate to contracts with government and other entities purchasing from the SD at a discounted price. The SD charges back to us the difference between the price initially paid by the SD and the discounted price paid to the SD by these entities. Chargebacks are recorded based on known and expected SD sales to these entities.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is recorded based on actual and expected program participation. We base our estimate of expected program participation on prescription level detail provided by our SPs that includes copay amounts for each prescription filled during the period as well as the limited amount of product that is in the SPs warehouse at period end. While we obtain this detailed information, we must make estimates of the actual level of rebates, which we base on the detailed information as well as our experience.

Due to estimates and assumptions inherent in determining the government rebate and copay assistance amounts, the actual rebates and copay assistance paid may be different than our estimates.

Collaboration Agreement Revenue Recognition

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

We typically receive up-front payments when licensing our intellectual property, which often occurs in conjunction with an R&D agreement. We recognize revenue attributed to the license upon delivery, provided that the license has stand-alone value.

Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive. A milestone event is generally considered to be substantive if its achievability was not reasonably assured at the inception of the agreement. We assess whether a milestone is substantive at the inception of each agreement.

Cost of Product Sales

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

Inventory

Inventory is stated at the lower of cost or estimated net realizable value. We currently use actual costing methodologies to determine the cost basis for our inventories. Inventory is valued on a first-in, first-out basis and consists primarily of third-party manufacturing costs. We capitalize inventory costs associated with our products upon regulatory approval when, based on our judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are expensed. Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At December 31, 2017, our physical inventory consisted primarily of active pharmaceutical product that had been produced prior to FDA approval of INGREZZA with no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with accounting guidance. Additionally, bulk drug production, finished bottling and other activities that occurred post FDA approval are included in inventory at December 31, 2017. We provide reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, we have determined that such reserves are not required.

Research and Development Expense

R&D expense consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing research and development efforts; as well as scientific contractor fees, preclinical and clinical trial costs, research and development facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, we fund R&D and clinical trials at other companies and research institutions under agreements, which are generally cancelable. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Share-Based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements (inducement grants). We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan, and grant certain employees stock options and RSUs under the Neurocrine Biosciences, Inc. Inducement Plan (Inducement Plan). Additionally, we have outstanding options that were granted under previous equity plans from which we no longer make grants. Share-based compensation expense related to these equity instruments for the years ended December 31, 2017, 2016 and 2015 was $42.5 million, $28.5 million and $28.4 million, respectively.

Stock option awards and RSUs generally vest over a three to four year period and expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved; upon which expense is then recognized ratably over the expected performance period. During 2017, 2016 and 2015, we recognized approximately $0.4 million, $1.8 million and $8.8 million, respectively, in expense related to certain PRSUs as it became probable that pre-defined performance conditions would be met primarily due to the Phase III results of the Kinect 3 clinical study which were unblinded during the third quarter of 2015.

For purposes of calculating share-based compensation, we estimate the fair value of share-based compensation awards using a Black-Scholes option-pricing model. The determination of the fair value of share-based compensation awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including but not limited to expected stock price volatility over the term of the awards and the expected term of stock options. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates. For example, an increase in the underlying stock price results in a significant increase in the Black-Scholes option-pricing.

If factors change and we employ different assumptions, share-based compensation expense may differ significantly from what we have recorded in the past. If there is a difference between the assumptions used in determining share-based compensation expense and the actual factors which become known over time, we may change the input factors used in determining share-based compensation expense for future grants. These changes, if any, may materially impact our results of operations in the period such changes are made. For actual forfeitures, we recognize the adjustment to compensation expense in the period the forfeitures occur.

Convertible Debt

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

Debt acquisition costs related to the 2024 Notes were $14.7 million. In addition, we allocated $149.2 million to the equity component of the convertible debt instrument. We are amortizing the debt acquisition costs and the equity component over the life of the 2024 Notes as additional non-cash interest expense utilizing the effective interest method.

Collaboration Agreements

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

For the year ended December 31, 2017, we recognized $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of INGREZZA in TD in Asia. No revenue was recognized under the Mitsubishi Tanabe agreement for the year ended December 31, 2016. For the year ended December 31, 2015, we recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

AbbVie Inc. (AbbVie). In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and agreed to make additional development and regulatory event-based payments of up to $480 million and up to an additional $50 million in commercial event-based payments. We assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a

Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (i) they are events that can only be achieved in part on our past performance, (ii) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (iii) they result in additional payments being due to us. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of December 31, 2017, $455 million remains outstanding in future event-based payments under the agreement. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance and will be recognized when earned as we have no ongoing obligations.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us. In such event all GnRH Compound product rights would revert to us.

During 2017, event-based revenue of $30.0 million was recognized based on AbbVie’s New Drug Application (NDA) submission for elagolix in endometriosis being accepted as filed by the FDA. During 2016, event-based revenue of $15.0 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue was recognized during 2015 under this collaboration agreement.

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

Under the terms of the agreement, we paid BIAL an upfront license fee of $30 million, which was expensed in the first quarter of 2017 as in process research and development. We may also be required to pay up to an additional $115 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. Prior to FDA approval of opicapone, we may be required to pay up to $20 million in milestones based on certain regulatory and clinical results and FDA acceptance of our NDA filing for opicapone. Upon commercialization of opicapone, we have agreed to determine certain annual sales forecasts. In the event that we fail to meet the minimum sales requirements for a particular year, we will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if we fail to meet the minimum sales requirements for any two years, BIAL may terminate the agreement.

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

Results of Operations for Years Ended December 31, 2017, 2016 and 2015

Revenue

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $116.6 million for the year ended December 31, 2017 with no similar net product sales during 2016 or 2015.

Milestones and License Fees

The following table summarizes our collaboration revenue during the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Revenues under collaboration agreements:
Mitsubishi Tanabe Pharma, Inc.	$15.0	$—	$19.8
AbbVie, Inc.	30.0	15.0	—

Total revenues	$45.0	$15.0	$19.8

During 2017, we recognized $15.0 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of INGREZZA in TD in Asia. During October 2017, AbbVie’s NDA submission for elagolix in endometriosis was accepted as filed by the FDA. This NDA filing acceptance generated a $30.0 million milestone event payment to us.

During 2016, we recognized $15.0 million in event-based revenue under our collaboration agreement with AbbVie as a result of AbbVie initiating Phase III clinical studies of elagolix in patients with uterine fibroids.

During 2015, we entered into our collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of our VMAT2 inhibitor INGREZZA for movement disorders in Japan and other select Asian markets. Payments from Mitsubishi Tanabe under this agreement included an up-front license fee of $30 million. During 2015, we recorded revenues of $19.8 million related to the up-front license fee.

Operating Expenses

Cost of Product Sales

Cost of product sales was $1.3 million for the year ended December 31, 2017. Product sold during the year ended December 31, 2017 included drug product that was previously charged to research and development expense prior to FDA approval of INGREZZA for TD. This minimal cost drug product had a positive impact on our cost of product sales and related product gross margins for the year ended December 31, 2017. We will continue to have a lower cost of product sales that excludes the cost of the API that was produced prior to FDA approval until we manufacture API and sell INGREZZA that includes this newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales in the near-term will be less than we anticipate it will be in future periods. No similar cost of product sales was recognized during 2016 or 2015.

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

The following table presents our total R&D expenses by category during the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(In millions)
External development expense:
VMAT2	$20.9	$32.4	$29.3
CRF	3.9	2.5	3.3
Other	3.4	1.0	1.2

Total external development expense	28.2	35.9	33.8
R&D personnel expense	42.2	34.1	32.8
R&D facility and depreciation expense	5.8	6.3	6.0
Other R&D expense	45.6	18.0	8.9

Total research and development expense	$121.8	$94.3	$81.5

R&D expense increased by $27.5 million, from $94.3 million in 2016 to $121.8 million in 2017. This increase in R&D expense was primarily driven by the $30 million paid to BIAL to in-license opicapone. Approximately $8.1 million of the increase in R&D expense was due to higher R&D personnel related expense, offset by a decrease in VMAT2 spending due to the wind down of the Phase III clinical program and NDA preparation activities related to INGREZZA for TD during 2016.

R&D expense increased from $81.5 million in 2015 to $94.3 million in 2016. This increase was primarily due to a $9.1 million increase in other R&D expenses related to efforts around our NDA filing of INGREZZA for TD, including $2.4 million for the related FDA filing fee and an increase in scientific consulting expense of approximately $6.6 million. Additionally, external development expenses related to our INGREZZA Phase III clinical program in TD and Phase II program in Tourette syndrome increased by $3.1 million from 2015 to 2016.

We expect ongoing research and development expenses in 2018 to be higher than 2017 levels due to increased headcount in research and development, increased clinical trial activity, and post-marketing studies of INGREZZA for TD.

Sales, General and Administrative

Sales, general and administrative expense increased to $169.9 million for 2017 compared with $68.1 million during the same period in 2016. The $101.8 million increase in sales, general and administrative expense is primarily due to the launch of our commercial efforts for INGREZZA in April 2017 and is primarily due to higher personnel related costs (increased by $56.7 million), with share-based compensation costs accounting for $8.2 million of this increase in personnel costs. Additionally, external costs related to market research, patient support, commercial launch activities and other professional services were $36.6 million higher for 2017 when compared to 2016.

Sales, general and administrative expenses were $68.1 million in 2016 compared to $32.5 million in 2015. The $35.6 million increase in general and administrative expense from 2015 to 2016 was primarily due to higher personnel related costs associated with an increase in headcount to support our commercial launch preparations for INGREZZA in TD (increased by $13.5 million). Additionally, external costs related to market research, commercial launch preparation and other professional services were $20.2 million higher for 2016 when compared to 2015.

We expect our general and administrative expenses in 2018 to increase significantly from 2017 expense levels due to having a full year of commercialization activities related to INGREZZA for TD.

Interest Expense

As discussed above, during May 2017, we issued $517.5 million of convertible debt which resulted in $19.5 million in interest expense during 2017. $11.8 million of which relates to amortization of debt discount and debt acquisition costs. The remaining $7.7 million relates to the stated interest of which $6.2 million was paid in cash during the year. There was no related interest expense in 2016 or 2015.

We expect our 2018 interest expense to increase significantly from 2017 expense levels due to having a full year of convertible debt outstanding.

Net Loss

Our net loss for 2017 was $142.5 million, or $1.62 net loss per common share, our net loss for 2016 was $141.1 million, or $1.63 net loss per common share, and our net loss for 2015 was $88.9 million, or $1.05 net loss per common share.

Our net loss was fairly consistent from 2016 to 2017. Operating expenses increased by $130.6 million from 2016 to 2017 primarily due to the in-licensing of opicapone and the costs associated with the commercial launch of INGREZZA for TD. This increase in operating expenses was offset by a $146.6 million increase in revenue from 2016 to 2017, primarily driven by sales of INGREZZA.

The increase in our net loss from 2015 to 2016 was primarily a result of higher overall expenses associated with INGREZZA clinical activities and commercial launch preparations. In addition, revenue for 2016 decreased by $4.8 million due to the $19.8 million in revenue recognized from the up-front license fee from Mitsubishi Tanabe in 2015 being greater than the $15.0 million milestone payment received from AbbVie during 2016.

For 2018, although we anticipate significantly higher sales, we expect to have a net loss due to higher operating expenses to execute our clinical programs and and higher general and administrative expenses as we continue to execute on our commercialization plan for INGREZZA in TD. Ongoing operational R&D expenses (costs excluding the in-licensing fee of $30 million for opicapone) for 2018 are expected to be higher than 2017 levels due to increased headcount in research and development and increased clinical trial activity. Revenue is expected to increase in 2018 due to an anticipated event-based payment from AbbVie under our collaboration agreement, as well as anticipated increased product sales of INGREZZA in TD.

Liquidity and Capital Resources

At December 31, 2017, our cash, cash equivalents, and investments totaled $763.3 million compared with $350.8 million at December 31, 2016.

Net cash used in operating activities during 2017 was $94.3 million compared to $106.2 million in 2016. The net loss from 2017 increased by $1.4 million over 2016 levels but included an increase in non-cash share based compensation expense of $14.1 million and the non-cash impact of the amortization of debt discount associated with the Senior Convertible Notes during 2017 of approximately $10.9 million.

Net cash used in operating activities during 2016 was $106.2 million compared to $38.0 million in 2015. The $68.2 million change in cash flows from operating activities is primarily due to an increase in net loss of approximately $52.2 million. In addition, during 2015, we received $30.0 million from Mitsubishi Tanabe as an upfront licensing payment; of which approximately $10.2 million was accounted for as deferred revenue.

Net cash used in investing activities was $250.9 million in 2017 and $195.8 million in 2015 as compared to $112.9 million of net cash provided by investing activities in 2016. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities, and the fluctuation of our portfolio mix between cash equivalents and short-term investment holdings. The average term to maturity in our investment portfolio is less than one year.

Net cash provided by financing activities during 2017 was $516.6 million compared to $2.4 million and $277.0 million in 2016 and 2015, respectively. The increase in cash provided by financing activities from 2016 to 2017 was primarily due to net proceeds of approximately $502.8 million from our offering of senior convertible debt in May 2017. Cash provided by financing activities during 2015 included approximately $270.7 million from our public offering of common stock in February 2015. During 2017, 2016 and 2015 stock option exercises yielded approximately $13.9 million, $2.4 million and $6.3 million, respectively, in cash proceeds.

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

Shelf Registration Statement. In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of December 31, 2017, we had not sold any securities under this shelf registration statement.

Convertible Debt. In May 2017, we issued $517.5 million aggregate principal amount of 2.25% Convertible Senior Notes due May 2024 (2024 Notes). Debt issuance costs of approximately $14.7 million were primarily comprised of initial purchasers’ discounts and commissions, legal, accounting, and other professional fees, a portion of which was capitalized and are recorded as a reduction to long-term debt and is being amortized as interest expense using the effective interest method over the seven-year term of the 2024 Notes. The remaining debt issuance costs were allocated as a component of equity in additional paid-in capital.

The 2024 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock based on an initial conversion rate, subject to adjustment, of 13.1711 shares per $1,000 principal amount of the 2024 Notes (which represents an initial conversion price of approximately $75.92 per share). The 2024 Notes will mature on May 15, 2024, unless earlier converted, redeemed or repurchased. Prior to the close of business on the business day immediately preceding January 15, 2024, the 2024 Notes will be convertible at the option of the holders only upon satisfaction of certain conditions. Thereafter, the 2024 Notes will be convertible at the option of the holders at any time up until the close of business on the scheduled trading day immediately preceding May 15, 2024. We may not redeem the 2024 Notes prior to May 15, 2021. On or after this date, at our election, we may redeem all, or any portion, of the 2024 Notes for cash if the last reported sales price of our common stock, for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day immediately preceding the date which we send the related redemption notice, is more than 130% of the conversion price of the 2024 Notes in effect on each applicable trading day.

Factors That May Affect Future Financial Condition and Liquidity

We anticipate increases in expenditures as we execute on our commercialization plan for INGREZZA and continue our R&D activities. Because of our limited financial resources, our strategies to develop some of our programs include collaborative agreements with major pharmaceutical companies and sales of our securities in both public and private offerings. Our collaborative agreements typically include a partial recovery of our research costs through license fees, contract research funding and milestone revenues. Our collaborators are also financially and managerially responsible for clinical development and commercialization. In these cases, the estimated completion date would largely be under the control of the collaborator. We cannot forecast, with any degree of certainty, which other proprietary products or indications, if any, will be subject to future collaborative arrangements, in whole or in part, and how such arrangements would affect our capital requirements.

Our in-license, research and clinical development agreements are generally cancelable with written notice within 180 days or less. In addition to the minimum annual payments due under certain in-license and research agreements, including a $30 million upfront license fee paid to BIAL in February 2017, we may be required to pay up to approximately $132 million in milestone payments, plus sales royalties, in the event that all scientific research, development and commercialization milestones under these agreements are achieved.

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

We lease our office and research laboratories under an operating lease with an initial term that expires at the end of 2029.

As of December 31, 2017, the total estimated future annual minimum lease payments under our non-cancelable operating lease obligations are as follows (in thousands):

Payment Amount
Year ending:
2018	$7,368
2019	7,589
2020	7,844
2021	8,079
2022 and thereafter	74,000

Total future minimum lease payments	$104,880

As discussed above, the 2024 Notes (face value of $517.5 million) will mature on May 15, 2024, unless earlier converted, redeemed or repurchased. We may not redeem the 2024 Notes prior to May 15, 2021. On or after this date, at our election, we may redeem all, or any portion, of the 2024 Notes under certain circumstances. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.

The funding necessary to execute our business strategies is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Marketing of approved pharmaceuticals and completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a product candidate. It is also important to note that if a clinical candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, safety or a change in market demand.

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

Other than INGREZZA, which has been approved by the FDA for the treatment of TD, our product candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products in the United States. In order to proceed to subsequent clinical trial stages and to ultimately achieve regulatory approval, the FDA must conclude that our clinical data establish safety and efficacy. We must satisfy the requirements of similar regulatory authorities in foreign countries in order to market products in those countries. The results from preclinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in clinical trials, but subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approvals.

As a result of the uncertainties discussed above, among others, the duration and completion costs of our R&D projects, clinical trials, and post-marketing studies are difficult to estimate and are subject to considerable variation. Our inability to complete our R&D projects in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

We currently have limited experience in marketing and selling pharmaceutical products. If we fail to maintain successful marketing, sales, and reimbursement capabilities, or fail to enter into successful arrangements with third parties, our product revenues may suffer. We also may be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital requirements will depend on many factors, including:

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on December 31, 2017, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

New Accounting Pronouncements

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. We have performed a review of these new standards as compared to our current accounting policies for customer contracts and collaborative relationships. As of December 31, 2017, we have not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. We are currently evaluating the impact of the new standard on historical revenue recorded for our two collaboration agreements. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of the new revenue recognition guidance for collaboration agreements which will ultimately determine the impact, if any, the adoption of this standard may have on the consolidated financial statements.

We expect the accounting for contingent milestone payments to be the most significant change in accounting for our license and collaboration agreements. Topic 605 provides guidance specific to the accounting for milestone payments, including the ability to defer the recognition of any milestones until received and, if certain criteria are met, the ability to recognize milestone payments as revenue when received. However, Topic 606 does not contain guidance specific to milestone payments, thereby requiring potential milestone payments to be considered in accordance with the overall model of Topic 606. As a result, revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of achievement of the milestone and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in recognizing milestone revenue before the milestone event has been achieved. In addition, Topic 606 changes guidance regarding the accounting for variable consideration received from licensees, which may impact the estimation of, and determination of the timing of, the related revenue recognition.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. The ASU was effective for us on January 1, 2018. We do not expect the adoption of the ASU will have a material effect on our results of operations, financial condition or cash flows.

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

NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Neurocrine Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1992.

San Diego, California

February 13, 2018

NEUROCRINE BIOSCIENCES, INC.

Consolidated Balance Sheets

(In thousands, except for par value and share totals)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$254,712	$83,267
Short-term investments, available-for-sale	261,217	224,083
Accounts receivable	31,127	—
Other current assets	7,863	3,092

Total current assets	554,919	310,442
Property and equipment, net	10,811	6,271
Long-term investments, available-for-sale	247,361	43,490
Restricted cash	4,500	4,883

Total assets	$817,591	$365,086

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$53,520	$26,182
Current portion of deferred rent	—	470
Current portion of cease-use liability	62	236
Current portion of deferred gain on sale of real estate	731	3,526
Other current liabilities	113	—

Total current liabilities	54,426	30,414
Deferred gain on sale of real estate	8,043	7,372
Deferred revenue	10,231	10,231
Deferred rent	3,135	1,462
Convertible senior notes	369,618	—
Cease-use liability	—	617
Other liabilities	—	113

Total liabilities	445,453	50,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 88,793,903 and 86,883,300 at December 31, 2017 and 2016, respectively	89	87
Additional paid-in capital	1,572,765	1,371,432
Accumulated other comprehensive loss	(1,850)	(318)
Accumulated deficit	(1,198,866)	(1,056,324)

Total stockholders’ equity	372,138	314,877

Total liabilities and stockholders’ equity	$817,591	$365,086

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except net loss per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Product sales, net	$116,626	$—	$—
Milestones and license fees	45,000	$15,000	$19,769

Total revenues	161,626	15,000	19,769
Operating expenses:
Cost of product sales	1,254	—	—
Research and development	121,827	94,291	81,491
Sales, general and administrative	169,906	68,081	32,480

Total operating expenses	292,987	162,372	113,971

Loss from operations	(131,361)	(147,372)	(94,202)
Other income:
Deferred gain on real estate	2,124	3,423	3,325
Interest expense	(19,523)	—	—
Investment income, net	6,238	2,838	1,928
Other (expense) income, net	(20)	21	20

Total other income	(11,181)	6,282	5,273

Net loss	$(142,542)	$(141,090)	$(88,929)

Net loss per common share:
Basic	$(1.62)	$(1.63)	$(1.05)

Diluted	$(1.62)	$(1.63)	$(1.05)

Shares used in the calculation of net loss per common share:
Basic	88,089	86,713	84,496

Diluted	88,089	86,713	84,496

Other comprehensive loss:
Net loss	$(142,542)	$(141,090)	$(88,929)
Net unrealized (losses) gains on available-for-sale securities	(1,532)	659	(700)

Comprehensive loss	$(144,074)	$(140,431)	$(89,629)

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands)

	Common Stock			Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Additional Paid in Capital
BALANCE AT DECEMBER 31, 2014	76,466	$76	$1,035,205	$(277)	$(826,305)	$208,699
Net loss	—	—	—	—	(88,929)	(88,929)
Unrealized losses on investments	—	—	—	(700)	—	(700)
Share-based compensation	—	—	28,392	—	—	28,392
Issuance of common stock for restricted share units vested	503	1	—	—	—	1
Issuance of common stock for option exercises	1,308	1	6,303	—	—	6,304
Issuance of common stock, net of offering costs	7,986	8	270,679	—	—	270,687

BALANCE AT DECEMBER 31, 2015	86,263	$86	$1,340,579	$(977)	$(915,234)	$424,454
Net loss	—	—	—	—	(141,090)	(141,090)
Unrealized losses on investments	—	—	—	659	—	659
Share-based compensation	—	—	28,464	—	—	28,464
Issuance of common stock for restricted share units vested	284	—	—	—	—	—
Issuance of common stock for option exercises	336	1	2,389	—	—	2,390

BALANCE AT DECEMBER 31, 2016	86,883	$87	$1,371,432	$(318)	$(1,056,324)	$314,877
Net loss	—	—	—	—	(142,542)	(142,542)
Unrealized gains on investments	—	—	—	(1,532)	—	(1,532)
Share-based compensation	—	—	42,522		—	42,522
Issuance of common stock for restricted share units vested	562	1	—	—	—	1
Issuance of common stock for option exercises	1,349	1	13,863	—	—	13,864
Equity component of convertible debt, net of issuance costs	—	—	144,948	—	—	144,948

BALANCE AT DECEMBER 31, 2017	88,794	$89	$1,572,765	$(1,850)	$(1,198,866)	$372,138

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(142,542)	$(141,090)	$(88,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,400	1,453	1,009
Gain on sale of assets, net	(2,104)	(3,431)	(3,334)
Cease-use expense	(544)	(584)	(85)
Amortization of debt issuance costs	848	—	—
Amortization of debt discount	10,937	—	—
Deferred revenues	—	—	10,231
Deferred rent	1,203	(294)	(16)
Amortization of premiums on investments	1,756	3,520	6,032
Non-cash share-based compensation expense	42,522	28,464	28,392
Change in operating assets and liabilities:
Accounts receivable	(31,127)	—	—
Inventory	(1,024)	—	—
Other current assets	(3,747)	1,791	(489)
Accounts payable and accrued liabilities	27,338	4,398	9,841
Cease-use liability	(247)	(300)	(610)
Other liabilities	—	(108)	(39)

Net cash used in operating activities	(94,331)	(106,181)	(37,997)
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of investments	(583,408)	(298,776)	(449,052)
Sales/maturities of investments	339,088	415,826	255,123
Deposits and restricted cash	383	(92)	40
Proceeds from sales of property and equipment	7	13	9
Purchases of property and equipment	(6,940)	(4,108)	(1,934)

Net cash (used in) provided by investing activities	(250,870)	112,863	(195,814)
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of common stock	13,865	2,390	276,992
Proceeds from issuance of senior convertible notes, net	502,781	—	—

Net cash provided by financing activities	516,646	2,390	276,992

Net change in cash and cash equivalents	171,445	9,072	43,181
Cash and cash equivalents at beginning of the year	83,267	74,195	31,014

Cash and cash equivalents at end of the year	$254,712	$83,267	$74,195

SUPPLEMENTAL DISCLOSURES
Interest paid	$6,242	$—	$—
Taxes paid	$—	$—	$—

See accompanying notes.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activities. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers and develops innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs through its novel research and development (R&D) platform focused on neurological, psychological, and endocrine based diseases and disorders. In April 2017, the Company received approval from the United States Food and Drug Administration (FDA) for INGREZZA® (valbenazine), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of TD. The Company’s three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), INGREZZA for Tourette syndrome and opicapone, a highly-selective catechol-O-methyltransferase inhibitor for the treatment of Parkinson’s disease.

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

Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments and accounts receivables. The Company has established guidelines to limit its exposure to credit risk by placing investments with high credit quality financial institutions, diversifying its investment portfolio and placing investments with maturities that maintain safety and liquidity.

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

Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At December 31, 2017, the Company’s physical inventory included active pharmaceutical product that had been produced prior to FDA approval of INGREZZA and accordingly has no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with authoritative guidance. Additionally, manufacturing of bulk drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at December 31, 2017.

The Company provides reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that such reserves are not required.

Cost of Product Sales. Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of INGREZZA. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges as well as manufacturing variances. A significant portion of the cost of producing the product sold during the year ended December 31, 2017 was expensed as R&D prior to the Company’s New Drug Application (NDA) approval for INGREZZA and therefore is not included in the cost of product sales during this period.

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

Advertising Expense. In connection with the FDA approval and commercial launch of INGREZZA in 2017, the Company began to incur advertising costs. Advertising costs are expensed when services are performed or goods are delivered. The Company incurred $10.1 million in advertising costs in 2017 related to its marketed product, INGREZZA. No advertising costs were capitalized as prepaid expenses at December 31, 2017.

Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of three to seven years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term.

Industry Segment and Geographic Information. The Company operates in a single industry segment – the discovery, development and marketing of therapeutics for the treatment of neurological and endocrine based diseases and disorders. The Company had no foreign based operations during any of the years presented. All revenue is generated in the United States.

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

Fair Value of Financial Instruments. Certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Convertible senior notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to face value of the notes over the seven year term. The fair value of the 2024 Notes is estimated utilizing market quotations from an over-the-counter trading market. As of December 31, 2017, the fair value approximated 128 percent of the face principal amount of the convertible senior notes.

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

Revenue Recognition.

Product Sales, Net. The Company’s net product sales consist of U.S. sales of INGREZZA and are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and title to the product and associated risk of loss has passed to the customer, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured.

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

The Company has determined it can reasonably estimate its sales allowances at the time title and risk of loss transfers to the SP or SD. Therefore, the Company records revenue when the product is delivered to the SPs or SD, which is an approach frequently referred to as the “sell-in” revenue recognition model.

The Company recognizes revenue from product sales net of the following allowances:

Distribution Fees: Distribution fees include fees paid to the SPs and SD for data, prompt payment discounts and other off-invoice discounts. Distribution fees are recorded as an offset to gross revenue based on contractual terms at the time revenue from the sale is recognized.

Government Rebates: Government rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and result from contractual agreements with, or statutory requirements pertaining to, Medicaid and Medicare benefit providers. The allowance for rebates is based on statutory discount rates, expected utilization and expected trends in net reimbursement. Expected utilization of rebates is based on prescription level detail provided by the SPs that includes insurer amounts for each prescription filled during the period as well as the limited amount of product that is in the SPs warehouse at period end.

Chargebacks: Chargebacks are discounts that relate to contracts with government and other entities purchasing from the SD at a discounted price. The SD charges back to the Company the difference between the price initially paid by the SD and the discounted price paid to the SD by these entities. Chargebacks are recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on known and expected SD sales to these entities.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. Co-payment assistance is recorded as an offset to gross revenue at the time revenue from the product sale is recognized based on expected and actual program participation. Expected program participation is based on prescription level detail provided by the SPs that includes copay amounts for each prescription filled during the period as well as the limited amount of product that is in the SPs warehouse at period end.

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

Collaborative Research and Development Agreements.

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

To determine the units of accounting under a multiple-element arrangement, the Company evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. The selling prices of deliverables under an arrangement may be derived using vendor specific objective evidence (VSOE), third-party evidence, or a best estimate of selling price (BESP), if VSOE or third-party evidence is not available. For most pharmaceutical licensing and collaboration agreements, BESP is utilized. Establishing BESP involves judgment and considers multiple factors, including market conditions and company-specific factors, including those factors contemplated in negotiating the agreements, as well as internally developed models that include assumptions related to market opportunity, discounted cash flows, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the agreement. In validating the BESP, the Company considers whether changes in key assumptions used to determine the BESP will have a significant effect on the allocation of the arrangement consideration between the multiple deliverables. The allocated consideration for each unit of accounting is recognized over the related obligation period in accordance with the applicable revenue recognition criteria.

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

The Company typically receives up-front payments when licensing its intellectual property, which often occurs in conjunction with an R&D agreement. The Company will recognize revenue attributed to the license upon delivery, provided that the license has stand-alone value.

Milestones are recognized when earned, as evidenced by written acknowledgment from the collaborator or other persuasive evidence that the milestone has been achieved, provided that the milestone event is substantive.

A milestone event is generally considered to be substantive if its achievability was not reasonably assured at the inception of the agreement. The Company assesses whether a milestone is substantive at the inception of each agreement.

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

Investment Income, Net. Investment income, net is comprised of interest and dividends earned on cash, cash equivalents and investments as well as gains and losses realized from activity in the Company’s investment portfolio. For the years ended December 31, 2017, 2016 and 2015, the investment income was $6.2 million, $2.8 million and $1.9 million, respectively and primarily consisted of interest income.

Net Loss Per Share. The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements or convertible debt. Common share equivalents are excluded from the diluted net loss per share calculation because of their anti-dilutive effect.

Due to the Company’s net loss position in 2017, 2016 and 2015, approximately 3.4 million, 3.8 million and 4.1 million, respectively, of common share equivalents related to outstanding restricted stock units and employee options were excluded from the diluted common shares outstanding. For the years ended December 31, 2017, 2016 and 2015, there were employee stock options, calculated on a weighted average basis, to purchase 0.4 million, 0.4 million, and 0.1 million shares of our common stock with an exercise price greater than the average market price of the underlying common shares.

Additionally, during May 2017 the Company issued $517.5 million of convertible debt which under certain circumstances may convert to common shares outstanding. If converted, this $517.5 million of convertible debt would represent approximately 6.8 million common shares.

Impact of Recently Issued Accounting Standards.

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. These new standards became effective for us on January 1, 2018, and will be adopted using the modified retrospective method through a cumulative-effect adjustment, if any, directly to retained earnings as of that date. The Company has performed a review of these new standards as compared to our current accounting policies for customer contracts and collaborative relationships. As of December 31, 2017, the Company has not identified any accounting changes that would materially impact the amount of reported revenues with respect to our product revenues. The Company is currently evaluating the impact of the new standard on historical revenue recorded for our two collaboration agreements. This ongoing evaluation is dependent upon the resolution of certain questions relating to the application of the new revenue recognition guidance for collaboration agreements which will ultimately determine the impact, if any, the adoption of this standard may have on the consolidated financial statements.

The company expects the accounting for contingent milestone payments to be the most significant change in accounting for its license and collaboration agreements. Topic 605 provides guidance specific to the accounting for milestone payments, including the ability to defer the recognition of any milestones until received and, if certain criteria are met, the ability to recognize milestone payments as revenue when received. However, Topic 606 does not contain guidance specific to milestone payments, thereby requiring potential milestone payments to be considered in accordance with the overall model of Topic 606. As a result, revenues from contingent milestone payments may be recognized earlier under Topic 606 than under Topic 605, based on an assessment of the probability of achievement of the milestone and the likelihood of a significant reversal of such milestone revenue at each reporting date. This assessment may result in recognizing milestone revenue before the milestone event has been achieved. In addition, Topic 606 changes guidance regarding the accounting for variable consideration received from licensees, which may impact the estimation of, and determination of the timing of, the related revenue recognition.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under this ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. This ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. This ASU was effective for the Company on January 1, 2018. The Company does not expect the adoption of this ASU to have a material effect on its results of operations, financial condition or cash flows.

NOTE 2. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

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

For the year ended December 31, 2017, the Company recognized $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of INGREZZA in TD in Asia. No revenue was recognized under the Mitsubishi Tanabe agreement for the year ended December 31, 2016. For the year ended December 31, 2015, the Company recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable.

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million, of which $75 million has been earned to date, and up to an additional $50 million in commercial event-based payments. The Company has assessed event-based payments under the revised authoritative guidance for research and development milestones and determined that event-based payments prior to commencement of a Phase III clinical study, as defined in the agreement, meet the definition of a milestone in accordance with authoritative guidance as (1) they are events that can only be achieved in part on the Company’s past performance, (2) there is substantive uncertainty at the date the arrangement was entered into that the event will be achieved and (3) they result in additional payments being due to the Company. Development and regulatory event-based payments subsequent to the commencement of a Phase III clinical study, however, currently do not meet these criteria as their achievement is based on the performance of AbbVie. As of December 31, 2017, approximately $455 million remains outstanding in future event-based payments under the agreement as the performance is based solely on AbbVie. However, none of the remaining event-based payments meet the definition of a milestone in accordance with authoritative accounting guidance.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing and commercialization costs. The Company will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to the Company. In such event, the Company would be entitled to specified payments for ongoing clinical development and related activities and all GnRH Compound product rights would revert to the Company. During 2017, event-based revenue of $30.0 million was recognized based on AbbVie’s NDA submission for elagolix in endometriosis being accepted as filed by the FDA. During 2016, event-based revenue of $15.0 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue was recognized during 2015 under this collaboration agreement.

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

Investments at December 31, 2017 and 2016 consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016
Certificates of deposit	$—	$960
Commercial paper	75,362	49,245
Corporate debt securities	414,815	204,436
Securities of government-sponsored entities	18,401	12,932

Total investments	$508,578	$267,573

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2016:
Classified as current assets:
Certificates of deposit	Less than 1	$960	$—	$—	$960
Commercial paper	Less than 1	49,280	3	(38)	49,245
Corporate debt securities	Less than 1	168,548	3	(117)	168,434
Securities of government-sponsored entities	Less than 1	5,448	—	(4)	5,444

Total short-term available-for-sale securities		$224,236	$6	$(159)	$224,083

Classified as non-current assets:
Corporate debt securities	1 to 2	$36,149	$—	$(147)	$36,002
Securities of government-sponsored entities	1 to 2	7,506	—	(18)	7,488

Total long-term available-for-sale securities		$43,655	$—	$(165)	$43,490

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
December 31, 2017:
Classified as current assets:
Commercial paper	Less than 1	$75,396	$1	$(35)	$75,362
Corporate debt securities	Less than 1	178,776	—	(400)	178,376
Securities of government-sponsored entities	Less than 1	7,503	—	(24)	7,479

Total short-term available-for-sale securities		$261,675	$1	$(459)	$261,217

Classified as non-current assets:
Corporate debt securities	1 to 2	$237,749	$—	$(1,310)	$236,439
Securities of government-sponsored entities	1 to 2	11,004	—	(82)	10,922

Total long-term available-for-sale securities		$248,753	$—	$(1,392)	$247,361

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
December 31, 2016:
Commercial paper	$43,781	$(38)	$—	$—	$43,781	$(38)
Corporate debt securities	185,243	(261)	9,144	(3)	194,387	(264)
Securities of government-sponsored entities	12,932	(22)	—	—	12,932	(22)

Total	$241,956	$(321)	$9,144	$(3)	$251,100	$(324)

December 31, 2017:
Commercial paper	$62,602	$(35)	$—	$—	$62,602	$(35)
Corporate debt securities	386,728	(1,660)	28,087	(50)	414,815	(1,710)
Securities of government-sponsored entities	10,922	(82)	7,479	(24)	18,401	(106)

Total	$460,252	$(1,777)	$35,566	$(74)	$495,818	$(1,851)

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the years ended December 31, 2017 and 2016.

The Company’s assets which are measured at fair value on a recurring basis as of December 31, 2017 and 2016 were determined using the inputs described above (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Classified as current assets:
Cash and money market funds	$73.6	$73.6	$—	$—
Certificates of deposit	1.0	1.0	—	—
Commercial paper	49.2	—	49.2	—
Securities of government-sponsored entities	5.4	—	5.4	—
Corporate debt securities	178.1	—	178.1	—

Subtotal	307.3	74.6	232.7	—
Classified as long-term assets:
Certificates of deposit	4.9	4.9	—	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	36.0	—	36.0	—

Total	355.7	79.5	276.2	—
Less cash, cash equivalents and restricted cash	(88.1)	(78.5)	(9.6)	—

Total investments	$267.6	$1.0	$266.6	$—

December 31, 2017:
Classified as current assets:
Cash and money market funds	$170.2	$170.2	$—	$—
Commercial paper	159.9	—	159.9	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	178.4	—	178.4	—

Subtotal	516.0	170.2	345.8	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5
Certificates of deposit	3.0	3.0	—	—
Securities of government-sponsored entities	10.9	—	10.9	—
Corporate debt securities	236.4	—	236.4	—

Total	767.8	174.7	593.1	—
Less cash, cash equivalents and restricted cash	(259.2)	(174.6)	(84.6)	—

Total investments	$508.6	$0.1	$508.5	$—

The fair value of the Company’s outstanding 2.25% convertible senior notes due 2024 (the 2024 Notes) at December 31, 2017, calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2), was approximately $662.1 million. The carrying value of the 2024 Notes is discussed in Note 8 to the Consolidated Financial Statements included in this Annual Report .

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net, at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Tenant improvements	2,019	1,530
Furniture and fixtures	1,303	942
Equipment	35,069	29,749

	38,391	32,221
Less accumulated depreciation	(27,580)	(25,950)

Property and equipment, net	$10,811	$6,271

For each of the years ended December 31, 2017, 2016 and 2015, depreciation expense was $2.4 million, $1.5 million and $1.0 million, respectively. During 2017, 2016 and 2015, the Company recognized a gain of approximately $7,000, $8,000 and $9,000, respectively, related to disposal of capital equipment.

NOTE 6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2017 and 2016 consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued employee related costs	$24,901	$9,559
Accounts payable	5,648	5,085
Accrued development costs	4,799	5,543
Other accrued liabilities	18,172	5,995

	$53,520	$26,182

NOTE 7. COMMITMENTS AND CONTINGENCIES

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement.

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008 through 2011, through which it was able to vacate the Front Building, but continue to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $2.1 million, $3.4 million and $3.3 million of the deferred gain during the years ended December 31, 2017, 2016 and 2015, respectively. The Company will recognize the remaining $8.8 million of the deferred gain on a straight-line basis over the amended Lease term which will expire at the end of 2029.

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

As of December 31, 2017, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease is expected to result in approximately $0.1 million of rental income in 2018 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of a sublease, or in association with an amendment to a sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. As a result of the recent FDA approval for INGREZZA and the Term Amendment, the Company has determined that it will reoccupy the space at the conclusion of the sublease in March 2018. Additionally, during the first quarter of 2016, the Company terminated another previously existing sublease and began to reoccupy the related space to allow for expansion. These two sublease terminations resulted in reversal of cease use expense of approximately $0.5 million and $0.8 million during 2017 and 2016, respectively.

The following table sets forth changes to the accrued cease-use liability during 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Beginning balance	$853	$1,983
Change in estimate	(544)	(830)
Payments	(247)	(300)

Ending balance	$62	$853

Rent Expense. Gross rent expense was approximately $5.9 million for the year ended December 31, 2017, and $6.0 million for each of the years ended December 31, 2016 and 2015, respectively. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. Accordingly, rent expense recognized in excess of rent paid is reflected as a liability in the accompanying consolidated balance sheets.

Lease Commitments. The Company leases its office and research laboratories under an operating lease that expires at the end of 2029.

As of December 31, 2017, the total estimated future annual minimum lease payments under the Company’s non-cancelable building lease for the years ending after December 31, 2017 were as follows (in thousands):

Payment Amount
2018	$7,368
2019	7,589
2020	7,844
2021	8,079
2022 and thereafter	74,000

Total future minimum lease payments	$104,880

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

Licensing and Research Agreements. The Company has entered into in-licensing agreements with various universities and research organizations, which are generally cancelable at the option of the Company with terms ranging from 0-180 days written notice. Under the terms of these agreements, the Company has received licenses to research tools, know-how and technology claimed in certain patents or patent applications. The Company is required to pay fees, milestones and/or royalties on future sales of products employing the technology or falling under claims of a patent, and some of the agreements require minimum royalty payments. Some of the agreements also require the Company to pay expenses arising from the prosecution and maintenance of the patents covering the in-licensed technology. The Company continually reassesses the value of the license agreements and cancels them when research efforts are discontinued on these programs. As of December 31, 2017, all in-licensed and research candidates are successfully developed, the Company may be required to pay milestone payments of approximately $132 million over the lives of these agreements, in addition to royalties on sales of the affected products at rates ranging up to 5%. Due to the uncertainties of the development process, the timing and probability of the milestone and royalty payments cannot be accurately estimated.

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

While the 2024 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2017 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.

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

Debt, net of discounts and deferred financing costs at December 31, 2017, consisted of the following:

Principal	$517,500
Deferred financing costs	(9,652)
Debt discount, net	(138,230)

Net carrying amount	$369,618

NOTE 9. SHARE-BASED COMPENSATION

Share-Based Compensation Plans. In May 2011, the Company adopted the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan (the 2011 Plan) pursuant to which 17.0 million shares of Company common stock are authorized for issuance. The 2011 Plan provides for the grant of stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), nonstatutory stock options, restricted stock awards, restricted stock unit awards (RSUs), stock appreciation rights, performance stock awards, performance-based restricted stock units (PRSUs) and other forms of equity compensation.

The Company also issues stock options under the Neurocrine Biosciences, Inc. Inducement Plan (Inducement Plan) to certain employees. During 2017 and 2015, 410,000 and 120,000 stock options, respectively, and during 2017 and 2015, 12,500 and 50,000 RSUs, respectively, were granted pursuant to the Inducement Plan. The Company did not grant any options or RSUs pursuant to the Inducement Plan during 2016. These stock option grants have a four year vesting period and the RSUs have a three year cliff vesting period. The Company currently has approximately 0.4 million in stock options and RSUs outstanding under this Inducement Plan.

As of December 31, 2017, approximately 6.3 million shares of common stock remained available for the future grant of awards under the 2011 Plan. Only share awards made under the 2011 Plan that are subsequently cancelled due to forfeiture or expiration are returned to the share pool available for future grants.

The Company issues new shares upon the exercise of stock options, the issuance of stock bonus awards and vesting of RSUs and PRSUs, and has 14.1 million shares of common stock reserved for such issuance as of December 31, 2017.

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

Share-Based Compensation. The compensation cost that has been included in the statement of comprehensive loss for all share-based compensation arrangements is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Sales, general and administrative expense	$27,951	$16,770	$15,281
Research and development expense	14,571	11,694	13,111

Share-based compensation expense	$42,522	$28,464	$28,392

Authoritative guidance requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as cash inflows provided by financing activities and cash outflows used in operating activities. Due to the Company’s net tax loss position, no tax benefits have been recognized in the consolidated statements of cash flows.

Stock Options. The exercise price of all options granted during the years ended December 31, 2017, 2016 and 2015 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each option award granted was determined on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions for option grants during the three years ended December 31, 2017:

	Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.0%	1.4%	1.7%
Expected volatility of common stock	58%	60%	66%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	5.7 years	5.6 years	6.6 years

The Company estimates the fair value of stock options using a Black-Scholes option-pricing model on the date of grant. The fair value of equity instruments are recognized and amortized on a straight-line basis over the requisite service period. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future.

The Company’s determination of fair value is affected by the Company’s stock price as well as a number of assumptions that require judgment. The weighted-average fair values of options granted during the years ended December 31, 2017, 2016 and 2015, estimated as of the grant date using the Black-Scholes option valuation model, were $25.11, $21.49 and $23.24, respectively.

A summary of the status of the Company’s stock options as of December 31, 2017, 2016 and 2015 and of changes in options outstanding under the plans during the three years ended December 31, 2017 is as follows (in thousands, except for weighted average exercise price data):

	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	6,112	$20.01	5,507	$15.63	5,750	$9.31
Granted	1,807	46.55	1,077	40.19	1,159	37.21
Exercised	(1,353)	10.41	(341)	7.60	(1,315)	5.01
Canceled	(210)	43.05	(131)	34.35	(87)	46.08

Outstanding at December 31	6,356	$28.83	6,112	$20.01	5,507	$15.63

Options outstanding at December 31, 2017 have a weighted average remaining contractual term of 6.7 years.

For the year ended December 31, 2017, 2016 and 2015 share-based compensation expense related to stock options was $28.2 million, $18.4 million and $13.6 million, respectively. As of December 31, 2017, there was approximately $44.0 million of unamortized compensation cost related to stock options, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.7 years. As of December 31, 2017, there were approximately 4.2 million options exercisable with a weighted average exercise price of $21.22 and a weighted-average remaining contractual term of 5.7 years. The total intrinsic value, which is the amount by which the exercise price was exceeded by the sale price of the Company’s common stock on the date of sale, of stock option exercises during the years ended December 31, 2017, 2016, and 2015 was $61.4 million, $13.2 million and $43.6 million, respectively. As of December 31, 2017, the total intrinsic value of options outstanding and exercisable was $309.9 million and $234.9 million, respectively. Cash received from stock option exercises for the years ended December 31, 2017, 2016 and 2015 was $13.9 million, $2.4 million and $6.3 million, respectively.

Restricted Stock Units. The fair value of RSUs is based on the closing sale price of the Company’s common stock on the date of issuance. For the year ended December 31, 2017, 2016 and 2015, share-based compensation expense related to RSUs was $13.9 million, $8.3 million, and $6.0 million, respectively. As of December 31, 2017, there was approximately $30.0 million of unamortized compensation cost related to RSUs, which is expected to be recognized over a weighted average remaining vesting period of approximately 2.7 years.

The total intrinsic value of RSUs converted into common shares during the years ended December 31, 2017, 2016 and 2015 was $14.9 million, $12.2 million, and $5.7 million, respectively. The RSUs, at the election of eligible employees, may be subject to deferred delivery arrangement. The total intrinsic value of RSUs outstanding at December 31, 2017 was $83.8 million based on the Company’s closing stock price on that date.

A summary of the status of the Company’s RSUs as of December 31, 2017, 2016 and 2015 and of changes in RSUs outstanding under the plans for the three years ended December 31, 2017 is as follows (in thousands, except for weighted average grant date fair value per unit):

	2017		2016		2015
	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at January 1	883	$29.33	910	$24.23	669	$15.01
Granted	588	47.21	326	36.73	448	33.62
Cancelled	(41)	40.62	(69)	32.50	(16)	20.83
Converted into common shares	(350)	24.19	(284)	20.71	(191)	14.24

Outstanding at December 31	1,080	$40.30	883	$29.33	910	$24.23

Performance-Based Restricted Stock Units. During the years ended December 31, 2016 and 2015, the Company granted approximately 230,000 and 50,000 PRSUs, respectively, that vest based on the achievement of certain pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. No PRSUs were granted during the year ended December 31, 2017. The fair value of PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. Expense recognition for PRSUs commences when attainment of the performance based criteria is determined to be probable. During 2017, 2016 and 2015, the Company recognized approximately $0.4 million, $1.8 million and $8.8 million in expense related to PRSUs. At December 31, 2017, the total unrecognized estimated compensation expense related to these PRSUs was $7.5 million. The total intrinsic value of PRSUs converted into common shares during the year ended December 31, 2017 and 2015 was $8.8 million and $14.9 million, respectively. No PRSUs were converted into common shares during 2016. The total intrinsic value of PRSUs outstanding at December 31, 2017 was $16.3 million based on the Company’s closing stock price on that date.

NOTE 10. STOCKHOLDERS’ EQUITY

Equity Financing

In February 2015, the Company completed a public offering of common stock in which the Company sold approximately 8.0 million shares of its common stock at an offering price of $36.00 per share. The net proceeds generated from this transaction, after underwriting discounts and commissions and offering costs, were approximately $270.7 million.

NOTE 11. BIAL AGREEMENT

In February 2017, the Company entered into an exclusive license agreement with BIAL – Portela & CA, S.A. (BIAL) for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, the Company is responsible for the management and cost of all opicapone development and commercialization activities in the United States and Canada.

Under the terms of the agreement, the Company paid BIAL an upfront license fee of $30 million, which was expensed in the first quarter of 2017 as in process research and development. The Company may also be required to pay up to an additional $115 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. Prior to FDA approval of opicapone, the Company may be required to pay up to $20 million in milestones based on certain regulatory and clinical results and FDA acceptance of the Company’s NDA filing for opicapone. Upon commercialization of opicapone, the Company has agreed to determine certain annual sales forecasts. In the event that the Company fails to meet the minimum sales requirements for a particular year, the Company will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if the Company fails to meet the minimum sales requirements for any two years, BIAL may terminate the agreement.

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

NOTE 12. CONCENTRATION RISK

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

The Company has entered into distribution agreements with a limited number of SPs and SDs, and all of the Company’s product sales are to these customers. The Company’s three largest customers represented 99% of the Company’s product revenue for the year ended December 31, 2017 and substantially all of the Company’s accounts receivable balance at December 31, 2017.

NOTE 13. INCOME TAXES

At December 31, 2017, the Company had deferred tax assets of $362.7 million and deferred tax liabilities of $31.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income, a full valuation has been established to offset the net deferred tax assets and liabilities. Additionally, the future utilization of the Company’s net operating loss and R&D credit carry forwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. The Company has determined that no ownership changes have occurred through December 31, 2016 and is currently evaluating whether any ownership changes occurred through December 31, 2017.

At December 31, 2017, the Company had Federal and state income tax net operating loss carry forwards of approximately $978.7 million and $535.3 million, respectively. The Federal tax loss carry forwards will begin to expire in 2021, unless previously utilized.

The California net operating loss carry forwards will begin to expire in 2018 and net operating loss carry forwards related to other states will begin to expire in 2027.

In addition, the Company has Federal and California R&D tax credit carry forwards of $48.2 million and $34.6 million, respectively. The Federal R&D tax credit carry forwards begin expiring in 2018 and will continue to expire unless utilized. The California R&D tax credit carryforwards carry forward indefinitely. The Company also has Federal Alternative Minimum Tax credit carryforwards of approximately $100,000.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the 2017 Tax Act) was enacted reducing the corporate tax rate from 35% to 21% which is effective on January 1, 2018. The carrying value of the Company’s deferred tax assets is also determined by the enacted U.S. corporate income tax rate. Consequently, any changes in the U.S. corporate income tax rate have impacted the carrying value of the Company’s deferred tax assets. Under the new corporate income tax rate of 21%, deferred income taxes decreased but there is a corresponding decrease to the valuation allowance. Therefore, the 2017 Tax Act is expected to have no impact on the Company’s 2017 earnings. In accordance with Staff Accounting Bulletin 118, as of December 31, 2017, the Company has not completed its accounting for the tax effects of the enactment of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are listed below. A valuation allowance of $330.9 million and $463.5 million at December 31, 2017 and 2016, respectively, has been recognized to offset net deferred tax assets as realization of such assets is uncertain. Amounts are shown as of December 31 as of each respective year (in thousands):

	2017	2016
Deferred tax assets:
Net operating losses	$238,500	$309,100
Research and development credits	47,500	38,800
Capitalized research and development	47,500	80,200
Share-based compensation expense	14,600	17,400
Deferred revenue	2,800	4,300
Deferred gain on sales leaseback	2,100	3,800
Intangibles	1,700	4,800
Cease-use expense	—	300
Fixed assets	—	400
Other	8,000	4,400

Total deferred tax assets	362,700	463,500
Deferred tax liabilities:
Convertible debt	(31,300)	—
Fixed assets	(500)	—

Total deferred tax liabilities	(31,800)	—

Net of deferred tax assets and liabilities	330,900	463,500
Valuation allowance	(330,900)	(463,500)

Net deferred tax assets	$—	$—

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2017, 2016 and 2015, due to the following (in thousands):

	2017	2016	2015
Federal income taxes at 35%	$(49,889)	$(49,383)	$(31,126)
State income tax, net of Federal benefit	(4,013)	2	2
Tax effect on non-deductible expenses	433	(321)	172
Share-based compensation expense	(19,589)	(5,077)	201
Officer compensation	2,163	—	—
Change in tax rate	154,415	—	10,773
Expired tax attributes	2,998	6,708	5,594
Research credits	(8,352)	(6,511)	(6,638)
Change in valuation allowance	(79,966)	53,414	15,029
Uncertain tax positions	2,756	957	5,940
Other	(956)	211	53

	$—	$—	$—

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at December 31, 2017 or December 31, 2016, and has not recognized interest and/or penalties in the statement of comprehensive loss for the years ended December 31, 2017 and December 31, 2016.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for 1998 (federal) and 2002 (California) and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and R&D credits.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2017	2016	2015
Balance as of the beginning of the year	$34,112	$33,074	$23,854
Increases related to prior year tax positions	—	260	6,636
Increases related to current year tax positions	3,291	2,211	2,584
Expiration of the statute of limitations for the assessment of taxes	—	(1,433)	—

Balance as of the end of the year	$37,403	$34,112	$33,074

The Company, under authoritative guidance, excluded those deferred tax assets that are not more likely than not to be sustained under the technical merits of the tax position. These unrecognized tax benefits totaled $3.3 million for current year tax positions, as reflected in the tabular rollforward above.

As of December 31, 2017, the Company had $30.7 million of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate.

In the next twelve months, the Company does not expect a significant change in their unrecognized tax benefits.

NOTE 14. RETIREMENT PLAN

The Company has a 401(k) defined contribution savings plan (401(k) Plan). The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $1.1 million, $0.6 million and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of the Company for the years ended December 31, 2017 and 2016 (unaudited, in thousands, except for per share data):

	Year Ended December 31,				Year Ended December 31
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016:
Revenues	$15,000	$—	$—	$—	$15,000
Operating expenses	35,857	41,828	38,436	46,251	162,372
Net loss	(19,264)	(40,280)	(36,887)	(44,659)	(141,090)
Net loss per share:
Basic and Diluted	$(0.22)	$(0.46)	$(0.43)	$(0.51)	$(1.63)
Shares used in the calculation of net loss per share:
Basic and Diluted	86,497	86,694	86,784	86,874	86,713
2017:
Revenues	$—	$6,335	$60,774	$94,517	$161,626
Operating expenses	79,932	63,603	66,769	82,683	292,987
Net (loss) income	(78,326)	(59,985)	(11,125)	6,894	(142,542)
Net (loss) income per share:
Basic	$(0.90)	$(0.68)	$(0.13)	$0.08	$(1.62)
Diluted	$(0.90)	$(0.68)	$(0.13)	$0.07	$(1.62)
Shares used in the calculation of net (loss) income per share:
Basic	87,283	88,063	88,325	88,665	88,089
Diluted	87,283	88,063	88,325	92,659	88,089

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2017. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which is included herein.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Neurocrine Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Neurocrine Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Diego, California

February 13, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

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

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2017. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. List of Financial Statements. The following are included in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to the Consolidated Financial Statements (includes unaudited Selected Quarterly Financial Data)

2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

3.2	Bylaws, as amended

4.1	Form of Common Stock Certificate(1)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee(2)

4.3	Form of Note representing the Company’s 2.25% Convertible Notes due 2024(3)

10.1**	Neurocrine Biosciences, Inc. 2003 Incentive Stock Plan, as amended and form of stock option agreement and restricted stock unit agreement(4)

10.2**	Form of Indemnity Agreement entered into between the Company and its officers and directors(5)

10.3**	Employment Agreement dated May 26, 2015 between the Company and Eric Benevich(6)

10.4	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.(7)

10.5	First Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated June 5, 2017(8)

10.6	Second Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated October 12, 2017(9)

10.7	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of Kilroy Realty, L.P., as amended on November 20, 2014 and June 19, 2017(10)

10.8**	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.(11)

Exhibit Number	Description

10.9	License agreement dated August 27, 1999 between the Company and the Mount Sinai School of Medicine of the City University of New York(12)

10.10**	Amended and Restated Employment Agreement effective August 6, 2007 between the Company and Christopher F. O’Brien M.D.(13)

10.11**	Amended and Restated Employment Agreement effective August 23, 2007 between the Company and Dimitri E. Grigoriadis, Ph.D.(14)

10.12**	Amended and Restated Employment Agreement effective August 14, 2007 between the Company and Haig Bozigian, Ph.D.(15)

10.13**	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended(16)

10.14**	Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan(17)

10.15*	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011(18)

10.16**	Form of Amendment to Employment Agreement for executive officers(19)

10.17**	Neurocrine Biosciences, Inc. Inducement Plan, as amended

10.18**	Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan(20)

10.19*	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company(21)

10.20*	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxemburg S.a.r.l.(22)

10.21*	Amended and Restated Product Agreement dated June 27, 2017 by and between Patheon UK Limited and the Company(23)

10.22*	Commercial Packaging Agreement dated December 12, 2016, by and between AndersonBrecon Inc., d/b/a PCI of Illinois, and Neurocrine Biosciences, Inc.(24)

10.23*	Master Manufacturing Services Agreement dated November 28, 2016, by and between Patheon UK Limited and Neurocrine Biosciences, Inc.(25)

10.24*	Product Agreement dated November 28, 2016, by and between Patheon UK Limited and Neurocrine Biosciences, Inc.(26)

10.25*	License Agreement dated February 9, 2017 between BIAL– Portela & CA, S.A. and the Company(27)

10.26**	Employment Agreement effective November 29, 2017 between the Company and Matt Abernethy

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017
(3)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017
(4)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2009
(5)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017
(6)	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on February 14, 2017
(7)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 18, 2012
(8)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017
(9)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017
(10)	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 10, 2007; Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on February 9, 2015; and Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017
(11)	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007
(12)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 26, 2013
(13)	Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on February 11, 2008
(14)	Incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K filed on February 11, 2008
(15)	Incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K filed on February 11, 2008
(16)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 24, 2017
(17)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015

(18)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2010
(19)	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on February 10, 2011
(20)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2015
(21)	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on April 30, 2015
(22)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 31, 2011
(23)	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017
(24)	Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on April 25, 2017
(25)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 25, 2017
(26)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on April 25, 2017
(27)	Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on April 25, 2017
*	Confidential treatment has been granted with respect to certain portions of the exhibit.
**	Management contract or compensatory plan or arrangement.
***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

Date: February 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Kevin C. Gorman Kevin C. Gorman	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2018

/s/ Matthew C. Abernethy Matthew C. Abernethy	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2018

/s/ William H. Rastetter William H. Rastetter	Chairman of the Board of Directors	February 13, 2018

/s/ Gary A. Lyons Gary A. Lyons	Director	February 13, 2018

/s/ George J. Morrow George J. Morrow	Director	February 13, 2018

/s/ Corinne H. Nevinny Corinne H. Nevinny	Director	February 13, 2018

/s/ Richard F. Pops Richard F. Pops	Director	February 13, 2018

/s/ Alfred W. Sandrock, Jr. Alfred W. Sandrock, Jr.	Director	February 13, 2018

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	February 13, 2018