Form 10-Q
period 2018-03-31
NEUROCRINE BIOSCIENCES INC
filed 2018-04-30
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 89,897,863 as of April 25, 2018.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$175,311	$254,712
Short-term investments, available for sale	285,168	261,217
Accounts receivable, net	44,624	31,127
Other current assets	8,613	7,863
Total current assets	513,716	554,919
Property and equipment, net	11,825	10,811
Long-term investments, available for sale	276,319	247,361
Restricted cash	4,500	4,500
Total assets	$806,360	$817,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,650	$53,520
Current portion of cease-use liability	—	62
Current portion of deferred gain on sale of real estate	731	731
Other current liabilities	85	113
Total current liabilities	46,466	54,426
Deferred gain on sale of real estate	7,860	8,043
Deferred revenue	10,231	10,231
Deferred rent	3,107	3,135
Convertible senior notes	374,209	369,618
Total liabilities	441,873	445,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 89,882,062 as of March 31, 2018 and 88,793,903 as of December 31, 2017	90	89
Additional paid-in capital	1,608,778	1,572,765
Accumulated other comprehensive loss	(3,697)	(1,850)
Accumulated deficit	(1,240,684)	(1,198,866)
Total stockholders’ equity	364,487	372,138
Total liabilities and stockholders’ equity	$806,360	$817,591

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales, net	$71,086	$—
Total revenues	71,086	—
Operating expenses:
Cost of product sales	950	—
Research and development	48,947	51,882
Sales, general and administrative	58,636	28,050
Total operating expenses	108,533	79,932
Loss from operations	(37,447)	(79,932)
Other (expense) income:
Deferred gain on real estate	201	879
Interest expense	(7,504)	—
Investment income, net	2,932	727
Total other (expense) income	(4,371)	1,606
Net loss	$(41,818)	$(78,326)
Net loss per common share:
Basic and diluted	$(0.47)	$(0.90)
Shares used in the calculation of net loss per common share:
Basic and diluted	89,526	87,283
Other comprehensive loss:
Net loss	$(41,818)	$(78,326)
Net unrealized (losses) gains on available-for-sale securities	(1,847)	83
Comprehensive loss	$(43,665)	$(78,243)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,818)	$(78,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786	489
Gain on sale of assets, net	(201)	(879)
Amortization of debt issuance costs	326	—
Amortization of debt discount	4,265	—
Deferred rent	(28)	(114)
Amortization of premiums on investments	512	269
Non-cash share-based compensation expense	19,879	8,976
Change in operating assets and liabilities:
Accounts receivable	(13,497)	(779)
Other current assets	(750)	—
Accounts payable and accrued liabilities	(7,870)	(6,927)
Cease-use liability	(62)	(66)
Other liabilities	(28)	—
Net cash used in operating activities	(38,486)	(77,357)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(139,354)	(57,877)
Sales and maturities of investments	84,086	116,085
Proceeds from sales of property and equipment	18	—
Purchases of property and equipment	(1,800)	(1,362)
Net cash (used in) provided by investing activities	(57,050)	56,846
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	16,135	1,531
Net cash provided by financing activities	16,135	1,531
Net decrease in cash, cash equivalents and restricted cash	(79,401)	(18,980)
Cash, cash equivalents and restricted cash at beginning of the period	259,212	88,150
Cash, cash equivalents and restricted cash at end of the period	$179,811	$69,170

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and commercializes innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. In April 2017, the Company received approval from the United States Food and Drug Administration (FDA) for INGREZZA® (valbenazine), a vesicular monoamine transporter 2 (VMAT2) inhibitor for the treatment of tardive dyskinesia. The Company’s three lead late-stage clinical programs are elagolix, a gonadotropin-releasing hormone (GnRH) antagonist for women’s health that is partnered with AbbVie Inc. (AbbVie), INGREZZA for Tourette syndrome, and opicapone, a highly-selective catechol-O-methyltransferase inhibitor for the treatment of Parkinson’s disease.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Impact of Recently Issued Accounting Standards. In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The Company adopted this new standard as of January 1, 2018 using the modified retrospective method. The adoption of the new revenue standards did not change the Company’s revenue recognition. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to product revenues, or revenue from collaboration and license agreements, no adjustment to retained earnings was required upon adoption. See below for discussion of the Company’s Revenue Recognition policy.

In February 2016, the FASB issued ASU 2016-02 Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. The Company is required to adopt this new guidance beginning in 2019 and early adoption is permitted. The Company’s lease for its corporate headquarters is subject to this new guidance and the Company is in the process of determining the impact of the adoption of this update will have on its condensed consolidated financial statements is ongoing.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under this ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. This ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. This amended guidance was retrospectively adopted on January 1, 2018 and required that cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash of $4.5 million and $5.1 million as of March 31, 2018 and 2017, respectively, as well as previously reported cash and cash equivalents.

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

Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At March 31, 2018 and December 31, 2017, the Company’s physical inventory included active pharmaceutical product (API) that had been produced prior to FDA approval of INGREZZA and accordingly has no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with authoritative guidance. Additionally, manufacturing of bulk drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at March 31, 2018 and December 31, 2017.

The Company provides reserves for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that such reserves are not required.

Cost of Product Sales. Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of INGREZZA. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges as well as manufacturing variances. A significant portion of the cost of producing the product sold to date was expensed as R&D prior to the Company’s New Drug Application (NDA) approval for INGREZZA and therefore is not included in the cost of product sales during this period.

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

Research and Development Expenses. R&D expenses consist primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, development milestones from in-licensed collaboration agreements, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations and in-licensing arrangements. In addition, the Company funds R&D at other companies and research institutions under agreements, which are generally cancelable. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Revenue Recognition. Effective January 1, 2018, the Company adopted Topic 606, using the modified retrospective method, which it elected to apply to all contracts.   As the Company did not identify any revenue recognition differences when comparing the revenue recognition criteria under Topic 606 to the requirements under previous criteria with respect to product revenues, or revenue from collaboration and license agreements, no cumulative effect adjustment to retained earnings was necessary upon adoption. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 for a detailed description of the Company’s accounting policy under Topic 605 which was effective for periods prior to January 1, 2018.  The Company’s revenues for the first quarter of 2018, had the Company continued to account for revenue recognition under Topic 605, would not have differed by a significant amount from those reported under Topic 606.

Under Topic 606, the Company recognizes revenues when its customers obtain control of its products or services in an amount that reflects the consideration it expects to receive from its customers in exchange for those products or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If the consideration promised under the contract includes a variable amount, the Company must estimate the consideration it expects to receive for transferring the good or service to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and; (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts. Performance milestone payments represent a form of variable consideration.

Product Sales, Net.  The Company’s product sales consist of U.S. sales of INGREZZA.  INGREZZA was approved by the FDA on April 11, 2017 and the Company commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD), or collectively, its customers, in late April 2017. The SPs dispense product to a patient based on the fulfillment of a prescription and the SD sells product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. The Company’s agreements with the SPs and SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SDs have no right of product return to the Company. Product sales are recognized when the customer obtains control of the Company’s product, typically upon delivery to the customer.

Revenue from product sales are recorded at the net sales price (transaction price), which includes an estimate of variable consideration for which reserves are established and which results from contractual discounts, returns, chargebacks, rebates, co-pay assistance and other allowances relating to the Company’s sales of its products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from the Company’s estimates.  If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are the Company’s significant categories of sales discounts and allowances:

Trade Discounts and Allowances: The Company generally provides customers with discounts that include prompt payment discounts, discounts for providing sales data, and other off-invoice discounts that are explicitly stated in the Company’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Product Returns: The Company offers customers limited product return rights for damages and shipment errors provided it is within a very limited period after the original shipping date as set forth in the applicable individual distribution agreement. The Company does not allow product returns for product that has been dispensed to a patient or for drug expiration. The Company receives real-time shipping reports and inventory reports from the customers and has the ability to control the amount of product that is sold to the customers. Product returns to date have not been significant and the Company has not considered it necessary to record a reserve for product returns.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and Medicare prescription drug coverage gap program.  The Company estimates its Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the condensed consolidated balance sheet.   The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company.  Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.  Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts following the customer’s notification to the Company of the resale.  Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period end that the Company expects will be sold to qualified healthcare providers.

Co-Payment Assistance: The Company offers co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Shipping and handling costs related to the Company’s product sales are included in selling, general and administrative expenses.

Collaborative Research and Development Agreements The Company enters into collaboration and licensing agreements that are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties.  The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for these arrangements, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Licenses of Intellectual Property:  If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, commercialization and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.  The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect milestone and license fees revenues and earnings in the period of adjustment.

Manufacturing Supply Services:  Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options.  The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, the Company has not recognized any royalty revenue resulting from any of its out-licensing arrangements.

The Company receives payments from its licensees based on billing schedules established in each contract.  Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

2. SIGNIFICANT COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe). During 2015, the Company entered into a collaboration and license agreement with Mitsubishi Tanabe for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. Mitsubishi Tanabe made an up-front license fee of $30 million and has agreed to make payments up to $85 million in development and commercialization event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia. Under the terms of the agreement, Mitsubishi Tanabe is responsible for all third-party development, marketing and commercialization costs in Japan and other select Asian markets. The Company will be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights.

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

The Company assessed this arrangement in accordance with Topic 606 and identified the following material promises under the  agreement: (i) INGREZZA technology license and existing know-how; and (ii) development activities to initiate a clinical trial of INGREZZA for Huntington’s chorea, at an estimated cost of approximately $12 million, should Mitsubishi Tanabe request. The Company has the option to participate on the joint steering committee, but since participation is at the Company’s option it was deemed to not be a material promise. The option for Mitsubishi Tanabe to engage the Company to manufacture and supply pharmaceutical products, not at a discount, was not considered a material right and therefore not a material promise.  Based on these assessments, the Company identified the license and the development activities as the only performance obligations at the inception of the agreement, which were both deemed to be distinct.

Under the terms of the agreement, in order to evaluate the appropriate transaction price, the Company determined that the up-front amount constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on the Company’s best estimate of their relative stand-alone selling prices.  For the license, the stand-alone selling price was calculated using an income approach model and included the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success.  The relative selling price of the Company’s development activities to initiate a clinical trial of INGREZZA for Huntington’s chorea was based on an assessment of costs to perform the study, based upon the peer company analysis for similar studies.  The Company believes that a change in the assumptions used to determine its stand-alone selling price for the license most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations.

At execution, the transaction price included only the $30 million up-front consideration received.  None of the development or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained.  As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts.  Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Mitsubishi Tanabe and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

To date, the Company has recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how, and $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of INGREZZA in TD in Asia. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. No revenue was recognized under the Mitsubishi Tanabe agreement for the quarters ended March 31, 2018 or 2017.

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

The Company has evaluated the terms of this agreement under Topic 606 and has determined that there is one performance obligation, the exclusive worldwide license with rights to develop, manufacture and commercialize elagolix.  At execution, the transaction price included only the $75 million up-front consideration received.  None of the development or regulatory milestones has been included in the transaction price, as all milestone amounts were fully constrained.  As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts.  Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to AbbVie and therefore have also been excluded from the transaction price.  The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During 2017, event-based revenue of $30.0 million was recognized based on AbbVie’s NDA submission for elagolix in endometriosis being accepted as filed by the FDA. During 2016, event-based revenue of $15.0 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue was recognized under the AbbVie agreement for the quarters ended March 31, 2018 or 2017.

3. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive loss. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Investments consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Commercial paper	$41,993	$75,362
Corporate debt securities	501,103	414,815
Securities of government sponsored entities	18,391	18,401
Total investments	$561,487	$508,578

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2018:
Classified as current assets:
Commercial paper	Less than 1	$42,105	$—	$(112)	$41,993
Corporate debt securities	Less than 1	236,818	—	(1,127)	235,691
Securities of government-sponsored entities	Less than 1	7,501	—	(17)	7,484
Total short-term available-for-sale securities		$286,424	$—	$(1,256)	$285,168
Classified as non-current assets:
Corporate debt securities	1 to 2	$267,756	$—	$(2,344)	$265,412
Securities of government-sponsored entities	1 to 2	11,004	—	(97)	10,907
Total long-term available-for-sale securities		$278,760	$—	$(2,441)	$276,319
December 31, 2017:
Classified as current assets:
Commercial paper	Less than 1	$75,396	$1	$(35)	$75,362
Corporate debt securities	Less than 1	178,776	—	(400)	178,376
Securities of government-sponsored entities	Less than 1	7,503	—	(24)	7,479
Total short-term available-for-sale securities		$261,675	$1	$(459)	$261,217
Classified as non-current assets:
Corporate debt securities	1 to 2	$237,749	$—	$(1,310)	$236,439
Securities of government-sponsored entities	1 to 2	11,004	—	(82)	10,922
Total long-term available-for-sale securities		$248,753	$—	$(1,392)	$247,361

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2018:
Commercial paper	$41,993	$(112)	$—	$—	$41,993	$(112)
Corporate debt securities	481,836	(3,409)	19,267	(62)	501,103	(3,471)
Securities of government-sponsored entities	10,907	(97)	7,484	(17)	18,391	(114)
Total	$534,736	$(3,618)	$26,751	$(79)	$561,487	$(3,697)
December 31, 2017:
Commercial paper	$62,602	$(35)	$—	$—	$62,602	$(35)
Corporate debt securities	386,728	(1,660)	28,087	(50)	414,815	(1,710)
Securities of government-sponsored entities	10,922	(82)	7,479	(24)	18,401	(106)
Total	$460,252	$(1,777)	$35,566	$(74)	$495,818	$(1,851)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of March 31, 2018 and December 31, 2017, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s high quality investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three months ended March 31, 2018.

The Company’s assets which were measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018:
Classified as current assets:
Cash and money market funds	$147.4	$147.4	$—	$—
Commercial paper	69.9	—	69.9	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	235.7	—	235.7	—
Subtotal	460.5	147.4	313.1	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	3.0	3.0	—	—
Securities of government-sponsored entities	10.9	—	10.9	—
Corporate debt securities	265.4	—	265.4	—
Total	741.3	151.9	589.4	—
Less cash, cash equivalents and restricted cash	(179.8)	(151.9)	(27.9)	—
Total investments	$561.5	$-	$561.5	$—
December 31, 2017:
Classified as current assets:
Cash and money market funds	$170.2	$170.2	$—	$—
Commercial paper	159.9	—	159.9	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	178.4	—	178.4	—
Subtotal	516.0	170.2	345.8	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	3.0	3.0	—	—
Securities of government-sponsored entities	10.9	—	10.9	—
Corporate debt securities	236.4	—	236.4	—
Total	767.8	174.7	593.1	—
Less cash, cash equivalents and restricted cash	(259.2)	(174.6)	(84.6)	—
Total investments	$508.6	$0.1	$508.5	$—

5. CONVERTIBLE SENIOR NOTES

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

The fair value of the 2024 Notes is estimated utilizing market quotations from an over-the-counter trading market. As of March 31, 2018, the fair value approximated 131.25 percent of the face principal amount of the 2024 Notes.

While the 2024 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2018 and December 31, 2017 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.

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

Debt, net of discounts and deferred financing costs at March 31, 2018 and December 31, 2017, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal	$517,500	$517,500
Deferred financing costs	(9,326)	(9,652)
Debt discount, net	(133,965)	(138,230)
Net carrying amount	$374,209	$369,618

6. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the condensed consolidated statements of comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General and administrative	$7,256	$5,453
Research and development	12,623	3,523
Total share-based compensation expense	$19,879	$8,976

The fair value of equity instruments that vest based on continued employee service is recognized and amortized on a straight-line basis over the requisite service period. For restricted stock units (RSUs) with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved. During the three months ended March 31, 2018, the Company recorded a non-recurring share-based compensation charge of $7.7 million related to the modification of certain options and RSUs.

As of March 31, 2018, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $67.7 million and $62.0 million, respectively, which is expected to be recognized over a weighted average period of approximately 3.2 and 3.3 years, respectively. Additionally, the Company has approximately 0.4 million PRSUs outstanding. As of March 31, 2018, total unrecognized estimated compensation cost related to these PRSUs was $21.5 million and will be recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the three months ended March 31, 2018 and 2017, stock options to purchase approximately 0.7 million and 0.3 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the three months ended March 31, 2018 and 2017 was approximately $16.1 million and $1.5 million, respectively. The Company also issued approximately 0.4 million and 0.3 million shares of common stock pursuant to the vesting of RSUs during each of the three months ended March 31, 2018 and 2017.

Stock Option Assumptions

The Company granted stock options to purchase approximately 0.8 million and 1.4 million shares of the Company’s common stock during the three months ended March 31, 2018 and 2017, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the three months ended March 31, 2018 and 2017 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.4%	2.0%
Expected volatility of common stock	60.6%	58.1%
Dividend yield	0.0%	0.0%
Expected option term	4.7 years	5.8 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the three months ended March 31, 2018 and 2017, share-based compensation expense related to stock options was $13.6 million and $5.7 million, respectively.

Restricted Stock Units

During the three months ended March 31, 2018 and 2017, the Company granted approximately 0.5 million and 0.4 million RSUs, respectively, that vest annually over a four-year period. Additionally, during the three months ended March 31, 2018, the Company granted approximately 0.2 million PRSUs. No PRSUs were granted during 2017. The Company’s PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the three months ended March 31, 2018 and 2017, the aggregate share-based compensation expense related to RSUs and PRSUs was $6.3 million and $3.3 million, respectively.

7. STOCKHOLDERS’ EQUITY

Shelf Registration Statements

In February 2017, the Company filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as the Company continues to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows the Company to issue an unlimited number of securities from time to time. As of March 31, 2018, the Company had not sold any securities under this shelf registration statement.

The specific terms of future offerings, if any, under this shelf registration statements would be established at the time of such offerings.

8. REAL ESTATE

In December 2007, the Company closed the sale of its facility and associated real property for a purchase price of $109 million. Concurrent with the sale, the Company retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property, and received cash of $61.0 million net of transaction costs and debt retirement.

Upon the closing of the sale of the facility and associated real property, the Company entered into a lease agreement (Lease) whereby it leased back for an initial term of 12 years its corporate headquarters comprised of two buildings located at 12790 El Camino Real (Front Building) and 12780 El Camino Real (Rear Building) in San Diego, California. The Company also entered into a series of lease amendments (Amendments), beginning in late 2008 through 2011, through which it vacated the Front Building, but continues to occupy the Rear Building. The ultimate result of this real estate sale was a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.2 million and $0.9 million of the deferred gain during the three-month periods ending March 31, 2018 and 2017, and will recognize the remaining $8.6 million of the deferred gain on a straight-line basis over the amended Lease term which will expire at the end of 2029.

During 2017, the Company entered into an amendment to extend the current term of the Lease through December 31, 2029 (Term Amendment). Under the Term Amendment, the Company reduced its base rental rate by approximately 8% and will continue to pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the Lease such as utilities, repairs and maintenance. Certain incentives were included in the Term Amendment, including approximately $13.1 million in various tenant improvement allowances, three months of rent abatement, and a reduction in the required security deposit amount from $4.7 million to $3.0 million. In lieu of a cash security deposit, Wells Fargo Bank, N.A. issued on the Company’s behalf a letter of credit in the amount of $3.0 million, which is secured by a deposit of equal amount with the same bank and is included in restricted cash on the Company’s condensed consolidated financial statements. The Company also has the right to extend the Lease for two consecutive ten-year terms as well as a right of first offer for future rental of adjacent office space owned by the landlord.

Historically, the Company had one sublease agreement for approximately 16,000 square feet of the Rear Building. This sublease resulted in approximately $0.3 million of rental income during the three months ended March 31, 2018 with this sublease rental income being recorded as an offset to rent expense. The income generated under this sublease is lower than the Company’s financial obligation under the Lease for the Rear Building, as determined on a per square foot basis. Consequently, at the inception of such a sublease, or in association with an amendment to such sublease, the Company is required to record a cease-use liability for the net present value of the estimated difference between the expected income to be generated under the sublease and future subleases and the Lease obligation over the remaining term of the Lease for the space that is occupied by the subtenant. The Company has reoccupied the space at the conclusion of the sublease in March 2018. The sublease termination resulted in reversal of cease use expense of approximately $0.5 million during the second quarter of 2017.

The following table sets forth changes to the accrued cease-use liability during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$62	$853
Change in estimate	—	—
Payments	(62)	(66)
Ending balance	$—	$787

9. LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents.  The Company’s potentially dilutive shares, which include outstanding stock options, unvested RSUs, and shares issuable upon conversion of the 2024 Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

For the three months ended March 31, 2018 and March 31, 2017, the Company realized a net loss of $41.8 million and $78.3 million, respectively. Stock options, unvested RSUs and PRSUs of approximately 7.9 million and 7.1 million shares of common stock were excluded from the calculation of diluted net loss per shares, due to their anti-dilutive effect, as of March 31, 2018 and 2017, respectively.

In May 2017, the Company issued $517.5 million of convertible debt pursuant to the 2024 Notes, which under certain circumstances may convert to common shares outstanding. If converted, this $517.5 million of convertible debt would represent approximately 6.8 million common shares. See Note 5, Convertible Senior Notes, for additional information.  As provided by the terms of the indenture underlying the 2024 Notes, the Company has a choice to settle the conversion obligation for the 2024 Notes in cash, shares or any combination of cash and shares.  The Company currently intends to settle the par value of the 2024 Notes in cash and any excess conversion premium in shares.  Accordingly, the par value of the 2024 Notes will not be included in the calculation of diluted income per share, but the dilutive effect of the conversion premium, if any, will be considered in the calculation of diluted net income per share using the treasury stock method.

10. BIAL AGREEMENT

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

Under the terms of the agreement, the Company paid BIAL an upfront license fee of $30 million, which was expensed in the first quarter of 2017 as in process research and development.  In addition, during the first quarter of 2018, the FDA provided guidance on the regulatory path forward to support an NDA for opicapone for Parkinson’s Disease, in which the FDA did not request that the Company conduct an additional Phase III study, resulting in a $10 million event-based milestone payment to BIAL.  The Company may also be required to pay up to an additional $105 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. Prior to FDA approval of opicapone, the Company may be required to pay up to an additional $10 million in milestones based on certain regulatory and clinical results and FDA acceptance of the Company’s NDA submission for opicapone. Upon commercialization of opicapone, the Company has agreed to determine certain annual sales forecasts. In the event that the Company fails to meet the minimum sales requirements for a particular year, the Company will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if the Company fails to meet the minimum sales requirements for any two years, BIAL may terminate the agreement.

The agreement, unless terminated earlier, will continue on a licensed product-by-licensed product and country-by-country basis until a generic product in respect of such licensed product under the agreement is sold in a country and sales of such generic product are greater than a specified percentage of total sales of such licensed product in such country. Upon the Company’s written request prior to the estimated expiration of the term in respect of a licensed product, the parties shall negotiate a good faith continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is not supplying a certain licensed product, the Company shall pay BIAL a trademark royalty based on the net sales of such licensed product. Either party may terminate the agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. BIAL may terminate the agreement if the Company fails to use commercially reasonable efforts or fails to submit an NDA for a licensed product by a specified date or under certain circumstances involving a change of control of the Company. In certain circumstances where BIAL elects to terminate the agreement in connection with the Company’s change of control, BIAL shall pay the Company a termination fee. The Company may terminate the agreement at any time for any reason upon six months written notice to BIAL if prior to the first NDA approval in the United States, and upon nine months written notice to BIAL if such notice is given after the first NDA approval in the United States. If the Company’s termination request occurs prior to the first NDA approval in the United States, the Company will have to pay BIAL a termination fee except under certain conditions specified in the agreement.

11. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414. In the complaint, Mount Sinai alleges that the Company, by entering into an exclusive worldwide collaboration with AbbVie to develop and commercialize next-generation GnRH antagonists, breached a license agreement with Mount Sinai dated August 27, 1999. Mount Sinai is seeking unspecified monetary damages, future sublicensing fees and attorney’s fees. In January 2016, the Company filed a motion to dismiss this complaint in its entirety. In June 2016, the Court denied the motion in part and granted the motion in part, ruling that while Mount Sinai could continue its lawsuit against the Company, there was no requirement by the Company to obtain Mount Sinai’s consent prior to licensing the next-generation GnRH antagonists to AbbVie. In July 2016, the Company filed its answer denying Mount Sinai’s allegations, and filed counterclaims against Mount Sinai. Mount Sinai filed a motion to dismiss the Company’s counterclaims and affirmative defenses, which the Court granted. A trial is anticipated to occur in the third quarter of 2018. The Company believes that it has meritorious defenses to the claims made in the complaint and intends to vigorously defend against such claims, but is not able to predict the ultimate outcome of this action, or estimate any potential loss.

The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

We are a company focused on discovering, developing and commercializing innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel research and development (R&D) platform, focused on neurological and endocrine based diseases and disorders. Utilizing a portfolio approach to drug discovery, we have multiple small molecule drug candidates at various stages of pharmaceutical development. We develop proprietary pharmaceuticals for our pipeline, as well as collaborate with other pharmaceutical companies on our discoveries.

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

We have funded our operations primarily through private and public offerings of our common stock, debt securities and payments received under collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on our product revenues and existing and future collaborators to meet funding requirements. We expect to generate future operating losses as product candidates are advanced through the various stages of clinical development and as we proceed with the commercial launch of INGREZZA. As of December 31, 2017, we had an accumulated deficit of approximately $1.2 billion and expect to incur a net loss in 2018.

We currently have three major collaborations. Two of these collaborations involve out-licensing of our proprietary technology to pharmaceutical partners. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds). In April 2018, AbbVie announced that late in the elagolix NDA review cycle, it had submitted additional data to the FDA related to the impact of elagolix on liver function. AbbVie was notified by the FDA that the submission of this data met the criteria of a major amendment; which resulted in a three-month extension to the NDA review period; moving the Prescription Drug User Fee Act (PDUFA) date into the third quarter of 2018.  In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe) for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. The third collaboration agreement is one in which we in-licensed technology from BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. During the first quarter of 2018, the FDA provided guidance on the regulatory path forward to support an NDA submission for opicapone for Parkinson’s Disease, in which they did not request that we conduct an additional Phase III study, resulting in a $10 million event-based milestone payment to BIAL.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, clinical trial accruals (research and development expense), convertible debt, and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

Effective January 1, 2018, we adopted Topic 606, using the modified retrospective method, which it elected to apply to all contracts.   Under Topic 606, we recognize revenues when our customers obtain control of our products or services in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.  At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct.  We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If the consideration promised under the contract includes a variable amount, we must estimate the consideration we expect to receive for transferring the good or service to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and; (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts. Performance milestone payments represent a form of variable consideration.

Product Sales, Net.  Our product sales consist of U.S. sales of INGREZZA.  INGREZZA was approved by the FDA on April 11, 2017 and we commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD), or collectively, our customers, in late April 2017. The SPs dispense product to a patient based on the fulfillment of a prescription and the SD sells product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. Our agreements with the SPs and SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SDs have no right of product return. Product sales are recognized when the customer obtains control of our product, typically upon delivery to the customer.

Revenue from product sales are recorded at the net sales price (transaction price), which includes an estimate of variable consideration for which reserves are established and which results from contractual discounts, returns, chargebacks, rebates, co-pay assistance and other allowances relating to sales of our products.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are our significant categories of sales discounts and allowances:

Trade Discounts and Allowances: We generally provide customers with discounts that include prompt payment discounts, discounts for providing sales data, and other off-invoice discounts that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.

Product Returns: We offer customers limited product return rights for damages and shipment errors provided it is within a very limited period after the original shipping date as set forth in the applicable individual distribution agreement. We do not allow product returns for product that has been dispensed to a patient or for drug expiration. We receive real-time shipping reports and inventory reports from the customers and have the ability to control the amount of product that is sold to the customers. Product returns to date have not been significant and we have not considered it necessary to record a reserve for product returns.

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare prescription drug coverage gap program.  We estimate our Medicaid and Medicare prescription drug coverage gap rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the condensed consolidated balance sheet.   Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from us.  Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers.  These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.  Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and we generally issue credits for such amounts following the customer’s notification to us of the resale.  Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers.

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

Shipping and handling costs related to our product sales are included in selling, general and administrative expenses.

Collaborative Research and Development Agreements We enter into collaboration and licensing agreements that are within the scope of Topic 606, under which we license certain rights to our product candidates to third parties.  The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Licenses of Intellectual Property:  If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes development, commercialization and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method.  If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.  Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received.  The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.  At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect milestone and license fees revenues and earnings in the period of adjustment.

Manufacturing Supply Services:  Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options.  We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Royalties:  For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).  To date, we have not recognized any royalty revenue resulting from any of its out-licensing arrangements.

We receive payments from its licensees based on billing schedules established in each contract.  Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements.  Amounts are recorded as accounts receivable when our right to consideration is unconditional.

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

Share-based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements (inducement grants). We also grant certain employees stock bonuses and restricted stock units (RSUs) under the 2011 Plan, and grant certain employees stock options and RSUs under the Neurocrine Biosciences, Inc. Inducement Plan (Inducement Plan). Additionally, we have outstanding options that were granted under previous equity plans from which we no longer make grants. Share-based compensation expense recognized in accordance with authoritative guidance for the three months ended March 31, 2018 and 2017 was $19.9 million and $9.0 million, respectively. Share-based compensation expense for the three months ended March 31, 2018, includes a non-recurring share-based compensation charge of $7.7 million related to the modification of certain options and RSUs.

Stock option awards and RSUs generally vest over a three to four-year period and expense is ratably recognized over those same time periods. For RSUs with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved; upon which expense is then recognized ratably over the expected performance period. During the three months ended March 31, 2017, we recognized approximately $0.4 million in expense related to certain PRSUs as it became probable that pre-defined performance conditions would be met primarily due to the Phase III results of the Kinect 3 clinical study which were unblinded during the third quarter of 2015. No such expense was recorded during the three months ended March 31, 2018.

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenue

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $71.1 million for the three months ended March 31, 2018 with no similar net product sales during the first quarter of 2017.

Operating Expenses

Cost of Product Sales

Cost of product sales was $1.0 million for the first quarter of 2018. Product sold during the first quarter of 2018 included API that was previously charged to research and development expense prior to FDA approval of INGREZZA for TD. This minimal cost active pharmaceutical ingredients (API) had a positive impact on our cost of product sales and related product gross margins for the first quarter of 2018. We will continue to have a lower cost of product sales that excludes the cost of the API that was produced prior to FDA approval until we manufacture API and sell INGREZZA that includes this newly manufactured API. We expect that this will be the case for the near-term and as a result, our cost of product sales in the near-term will be less than we anticipate it will be in future periods. No similar cost of product sales was recognized during the first quarter of 2017.

Research and Development

The following table presents our total R&D expenses by category during the periods presented:

	Three Months Ended March 31,
	2018	2017
	(In millions)
External development expense:
VMAT2	$8.1	$5.1
CRF	1.8	0.9
Other	1.8	0.6
Total external development expense	11.7	6.6
In-process R&D and collaboration payments	10.0	30.0
R&D personnel expense	21.7	10.5
R&D facility and depreciation expense	1.6	1.5
Other R&D expense	3.9	3.3
Total R&D expense	$48.9	$51.9

R&D expense decreased by $3.0 million, from $51.9 million in the first quarter of 2017 to $48.9 million in the first quarter of 2018. The decrease from the prior year is primarily due to the $30 million payment to BIAL in the first quarter of 2017 to in-license opicapone as discussed above. This was partially offset by a $10 million event-based payment to BIAL as a result of the FDA indication that an additional Phase III clinical trial will not be needed to support an NDA submission for opicapone. Excluding the $20 million decrease in BIAL payments, R&D increased $17.0 million primarily attributed to $5.1 million increase for the ongoing progression of our clinical pipeline and $11.2 million increase in personnel expenses, of which $9.1 million was non-cash share-based compensation, including a non-recurring share based compensation charge of $7.7 million.

Sales, General and Administrative

Sales, general and administrative expense increased to $58.6 million in the first quarter of 2018 compared with $28.1 million during the same period in 2017. The $30.5 million increase in selling, general and administrative expense is primarily due to our commercial launch for INGREZZA in April 2017, including higher personnel related costs of $14.3 million, with share-based compensation costs accounting for $1.8 million of this increase in personnel costs.

Net Loss

Our net loss for the first quarter of 2018 was $41.8 million, or a net loss of $0.47 per share, compared to a net loss of $78.3 million, or a net loss of $0.90 per share, during the same period in 2017. The decrease in our net loss from 2017 to 2018 was a result of INGREZZA product net sales of $71.1 million offset by an increase in operating expenses of $28.6 million primarily related to the ongoing support for the commercial launch of INGREZZA, a $10 million event-based payment to BIAL and an increase in non-cash share-based compensation of $10.9 million, offset by a $30 million payment associated with in-licensing of opicapone in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first three months of 2018 was $38.5 million compared to $77.4 million during the same period in 2017. The $38.9 million decrease in net cash used from operating activities is primarily due to a decrease in our operating loss of $42.5 million due to product revenue recognized in 2018.

Net cash used in investing activities during the first three months of 2018 was $57.1 million compared to $56.8 million provided by investing activities during the same period in 2017. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities during the first three months of 2018 was $16.1 million compared to $1.5 million during the same period in 2017. Cash provided by financing activities are the result of exercises of stock options.

At March 31, 2018, our cash, cash equivalents, and investments totaled $736.8 million compared with $763.3 million at December 31, 2017.

Shelf Registration Statements. In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of March 31, 2018, we had not sold any securities under this shelf registration statement.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on March 31, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued amendments to ASU No. 2014-09 that have the same effective date and transition date. We adopted this new standard on January 1, 2018 using the modified retrospective method. The adoption of the standard did not change our revenue recognition.

In February 2016, the FASB issued ASU 2016-02 Leases. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. We are required to adopt this new guidance beginning in 2019 and early adoption is permitted. We are in the process of determining the effects the adoption of this update will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under the ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. The ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. The ASU was effective for us on January 1, 2018. The adoption of the ASU did not have a material effect on our results of operations, financial condition or cash flows.

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

Changes in Internal Control over Financial Reporting

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosures. During the fiscal quarter ended March 31, 2018, we implemented certain internal controls over financial reporting in connection with our adoption of ASC Topic 606, Revenue from Contracts with Customers. There were no other changes in our internal controls during the fiscal quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 11 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The following risk factors do not reflect any material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, other than the revisions or additions to the risk factors set forth below with an asterisk (*) next to the title. The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations.

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

*We have recently increased the size of our organization, and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of March 31, 2018, we had approximately 440 employees. Although we have already substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. For example, BIAL may terminate our license agreement, pursuant to which we have rights to develop and commercialize opicapone, if we fail to use commercially reasonable efforts, fail to submit an NDA for a licensed product by a specified date, or otherwise breach the license agreement. In addition, if we were to violate any of the terms of our licenses, we could become subject to damages. For example, on December 1, 2015, The Mount Sinai School of Medicine of the City University of New York (Mount Sinai) filed a complaint against us, seeking unspecified monetary damages, future sublicensing fees and attorney’s fees, alleging that we violated the terms of our license with Mount Sinai by inappropriately sublicensing Mount Sinai technology to AbbVie. While we believe that we have meritorious defenses to the claims made in the complaint and intend to vigorously defend ourselves against such claims, we are not able to predict the ultimate outcome of this action. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

*Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2017, we had federal and state income tax net operating loss carry forwards of approximately $978.7 million and $535.3 million, respectively. These net operating loss carry forwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have determined that no ownership changes have occurred through December 31, 2016 or 2017. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carry forwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations.

*The price of our common stock is volatile.

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, the price of our common stock may be dependent upon the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $39.00 per share to approximately $93.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended (2)

4.1	Form of Common Stock Certificate (3)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee (4)

4.3	Form of Note representing the Company’s 2.25% Convertible Notes due 2024 (5)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on From 10-K filed on February 13, 2018
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on From 10-K filed on February 13, 2018
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
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

NEUROCRINE BIOSCIENCES, INC.(Registrant)

Dated: April 30, 2018	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)