Form 10-Q
period 2018-06-30
NEUROCRINE BIOSCIENCES INC
filed 2018-07-31
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 90,469,361 as of July 25, 2018.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$166,422	$254,712
Short-term investments, available for sale	342,318	261,217
Accounts receivable	42,646	31,127
Other current assets	16,291	7,863
Total current assets	567,677	554,919
Property and equipment, net	18,775	10,811
Long-term investments, available for sale	249,388	247,361
Restricted cash	5,477	4,500
Total assets	$841,317	$817,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$61,031	$53,520
Other current liabilities	731	906
Total current liabilities	61,762	54,426
Deferred gain on sale of real estate	7,677	8,043
Deferred revenue	10,231	10,231
Deferred rent	5,326	3,135
Convertible senior notes	378,885	369,618
Total liabilities	463,881	445,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 90,403,238 as of June 30, 2018 and 88,793,903 as of December 31, 2017	90	89
Additional paid-in capital	1,626,752	1,572,765
Accumulated other comprehensive loss	(2,809)	(1,850)
Accumulated deficit	(1,246,597)	(1,198,866)
Total stockholders’ equity	377,436	372,138
Total liabilities and stockholders’ equity	$841,317	$817,591

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$96,905	$6,335	$167,991	$6,335
Total revenues	96,905	6,335	167,991	6,335
Operating expenses:
Cost of product sales	854	61	1,804	61
Research and development	36,988	21,868	85,935	73,750
Sales, general and administrative	60,915	41,674	119,551	69,724
Total operating expenses	98,757	63,603	207,290	143,535
Loss from operations	(1,852)	(57,268)	(39,299)	(137,200)
Other (expense) income:
Deferred gain on real estate	183	879	366	1,758
Interest expense	(7,591)	(4,767)	(15,095)	(4,767)
Investment income and other, net	3,347	1,171	6,297	1,898
Total other expense, net	(4,061)	(2,717)	(8,432)	(1,111)
Net loss	$(5,913)	$(59,985)	$(47,731)	$(138,311)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.68)	$(0.53)	$(1.58)
Shares used in the calculation of net loss per common share:
Basic and diluted	90,100	88,063	89,814	87,675
Other comprehensive loss:
Net loss	$(5,913)	$(59,985)	$(47,731)	$(138,311)
Net unrealized gain (loss) on available-for-sale securities	888	(478)	(959)	(395)
Comprehensive loss	$(5,025)	$(60,463)	$(48,690)	$(138,706)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,731)	$(138,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,669	1,078
Gain on sale of assets, net	(348)	(1,760)
Amortization of debt issuance costs	655	207
Amortization of debt discount	8,612	2,651
Deferred rent	(72)	(239)
Cease-use expense	—	(544)
Amortization of premiums on investments	1,064	596
Non-cash share-based compensation expense	31,730	18,866
Change in operating assets and liabilities:
Accounts receivable	(11,519)	(6,074)
Inventory	(3,271)	(128)
Other current assets	(2,894)	(2,437)
Accounts payable and accrued liabilities	4,273	627
Other current liabilities	(175)	(128)
Net cash used in operating activities	(18,007)	(125,596)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(224,076)	(365,032)
Sales and maturities of investments	138,925	210,324
Proceeds from sales of property and equipment	30	—
Purchases of property and equipment	(6,443)	(1,759)
Net cash used in investing activities	(91,564)	(156,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	22,258	5,243
Proceeds from issuance of senior convertible notes, net	—	502,781
Net cash provided by financing activities	22,258	508,024
Net (decrease) increase in cash, cash equivalents and restricted cash	(87,313)	225,961
Cash, cash equivalents and restricted cash at beginning of the period	259,212	88,150
Cash, cash equivalents and restricted cash at end of the period	$171,899	$314,111

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$5,822	$—
Non-cash capital expenditures	3,238	—

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and commercializes innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine related disorders. The Company discovered, developed and markets INGREZZA® (valbenazine), the first United States Food and Drug Administration (FDA) approved product indicated for the treatment of adults with tardive dyskinesia (TD), a movement disorder. Discovered and developed through Phase II clinical trials by Neurocrine, ORILISSATM (elagolix), the first FDA-approved oral medication for the management of endometriosis with associated moderate to severe pain in over a decade, is marketed by AbbVie Inc. (AbbVie) as part of a collaboration to develop and commercialize elagolix for women’s health. Neurocrine’s clinical development programs include opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in Parkinson's disease patients, elagolix for uterine fibroids with AbbVie, valbenazine for the treatment of Tourette syndrome, and NBI-74788 for the treatment of congenital adrenal hyperplasia (CAH).

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

Reclassifications. Certain amounts in prior year periods have been reclassified to conform with the presentation adopted in the current year periods.

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The Company adopted this new standard as of January 1, 2018 using the modified retrospective method. The adoption of the new revenue standards did not change the Company’s revenue recognition. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to product revenues, or revenue from collaboration and license agreements, no adjustment to retained earnings was required upon adoption. See below for discussion of the Company’s revenue recognition policy.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. The Company is required to adopt this new guidance beginning in 2019 and early adoption is permitted. The Company’s facility leases are subject to this new guidance and the Company is in the process of determining the impact on its condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under this ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. This ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. This amended guidance was retrospectively adopted on January 1, 2018 and required that cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash of $5.5 million and $4.6 million as of June 30, 2018 and 2017, respectively, as well as previously reported cash and cash equivalents.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. This update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is evaluating the effect that this update will have on its condensed consolidated financial statements and related disclosures.

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

Prior to FDA approval of INGREZZA, all costs related to its manufacturing were charged to research and development expense in the period incurred. At June 30, 2018 and December 31, 2017, the Company’s physical inventory included active pharmaceutical product (API) that had been produced prior to FDA approval of INGREZZA and accordingly had no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with authoritative guidance. Additionally, manufacturing of bulk drug product, finished bottling and other labeling activities that occurred post FDA approval are included in the inventory value at June 30, 2018 and December 31, 2017.

The Company reduces its inventory to net realizable value for potential excess, dated or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that such reserves are not required.

Cost of Product Sales. Cost of product sales consists of third-party manufacturing costs, transportation and freight, and indirect overhead costs associated with the manufacture and distribution of INGREZZA. Cost of product sales may also include period costs related to certain inventory manufacturing services, inventory adjustment charges as well as manufacturing variances. A significant portion of the cost of producing the product sold to date was expensed as R&D prior to the FDA’s approval of INGREZZA and therefore is not included in the cost of product sales during this period.

Accounts Receivable. Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and any allowance for doubtful accounts. The Company estimates the allowance for doubtful accounts based on actual payment patterns of its customers and individual customer circumstances. To date, the Company has determined that an allowance for doubtful accounts is not required.

Research and Development Expenses. R&D expenses consist primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, development milestones from in-licensed collaboration agreements, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations, in-licenses, and third-party funded research arrangements. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Revenue Recognition. Effective January 1, 2018, the Company adopted Topic 606, using the modified retrospective method. As the Company did not identify any revenue recognition differences when comparing the revenue recognition criteria under Topic 606 to the requirements under previous criteria with respect to product revenues, or revenue from collaboration and license agreements, no cumulative effect adjustment to retained earnings was necessary upon adoption. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017 for a detailed description of the Company’s accounting policy under Topic 605 which was effective for periods prior to January 1, 2018. Had the Company continued to account for revenue recognition under Topic 605, the Company’s revenues for the second quarter and first six months of 2018 would not have differed by a significant amount from those reported under Topic 606.

Under Topic 606, the Company recognizes revenues when its customers (as defined below) obtain control of its products or services in an amount that reflects the consideration it expects to receive from its customers in exchange for those products or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

If the consideration promised under the contract includes a variable amount, the Company must estimate the consideration it expects to receive for transferring the good or service to the customer. There are two methods for determining the amount of variable consideration: (i) the expected value method, which is the sum of probability-weighted amounts in a range of possible consideration amounts, and (ii) the mostly likely amount method, which identifies the single most likely amount in a range of possible consideration amounts. Performance milestone payments represent a form of variable consideration.

Product Sales, Net. The Company’s product sales consist of U.S. sales of INGREZZA. INGREZZA was approved by the FDA on April 11, 2017 and the Company commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD), or collectively, its customers, in late April 2017. The SPs dispense product to a patient based on the fulfillment of a prescription and the SD sells product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. The Company’s agreements with the SPs and SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SD have no right of product return to the Company. Product sales are recognized when the customer obtains control of the Company’s product, typically upon delivery to the customer.

Revenue from product sales is recorded at the net sales price (transaction price), which includes an estimate of variable consideration for which reserves are established and which results from contractual discounts, returns, chargebacks, rebates, co-pay assistance and other allowances relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are the Company’s significant categories of sales discounts and allowances:

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

Collaboration and Licensing Agreements. The Company enters into collaboration and licensing agreements that are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

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

Licenses of Intellectual Property: If the license to the Company’s intellectual property embedded within a collaboration and/or licensing arrangement is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

2. SIGNIFICANT COLLABORATION AND LICENSING AGREEMENTS

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

To date, the Company has recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how, and $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of INGREZZA in TD in Asia. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. No revenue was recognized under the Mitsubishi Tanabe agreement for the three and six months ended June 30, 2018 or 2017.

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million, of which $75 million has been earned as of June 30, 2018, and up to an additional $50 million in commercial event-based payments.

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

During 2017, event-based revenue of $30.0 million was recognized based on AbbVie’s NDA submission for elagolix in endometriosis being accepted by the FDA. During 2016, event-based revenue of $15.0 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. No revenue was recognized under the AbbVie agreement for the six months ended June 30, 2018 or 2017. On July 24, 2018, AbbVie received approval from the FDA for ORILISSATM (elagolix) for the management of moderate to severe endometriosis pain in women, resulting in the achievement of a $40.0 million event-based milestone, which the Company will recognize as revenue in the third quarter of 2018.

BIAL – Portela & CA, S.A. (BIAL). In February 2017, the Company entered into an exclusive license agreement with BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada. Under the terms of the agreement, the Company is responsible for the management and cost of all opicapone development and commercialization activities in the United States and Canada.

Under the terms of the agreement, the Company paid BIAL an upfront license fee of $30 million, which was expensed in the first quarter of 2017 as in-process research and development. In addition, during the first quarter of 2018, the FDA provided guidance on the regulatory path forward to support an NDA for opicapone for Parkinson’s Disease, in which the FDA did not request that the Company conduct an additional Phase III study, resulting in a $10 million event-based milestone payment to BIAL. The Company may also be required to pay up to an additional $105 million in milestone payments associated with the regulatory approval and net sales of products containing opicapone. Prior to FDA approval of opicapone, the Company may be required to pay up to an additional $10 million in milestones based on certain regulatory and clinical results and FDA acceptance of the Company’s NDA submission for opicapone. Upon commercialization of opicapone, the Company has agreed to determine certain annual sales forecasts. In the event that the Company fails to meet the minimum sales requirements for a particular year, the Company will be required to pay BIAL an amount corresponding to the difference between the actual net sales and the minimum sales requirements for such year, and if the Company fails to meet the minimum sales requirements for any two years, BIAL may terminate the agreement.

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

Investments consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Commercial paper	$37,157	$75,362
Corporate debt securities	543,648	414,815
Securities of government sponsored entities	10,901	18,401
Total investments	$591,706	$508,578

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2018:
Classified as current assets:
Commercial paper	Less than 1	$37,211	$—	$(54)	$37,157
Corporate debt securities	Less than 1	300,451	—	(1,243)	299,208
Securities of government-sponsored entities	Less than 1	6,000	—	(47)	5,953
Total short-term available-for-sale securities		$343,662	$—	$(1,344)	$342,318
Classified as non-current assets:
Corporate debt securities	1 to 2	$245,850	$—	$(1,410)	$244,440
Securities of government-sponsored entities	1 to 2	5,003	—	(55)	4,948
Total long-term available-for-sale securities		$250,853	$—	$(1,465)	$249,388
December 31, 2017:
Classified as current assets:
Commercial paper	Less than 1	$75,396	$1	$(35)	$75,362
Corporate debt securities	Less than 1	178,776	—	(400)	178,376
Securities of government-sponsored entities	Less than 1	7,503	—	(24)	7,479
Total short-term available-for-sale securities		$261,675	$1	$(459)	$261,217
Classified as non-current assets:
Corporate debt securities	1 to 2	$237,749	$—	$(1,310)	$236,439
Securities of government-sponsored entities	1 to 2	11,004	—	(82)	10,922
Total long-term available-for-sale securities		$248,753	$—	$(1,392)	$247,361

(1)	Unrealized gains and losses are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
June 30, 2018:
Commercial paper	$37,157	$(54)	$—	$—	$37,157	$(54)
Corporate debt securities	398,814	(1,803)	138,935	(850)	537,749	(2,653)
Securities of government-sponsored entities	10,901	(102)	—	—	10,901	(102)
Total	$446,872	$(1,959)	$138,935	$(850)	$585,807	$(2,809)
December 31, 2017:
Commercial paper	$62,602	$(35)	$—	$—	$62,602	$(35)
Corporate debt securities	386,728	(1,660)	28,087	(50)	414,815	(1,710)
Securities of government-sponsored entities	10,922	(82)	7,479	(24)	18,401	(106)
Total	$460,252	$(1,777)	$35,566	$(74)	$495,818	$(1,851)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of June 30, 2018 and December 31, 2017, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and six months ended June 30, 2018.

The Company’s assets which were measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018:
Classified as current assets:
Cash and money market funds	$166.4	$166.4	$—	$—
Commercial paper	37.1	—	37.1	—
Securities of government-sponsored entities	6.0	—	6.0	—
Corporate debt securities	299.2	—	299.2	—
Subtotal	508.7	166.4	342.3	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	4.0	4.0	—	—
Securities of government-sponsored entities	5.0	—	5.0	—
Corporate debt securities	244.4	—	244.4	—
Total	763.6	171.9	591.7	—
Less cash, cash equivalents and restricted cash	(171.9)	(171.9)	—	—
Total investments	$591.7	$—	$591.7	$—
December 31, 2017:
Classified as current assets:
Cash and money market funds	$170.2	$170.2	$—	$—
Commercial paper	159.9	—	159.9	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	178.4	—	178.4	—
Subtotal	516.0	170.2	345.8	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	3.0	3.0	—	—
Securities of government-sponsored entities	10.9	—	10.9	—
Corporate debt securities	236.4	—	236.4	—
Total	767.8	174.7	593.1	—
Less cash, cash equivalents and restricted cash	(259.2)	(174.6)	(84.6)	—
Total investments	$508.6	$0.1	$508.5	$—

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

The initial conversion rate for the 2024 Notes is 13.1711 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $75.92 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2024 Notes represented a premium of approximately 42.5% to the closing sale price of $53.28 per share of the Company’s common stock on the NASDAQ Global Select Market on April 26, 2017, the date that the Company priced the private offering of the 2024 Notes.

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

The fair value of the 2024 Notes is estimated utilizing market quotations from an over-the-counter trading market. As of June 30, 2018, the fair value approximated 145% of the face principal amount of the 2024 Notes.

While the 2024 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2018 and December 31, 2017 as long-term, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.

Under current accounting guidance, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2024 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

Debt, net of discounts and deferred financing costs at June 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal	$517,500	$517,500
Deferred financing costs	(8,997)	(9,652)
Debt discount, net	(129,618)	(138,230)
Net carrying amount	$378,885	$369,618

6. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative	$7,572	$6,250	$14,828	$11,703
Research and development	4,279	3,640	16,902	7,163
Total share-based compensation expense	$11,851	$9,890	$31,730	$18,866

The fair value of equity instruments that vest based on continued employee service is recognized and amortized on a straight-line basis over the requisite service period. For restricted stock units (RSUs) with performance-based vesting requirements (PRSUs), no expense is recorded until the performance condition is probable of being achieved. During the six months ended June 30, 2018, the Company recorded a non-recurring share-based compensation charge of $7.7 million related to the modification of certain options and RSUs.

As of June 30, 2018, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $67.1 million and $57.6 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.9 and 3.1 years, respectively. Additionally, the Company has approximately 0.3 million PRSUs outstanding. As of June 30, 2018, total unrecognized estimated compensation cost related to these PRSUs was $19.7 million and will be recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the six months ended June 30, 2018 and 2017, stock options to purchase approximately 1.2 million and 0.8 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the six months ended June 30, 2018 and 2017 was approximately $22.3 million and $5.2 million, respectively. The Company also issued approximately 0.4 million and 0.3 million shares of common stock pursuant to the vesting of RSUs during each of the six months ended June 30, 2018 and 2017.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.0 million and 1.6 million shares of the Company’s common stock during the six months ended June 30, 2018 and 2017, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the six months ended June 30, 2018 and 2017 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.9%	2.5%	2.0%
Expected volatility of common stock	57.7%	58.5%	60.1%	58.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	5.4 years	5.6 years	4.8 years	5.7 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the six months ended June 30, 2018 and 2017, share-based compensation expense related to stock options was $20.6 million and $12.2 million, respectively.

Restricted Stock Units

During each of the six months ended June 30, 2018 and 2017, the Company granted approximately 0.5 million RSUs that vest annually over a four-year period. Additionally, during each of the six months ended June 30, 2018 and 2017, the Company granted approximately 0.2 million PRSUs. The Company’s PRSUs vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance based criteria is probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the six months ended June 30, 2018 and 2017, the aggregate share-based compensation expense related to RSUs and PRSUs was $11.1 million and $6.7 million, respectively.

7. REAL ESTATE

In connection with the sale-leaseback transaction of the Company’s facility in 2007, the Company recognized a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.4 million and $1.8 million of the deferred gain during the six month periods ending June 30, 2018 and 2017, and will recognize the remaining $8.4 million of the deferred gain on a straight-line basis over the remaining lease term which will expire at the end of 2029.

During 2017, the Company entered into an amendment to extend the current term of the lease through for its current headquarters through December 31, 2029 (Term Amendment). Under the Term Amendment, the Company reduced its base rental rate by approximately 8% and will continue to pay base annual rent (subject to an annual fixed percentage increase), plus a 3.5% annual management fee, property taxes and other normal and necessary expenses associated with the lease such as utilities, repairs and maintenance. Certain incentives were included in the Term Amendment, including approximately $13.1 million in various tenant improvement allowances, three months of rent abatement, and a reduction in the required security deposit amount from $4.7 million to $3.0 million. In lieu of a cash security deposit, Wells Fargo Bank, N.A. (Wells Fargo) issued on the Company’s behalf a letter of credit in the amount of $3.0 million, which is secured by a deposit of equal amount with the same bank and is included in restricted cash on the Company’s Condensed Consolidated Balance Sheet. The Company also has the right to extend the lease for two consecutive ten-year terms as well as a right of first offer for future rental of adjacent office space owned by the landlord.

In April 2018, the Company entered into a commercial lease agreement for the lease of 44,718 square feet of office space located directly behind the Company’s current headquarters. The term of such lease is 130 months (commenced on July 1, 2018). In lieu of a cash security deposit, the Company issued an approximately $1.0 million letter of credit at lease execution, which is secured by a deposit of equal amount and is included in restricted cash on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018. The Company is entitled to twelve months of base rent abatement and, as such, the base rent payments will commence in August 2019.

8. LOSS PER COMMON SHARE

Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of common stock equivalents. The Company’s potentially dilutive shares, which include outstanding stock options, unvested RSUs, and shares issuable upon conversion of the 2024 Notes, are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. Outstanding stock options, unvested RSUs and PRSUs of approximately 7.5 million and 5.0 million were excluded from the calculation of diluted net loss per share for the second quarter and first six months of 2018 and 2017, respectively, due to their anti-dilutive effect.

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

9. COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. On December 1, 2015, Icahn School of Medicine at Mount Sinai (Mount Sinai) filed a complaint against the Company in the United States District Court for the Southern District of New York: Icahn School of Medicine at Mount Sinai v. Neurocrine Biosciences, Inc., Case No. 1:15-cv-09414 (Mount Sinai Case). In the complaint, Mount Sinai alleged that the Company breached a license agreement with Mount Sinai dated August 27, 1999. In the third quarter of 2018, Mount Sinai and the Company reached agreement to dismiss the Mount Sinai Case in its entirety.

The Company is not aware of any other proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

10. SUBSEQUENT EVENTS

On July 24, 2018, AbbVie received approval from the FDA for ORILISSATM (elagolix) for the management of moderate to severe endometriosis pain in women. This approval generated a $40.0 million event-based payment to the Company in the third quarter of 2018, which is payable by AbbVie within 30 days of the event and will be recognized as revenue by the Company in the third quarter of 2018.

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

OVERVIEW

We are a company focused on discovering, developing and commercializing innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through our novel research and development (R&D) platform, focused on neurological and endocrine related disorders. Utilizing a portfolio approach to drug discovery, we have multiple small molecule drug candidates at various stages of pharmaceutical development. We develop proprietary pharmaceuticals for our pipeline, as well as collaborate with other pharmaceutical companies on our discoveries.

On April 11, 2017, the U.S. Food and Drug Administration (FDA) approved INGREZZA® (valbenazine) capsules for the treatment of adults with tardive dyskinesia (TD). We market INGREZZA for TD in the United States through our specialty sales force focused primarily on physicians who treat TD patients, including psychiatrists and neurologists. The commercial launch of INGREZZA occurred on May 1, 2017.

On July 24, 2018, we were notified by AbbVie Inc. (AbbVie) that FDA approval was granted for ORILISSATM (elagolix) for the management of moderate to severe endometriosis pain in women. Discovered and developed through Phase II clinical trials by us, ORILISSA (elagolix), the first FDA-approved oral medication for the management of endometriosis with associated moderate to severe pain in over a decade, will be marketed by AbbVie beginning in August 2018 as part of a collaboration to develop and commercialize elagolix for women’s health.

Our clinical development programs include opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in Parkinson's disease patients, elagolix for uterine fibroids with AbbVie, valbenazine for the treatment of Tourette syndrome, and NBI-74788 for the treatment of congenital adrenal hyperplasia (CAH).

We have funded our operations primarily through private and public offerings of our common stock, debt securities and payments received under collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs, and intend to rely on our product revenues and existing and future collaborators to meet funding requirements. We expect to generate future operating losses as product candidates are advanced through the various stages of clinical development and as we proceed with the commercial launch of INGREZZA. As of December 31, 2017, we had an accumulated deficit of approximately $1.2 billion.

We currently have three major collaborations. Two of these collaborations involve out-licensing of our proprietary technology to pharmaceutical partners. In June 2010, we announced an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds). In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (Mitsubishi Tanabe) for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. The third collaboration agreement, which was entered into in February 2018, is one in which we in-licensed technology from BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the United States and Canada.

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

Revenue Recognition

Effective January 1, 2018, we adopted Topic 606, using the modified retrospective method. Under Topic 606, we recognize revenues when our customers (as defined below) obtain control of our products or services in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Product Sales, Net. Our product sales consist of U.S. sales of INGREZZA. INGREZZA was approved by the FDA on April 11, 2017 and we commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD), or collectively, our customers, in late April 2017. The SPs dispense product to a patient based on the fulfillment of a prescription and the SD sells product to government facilities, long-term care pharmacies or in-patient hospital pharmacies. Our agreements with the SPs and SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SD have no right of product return. Product sales are recognized when the customer obtains control of our product, typically upon delivery to the customer.

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

Collaboration and Licensing Agreements. We enter into collaboration and licensing agreements that are within the scope of Topic 606, under which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We use key assumptions to determine the stand-alone selling price, which may include forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success.

Licenses of Intellectual Property: If the license to our intellectual property embedded within a collaboration and/or licensing arrangement is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone Payments: At the inception of each arrangement that includes development, commercialization and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect milestone and license fees revenues and earnings in the period of adjustment.

Manufacturing Supply Services: Arrangements that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. We assess if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our out-licensing arrangements.

We receive payments from our licensees based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Research and Development Expense

R&D expense consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing research and development efforts; as well as scientific contractor fees, preclinical and clinical trial costs, research and development facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, in-licenses, and third-party funded research arrangements. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D expense; however a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Share-based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements (inducement grants). We also grant certain employees restricted stock units (RSUs) and performance-based restricted stock units (PRSUs) under the 2011 Plan, and grant certain employees stock options and RSUs under the Neurocrine Biosciences, Inc. Inducement Plan (Inducement Plan). Share-based compensation expense was $11.9 million and $31.7 million for the second quarter and first six months of 2018, respectively, compared to $9.9 million and $18.9 million for the second quarter and first six months of 2017, respectively. Share-based compensation expense for the first six months of 2018 included a non-recurring charge of $7.7 million related to the modification of certain options and RSUs.

Stock option awards and RSUs generally vest over a three to four-year period and expense is ratably recognized over those same time periods. For PRSUs, no expense is recorded until the performance condition is probable of being achieved; upon which expense is then recognized ratably over the expected performance period.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenue

Product Sales, net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $96.9 million and $168.0 million for the second quarter and first six months of 2018, respectively, compared to $6.3 million for the second quarter and first six months of 2017.

Operating Expenses

Cost of Product Sales

Cost of product sales was $0.9 million for the second quarter of 2018, compared to $0.1 million for the second quarter of 2017. For the first six months of 2018, cost of product sales was $1.8 million, compared to $0.1 million for the first six months of 2017. Product sold to date included active pharmaceutical ingredients (API) that was previously charged to research and development expense prior to FDA approval of INGREZZA for TD. This minimal cost API had a positive impact on our cost of product sales and related product gross margins. Beginning in the second half of 2018, we expect to have a higher cost of product sales that includes the cost of API produced following FDA approval.

Research and Development

The following table presents our total R&D expenses by category during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
External development expense:
VMAT2	$10.8	$3.9	$18.9	$8.9
CRF	2.2	1.0	4.0	1.9
Other	2.2	1.1	4.0	1.7
Total external development expense	15.2	6.0	26.9	12.5
In-process research and development	—	—	10.0	30.0
R&D personnel expense	13.4	10.1	35.1	20.5
R&D facility and depreciation expense	2.0	1.2	3.6	2.7
Other R&D expense	6.4	4.6	10.3	8.1
Total R&D expense	$37.0	$21.9	$85.9	$73.8

R&D expense increased $15.1 million and $12.1 million for the second quarter and first six months of 2018, respectively, compared to the same periods last year. The increase in R&D expense is primarily due to the ongoing progression of our product candidate pipeline and increase in personnel expenses on higher headcount, including $0.6 million and $9.7 million of non-cash share-based compensation increases for the second quarter and first six months of 2018, respectively. Personnel expense for the first six months of 2018 includes a non-recurring share-based compensation charge of $7.7 million related to the modification of certain options and RSUs. R&D expense for the first six months of 2017 includes a $30 million payment to BIAL to in-license opicapone, partially offset by a $10 million event-based payment to BIAL in the first quarter of 2018 as a result of the FDA indication that an additional Phase III clinical trial will not be needed to support an NDA submission for opicapone. Excluding the $20 million decrease in BIAL payments, R&D expense for the first six months of 2018 increased $32.1 million compared to the same period last year.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense increased to $60.9 million and $119.6 million for the second quarter and first six months of 2018, respectively, compared to $41.7 million and $69.7 million for the second quarter and first six months of 2017, respectively. The increase in SG&A expense for the second quarter and first six months of 2018 is primarily due to our commercial launch for INGREZZA in April 2017, which resulted in higher personnel related costs of $7.1 million and $21.3 million for the second quarter and first six months of 2018, respectively, including non-cash share-based compensation increases of $1.3 million and $3.1 million for the second quarter and first six months of 2018, respectively.

Net Loss

Our net loss for the second quarter of 2018 was $5.9 million, or a $0.07 net loss per share, compared to a net loss of $60.0 million, or a $0.68 net loss per share, for the second quarter of 2017. Our net loss for the first six months of 2018 was $47.7 million, or a $0.53 net loss per share, compared to a net loss of $138.3 million, or a $1.58 net loss per share, for the first six months of 2017. The decrease in our net loss was a result of increased INGREZZA net product sales, offset by ongoing support for the commercial launch of INGREZZA, progression of our clinical pipeline, and increased personnel expenses on higher headcount.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities in the first six months of 2018 was $18.0 million compared to $125.6 million in the same period in 2017. The $107.6 million decrease in net cash used in operating activities is primarily due to a $90.6 million decrease in our net loss due to net product sales increase in 2018.

Net cash used in investing activities in the first six months of 2018 was $91.6 million compared to $156.5 million in the same period in 2017. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, and the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings.

Net cash provided by financing activities in the first six months of 2018 was $22.3 million compared to $508.0 million in the same period in 2017. The change in cash provided by financing activities was primarily due to net proceeds of approximately $502.8 million from our offering of the 2024 Notes in May 2017.

At June 30, 2018, our cash and cash equivalents, restricted cash, and investments totaled $763.6 million compared with $767.8 million at December 31, 2017.

In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of June 30, 2018, we had not sold any securities under this shelf registration statement.

We believe that our existing capital resources, together with interest income and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that these capital resources and payments will be sufficient to conduct all of our commercialization efforts and R&D programs as planned. The amount and timing of expenditures will vary depending upon a number of factors, including progress of our commercialization efforts and R&D programs.

We may require additional funding to effectively commercialize INGREZZA, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, and the cost of product in-licensing and any possible acquisitions. In addition, we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue an unlimited number of shares of our securities from time to time. In addition, during the second quarter of 2017, we issued $517.5 million of convertible debt pursuant to the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies, products or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our approved products will generate revenues sufficient to enable us to earn a profit.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on June 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

NEW ACCOUNTING PRONOUNCEMENTS

For a summary of new accounting pronouncements which may be applicable to us, see Note 1 to the condensed consolidated financial statements included in this report.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2018 , that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Our ability to produce revenues ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. We currently have limited experience in marketing and selling pharmaceutical products. With respect to INGREZZA in particular, we have only recently hired our sales force to sell INGREZZA, and have only recently begun establishing our distribution and reimbursement capabilities, all of which will be necessary to successfully commercialize INGREZZA. While we have recently hired personnel, and engaged consultants with experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to establish or maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA or any product candidate approved by the FDA in the future. If we fail to establish or maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

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

These risks and uncertainties impact all of our clinical programs. Specifically, our VMAT2 inhibitor program will be impacted if any of the events above lead to delayed timelines for the enrollment in, or completion of, clinical trials of INGREZZA for Tourette syndrome. Likewise, any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities for the opicapone program in Parkinson’s disease. With respect to our gonadotropin-releasing hormone (GnRH) program with AbbVie, any of these events could delay timelines for the completion of the Phase III uterine fibroids program. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

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

*We depend on our current collaborators for the development and commercialization of our products and product candidates that we out-license and in-license, and may need to enter into future collaborations to develop and commercialize certain of our product candidates.

Our strategy for fully developing and commercializing ORILISSA™ (elagolix) is dependent upon maintaining our current collaboration agreement with AbbVie. This collaboration agreement provides for significant future payments should certain development, regulatory and commercial milestones be achieved, and royalties on future sales of elagolix. Under this agreement, AbbVie is responsible for, among other things, conducting clinical trials and obtaining required regulatory approvals for elagolix; as well as manufacturing and commercialization of ORILISSA.

Because of our reliance on AbbVie, the commercialization and continued development of ORILISSA could be substantially delayed, and our ability to receive future funding could be substantially impaired, if AbbVie:

•	does not successfully launch and commercialize ORILISSA for endometriosis;
•	failed to gain regulatory approval of elagolix for uterine fibroids, and if applicable, successfully launch and commercialize elagolix for that indication;
•	did not conduct its collaborative activities in a timely manner;
•	did not devote sufficient time and resources to our partnered program;
•	terminated its agreement with us;
•	developed, either alone or with others, products that may compete with elagolix;
•	disputed our respective allocations of rights to any products or technology developed during our collaboration; or
•	merged with a third party that wants to terminate our agreement.

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

*We do not and will not have access to all information regarding the products and product candidates we licensed to AbbVie.

We do not and will not have access to all information regarding ORILISSA, including potentially material information about commercialization plans, medical information strategies, clinical trial design and execution, safety reports from clinical trials, safety reports, regulatory affairs, process development, manufacturing and other areas known by AbbVie. In addition, we have confidentiality obligations under our agreement with AbbVie. Thus, our ability to keep our shareholders informed about the status of ORILISSA will be limited by the degree to which AbbVie keeps us informed and allows us to disclose such information to the public. If AbbVie fails to keep us informed about commercialization efforts related to ORILISSA, or the status of the clinical development or regulatory approval pathway of other product candidates licensed to it, we may make operational and/or investment decisions that we would not have made had we been fully informed, which may materially and adversely affect our business and operations.

*We are subject to ongoing obligations and continued regulatory review for INGREZZA, which may result in significant additional expense and market withdrawal. Additionally, our other product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

We received FDA regulatory approval for INGREZZA in April 2017. This approval and other regulatory approvals for any of our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. With respect to the FDA’s approval of INGREZZA for TD, we are subject to certain post-marketing requirements and commitments. Failure to comply with these post-marketing requirements and commitments could result in withdrawal of our marketing approval for INGREZZA. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency (especially for a product, such as INGREZZA, which has been administered in only a limited patient population to date), or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

*If physicians and patients do not accept INGREZZA or any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.

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

In addition, market acceptance depends on the effectiveness of our marketing strategy and distribution support, and, to date, although we have hired experienced sales and marketing professionals, we have very limited sales and marketing experience. We may face difficulties related to managing the growth of our sales and marketing organization, and it is possible that the rapid expansion in our sales and marketing team may have a short-term negative effect on our external sales and marketing efforts given the need to devote significant time to the training and integration of these personnel. If our sales and marketing efforts are not effective and the medical community and patients do not ultimately accept our products as being safe, effective, superior and/or cost-effective, we may not generate sufficient revenue.

*Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research or clinical development with the exceptions of INGREZZA, which has been approved by the FDA for TD, and ORILISSA (elagolix) (partnered with AbbVie), which has been approved by the FDA for the management of endometriosis with associated pain. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

*We have a history of losses and expect to increase our expenses for the foreseeable future, and we may never achieve sustained profitability.

Since our inception, we have incurred significant net losses and negative cash flow from operations. As a result of historical operating losses, we had an accumulated deficit of approximately $1.2 billion as of December 31, 2017.

In April 2017, we received FDA approval of INGREZZA for TD, and in July 2018, our partner AbbVie received FDA approval for ORILISSA for management of moderate to severe endometriosis pain in women. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we succeed in commercializing INGREZZA or developing and commercializing any of our other product candidates, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

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

As of June 30, 2018, we had approximately 470 employees. Although we have already substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as our development and commercialization efforts. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development and commercialization efforts could be negatively impacted, and we may not be able to implement our business strategy.

Our future financial performance and our ability to commercialize INGREZZA and any other product candidates that receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA, we will need to support the training and ongoing activities of our sales force, and it is possible that the rapid expansion in our sales and marketing team may have a short-term negative effect on our external sales and marketing efforts given the need to devote significant time to the training and integration of these personnel. In addition, we will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to:

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

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. For example, BIAL may terminate our license agreement, pursuant to which we have rights to develop and commercialize opicapone, if we fail to use commercially reasonable efforts, fail to submit an NDA for a licensed product by a specified date, or otherwise breach the license agreement. In addition, if we were to violate any of the terms of our licenses, we could become subject to damages. For example, on December 1, 2015, The Mount Sinai School of Medicine of the City University of New York (Mount Sinai) filed a complaint against us, seeking unspecified monetary damages, future sublicensing fees and attorney’s fees, alleging that we violated the terms of our license with Mount Sinai by inappropriately sublicensing Mount Sinai technology to AbbVie. In the third quarter of 2018, we reached agreement with Mount Sinai to dismiss the Case in its entirety.  Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA or any product candidate approved by the FDA. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage; our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, we recently received regulatory approval from the FDA for INGREZZA in TD and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. Even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period or over a sustained period of time, could cause our stock price to decline.

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, new legislation was enacted that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, especially as our Company and market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $45.00 per share to approximately $106.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	sales of INGREZZA and/or ORILISSA;
•	the status and cost of our post-marketing commitments for INGREZZA;
•	the results of our clinical trials;
•	developments concerning new and existing collaboration agreements;
•	announcements of technological innovations or new therapeutic products by us or others;
•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;
•	developments in patent or other proprietary rights;
•	developments related to the FDA;
•	future sales of our common stock by us or our stockholders;
•	comments by securities analysts;

•	additions or departures of key personnel;
•	fluctuations in our operating results;
•	developments related to on-going litigation;
•	government regulation;
•	government and third-party payor coverage and reimbursement;
•	failure of any of our product candidates, if approved, to achieve commercial success; and
•	public concern as to the safety of our drugs.

*If we cannot raise additional funding, we may be unable to complete development of our product candidates or establish commercial and manufacturing capabilities in the future.

We may require additional funding to effectively commercialize INGREZZA, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, and the cost of product in-licensing and any possible acquisitions. In addition, we may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with investment income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs, fully commercialize products and operate the company to the full extent currently planned. If we cannot obtain adequate funds, we may be required to curtail significantly our commercial plans or one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the United States, comprehensive health care reform legislation was enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other recent federal and state legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product provided to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding distribution of the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

Additionally, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential drug candidates are:

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, a continuing resolution was enacted on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Moreover, in July 2018, CMS announced that it has suspended further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under MACRA, which will be fully implemented in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on certain of these measures and, additionally, is immediately implementing others under its existing authority. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program.

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

*Our employees, independent contractors, principal investigators, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, consultants, commercial partners and vendors, or by employees of our commercial partners could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately, to maintain the confidentiality of our trade secrets or the trade secrets of our commercial partners, or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Any action against our employees, independent contractors, principal investigators, consultants, commercial partners or vendors for violations of these laws could result in significant civil and criminal penalties, fines and imprisonment.

*Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have obtained limited product liability insurance coverage for our clinical trials in the amount of $25 million per occurrence and $25 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. Upon FDA approval of INGREZZA we expanded our insurance coverage to include product liability insurance related to the sale of INGREZZA in the amount of $25 million per occurrence and $25 million in the aggregate. However, we may be unable to obtain commercially reasonable product liability insurance for any products approved in the future for marketing. On occasion, juries have awarded large judgments in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.

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

*Cyber security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws, as amended (2)

4.1	Form of Common Stock Certificate (3)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee (4)

4.3 10.1 10.2

Form of Note representing the Company’s 2.25% Convertible Notes due 2024 (5)

Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended (6)

Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan (7)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K filed on February 13, 2018
(2)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on February 13, 2018
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(4)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
(5)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
(6)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 30, 2018
(7)	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated May 30, 2018
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

NEUROCRINE BIOSCIENCES, INC.(Registrant)

Dated: July 31, 2018	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)