Form 10-Q
period 2018-09-30
NEUROCRINE BIOSCIENCES INC
filed 2018-11-05
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 90,682,182 as of October 30, 2018.

NEUROCRINE BIOSCIENCES, INC.

FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share information)

(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$195,734	$254,712
Short-term investments, available for sale	439,609	261,217
Accounts receivable	54,097	31,127
Inventory	6,054	1,024
Other current assets	18,900	6,839
Total current assets	714,394	554,919
Property and equipment, net	28,618	10,811
Long-term investments, available for sale	185,257	247,361
Restricted cash	5,477	4,500
Total assets	$933,746	$817,591
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$72,022	$53,520
Current portion of convertible senior notes	383,647	—
Other current liabilities	731	906
Total current liabilities	456,400	54,426
Deferred gain on sale of real estate	7,495	8,043
Deferred revenue	10,231	10,231
Deferred rent	12,107	3,135
Convertible senior notes	—	369,618
Total liabilities	486,233	445,453
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000,000 shares authorized; issued and outstanding shares were 90,673,214 as of September 30, 2018 and 88,793,903 as of December 31, 2017	91	89
Additional paid-in capital	1,645,311	1,572,765
Accumulated other comprehensive loss	(2,056)	(1,850)
Accumulated deficit	(1,195,833)	(1,198,866)
Total stockholders’ equity	447,513	372,138
Total liabilities and stockholders’ equity	$933,746	$817,591

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales, net	$111,291	$45,774	$279,282	$52,109
Collaboration revenue	40,466	15,000	40,466	15,000
Total revenues	151,757	60,774	319,748	67,109
Operating expenses:
Cost of sales	1,551	433	3,355	494
Research and development	35,482	22,463	121,417	96,213
Sales, general and administrative	60,401	43,873	179,952	113,597
Total operating expenses	97,434	66,769	304,724	210,304
Income (loss) from operations	54,323	(5,995)	15,024	(143,195)
Other (expense) income:
Interest expense	(7,672)	(7,337)	(22,767)	(12,104)
Investment income and other, net	4,113	2,207	10,776	5,863
Total other expense, net	(3,559)	(5,130)	(11,991)	(6,241)
Net income (loss)	$50,764	$(11,125)	$3,033	$(149,436)
Net income (loss) per common share:
Basic	$0.56	$(0.13)	$0.03	$(1.70)
Diluted	$0.52	$(0.13)	$0.03	$(1.70)
Shares used in the calculation of net income (loss) per common share:
Basic	90,555	88,325	90,064	87,894
Diluted	96,798	88,325	95,272	87,894
Other comprehensive income (loss):
Net income (loss)	$50,764	$(11,125)	$3,033	$(149,436)
Net unrealized gain (loss) on available-for-sale securities	753	179	(206)	(216)
Comprehensive income (loss)	$51,517	$(10,946)	$2,827	$(149,652)

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,033	$(149,436)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,749	1,694
Amortization of debt discount	13,040	6,755
Amortization of debt issuance costs	989	526
Amortization of premiums on investments	1,436	1,202
Non-cash share-based compensation expense	44,800	29,070
Other	(482)	(1,261)
Change in operating assets and liabilities:
Accounts receivable	(22,970)	(29,818)
Inventory	(3,907)	(242)
Reimbursements for tenant improvements	3,657	—
Other current assets	(6,837)	(4,315)
Accounts payable and accrued liabilities	15,577	11,107
Other current liabilities	(175)	(188)
Net cash provided by (used in) operating activities	50,910	(134,906)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(329,289)	(444,538)
Sales and maturities of investments	211,402	257,235
Purchases of property and equipment	(18,802)	(4,563)
Proceeds from sales of property and equipment	30	7
Net cash used in investing activities	(136,659)	(191,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	27,748	8,265
Proceeds from issuance of convertible senior notes, net	—	502,781
Net cash provided by financing activities	27,748	511,046
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,001)	184,281
Cash, cash equivalents and restricted cash at beginning of the period	259,212	88,150
Cash, cash equivalents and restricted cash at end of the period	$201,211	$272,431

SUPPLEMENTAL DISCLOSURE
Cash paid for interest	$5,822	$—
Non-cash capital expenditures	$1,802	$—

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Neurocrine Biosciences, Inc. (the Company or Neurocrine) was incorporated in California in 1992 and reincorporated in Delaware in 1996. The Company discovers, develops and commercializes innovative and life-changing pharmaceuticals, in diseases with high unmet medical needs, through its novel research and development (R&D) platform, focused on neurological and endocrine related disorders. The Company discovered, developed and markets INGREZZA® (valbenazine), the first United States Food and Drug Administration (FDA)-approved product indicated for the treatment of adults with tardive dyskinesia (TD), a movement disorder. Discovered and developed through Phase II clinical trials by Neurocrine, ORILISSATM (elagolix), the first FDA-approved oral medication for the management of endometriosis associated with moderate to severe pain in over a decade, is marketed by AbbVie Inc. (AbbVie) as part of a collaboration to develop and commercialize elagolix for women’s health. Neurocrine’s clinical development programs include opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in Parkinson's disease patients, elagolix for uterine fibroids with AbbVie, valbenazine for the treatment of Tourette syndrome, NBI-74788 for the treatment of congenital adrenal hyperplasia (CAH), a vesicular monoamine transporter 2 (VMAT2) inhibitor and first-in-class central nervous system (CNS) compound with potential use in the treatment of neurologic and psychiatric disorders.

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

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Reclassifications. Certain amounts in prior year periods have been reclassified to conform with the presentation adopted in current year periods.

Impact of Recently Issued Accounting Standards. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. This new standard amends the guidance for the recognition of revenue from contracts with customers to transfer goods and services. The FASB subsequently issued additional, clarifying standards to address issues arising from implementation of the new revenue recognition standard. The Company adopted this new standard as of January 1, 2018, using the modified retrospective method. The adoption of the new revenue standard did not change the Company’s revenue recognition. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to product revenues, or revenue from collaboration and license agreements, no adjustment to retained earnings was required upon adoption. See below for discussion of the Company’s revenue recognition policy.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This update amends the current accounting guidance for lease transactions. Under the new guidance, a lessee will be required to recognize both assets and liabilities for any leases in excess of twelve months. Additionally, certain qualitative and quantitative disclosures will also be required in the financial statements. The Company is required to adopt this new guidance beginning in 2019 and early adoption is permitted. As of September 30, 2018, the Company was in the process of analyzing its lease contracts and the potential impact the standard may have on its condensed consolidated financial statements and related disclosures. The Company is also in the process of evaluating potential changes to its controls to support lease accounting and the related disclosures under the new standard. Based on management’s preliminary analysis, the Company anticipates the adoption of this guidance will have a material impact on the Company’s Condensed Consolidated Balance Sheets due to the requirement to recognize lease right-of-use (ROU) assets and corresponding liabilities, primarily relating to leases of office space.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which clarifies the presentation of restricted cash and restricted cash equivalents in the statements of cash flows. Under this ASU, restricted cash and restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on the statements of cash flows. This ASU is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU requires that the statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. This ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the statement of cash flows and the cash and equivalents balance presented on the balance sheet. This amended guidance was retrospectively adopted on January 1, 2018 and required that cash, cash equivalents and restricted cash reported on the Condensed Consolidated Statements of Cash Flows now includes restricted cash of $5.5 million and $4.6 million as of September 30, 2018 and 2017, respectively, as well as previously reported cash and cash equivalents.

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

Use of Estimates. The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Estimates for revenues, cost of sales, inventory, and R&D expenses are evaluated on an ongoing basis and are based on historical experience or other relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Prior to FDA approval of INGREZZA, all costs related to its manufacture were charged to R&D expense in the period incurred. Historically, the Company’s physical inventory included active pharmaceutical product (API) that had been produced prior to FDA approval of INGREZZA and accordingly had no cost basis as the cost associated with producing this material was expensed rather than capitalized in accordance with GAAP. Costs associated with the manufacture of bulk drug product, finished bottling, and other labeling activities that occurred post FDA approval are included in the inventory value at September 30, 2018 and December 31, 2017.

The Company reduces its inventory to net realizable value for potential excess, dated, or obsolete inventory based on an analysis of forecasted demand compared to quantities on hand and any firm purchase orders, as well as product shelf life. To date, the Company has determined that such reserves are not required.

Cost of Sales. Cost of sales includes third-party manufacturing, transportation, freight, and indirect overhead costs associated with the manufacture and distribution of INGREZZA, sales-based license costs on AbbVie net sales of ORILISSA, as defined in the agreement with the party to which the Company pays such costs, and period costs resulting from certain inventory manufacturing services, inventory adjustment charges, and manufacturing variances. A significant portion of the costs associated with the manufacture of INGREZZA sold to date was expensed as R&D prior to the FDA’s approval and is therefore excluded from cost of sales during this period.

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

Research and Development Expenses. R&D expenses consist primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges for those individuals involved in ongoing R&D efforts; as well as scientific contractor fees, development milestones from in-licensed collaboration agreements, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from the Company’s independent R&D efforts as well as efforts associated with collaborations, in-licenses, and third-party funded research arrangements. The Company reviews and accrues clinical trial expenses based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of patient studies, and other events. The Company follows this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Revenue Recognition. Effective January 1, 2018, the Company adopted Topic 606, using the modified retrospective method. As the Company did not identify any revenue recognition differences when comparing the revenue recognition criteria under Topic 606 to the requirements under previous criteria with respect to product revenues, or revenue from collaboration and license agreements, no cumulative effect adjustment to retained earnings was necessary upon adoption. See the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017, for a detailed description of the Company’s accounting policy under Topic 605 which was effective for periods prior to January 1, 2018. Had the Company continued to account for revenue recognition under Topic 605, the Company’s revenues for the first three and nine months of 2018 would not have differed by a significant amount from those reported under Topic 606.

Under Topic 606, the Company recognizes revenues when its customers (as defined below) obtain control of its products or services in an amount that reflects the consideration it expects to receive from its customers in exchange for those products or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Product Sales, Net. The Company’s product sales consist of U.S. sales of INGREZZA. INGREZZA was approved by the FDA on April 11, 2017 and the Company commenced shipments of INGREZZA to select pharmacies (SPs) and a select distributor (SD), or collectively, its customers, in late April 2017. The SPs dispense product to a patient based on the fulfillment of a prescription and the SD sells product to government facilities, long-term care pharmacies, or in-patient hospital pharmacies. The Company’s agreements with the SPs and SD provide for transfer of title to the product at the time the product is delivered to the SP or SD. In addition, except for limited circumstances, the SPs and SD have no right of product return to the Company. Product sales are recognized when the customer obtains control of the Company’s product, typically upon delivery to the customer.

Revenue from product sales is recorded at the net sales price (transaction price), which includes an estimate of variable consideration for which reserves are established and which results from contractual discounts, returns, chargebacks, rebates, co-pay assistance, and other allowances relating to the Company’s sales of its products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are the Company’s significant categories of sales discounts and allowances:

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

Collaboration and Other Revenue. The Company enters into collaboration and licensing agreements that are within the scope of Topic 606, under which it licenses certain rights to its product candidates to third-parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

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

Royalty Revenue: For arrangements that include sales-based royalties, including milestone payments based on the level of sales of licensed products, and where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Sales-based royalties for ORILISSA are calculated as a percentage of AbbVie net sales as defined in the Company’s agreement with AbbVie. Each quarterly period, sales-based royalties are recorded based on estimated quarterly net sales of ORILISSA. Differences between actual results and estimated amounts are adjusted for in the period in which they become known, which typically follows the quarterly period in which the estimate was made.

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

The Company receives payments from its licensees based on billing schedules established in each agreement. Up-front payments and fees are recorded as deferred revenue upon receipt, or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

To date, the Company has recognized revenue under this agreement of $19.8 million associated with the delivery of a technology license and existing know-how, and $15 million in development event-based payments resulting from Mitsubishi Tanabe’s initiation of Phase II/III development of INGREZZA in TD in Asia. In accordance with our continuing performance obligations, $10.2 million of the $30 million up-front payment is being deferred and recognized in future periods. Under the terms of the agreement, there is no general obligation to return the up-front payment for any non-contingent deliverable. No revenue was recognized under the Mitsubishi Tanabe agreement for the three and nine months ended September 30, 2018. During the third quarter of 2017, Mitsubishi Tanabe initiated a pivotal trial of INGREZZA in Asia for the treatment of tardive dyskinesia which generated a $15 million milestone.

AbbVie Inc. (AbbVie). In June 2010, the Company announced an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation GnRH antagonists (collectively, GnRH Compounds) for women’s and men’s health. AbbVie made an upfront payment of $75 million and has agreed to make additional development and regulatory event-based payments of up to $480 million, of which $115 million has been earned as of September 30, 2018, and up to an additional $50 million in commercial event-based payments.

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

On July 24, 2018, AbbVie received approval from the FDA for ORILISSA for the management of moderate to severe endometriosis pain in women, resulting in the achievement of a $40 million event-based milestone, which the Company recognized as revenue in the third quarter of 2018. During 2017, event-based revenue of $30 million was recognized based on AbbVie’s NDA submission for elagolix in endometriosis being accepted by the FDA. During 2016, event-based revenue of $15 million was recognized related to AbbVie’s initiation of Phase III development of elagolix in uterine fibroids. The Company also recognized sales-based royalties on AbbVie net sales of ORILISSA of $0.5 million in the third quarter of 2018. No revenue was recognized under the AbbVie agreement for the nine months ended September 30, 2017.

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

3. INVESTMENTS

Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Investments consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Commercial paper	$42,465	$75,362
Corporate debt securities	541,694	414,815
Securities of government sponsored entities	40,707	18,401
Total investments	$624,866	$508,578

The following is a summary of investments classified as available-for-sale securities (in thousands):

	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
September 30, 2018:
Classified as current assets:
Commercial paper	Less than 1	$42,514	$—	$(49)	$42,465
Corporate debt securities	Less than 1	387,627	6	(1,407)	386,226
Securities of government-sponsored entities	Less than 1	11,000	—	(82)	10,918
Total short-term available-for-sale securities		$441,141	$6	$(1,538)	$439,609
Classified as non-current assets:
Corporate debt securities	1 to 2	$155,935	$1	$(468)	$155,468
Securities of government-sponsored entities	1 to 2	29,846	—	(57)	29,789
Total long-term available-for-sale securities		$185,781	$1	$(525)	$185,257
December 31, 2017:
Classified as current assets:
Commercial paper	Less than 1	$75,396	$1	$(35)	$75,362
Corporate debt securities	Less than 1	178,776	—	(400)	178,376
Securities of government-sponsored entities	Less than 1	7,503	—	(24)	7,479
Total short-term available-for-sale securities		$261,675	$1	$(459)	$261,217
Classified as non-current assets:
Corporate debt securities	1 to 2	$237,749	$—	$(1,310)	$236,439
Securities of government-sponsored entities	1 to 2	11,004	—	(82)	10,922
Total long-term available-for-sale securities		$248,753	$—	$(1,392)	$247,361

(1)	Unrealized gains and losses are included in other comprehensive income (loss).

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position as of September 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2018:
Commercial paper	$32,634	$(49)	$—	$—	$32,634	$(49)
Corporate debt securities	317,733	(931)	188,998	(944)	506,731	(1,875)
Securities of government-sponsored entities	29,789	(57)	10,918	(82)	40,707	(139)
Total	$380,156	$(1,037)	$199,916	$(1,026)	$580,072	$(2,063)
December 31, 2017:
Commercial paper	$62,602	$(35)	$—	$—	$62,602	$(35)
Corporate debt securities	386,728	(1,660)	28,087	(50)	414,815	(1,710)
Securities of government-sponsored entities	10,922	(82)	7,479	(24)	18,401	(106)
Total	$460,252	$(1,777)	$35,566	$(74)	$495,818	$(1,851)

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

The Company reviews the available-for-sale investments for other-than-temporary declines in fair value below cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis and adverse conditions related specifically to the security, including any changes to the credit rating of the security, and the intent to sell, or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis. The assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. As of September 30, 2018 and December 31, 2017, the Company believed the cost bases for available-for-sale investments were recoverable in all material respects.

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

The Company classifies its cash equivalents and available for sale investments within Level 1 or Level 2. The fair value of the Company’s investment grade corporate debt securities is determined using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company did not reclassify any investments between levels in the fair value hierarchy during the three and nine months ended September 30, 2018.

The Company’s assets which were measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, were determined using the inputs described above and are as follows (in millions):

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018:
Classified as current assets:
Cash and money market funds	$195.7	$195.7	$—	$—
Commercial paper	42.5	—	42.5	—
Securities of government-sponsored entities	10.9	—	10.9	—
Corporate debt securities	386.2	—	386.2	—
Subtotal	635.3	195.7	439.6	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	4.0	4.0	—	—
Securities of government-sponsored entities	29.8	—	29.8	—
Corporate debt securities	155.5	—	155.5	—
Total	826.1	201.2	624.9	—
Less cash, cash equivalents and restricted cash	(201.2)	(201.2)	—	—
Total investments	$624.9	$—	$624.9	$—
December 31, 2017:
Classified as current assets:
Cash and money market funds	$170.2	$170.2	$—	$—
Commercial paper	159.9	—	159.9	—
Securities of government-sponsored entities	7.5	—	7.5	—
Corporate debt securities	178.4	—	178.4	—
Subtotal	516.0	170.2	345.8	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	3.0	3.0	—	—
Securities of government-sponsored entities	10.9	—	10.9	—
Corporate debt securities	236.4	—	236.4	—
Total	767.8	174.7	593.1	—
Less cash, cash equivalents and restricted cash	(259.2)	(174.6)	(84.6)	—
Total investments	$508.6	$0.1	$508.5	$—

5. INVENTORY

Inventory at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$4,773	$—
Work in process	270	491
Finished goods	1,011	533
Total inventory	$6,054	$1,024

6. CONVERTIBLE SENIOR NOTES

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

As the conditional conversion feature described under (i) above had been triggered as of September 30, 2018, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on October 1, 2018 and ending at the close of business on December 31, 2018. Accordingly, the 2024 Notes have been classified as a current liability on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.

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

The initial conversion rate for the 2024 Notes is 13.1711 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $75.92 per share of the Company’s common stock. At the initial conversion rate, settlement of the 2024 Notes for shares of the Company’s common stock would approximate 6.8 million shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2024 Notes represented a premium of approximately 42.5% to the closing sale price of $53.28 per share of the Company’s common stock on the NASDAQ Global Select Market on April 26, 2017, the date that the Company priced the private offering of the 2024 Notes.

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

The fair value of the 2024 Notes is estimated utilizing market quotations from an over-the-counter trading market. As of September 30, 2018, the fair value approximated 171% of the face principal amount of the 2024 Notes.

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

Debt, net of discounts and deferred financing costs at September 30, 2018 and December 31, 2017, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal	$517,500	$517,500
Deferred financing costs	(8,663)	(9,652)
Debt discount, net	(125,190)	(138,230)
Net carrying amount	$383,647	$369,618

7. NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and potentially dilutive shares outstanding during the period, including the potentially dilutive shares resulting from the conversion of the 2024 Notes, and excluding the effect of stock options and restricted stock outstanding for periods when their effect is anti-dilutive, using the treasury stock method.

Convertible debt instruments that may be settled entirely or partly in cash (such as the 2024 Notes) may, in certain circumstances where the borrower has the ability and intent to settle in cash, be accounted for under the treasury stock method. The Company issued the 2024 Notes with a combination settlement feature, which it has the ability and intent to use upon conversion of the notes, to settle the principal amount of debt for cash and the excess of the principal portion in shares of the Company’s common stock. As a result, of the approximately 6.8 million shares underlying the 2024 Notes, only the shares required to settle the excess of the principal portion would be considered dilutive under the treasury stock method. Further, approximately 0.3 million restricted stock units (RSUs) with performance-based vesting requirements (PRSUs) have been excluded from the calculation of diluted net income per share as the performance condition has not been achieved. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

Net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) - basic and diluted	$50,764	$(11,125)	$3,033	$(149,436)
Weighted-average common shares outstanding:
Basic	90,555	88,325	90,064	87,894
Effect of dilutive securities:
Employee stock purchase program	7	—	2	—
Stock options	3,352	—	3,322	—
Restricted stock	629	—	558	—
2024 Notes	2,255	—	1,326	—
Diluted	96,798	88,325	95,272	87,894
Net income (loss) per share:
Basic	$0.56	$(0.13)	$0.03	$(1.70)
Diluted	$0.52	$(0.13)	$0.03	$(1.70)

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options and restricted stock	882	7,862	823	7,898

8. SHARE-BASED COMPENSATION

The compensation expense related to the Company’s share-based compensation arrangements has been included in the Condensed Consolidated Statements of Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative	$8,371	$6,531	$23,199	$18,234
Research and development	4,699	3,672	21,601	10,836
Total share-based compensation expense	$13,070	$10,203	$44,800	$29,070

The fair value of equity instruments that vest based on continued employee service is recognized and amortized on a straight-line basis over the requisite service period. No expense is recognized for PRSUs until the performance condition is probable of being achieved. During the nine months ended September 30, 2018, the Company recorded a non-recurring share-based compensation charge of $7.7 million related to the modification of certain options and RSUs.

As of September 30, 2018, total unrecognized estimated compensation cost related to non-vested stock options and non-vested RSUs, that vest over a given service period, granted prior to that date was $60.7 million and $57.3 million, respectively, which is expected to be recognized over a weighted average period of approximately 2.5 and 2.2 years, respectively. Additionally, the Company has approximately 0.3 million PRSUs outstanding. As of September 30, 2018, total unrecognized estimated compensation cost related to these PRSUs was $19.7 million and will be recognized over the expected performance period once the achievement of performance conditions becomes probable.

During the nine months ended September 30, 2018 and 2017, stock options to purchase approximately 1.5 million and 1.0 million shares of the Company’s common stock were exercised, respectively. The cash received by the Company from stock option exercises during the nine months ended September 30, 2018 and 2017 was approximately $27.7 million and $8.3 million, respectively. The Company also issued approximately 0.4 million and 0.3 million shares of common stock pursuant to the vesting of RSUs during each of the nine months ended September 30, 2018 and 2017.

Stock Option Assumptions

The Company granted stock options to purchase approximately 1.0 million and 1.6 million shares of the Company’s common stock during the nine months ended September 30, 2018 and 2017, respectively. These stock options generally vest monthly over a four-year period. The exercise price of all stock options granted during the nine months ended September 30, 2018 and 2017 was equal to the closing price of the Company’s common stock on the date of grant. The estimated fair value of each stock option granted was determined on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the stock option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.8%	2.5%	2.0%
Expected volatility of common stock	53.7%	59.6%	59.9%	58.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected option term	4.5 years	5.0 years	4.8 years	5.7 years

The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, expected term and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected term of the Company’s stock options. The expected option term is estimated based on historical experience as well as the status of the employee. For example, directors and officers have a longer expected option term than all other employees. The risk-free rate for periods within the contractual life of the option is based upon observed interest rates appropriate for the expected term of the Company’s employee stock options. The Company has never declared or paid dividends and has no plans to do so in the foreseeable future. For the nine months ended September 30, 2018 and 2017, share-based compensation expense related to stock options was $28.2 million and $18.7 million, respectively.

Restricted Stock Units

During the nine months ended September 30, 2018 and 2017, the Company granted approximately 0.5 million and 0.6 million RSUs, respectively, which vest annually over a four-year period. Additionally, the Company granted approximately 0.2 million PRSUs during the nine months ended September 30, 2018, which vest based on the achievement of pre-defined Company-specific performance criteria and expire approximately four to five years from the grant date. Expense recognition for PRSUs commences when attainment of the performance-based criteria is probable. The fair value of RSUs and PRSUs is estimated based on the closing sale price of the Company’s common stock on the date of grant. For the nine months ended September 30, 2018 and 2017, the aggregate share-based compensation expense related to RSUs and PRSUs was $16.5 million and $10.4 million, respectively.

9. REAL ESTATE

In connection with the sale-leaseback transaction of the Company’s facility in 2007, the Company recognized a net gain of $39.1 million which was deferred in accordance with authoritative guidance. The Company recognized $0.5 million and $1.9 million of the deferred gain during the nine months ended September 30, 2018 and 2017, respectively, and will recognize the remaining $8.2 million of the deferred gain on a straight-line basis over the remaining lease term which will expire at the end of 2029.

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

In April 2018, the Company entered into a commercial lease agreement for the lease of 44,718 square feet of office space located directly behind the Company’s current headquarters. The term of such lease is 130 months (commenced on July 1, 2018). In lieu of a cash security deposit, the Company issued an approximately $1.0 million letter of credit at lease execution, which is secured by a deposit of equal amount and is included in restricted cash on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018. The Company is entitled to twelve months of base rent abatement and, as such, the base rent payments will commence in August 2019.

10. COMMITMENTS AND CONTINGENCIES

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes thereto for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, and our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018.

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

On July 24, 2018, we were notified by AbbVie Inc. (AbbVie) that FDA approval was granted for ORILISSATM (elagolix) for the management of moderate to severe endometriosis pain in women. Discovered and developed through Phase II clinical trials by us, ORILISSA, the first FDA-approved oral medication for the management of endometriosis with associated moderate to severe pain in over a decade, began to be marketed by AbbVie in August 2018 as part of a collaboration to develop and commercialize elagolix for women’s health.

Our clinical development programs include opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in Parkinson's disease patients, elagolix for uterine fibroids with AbbVie, valbenazine for the treatment of Tourette syndrome, NBI-74788 for the treatment of congenital adrenal hyperplasia (CAH), a vesicular monoamine transporter 2 (VMAT2) inhibitor and first-in-class central nervous system (CNS) compound with potential use in the treatment of neurologic and psychiatric disorders.

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

We have funded our operations primarily through private and public offerings of our common stock, debt securities, and payments received under collaboration agreements. While we independently develop many of our product candidates, we have entered into collaborations for several of our programs and intend to rely on our product revenues and existing and future collaborations to meet our funding requirements. While we were profitable for the three and nine months ended September 30, 2018, we expect our future operating results and profitability to fluctuate from period to period as product candidates are advanced through the various stages of clinical development and as we proceed with the commercial launch of INGREZZA and other potential future pipeline products. As of December 31, 2017, we had an accumulated deficit of approximately $1.2 billion.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, clinical trial accruals (R&D expense), convertible debt, and share-based compensation. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

Effective January 1, 2018, we adopted Topic 606, using the modified retrospective method. Under Topic 606, we recognize revenues when our customers (as defined below) obtain control of our products or services in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract to determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Revenue from product sales are recorded at the net sales price (transaction price), which includes an estimate of variable consideration for which reserves are established and which results from contractual discounts, returns, chargebacks, rebates, co-pay assistance and other allowances relating to sales of our products. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known. The following are our significant categories of sales discounts and allowances:

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

Co-Payment Assistance: We offer co-payment assistance to commercially insured patients meeting certain eligibility requirements. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

Shipping and handling costs related to our product sales are included in selling, general and administrative expenses.

Collaboration and Other Revenue. We enter into collaboration and licensing agreements that are within the scope of Topic 606, under which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products.

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

Royalty Revenue: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Sales-based royalties for ORILISSA are calculated as a percentage of AbbVie net sales as defined in our agreement with AbbVie. Each quarterly period, sales-based royalties are recorded based on estimated quarterly net sales of ORILISSA. Differences between actual results and estimated amounts are adjusted for in the period in which they become known, which typically follows the quarterly period in which the estimate was made.

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

We receive payments from our licensees based on billing schedules established in each agreement. Up-front payments and fees are recorded as deferred revenue upon receipt, or when due, and may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

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

Research and Development Expense

R&D expense consists primarily of salaries, payroll taxes, employee benefits, and share-based compensation charges, for those individuals involved in ongoing research and development efforts; as well as scientific contractor fees, preclinical and clinical trial costs, research and development facilities costs, laboratory supply costs, and depreciation of scientific equipment. All such costs are charged to R&D expense as incurred. These expenses result from our independent R&D efforts as well as efforts associated with collaborations, in-licenses, and third-party funded research arrangements. We review and accrue clinical trials expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs are subject to revisions as trials progress. Revisions are charged to expense in the period in which the facts that give rise to the revision become known. Historically, revisions have not resulted in material changes to R&D expense; however, a modification in the protocol of a clinical trial or cancellation of a trial could result in a charge to our results of operations.

Share-based Compensation

We grant stock options to purchase our common stock to our employees and directors under our 2011 Equity Incentive Plan (the 2011 Plan) and grant stock options to certain employees pursuant to Employment Commencement Nonstatutory Stock Option Agreements (inducement grants). We also grant certain employees restricted stock units (RSUs) and performance-based restricted stock units (PRSUs) under the 2011 Plan and grant certain employees stock options and RSUs under the Neurocrine Biosciences, Inc. Inducement Plan (Inducement Plan). Share-based compensation expense was $13.1 million and $44.8 million for the third quarter and first nine months of 2018, respectively, compared to $10.2 million and $29.1 million for the third quarter and first nine months of 2017, respectively. Share-based compensation expense for the first nine months of 2018 included a non-recurring charge of $7.7 million related to the modification of certain options and RSUs.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

The following table presents our revenues by category during the periods presented (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
Revenues:
INGREZZA product sales, net	$111,291	$45,774	$65,517	$279,282	$52,109	$227,173
Collaboration revenue	40,466	15,000	25,466	40,466	15,000	25,466
Total revenues	$151,757	$60,774	$90,983	$319,748	$67,109	$252,639

Product Sales, Net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $111.3 million and $279.3 million for the third quarter and first nine months of 2018, respectively, compared to $45.8 million and $52.1 million for the third quarter and first nine months of 2017, respectively.

Collaboration Revenue

On July 24, 2018, we were notified by AbbVie that FDA approval was granted for ORILISSA for the management of moderate to severe endometriosis pain in women, resulting in the achievement of a $40.0 million event-based milestone, which we recognized as revenue in the third quarter of 2018. We also recognized sales-based royalties, payable to us by our partner AbbVie on quarterly net sales of ORILISSA, of $0.5 million for both the third quarter and first nine months of 2018. During the third quarter of 2017, Mitsubishi Tanabe initiated a pivotal trial of INGREZZA in Asia for the treatment of tardive dyskinesia which generated a $15 million milestone.

Operating Expenses

Cost of Sales

Cost of sales was $1.6 million for the third quarter of 2018, compared to $0.4 million for the third quarter of 2017. For the first nine months of 2018, cost of sales was $3.4 million, compared to $0.5 million for the first nine months of 2017. The increase in cost of sales for the third quarter and first nine months of 2018 is primarily due to increased INGREZZA net product sales. Product sold to date included active pharmaceutical ingredients (API) that was previously charged to R&D expense prior to FDA approval of INGREZZA for TD. This minimal cost API had a positive impact on our cost of sales and related product gross margins. Beginning in the fourth quarter of 2018, we expect to have a higher cost of sales that includes the cost of INGREZZA API produced following FDA approval.

Research and Development

The following table presents our total R&D expenses by category during the periods presented (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	$ Change	2018	2017	$ Change
External development expense:
VMAT2	$9.1	$4.8	$4.3	$28.0	$13.7	$14.3
CRF	2.6	0.8	1.8	6.6	2.7	3.9
Other	1.0	1.1	(0.1)	5.0	2.8	2.2
Total external development expense	12.7	6.7	6.0	39.6	19.2	20.4
In-process R&D	—	—	—	10.0	30.0	(20.0)
R&D personnel expense	14.6	10.2	4.4	49.7	30.8	18.9
R&D facility and depreciation expense	2.3	1.6	0.7	5.9	4.3	1.6
Other R&D expense	5.9	4.0	1.9	16.2	11.9	4.3
Total R&D expense	$35.5	$22.5	$13.0	$121.4	$96.2	$25.2

R&D expense increased $13.0 million and $25.2 million for the third quarter and first nine months of 2018, respectively, compared to the same periods last year. The increase in R&D expense is primarily due to the ongoing progression of our product candidate pipeline and increase in personnel expenses on higher headcount, including $1.0 million and $10.8 million of non-cash share-based compensation increases for the third quarter and first nine months of 2018, respectively. Personnel expense for the first nine months of 2018 includes a non-recurring share-based compensation charge of $7.7 million related to the modification of certain options and RSUs. In-process R&D expense for the first nine months of 2017 includes a $30 million payment to BIAL to in-license opicapone, partially offset by a $10 million event-based payment to BIAL in the first quarter of 2018 as a result of guidance received from the FDA in which the FDA did not request an additional Phase III clinical trial to support an NDA submission for opicapone. Excluding the $20 million decrease in BIAL payments, R&D expense for the first nine months of 2018 increased $45.2 million compared to the same period last year.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense increased to $60.4 million and $180.0 million for the third quarter and first nine months of 2018, respectively, compared to $43.9 million and $113.6 million for the third quarter and first nine months of 2017, respectively. The increase in SG&A expense for the third quarter and first nine months of 2018 is primarily due to our commercial launch for INGREZZA in April 2017 and the subsequent sales force expansion in the third quarter of 2018, which included higher personnel related costs of $9.9 million and $31.2 million for the third quarter and first nine months of 2018, respectively, including non-cash share-based compensation increases of $1.8 million and $5.0 million for the third quarter and first nine months of 2018, respectively.

Net Income (Loss)

Net income for the third quarter of 2018 was $50.8 million, or $0.52 diluted net income per share, compared to a net loss of $11.1 million, or a $0.13 net loss per share, for the third quarter of 2017. Net income for the first nine months of 2018 was $3.0 million, or $0.03 diluted net income per share, compared to a net loss of $149.4 million, or a $1.70 net loss per share, for the first nine months of 2017. The decrease in our net loss was primarily the result of increased INGREZZA net product sales and the achievement of the $40.0 million event-based milestone related to the FDA's approval of ORILISSA, offset by ongoing support for the commercial launch of INGREZZA and progression of our clinical pipeline.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the first nine months of 2018 was $50.9 million compared to $134.9 million net cash used in operating activities in the same period in 2017. The significant change to positive cash flow generated from operations was primarily due to an increase in total revenues driven by higher INGREZZA net product sales and the achievement of the $40.0 million event-based milestone related to the FDA’s approval of ORILISSA.

Net cash used in investing activities in the first nine months of 2018 was $136.7 million compared to $191.9 million in the same period in 2017. The fluctuation in net cash used in investing activities resulted primarily from the timing differences in investment purchases, sales and maturities of investments, the fluctuation of our portfolio mix between cash equivalents and short-term and long-term investment holdings, and an increase in additions to our property, plant and equipment, which consisted predominantly of tenant improvements to our corporate facilities.

Net cash provided by financing activities in the first nine months of 2018 was $27.7 million compared to $511.0 million in the same period in 2017. The change in cash provided by financing activities was primarily due to net proceeds of approximately $502.8 million from our offering of the 2024 Notes in May 2017.

At September 30, 2018, our cash and cash equivalents, restricted cash, and investments totaled $826.1 million compared with $767.8 million at December 31, 2017.

In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the SEC. For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. As of September 30, 2018, we had not sold any securities under this shelf registration statement.

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

We may require additional funding to effectively commercialize INGREZZA and other potential future pipeline products, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, and the cost of product in-licensing and any possible acquisitions. In addition, we may require additional funding to establish manufacturing and marketing capabilities in the future. We may seek to access the public or private equity markets whenever conditions are favorable. For example, we have an effective shelf registration statement on file with the SEC which allows us to issue an unlimited number of shares of our securities from time to time. In addition, during the second quarter of 2017, we issued $517.5 million of convertible debt pursuant to the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt may involve operating covenants that may restrict our business. If adequate funds are not available through these means, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies, products or product candidates. To the extent that we are unable to obtain third-party funding for such expenses, we expect that increased expenses will result in increased cash flow losses from operations. We cannot assure you that we will successfully develop our products under development or that our approved products will generate revenues sufficient to enable us to achieve profitability on a sustained basis.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not have any off-balance sheet arrangements.

INTEREST RATE RISK

We are exposed to interest rate risk on our short and long-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates had occurred on September 30, 2018, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments and the nature of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our strategy for fully developing and commercializing ORILISSA is dependent upon maintaining our current collaboration agreement with AbbVie. This collaboration agreement provides for significant future payments should certain development, regulatory and commercial milestones be achieved, and royalties on future sales of elagolix. Under this agreement, AbbVie is responsible for, among other things, conducting clinical trials and obtaining required regulatory approvals for elagolix; as well as manufacturing and commercialization of ORILISSA.

Because of our reliance on AbbVie, the commercialization and continued development of ORILISSA could be substantially delayed, and our ability to receive future funding could be substantially impaired, if AbbVie:

•	does not successfully commercialize ORILISSA for endometriosis;
•	fails to gain regulatory approval of elagolix for uterine fibroids, and if applicable, successfully launch and commercialize elagolix for that indication;
•	does not conduct its collaborative activities in a timely manner;
•	does not devote sufficient time and resources to our partnered program;
•	terminates its agreement with us;
•	develops, either alone or with others, products that may compete with elagolix;
•	disputes our respective allocations of rights to any products or technology developed during our collaboration; or
•	merges with a third party that wants to terminate our agreement.

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

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of our product candidates or future indications for currently approved products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability on a sustained basis.

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

All of our product candidates are currently in research or clinical development with the exceptions of INGREZZA, which has been approved by the FDA for TD, and ORILISSA (partnered with AbbVie), which has been approved by the FDA for the management of moderate to severe endometriosis pain in women. Only a small number of research and development programs ultimately result in commercially successful drugs. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

*The conditional conversion feature of the 2024 Notes, if triggered, may adversely affect our financial condition and operating results liquidity.

As of September 30, 2018, the conditional conversion feature of the 2024 Notes had been triggered, allowing holders of 2024 Notes to convert their 2024 Notes at any time during the period beginning on October 1, 2018 and ending at the close of business on December 31, 2018.  The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods, and as a result, it is possible that holders of 2024 Notes will continue to be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity.

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

We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the three and nine months ended September 30, 2018, we expect our future operating results and profitability to fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.

*We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of September 30, 2018, we had approximately 574 employees. Although we have already substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as our development and commercialization efforts. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our development and commercialization efforts could be negatively impacted, and we may not be able to implement our business strategy.

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage; our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, we recently received regulatory approval from the FDA for INGREZZA in TD and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the three and nine months ended September 30, 2018, we expect our future operating results and profitability to fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period or over a sustained period of time, could cause our stock price to decline.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, especially as our Company and market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $60.00 per share to approximately $127.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

Our future capital requirements will depend on many factors, including:

•	the commercial success of INGREZZA;
•	debt service obligations on the 2024 Notes;
•	continued scientific progress in our research and development programs;
•	the magnitude and complexity of our research and development programs;
•	progress with preclinical testing and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;
•	competing technological and market developments;
•	the establishment of additional strategic alliances;
•	developments related to any future litigation;
•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and
•	the cost of product in-licensing and any possible acquisitions.

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

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the newly enacted federal income tax law includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, a continuing resolution was enacted on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Moreover, in July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Congress may consider other legislation to repeal or replace elements of the ACA.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under MACRA, which will be fully implemented in 2019. At this time it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has already started the process of soliciting feedback on certain of these measures and, additionally, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of these, and other potential, proposals will require authorization through additional legislation to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

ITEM 5.	Other Information

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

3.2	Bylaws, as amended

4.1	Form of Common Stock Certificate (1)

4.2	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee (2)

4.3	Form of Note representing the Company’s 2.25% Convertible Notes due 2024 (3)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)
(2)	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
(3)	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated May 2, 2017
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

NEUROCRINE BIOSCIENCES, INC.(Registrant)

Dated: November 05, 2018	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)