Form 10-Q
period 2019-03-31
NEUROCRINE BIOSCIENCES INC
filed 2019-04-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 91,286,923 as of April 24, 2019.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information

Item 1. Financial Statements

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$72,778	$141,714
Short-term investments, available for sale	451,290	509,199
Accounts receivable	71,964	56,240
Inventory	13,010	10,864
Other current assets	24,150	19,760
Total current assets	633,192	737,777
Restricted cash	5,477	5,477
Property and equipment, net	36,661	33,869
Long-term investments, available for sale	176,689	216,028
Investment in restricted equity securities	56,400	—
Operating lease assets	49,304	—
Total assets	$957,723	$993,151
blank
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$68,280	$86,377
Other current liabilities	3,723	1,856
Total current liabilities	72,003	88,233
Noncurrent operating lease liabilities	67,147	—
Convertible senior notes	393,435	388,496
Other long-term liabilities	15,863	10,231
Deferred rent	—	18,114
Deferred gain on sale of real estate	—	7,312
Total liabilities	548,448	512,386
blank
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000 shares authorized; issued and outstanding shares were 91,284 as of March 31, 2019 and 90,797 as of December 31, 2018	91	91
Additional paid-in capital	1,681,244	1,660,361
Accumulated other comprehensive loss	(233)	(1,932)
Accumulated deficit	(1,271,827)	(1,177,755)
Total stockholders’ equity	409,275	480,765
Total liabilities and stockholders’ equity	$957,723	$993,151

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenues:
Product sales, net	$136,431	$71,086
Collaboration revenue	1,972	—
Total revenues	138,403	71,086
Operating expenses:
Cost of sales	1,129	950
Research and development	37,652	48,947
Acquired in-process research and development	113,081	—
Selling, general and administrative	87,538	58,636
Total operating expenses	239,400	108,533
Operating loss	(100,997)	(37,447)
Other (expense) income:
Interest expense	(7,853)	(7,504)
Unrealized gain on investment in restricted equity securities	1,680	—
Investment income and other, net	4,576	3,133
Total other expense, net	(1,597)	(4,371)
Loss before benefit from income taxes	(102,594)	(41,818)
Benefit from income taxes	(479)	—
Net loss	(102,115)	(41,818)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,699	(1,847)
Comprehensive loss	$(100,416)	$(43,665)
Net loss per share, basic and diluted	$(1.12)	$(0.47)
Weighted average common shares outstanding, basic and diluted	91,056	89,526

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(102,115)	$(41,818)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,566	786
Amortization of debt discount	4,598	4,265
Amortization of debt issuance costs	341	326
(Accretion) amortization of discounts/premiums on investments, net	(290)	512
Share-based compensation expense	15,764	19,879
Change in fair value of investment in restricted equity securities	(1,680)	—
Other	116	(229)
Change in operating assets and liabilities:
Accounts receivable	(15,724)	(13,497)
Inventory	(1,753)	(309)
Other current assets	(2,110)	(441)
Accounts payable and accrued liabilities	(16,567)	(7,870)
Other liabilities	5,363	(90)
Net cash used in operating activities	(112,491)	(38,486)
blank
Cash Flows from Investing Activities:
Purchases of investments	(116,307)	(139,354)
Sales and maturities of investments	215,936	84,086
Investment in equity securities	(54,720)	—
Purchases of property and equipment	(3,939)	(1,800)
Proceeds from sales of property and equipment	4	18
Net cash provided by (used in) investing activities	40,974	(57,050)
blank
Cash Flows from Financing Activities:
Issuance of common stock	2,581	16,135
Net cash provided by financing activities	2,581	16,135
Change in cash and cash equivalents and restricted cash	(68,936)	(79,401)
Cash and cash equivalents and restricted cash at beginning of the period	147,191	259,212
Cash and cash equivalents and restricted cash at end of the period	$78,255	$179,811

Supplemental Disclosure:
Non-cash capital expenditures	$615	$—

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands)	Shares	Amount	in Capital	(Loss) Gain	Deficit	Equity
Balance at December 31, 2017	88,794	$89	$1,572,765	$(1,850)	$(1,198,866)	$372,138
Net loss	—	—	—	—	(41,818)	(41,818)
Unrealized loss on available-for-sale investments	—	—	—	(1,847)	—	(1,847)
Share-based compensation expense	—	—	19,879	—	—	19,879
Issuance of common stock for vested restricted stock units	343	—	—	—	—	—
Issuance of common stock for stock option exercises	745	1	16,134	—	—	16,135
Balance at March 31, 2018	89,882	$90	$1,608,778	$(3,697)	$(1,240,684)	$364,487
blank
Balance at December 31, 2018	90,797	$91	$1,660,361	$(1,932)	$(1,177,755)	$480,765
Net loss	—	—	—	—	(102,115)	(102,115)
Unrealized gain on available-for-sale investments, net of tax	—	—	—	1,699	—	1,699
Share-based compensation expense	—	—	15,764	—	—	15,764
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8,043	8,043
Issuance of common stock for vested restricted stock units	353	—	—	—	—	—
Issuance of common stock for stock option exercises	95	—	2,581	—	—	2,581
Issuance of common stock for employee stock purchase plan	39	—	2,538	—	—	2,538
Balance at March 31, 2019	91,284	$91	$1,681,244	$(233)	$(1,271,827)	$409,275

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Description of Business. Neurocrine Biosciences, Inc.  (Neurocrine, we, our or us) is a neuroscience-focused, biopharmaceutical company with more than 25 years of experience discovering and developing life-changing treatments for people with serious, challenging and under-addressed neurological, endocrine, and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems.

Our portfolio includes United States Food and Drug Administration (FDA)-approved treatments for tardive dyskinesia (TD) and endometriosis and clinical development programs in multiple therapeutic areas including Parkinson’s disease, congenital adrenal hyperplasia, and uterine fibroids. Our treatment for endometriosis and our product candidate for uterine fibroids are partnered with AbbVie, Inc. (AbbVie). In addition, in January 2019, we entered into a collaboration and license agreement with Voyager Therapeutics, Inc. (Voyager), focused on the development and commercialization of four programs using Voyager’s propriety gene therapy platform, including one clinical development program for advanced Parkinson’s disease patients, VY-AADC.

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions of the Securities and Exchange Commission (SEC) on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of  Neurocrine and our wholly owned subsidiaries.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018, included in our Annual Report on Form 10-K (2018 Form 10-K) filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or for the full year. The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

There were no significant changes to our significant accounting policies as disclosed in the 2018 Form 10-K.

Recently Adopted Accounting Pronouncements.

ASU 2016-02. In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ASU 2016-02 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2019, we adopted ASU 2016-02 using the modified retrospective transition method. Under this transition method, we recognized and measured leases that existed at the application date in our condensed consolidated balance sheet as of January 1, 2019.

Arrangements that are determined to be operating leases at inception are included in operating lease assets, noncurrent operating lease liabilities, and other current liabilities in our condensed consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As none of our operating leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset is adjusted for any prepaid or accrued lease payments and any lease incentives received. Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which we have elected to account for as a single lease component. Further, we have elected to recognize our short-term lease payments in profit or loss on a straight-line basis over the associated lease term and variable lease payments in the period in which the obligation for those payments is incurred. Short-term and variable lease payments were not material in the first quarter of 2019.

In connection with the adoption of ASU 2016-02, we elected the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. We also made accounting policy elections not to apply the recognition requirements under ASU 2016-02 to any of our short-term leases and to account for each separate lease and associated nonlease components as a single lease component for all of our leases.

In preparation for implementation of ASU 2016-02, we finalized key accounting assessments and updated processes to appropriately recognize and present the associated financial information. Based on these efforts, the adoption of ASU 2016-02 resulted in the recognition of (1) ROU assets of $50.0 million and operating lease liabilities of $70.9 million, resulting from leases of office and laboratory space; (2) the derecognition of deferred rent of $20.9 million for certain lease incentives received; and (3) a cumulative-effect adjustment of $8.0 million to the opening balance of the accumulated deficit as of January 1, 2019, resulting from the recognition of an existing deferred gain on sale of real estate. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. Further, we expect the adoption of ASU 2016-02 to be immaterial to our condensed consolidated statements of operations and comprehensive loss and statements of cash flows on an ongoing basis.

ASU 2018-07. In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. On January 1, 2019, we adopted ASU 2018-07 using the modified retrospective transition method with no impact on our condensed consolidated financial statements. Further, we expect the adoption of ASU 2018-07 to be immaterial to our condensed consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows on an ongoing basis.

2. Significant Collaboration and Licensing Agreements

Voyager. In January 2019, we entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the VY-AADC program for Parkinson’s disease and VY-FXN program for Friedreich’s ataxia, and the rights to two programs to be determined by the parties in the future. The agreement became effective on March 11, 2019 (the date of closing), upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

In connection with the agreement, we paid Voyager $115.0 million upfront and purchased $50.0 million of Voyager’s common stock at $11.9625 per share, representing approximately 4.2 million shares. Pursuant to the terms of the agreement, Voyager may also be entitled to an additional $1.7 billion in development, regulatory, and commercial milestones across the four programs, as well as royalties on net sales of any collaboration product.

Pursuant to development plans agreed to by us and Voyager, unless Voyager exercises its co-development and co-commercialization rights as provided for in the agreement, we will be responsible for all development costs. Further, upon the occurrence of a specified event for each program, we will assume responsibility for the development, manufacturing, and commercialization activities of such program.

We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our equity investment in Voyager was recorded at a fair value of $54.7 million after considering Voyager’s stock price on the date of closing and certain lock-up and voting provisions applicable to the acquired shares. The remaining $113.1 million of the purchase price, which includes the applicable transaction costs, was expensed as in-process research and development (IPR&D) as the general lack of discernable future benefits at the time the costs were incurred indicated that the immediate recognition principle of expense recognition should apply.

We may terminate the agreement upon 180 days written notice to Voyager prior to the first commercial sale of any collaboration product or upon 1 year after the date of notice if such notice is provided after the first commercial sale of any collaboration product. Unless terminated earlier, the agreement will continue in effect until the expiration of the last to expire royalty term with respect to any collaboration product or the last expiration or termination of any exercised co-development and co-commercialization rights by Voyager as provided for in the agreement.

BIAL – Portela & Ca, S.A. In February 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A. (BIAL) for the development and commercialization of opicapone for the treatment of human diseases and conditions, including as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients, in the United States (U.S.) and Canada. We paid BIAL an upfront license fee of $30.0 million and have agreed to make additional regulatory event-based payments of up to $40.0 million, of which $10.0 million has been paid as of March 31, 2019, and up to an additional $75.0 million in commercial event-based payments.

Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. MTPC made an upfront payment of $30.0 million and has agreed to make an additional $85.0 million in development and regulatory event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia.

Since inception of the agreement, we have recognized revenue of $19.8 million associated with the delivery of a technology license and existing know-how, and $15.0 million in development event-based payments resulting from MTPC’s initiation of Phase II/III clinical trials of INGREZZA in TD in Asia. In accordance with our continuing performance obligations, $10.2 million of the $30.0 million upfront payment is being deferred to be recognized in future periods. Under the terms of the agreement, there is no general obligation to return the upfront payment for any non-contingent deliverable.

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health. AbbVie made an upfront payment of $75.0 million and has agreed to make additional development and regulatory event-based payments of up to $480.0 million, of which $115.0 million has been earned as of March 31, 2019, and up to an additional $50.0 million in commercial event-based payments.

3. Investments

Available-for-sale securities are carried at fair value, with any unrealized gains and losses reported in comprehensive loss. The amortized cost of debt securities in this category is adjusted for the amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in investment income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income and other, net. Further, investments in equity securities of certain companies that are subject to holding period restrictions longer than 1 year are carried at fair value, with any unrealized gains or losses reported in other expense, net.

Investments consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Commercial paper	$97,490	$94,572
Corporate debt securities	441,615	544,978
Securities of government sponsored entities	88,874	85,677
Restricted equity securities	56,400	—
Total investments	$684,379	$725,227

Investments classified as available-for-sale securities consist of the following:

(in thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
March 31, 2019:
Classified as current assets:
Commercial paper	Less than 1	$97,517	$14	$(41)	$97,490
Corporate debt securities	Less than 1	308,363	79	(404)	308,038
Securities of government-sponsored entities	Less than 1	45,718	65	(21)	45,762
Total short-term available-for-sale securities		$451,598	$158	$(466)	$451,290
Classified as non-current assets:
Corporate debt securities	1 to 2	$133,179	$438	$(40)	133,577
Securities of government-sponsored entities	1 to 2	42,868	244	—	43,112
Total long-term available-for-sale securities		$176,047	$682	$(40)	$176,689
blank
December 31, 2018:
Classified as current assets:
Commercial paper	Less than 1	$94,617	$—	$(45)	$94,572
Corporate debt securities	Less than 1	395,385	—	(1,598)	393,787
Securities of government-sponsored entities	Less than 1	20,887	8	(55)	20,840
Total short-term available-for-sale securities		$510,889	$8	$(1,698)	$509,199
Classified as non-current assets:
Corporate debt securities	1 to 2	$151,594	$66	$(469)	$151,191
Securities of government-sponsored entities	1 to 2	64,676	162	(1)	64,837
Total long-term available-for-sale securities		$216,270	$228	$(470)	$216,028

(1)	Unrealized gains and losses, net of tax, are included in other comprehensive loss.

The following table presents gross unrealized losses and fair value for those available-for-sale investments that were in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
March 31, 2019:
Commercial paper	$31,457	$(41)	$—	$—	$31,457	$(41)
Corporate debt securities	63,323	(50)	174,206	(394)	237,529	(444)
Securities of government-sponsored entities	—	—	10,979	(21)	10,979	(21)
Total	$94,780	$(91)	$185,185	$(415)	$279,965	$(506)
blank
December 31, 2018:
Commercial paper	$51,927	$(45)	$—	$—	$51,927	$(45)
Corporate debt securities	274,696	(746)	234,798	(1,321)	509,494	(2,067)
Securities of government-sponsored entities	4,999	(1)	10,947	(55)	15,946	(56)
Total	$331,622	$(792)	$245,745	$(1,376)	$577,367	$(2,168)

At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. We intend and have the ability to hold our investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on our evaluation, we determined that unrealized losses were not other-than-temporary at March 31, 2019 and December 31, 2018.

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

We classify our cash equivalents and available-for-sale investments within Level 1 or Level 2. The fair value of our investment grade corporate debt securities is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, and offers.

The fair value of our investments in restricted equity securities is determined using an option pricing valuation model and classified as Level 3 within the fair value hierarchy. The most significant assumptions within the option pricing valuation model are the term of the restrictions and the stock price volatility, which is based upon the historical volatility of similar companies. Significant changes in any of those inputs in isolation would result in a significantly higher or lower fair value measurement.

The $517.5 million of 2.25% convertible senior notes due May 15, 2024 (2024 Notes) were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their 7-year term. The fair value of the 2024 Notes, estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $700.9 million as of March 31, 2019 and $616.1 million as of December 31, 2018. Refer to Note 7 for more information.

We did not reclassify any investments between levels in the fair value hierarchy during the first quarter of 2019 or 2018.

Investments, which were measured at fair value on a recurring basis using the inputs described above, consisted of the following:

	blank	Fair Value Measurements Using
(in millions)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019:
Classified as current assets:
Cash and money market funds	$72.8	$72.8	$—	$—
Commercial paper	97.5	—	97.5	—
Securities of government-sponsored entities	45.8	—	45.8	—
Corporate debt securities	308.0	—	308.0	—
Subtotal	524.1	72.8	451.3	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	4.0	4.0	—	—
Securities of government-sponsored entities	43.1	—	43.1	—
Corporate debt securities	133.6	—	133.6	—
Restricted equity securities	56.4	—	—	56.4
Total	762.7	78.3	628.0	56.4
Less cash and cash equivalents and restricted cash	(78.3)	(78.3)	—	—
Total investments	$684.4	$—	$628.0	$56.4
blank
December 31, 2018:
Classified as current assets:
Cash and money market funds	$141.7	$141.7	$—	$—
Commercial paper	94.6	—	94.6	—
Securities of government-sponsored entities	20.8	—	20.8	—
Corporate debt securities	393.8	—	393.8	—
Subtotal	650.9	141.7	509.2	—
Classified as long-term assets:
Cash and money market funds	1.5	1.5	—	—
Certificates of deposit	4.0	4.0	—	—
Securities of government-sponsored entities	64.8	—	64.8	—
Corporate debt securities	151.2	—	151.2	—
Total	872.4	147.2	725.2	—
Less cash and cash equivalents and restricted cash	(147.2)	(147.2)	—	—
Total investments	$725.2	$—	$725.2	$—

The following table presents a reconciliation of our investment in restricted equity securities measured at fair value on a quarterly basis using significant unobservable inputs (Level 3):

(in millions)
Balance at December 31, 2018	$—
Investment in restricted equity securities	54.7
Unrealized gain recognized on restricted equity securities still held at March 31, 2019	1.7
Balance at March 31, 2019	$56.4

5. Inventory

Inventory consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$7,733	$7,855
Work in process	4,458	2,208
Finished goods	819	801
Total inventory	$13,010	$10,864

6. Leases

In December 2007, we closed the sale of our facility and associated real property for a purchase price of $109.0 million. Concurrent with the sale, we retired the entire $47.7 million in mortgage debt previously outstanding with respect to the facility and associated real property and received cash of $61.0 million, net of transaction costs and debt retirement. The ultimate result of this real estate sale was a net deferred gain of $39.1 million, of which the remaining balance was $8.0 million as of December 31, 2018, and which we recognized as a cumulative-effect adjustment to equity upon adoption of Topic 842 on January 1, 2019.

Upon the closing of the sale of the facility and associated real property, we entered into an agreement (original lease) whereby we leased back our corporate headquarters, comprised of two buildings located in San Diego, California, for an initial term of 12 years. In 2008 through 2011, we entered into a series of subsequent amendments to the original lease, whereby we vacated a building and continued to occupy one building.

In June 2017, we entered into an amendment to extend the current term of the original lease through December 31, 2029. Under the terms of the amendment, we will continue to pay base annual rent (subject to an annual fixed percentage increase), property taxes, and other normal and necessary expenses, such as utilities, repairs, and maintenance. Certain incentives were included in the lease, including $13.1 million in tenant improvement allowances and three months of rent abatement. In lieu of a cash security deposit, Wells Fargo Bank, N.A. (Wells Fargo) issued a $3.0 million letter of credit on our behalf, which is secured by a deposit of equal amount with the same bank. We have the right to extend the lease for 2 consecutive 10-year terms and a right of first offer for future rental of adjacent office space owned by the landlord. At commencement of the lease, we were not reasonably certain to exercise either of the two 10-year extension options contained within the lease. As such, these options were not recognized as part of the associated operating lease ROU asset or liability.

In May 2018, we entered into an agreement to lease 44,718 square feet of office space in San Diego, California, which commenced on July 1, 2018, for a term of 10 years and 10 months. Under the terms of the lease, we will pay base annual rent (subject to an annual fixed percentage increase), plus property taxes, and other normal and necessary expenses, such as utilities, repairs, and maintenance. Certain incentives were included in the lease, including $4.2 million in tenant improvement allowances and twelve months of rent abatement. In lieu of a cash security deposit, Wells Fargo issued a $1.0 million letter of credit on our behalf, which is secured by a deposit of equal amount with the same bank. We do not have the right to extend the lease or right of first offer for future rental of adjacent office space owned by the landlord.

In the first quarter of 2019, our operating lease cost was $1.9 million and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $1.6 million. As of March 31, 2019, we reported operating lease ROU assets and operating lease liabilities of $49.3 million and $70.4 million, respectively. Further, as of March 31, 2019, our operating leases had a weighted average remaining lease term of 10.57 years and a weighted average discount rate of 6.65%.

At March 31, 2019, the minimum lease payments for our operating lease liabilities were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2019 (9 months remaining)	$5,777
2020	8,399
2021	8,624
2022	8,888
2023	9,160
Thereafter	59,462
Total operating lease payments	100,310
Less accreted interest	(29,896)
Total operating lease liabilities	70,414
Less current operating lease liabilities	(3,267)
Noncurrent operating lease liabilities	$67,147

7. Convertible Senior Notes

On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due 2024 and entered into an indenture agreement (2024 Indenture) with respect to the 2024 Notes. The 2024 Notes accrue interest at a fixed rate of 2.25% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 2024 Notes mature on May 15, 2024. The net proceeds from the issuance of the 2024 Notes were approximately $502.8 million, after deducting commissions and the offering expenses payable by us.

Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:

(i)

during any calendar quarter commencing after the calendar quarter ending on September 30, 2017 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;

(ii)

during the five business-day period immediately after any five consecutive trading-day period (the measurement period) in which the trading price (as defined in the 2024 Indenture) per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

(iii)	upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of our assets; or
(iv)	if we call the 2024 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.

On or after January 15, 2024, until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders may convert their 2024 Notes at any time.

Upon conversion, holders will receive the principal amount of their 2024 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2024 Indenture). For both the principal and excess conversion value, holders may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option.

It is our intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the principal portion in shares of common stock or cash. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, and the conversion value during the 25-day observation period as described in the 2024 Indenture. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 25 days and the daily volume weighted average price (VWAP) of our common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

The initial conversion rate for the 2024 Notes is 13.1711 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $75.92 per share of our common stock. At the initial conversion rate, settlement of the 2024 Notes for shares of our common stock would approximate 6.8 million shares. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2024 Notes represented a premium of approximately 42.5% to the closing sale price of $53.28 per share of our common stock on the Nasdaq Global Select Market on April 26, 2017, the date that we priced the private offering of the 2024 Notes.

In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2024 Notes will be paid pursuant to the terms of the 2024 Indenture. In the event that all of the 2024 Notes are converted, we would be required to repay the $517.5 million in principal value and any conversion premium in any combination of cash and shares of our common stock, at our option.

We may not redeem the 2024 Notes prior to May 15, 2021. On or after May 15, 2021, we may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the 2024 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. No sinking fund is provided for the 2024 Notes.

If we undergo a fundamental change, as defined in the 2024 Indenture, subject to certain conditions, holders of the 2024 Notes may require us to repurchase for cash all or part of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a ‘‘make-whole fundamental change’’ (as defined in the 2024 Indenture) occurs prior to January 15, 2024, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with the make-whole fundamental change.

The 2024 Notes are our general unsecured obligations that rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes, and equal in right of payment to our unsecured indebtedness.

While the 2024 Notes are currently classified as long-term on our condensed consolidated balance sheets, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.

We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

We allocated the total transaction costs of approximately $14.7 million related to the issuance of the 2024 Notes to the liability and equity components of the 2024 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the seven-year term of the 2024 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

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

The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in thousands)	March 31, 2019	December 31, 2018
Principal	$517,500	$517,500
Deferred financing costs	(7,985)	(8,326)
Debt discount, net	(116,080)	(120,678)
Net carrying amount	$393,435	$388,496

8. Net Loss Per Share

Net loss per share was calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net loss - basic and diluted	$(102,115)	$(41,818)
Weighted-average common shares outstanding:
Basic and diluted	91,056	89,526
Net loss per share:
Basic and diluted	$(1.12)	$(0.47)

In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

Convertible debt instruments that may be settled entirely or partly in cash (such as the 2024 Notes) may, in certain circumstances where the borrower has the ability and intent to settle in cash, be accounted for under the treasury stock method. We issued the 2024 Notes with a combination settlement feature, which we have the ability and intent to use upon conversion of the 2024 Notes, to settle the principal amount of debt for cash and the excess of the principal portion in shares of our common stock. As a result, of the approximately 6.8 million shares underlying the 2024 Notes, only the shares required to settle the excess of the principal portion  are considered under the treasury stock method.

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive consisted of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018
Stock options, restricted stock and convertible senior notes	8,299	8,176

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are a neuroscience-focused, biopharmaceutical company with more than 25 years of experience discovering and developing life-changing treatments for people with serious, challenging and under-addressed neurological, endocrine, and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems.

Our portfolio includes United States Food and Drug Administration (FDA)-approved treatments for tardive dyskinesia (TD) and endometriosis and clinical development programs in multiple therapeutic areas including Parkinson’s disease, congenital adrenal hyperplasia, and uterine fibroids. Our treatment for endometriosis and our product candidate for uterine fibroids are partnered with AbbVie, Inc. (AbbVie). In addition, in January 2019, we entered into a collaboration and license agreement with Voyager Therapeutics, Inc. (Voyager), focused on the development and commercialization of four programs using Voyager’s propriety gene therapy platform, including one clinical development program for advanced Parkinson’s disease patients, VY-AADC.

In the fourth quarter of 2017, we initiated T-Force GOLD, a Phase IIb study of valbenazine in pediatric patients with Tourette syndrome. In December 2018, we announced that topline data from the T-Force GOLD study failed to meet the primary endpoint. We continue to analyze the complete dataset from the study to determine the next steps for valbenazine in Tourette syndrome.

We currently have four major collaborations, two of which involve out-licensing of our proprietary technology to pharmaceutical partners. Refer to Note 2 to the condensed consolidated financial statements for more information.

Voyager. In January 2019, we entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the VY-AADC program for Parkinson’s disease and VY-FXN program for Friedreich’s ataxia, and the rights to two programs to be determined by the parties in the future.

BIAL – Portela & Ca, S.A. In February 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A. (BIAL) pursuant to which we in-licensed technology from BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients, in the U.S. and Canada.

Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation for the development and commercialization of INGREZZA® (valbenazine) for movement disorders in Japan and other select Asian markets.

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone antagonists.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

The following table presents our revenues by category.

	Three Months Ended March 31,
(in millions)	2019	2018
INGREZZA product sales, net	$136.4	$71.1
Collaboration revenue	2.0	—
Total revenues	$138.4	$71.1

Product Sales, Net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $136.4 million  in the first quarter of 2019, compared to  $71.1 million in the first quarter of 2018.

Collaboration Revenue

In July  2018, we were notified by AbbVie that FDA approval was granted for ORILISSA® (elagolix) for the management of moderate to severe endometriosis pain in women. We recognized sales-based royalties, payable to us by our partner AbbVie on quarterly net sales of ORILISSA, of $2.0 million in the first quarter of 2019.

Operating Expenses

Cost of Sales

Cost of sales was $1.1 million in the first quarter of 2019 compared to $1.0 million in the first quarter of 2018, reflecting lower facility validation costs related to achieving supply chain redundancies, offset by increased INGREZZA net product sales in the first quarter of 2019 compared to the first quarter of 2018.

Research and Development

We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development (R&D) programs, and business development opportunities.

Costs are reflected in the applicable development stage based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same reporting period. For several of our programs, the R&D activities are part of our collaborative and other relationships.

Late stage consists of costs incurred related to product candidates in Phase 2 registrational studies and onwards. Early stage consists of costs incurred related to product candidates post-investigational new drug application (IND) through Phase 2 non-registrational studies. Research and discovery consists of costs incurred to support our research and discovery activities and includes all pre-IND costs. Milestone expenses represent payments made in connection with our collaborative and other relationships. Payroll and benefits consists of costs incurred for salaries and wages, payroll taxes, benefits, and share-based compensation associated with those individuals involved in ongoing R&D activities.

Facilities and other consists of indirect costs incurred in support of overall R&D activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology, and facility-based expenses. These costs are not allocated to a specific program or stage.

The following table presents our total R&D expense by category:

	Three Months Ended March 31,
(in millions)	2019	2018
Late stage	$3.9	$3.4
Early stage	8.0	8.3
Research and discovery	3.2	1.3
Milestone expenses	—	10.0
Payroll and benefits	15.9	21.7
Facilities and other	6.7	4.2
Total R&D expense	$37.7	$48.9

R&D expense decreased $11.2 million, from $48.9 million in the first quarter of 2018 to $37.7 million in the first quarter of 2019, primarily due to a non-recurring share-based compensation charge of $7.7 million and milestone expenses of $10.0 million in connection with our exclusive license agreement with BIAL in the first quarter of 2018.

Acquired In-Process Research and Development

In connection with the payment of our upfront fee pursuant to our collaboration and license agreement with Voyager, we recorded a charge of $113.1 million, accounted for as in-process research and development (IPR&D), in the first quarter of 2019.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense increased $28.9 million, from $58.6 million in the first quarter of 2018 to $87.5 million in the first quarter of 2019, primarily due to the expansion of our sales force in the third quarter of 2018, the national launch of our patient-focused disease-state awareness campaign, Talk About TD, and an increase in the Branded Pharmaceutical Drug fee expense.

Other (Expense) Income

Other expense, net, decreased $2.8 million, from $4.4 million in the first quarter of 2018 to $1.6 million in the first quarter of 2019, primarily due to an unrealized gain of $1.7 million to adjust our equity investment in Voyager to fair value as of March 31, 2019.

Benefit for Income Taxes

Our benefit for income taxes for the first quarter of 2019 was $0.5 million, reflecting $0.6 million of tax benefit recorded to income from continuing operations, with an equal and offsetting tax expense recorded to accumulated other comprehensive loss, offset by $0.1 million of state income tax expense. We used the year-to-date effective tax rate method to determine our interim income tax expense for state jurisdictions where a reliable estimate of the annual effective tax rate could not be made. The tax benefit recorded differs from the statutory rate of 21% primarily due to a full valuation allowance recorded against losses incurred.

Net Loss

We incurred a net loss of $102.1 million, or $1.12 net loss per share, in the first quarter of 2019, compared to a net loss of $41.8 million, or $0.47 net loss per share, in the first quarter of 2018. The increase in net loss was primarily due to a $113.1 million IPR&D charge incurred in connection with our collaboration and license agreement with Voyager, partially offset by increased INGREZZA net product sales in the first quarter of 2019 compared to the first quarter of 2018.

Liquidity and Capital Resources

At March 31, 2019, our cash and cash equivalents and available-for-sale investments totaled $700.8 million compared with $866.9 million at December 31, 2018.

Net cash used in operating activities was $112.5 million in the first quarter of 2019, compared to $38.5 million in the first quarter of 2018. The increase in net cash used in operating activities was primarily due to IPR&D of $113.1 million in connection with our collaboration and license agreement with Voyager, partially offset by increased INGREZZA net product sales.

Net cash provided by investing activities was $41.0 million in the first quarter of 2019, compared to $57.1 million of net cash used in investing activities in the first quarter of 2018, reflecting timing differences associated with the purchases and sales and maturities of our available-for-sale investments, as well as changes in our portfolio-mix between cash equivalents and short-term and long-term investment holdings, offset by our $54.7 million equity investment in Voyager in the first quarter of 2019.

Net cash provided by financing activities in the quarter of 2019 was $2.6 million, compared to $16.1 million in the first quarter of 2018.

Shelf Registration Statement

In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the Securities and Exchange Commission (SEC). For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. We sold no securities under this shelf registration statement in the first quarter of 2019 or 2018.

Convertible Senior Notes

In May 2017, we issued $517.5 million of 2.25% convertible senior notes due May 15, 2024. Refer to Note 7 to the condensed consolidated financial statements for more information.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on March 31, 2019, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Recently Issued Accounting Pronouncements

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Risks Related to Our Company

*We may not be able to continue to successfully commercialize INGREZZA, or any of our product candidates if they are approved in the future.

Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize INGREZZA. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA or any product candidate approved by the FDA in the future. If we fail to maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

*If physicians and patients do not continue to accept INGREZZA or do not accept any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.

The commercial success of INGREZZA or any of our other products, if approved for marketing, will depend upon the acceptance of those products as safe and effective by the medical community and patients.

The market acceptance of INGREZZA or any of our other products could be affected by a number of factors, including:

•	the timing of receipt of marketing approvals for indications;
•	the safety and efficacy of the products;
•	the pricing of our products;
•	the availability of healthcare payor coverage and adequate reimbursement for the products;
•	public perception regarding any gene therapy products we may develop;
•	the success of existing competitor products addressing our target markets or the emergence of equivalent or superior products; and
•	the cost-effectiveness of the products.

If the medical community and patients do not ultimately accept our products as being safe, effective, superior and/or cost-effective, we may not generate sufficient revenue.

Use of our approved products or those of our collaborators, including INGREZZA and ORILISSA, could be associated with side effects or adverse events.

As with most pharmaceutical products, use of our approved products or those of our collaborators, including INGREZZA and ORILISSA, could be associated with side effects or adverse events which can vary in severity (from minor adverse reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our products or those of our collaborators may be observed at any time, including after a product is commercialized, and reports of any such side effects or adverse events may negatively impact demand for our or our collaborators’ products or affect our or our collaborators’ ability to maintain regulatory approval for such products. Side effects or other safety issues associated with the use of our approved products or those of our collaborators could require us or our collaborators to modify or halt commercialization of these products or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional studies regarding the safety and efficacy of our products which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

*We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA, could materially and adversely affect our ability to successfully commercialize INGREZZA.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, including difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state, and non-U.S. regulations. We depend on a limited number of suppliers for each of the production of INGREZZA and its active pharmaceutical ingredients. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. We also depend on BIAL, and its suppliers, for the production of opicapone drug substance and drug product.

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

We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. In addition, the manufacture of gene therapy products, which will be necessary under our collaboration and license agreement with Voyager, is technically complex and necessitates substantial expertise and capital investment. Our reliance on contract manufacturers also exposes us to the following risks:

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

•	the product candidate may not prove to be effective or as effective as other competing product candidates;
•	we may discover that a product candidate may cause harmful side effects or results of required toxicology studies may not be acceptable to the FDA;
•	the results may not replicate the results of earlier, smaller trials;
•	the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;
•	we or the FDA or similar foreign regulatory authorities may suspend the trials;
•	the results may not be statistically significant;
•	patient recruitment may be slower than expected;
•	the FDA may not accept the data from any trial or trial site outside of the U.S.;
•	patients may drop out of the trials; and
•	regulatory requirements may change.

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

*Gene therapy treatments, which we are developing pursuant to our collaboration and license agreement with Voyager, may be perceived as unsafe or may result in unforeseen adverse events. Negative public opinion and increased regulatory scrutiny of gene therapy may adversely affect our ability to initiate or continue clinical development or obtain regulatory approvals for gene therapy product candidates or the commercialization of gene therapy products.

Gene therapy remains a novel technology, with few gene therapy products approved to date in the U.S. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. As part of our collaboration and license agreement with Voyager, a Phase 2 clinical trial of VY-AADC is being conducted. There is no guarantee that this program or other collaboration gene therapy product candidates will not be placed on clinical hold by the FDA, as has been the case for many gene therapy clinical programs. Even if we are able to successfully complete clinical development of a gene therapy product and obtain commercial approval, the success of our collaboration with Voyager will depend upon physicians who specialize in the treatment of genetic diseases targeted by gene therapy product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion related to gene therapy products may delay or impair the development and commercialization of our gene therapy product candidates or demand for any gene therapy products we develop.

*Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research or clinical development with the exceptions of INGREZZA, which has been approved by the FDA for TD, and ORILISSA (partnered with AbbVie), which has been approved by the FDA for the management of moderate to severe endometriosis pain in women. Only a small number of research and development programs ultimately result in commercially successful drugs. In addition, to date the FDA has only approved three gene therapy products. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

*The limited precedent for gene therapy approvals makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for the product candidates we are developing through our collaboration with Voyager.

The FDA has limited experience in the review and approval of gene therapy products.  The limited precedent for gene therapy approvals makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for the product candidates we are developing through our collaboration with Voyager.

Regulatory requirements governing gene therapy products have changed frequently and may continue to change in the future. As a result, the regulatory review process may take longer or cost more than we anticipate, including requirements for additional preclinical studies or clinical trials, and delay or prevent approval and commercialization of our gene therapy product candidates we are developing through our collaboration with Voyager. While the FDA has issued draft guidance for the development of gene therapies and proposed rules that would streamline certain requirements to which gene therapies are currently subject, it remains to be seen as to whether such initiatives will ultimately increase the speed of drug development in gene therapies such as the product candidates we are developing through our collaboration with Voyager.

Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be harmed.

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

In January 2019, we entered into a collaboration and license agreement with Voyager for the research, development and commercialization of four programs including Voyager’s Parkinson’s disease program, or AADC Program, Voyager’s Friedreich’s ataxia program, or FA Program, and two programs to be determined by us and Voyager at a later date, or the Discovery Programs. Pursuant to development plans to be agreed to by the parties, which will be overseen by a joint steering committee, Voyager has operational responsibility, subject to certain exceptions, for the conduct of each the AADC Program, FA Program and Discovery Programs prior to specified transition events for each program. We have agreed to be responsible for all costs incurred by Voyager in conducting these activities for each program in accordance with an agreed budget. Upon the occurrence of specified events for each program, we have agreed to assume responsibility for development, manufacturing and commercialization activities for such program. Voyager might not be successful in achieving the goals set forth in the development plan prior to the occurrence of the specified events that give rise to us assuming responsibility for development, manufacturing and commercialization activities for such program. Further, Voyager’s objectives in connection with the collaboration may not be consistent with our best interests. Voyager could take actions that may be adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. In any such instances, our ability to commercialize any product candidate related to the AADC Program, FA Program or Development Programs could be delayed or prohibited.

These issues and possible disagreements with AbbVie, Mitsubishi Tanabe, BIAL, Voyager, or any future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

*We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, or violate the terms of these licenses, we could lose our rights to those technologies and drug candidates or be forced to pay damages.

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. For example, BIAL may terminate our license agreement, pursuant to which we have rights to develop and commercialize opicapone, if we fail to use commercially reasonable efforts, fail to submit an NDA for a licensed product by a specified date, or otherwise breach the license agreement. Pursuant to our collaboration and license agreement with Voyager, Voyager can terminate the agreement if we challenge the validity or enforceability of certain Voyager intellectual property rights or if we commit a material breach in whole or in part of the agreement and do not cure such breach within the agreed upon cure period. In addition, if we were to violate any of the terms of our licenses, we could become subject to damages. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, in April 2017 we received regulatory approval from the FDA for INGREZZA in TD and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the year ended December 31, 2018, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.

U.S. federal income tax reform could adversely affect our business and financial condition.

On December 22, 2017, U.S. federal income tax legislation was signed into law (H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or the Tax Act). The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeal of the alternative minimum tax for corporations, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017, to 80% of current year taxable income, elimination of most carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, a continuing resolution was enacted on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While such U.S. District Court Judge, as well as the current presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on certain of these measures and, additionally, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statue safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, TD, uterine fibroids, essential tremor, classic congenital adrenal hyperplasia, pain, Parkinson’s disease, Friedreich’s ataxia, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful, the market for our products may be reduced or eliminated. For example, in August 2017, Teva received approval for AUSTEDO to treat TD.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-

attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Bylaws, as amended(2)

4.1	Form of Common Stock Certificate (3)

4.2	Indenture, dated as of May 2, 2017, by and between Neurocrine and U.S. Bank National Association, as Trustee(4)

4.3	Form of Note representing Neurocrine’s 2.25% Convertible Notes due 2024(5)

10.1	Collaboration and License Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company(6)

10.2	Stock Purchase Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company(7)

10.3	Investor Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company(8)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q dated November 5, 2018
(2)	Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q dated November 5, 2018
(3)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-03172)
(4)	Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 2, 2017
(5)	Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated May 2, 2017
(6)	Incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10-K dated February 7, 2019
(7)	Incorporated by reference to Exhibit 10.6 of our Annual Report on Form 10-K dated February 7, 2019
(8)	Incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K dated February 7, 2019
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

Except as specifically noted above, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.

Dated: April 29, 2019	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)