Form 10-Q
period 2019-06-30
NEUROCRINE BIOSCIENCES INC
filed 2019-07-29
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-22705

NEUROCRINE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0525145
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12780 El Camino Real, San Diego, California	92130
(Address of principal executive office)	(Zip Code)

(858) 617-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NBIX	Nasdaq Global Select Market

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 91,579,401 as of July 24, 2019.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information

Item 1. Financial Statements

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$140,985	$141,714
Short-term investments in available-for-sale debt securities	478,993	509,199
Accounts receivable	95,357	56,240
Inventory	12,018	10,864
Other current assets	21,455	19,760
Total current assets	748,808	737,777
Restricted cash	5,477	5,477
Property and equipment, net	39,623	33,869
Long-term investments in available-for-sale debt securities	146,503	216,028
Investment in restricted equity securities	77,365	—
Operating lease assets	49,085	—
Total assets	$1,066,861	$993,151
blank
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$95,027	$86,377
Other current liabilities	5,562	1,856
Total current liabilities	100,589	88,233
Noncurrent operating lease liabilities	66,185	—
Convertible senior notes	398,466	388,496
Other long-term liabilities	17,915	10,231
Deferred rent	—	18,114
Deferred gain on sale of real estate	—	7,312
Total liabilities	583,155	512,386
blank
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000 shares authorized; issued and outstanding shares were 91,536 as of June 30, 2019 and 90,797 as of December 31, 2018	92	91
Additional paid-in capital	1,703,458	1,660,361
Accumulated other comprehensive income (loss)	645	(1,932)
Accumulated deficit	(1,220,489)	(1,177,755)
Total stockholders’ equity	483,706	480,765
Total liabilities and stockholders’ equity	$1,066,861	$993,151

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Product sales, net	$180,544	$96,905	$316,975	$167,991
Collaboration revenue	3,036	—	5,008	—
Total revenues	183,580	96,905	321,983	167,991
Operating expenses:
Cost of sales	1,608	854	2,737	1,804
Research and development	61,687	36,988	99,339	85,935
Acquired in-process research and development	5,000	—	118,081	—
Selling, general and administrative	80,824	60,915	168,362	119,551
Total operating expenses	149,119	98,757	388,519	207,290
Operating income (loss)	34,461	(1,852)	(66,536)	(39,299)
Other (expense) income:
Interest expense	(7,942)	(7,591)	(15,795)	(15,095)
Unrealized gain on restricted equity securities	20,965	—	22,645	—
Investment income and other, net	4,607	3,530	9,183	6,663
Total other income (expense), net	17,630	(4,061)	16,033	(8,432)
Income (loss) before provision for income taxes	52,091	(5,913)	(50,503)	(47,731)
Provision for income taxes	753	—	274	—
Net income (loss)	51,338	(5,913)	(50,777)	(47,731)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	878	888	2,577	(959)
Comprehensive income (loss)	$52,216	$(5,025)	$(48,200)	$(48,690)
Net income (loss) per share, basic	$0.56	$(0.07)	$(0.56)	$(0.53)
Net income (loss) per share, diluted	$0.54	$(0.07)	$(0.56)	$(0.53)
Weighted average common shares outstanding, basic	91,389	90,100	91,226	89,814
Weighted average common shares outstanding, diluted	94,779	90,100	91,226	89,814

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net loss	$(50,777)	$(47,731)
Reconciliation of net loss to net cash used in operating activities:
Share-based compensation expense	33,695	31,730
Depreciation and amortization	3,352	1,669
Amortization of debt discount	9,283	8,612
Amortization of debt issuance costs	687	655
(Accretion) amortization of discounts/premiums on investments, net	(832)	1,064
Change in fair value of restricted equity securities	(22,645)	—
Other	116	(420)
Change in operating assets and liabilities:
Accounts receivable	(39,117)	(11,519)
Inventory	(1,154)	(3,271)
Other current assets	18	(2,894)
Accounts payable and accrued liabilities	7,739	4,273
Other liabilities	11,310	(175)
Net cash used in operating activities	(48,325)	(18,007)
blank
Cash Flows from Investing Activities:
Purchases of available-for-sale debt securities	(235,901)	(224,076)
Sales and maturities of available-for-sale debt securities	339,740	138,925
Purchase of restricted equity securities	(54,720)	—
Purchases of property and equipment	(8,392)	(6,443)
Proceeds from sales of property and equipment	4	30
Net cash provided by (used in) investing activities	40,731	(91,564)
blank
Cash Flows from Financing Activities:
Issuance of common stock	6,865	22,258
Net cash provided by financing activities	6,865	22,258
Change in cash and cash equivalents and restricted cash	(729)	(87,313)
Cash and cash equivalents and restricted cash at beginning of period	147,191	259,212
Cash and cash equivalents and restricted cash at end of period	$146,462	$171,899
blank
Supplemental Disclosure:
Cash paid for interest	$5,822	$5,822
Cash paid for income taxes	$425	$—
Non-cash capital expenditures	$911	$3,238

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands)	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	88,794	$89	$1,572,765	$(1,850)	$(1,198,866)	$372,138
Net loss	—	—	—	—	(41,818)	(41,818)
Unrealized loss on investments in available-for-sale debt securities	—	—	—	(1,847)	—	(1,847)
Share-based compensation expense	—	—	19,879	—	—	19,879
Issuance of common stock for vested restricted stock units	343	—	—	—	—	—
Issuance of common stock for stock option exercises	745	1	16,134	—	—	16,135
Balance at March 31, 2018	89,882	90	1,608,778	(3,697)	(1,240,684)	364,487
Net loss	—	—	—	—	(5,913)	(5,913)
Unrealized gain on investments in available-for-sale debt securities	—	—	—	888	—	888
Share-based compensation expense	—	—	11,851	—	—	11,851
Issuance of common stock for vested restricted stock units	73	—	—	—	—	—
Issuance of common stock for stock option exercises	448	—	6,123	—	—	6,123
Balance at June 30, 2018	90,403	$90	$1,626,752	$(2,809)	$(1,246,597)	$377,436
blank
Balance at December 31, 2018	90,797	$91	$1,660,361	$(1,932)	$(1,177,755)	$480,765
Net loss	—	—	—	—	(102,115)	(102,115)
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	1,699	—	1,699
Share-based compensation expense	—	—	15,764	—	—	15,764
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8,043	8,043
Issuance of common stock for vested restricted stock units	353	—	—	—	—	—
Issuance of common stock for stock option exercises	95	—	2,581	—	—	2,581
Issuance of common stock for employee stock purchase plan	39	—	2,538	—	—	2,538
Balance at March 31, 2019	91,284	91	1,681,244	(233)	(1,271,827)	409,275
Net income	—	—	—	—	51,338	51,338
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	878	—	878
Share-based compensation expense	—	—	17,931	—	—	17,931
Issuance of common stock for vested restricted stock units	39	—	—	—	—	—
Issuance of common stock for stock option exercises	213	1	4,283	—	—	4,284
Balance at June 30, 2019	91,536	$92	$1,703,458	$645	$(1,220,489)	$483,706

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

Our portfolio includes United States Food and Drug Administration (FDA)-approved treatments for tardive dyskinesia (TD) and endometriosis and clinical development programs in multiple therapeutic areas including Parkinson’s disease, congenital adrenal hyperplasia, uterine fibroids, and polycystic ovary syndrome. Our treatment for endometriosis and our product candidates for uterine fibroids and polycystic ovary syndrome are partnered with AbbVie, Inc. (AbbVie). In addition, in January 2019, we entered into a collaboration and license agreement with Voyager Therapeutics, Inc. (Voyager), focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform, including one clinical development program for advanced Parkinson’s disease patients, VY-AADC.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As none of our operating leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset is adjusted for any prepaid or accrued lease payments and any lease incentives received. Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which we have elected to account for as a single lease component. Further, we have elected to recognize our short-term lease payments in profit or loss on a straight-line basis over the associated lease term and variable lease payments in the period in which the obligation for those payments is incurred. Short-term and variable lease payments were not material for the six months ended June 30, 2019.

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

In preparation for implementation of ASU 2016-02, we finalized key accounting assessments and updated processes to appropriately recognize and present the associated financial information. Based on these efforts, the adoption of ASU 2016-02 resulted in the recognition of (1) ROU assets of $50.0 million and operating lease liabilities of $70.9 million, resulting from leases of office and laboratory space; (2) the derecognition of deferred rent of $20.9 million for certain lease incentives received; and (3) a cumulative-effect adjustment of $8.0 million to the opening balance of the accumulated deficit as of January 1, 2019, resulting from the recognition of an existing deferred gain on sale of real estate. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. Further, we expect the adoption of ASU 2016-02 to be immaterial to our condensed consolidated statements of operations and comprehensive income (loss) and statements of cash flows on an ongoing basis.

ASU 2018-07. In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. On January 1, 2019, we adopted ASU 2018-07 using the modified retrospective transition method with no impact on our condensed consolidated financial statements. Further, we expect the adoption of ASU 2018-07 to be immaterial to our condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows on an ongoing basis.

2. Significant Collaboration and Licensing Agreements

Voyager. We entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company, which became effective in March 2019. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the VY-AADC program for Parkinson’s disease, the VY-FXN01 program for Friedreich’s ataxia, and the rights to two programs to be determined by the parties in the future.

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

We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our equity investment in Voyager was recorded at a fair value of $54.7 million after considering Voyager’s stock price on the date of closing and certain lock-up and voting provisions applicable to the acquired shares. The remaining $113.1 million of the purchase price, which includes the applicable transaction costs, was expensed as in-process research and development (IPR&D) in the first quarter of 2019.

In June 2019, we entered into an amendment to the collaboration and license agreement with Voyager. Under the terms of the amendment, we paid Voyager $5.0 million upfront to obtain rights outside the United States to the Friedreich’s ataxia program, VY-FXN01, in connection with the early return of those rights to Voyager pursuant to a restructuring of Voyager’s gene therapy relationship with Sanofi Genzyme. The upfront payment was expensed as IPR&D in the second quarter of 2019.

We may terminate the collaboration and license agreement with Voyager upon 180 days written notice to Voyager prior to the first commercial sale of any collaboration product or upon 1 year after the date of notice if such notice is provided after the first commercial sale of any collaboration product. Unless terminated earlier, the agreement will continue in effect until the expiration of the last to expire royalty term with respect to any collaboration product or the last expiration or termination of any exercised co-development and co-commercialization rights by Voyager as provided for in the agreement.

BIAL – Portela & Ca, S.A. In February 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A. (BIAL) for the development and commercialization of opicapone for the treatment of human diseases and conditions, including as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients, in the United States (U.S.) and Canada. We paid BIAL an upfront license fee of $30.0 million and have agreed to make additional regulatory event-based payments of up to $40.0 million, of which $10.0 million has been paid as of June 30, 2019, and up to an additional $75.0 million in commercial event-based payments.

In the second quarter of 2019, we submitted a new drug application (NDA) with the FDA for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. The opicapone NDA was accepted by the FDA with a Prescription Drug User Fee Act target action date of April 26, 2020. The FDA’s acceptance of the opicapone NDA triggered a milestone payment of $10.0 million, expensed as R&D in the second quarter of 2019, to be paid by us to BIAL in the third quarter of 2019.

Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) for the development and commercialization of INGREZZA® (valbenazine) for movement disorders in Japan and other select Asian markets. MTPC made an upfront payment of $30.0 million and has agreed to make an additional $85.0 million in development and regulatory event-based payments, payments for the manufacture of pharmaceutical products, and royalties on product sales in select territories in Asia.

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

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie, to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health. AbbVie made an upfront payment of $75.0 million and has agreed to make additional development and regulatory event-based payments of up to $480.0 million, of which $115.0 million has been earned as of June 30, 2019, and up to an additional $50.0 million in commercial event-based payments.

3. Investments

Available-for-sale (AFS) debt securities are carried at fair value, with any unrealized gains and losses reported in comprehensive income (loss). The cost basis of AFS debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, as applicable. Such amortization and accretion, as well as any interest and dividends, realized gains and losses, and declines in fair value judged to be other-than-temporary, if any, on AFS debt securities are included in investment income and other, net. The cost of AFS debt securities sold is based on the specific identification method. Additionally, investments in equity securities of certain companies that are subject to holding period restrictions longer than 1 year are carried at fair value. Net gains and losses on restricted equity securities are included in other income (expense), net.

Investments consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Commercial paper	$116,490	$94,572
Corporate debt securities	419,293	544,978
Securities of government sponsored entities	89,713	85,677
Restricted equity securities	77,365	—
Total investments	$702,861	$725,227

Investments classified as AFS debt securities consisted of the following:

(in thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains(1)	Gross Unrealized Losses(1)	Aggregate Estimated Fair Value
June 30, 2019:
Classified as current assets:
Commercial paper	Less than 1	$116,446	$45	$(1)	$116,490
Corporate debt securities	Less than 1	302,876	299	(96)	303,079
Securities of government-sponsored entities	Less than 1	59,231	199	(6)	59,424
Total short-term available-for-sale debt securities		$478,553	$543	$(103)	$478,993
Classified as non-current assets:
Corporate debt securities	1 to 2	$115,454	$776	$(16)	$116,214
Securities of government-sponsored entities	1 to 2	29,964	325	—	30,289
Total long-term available-for-sale debt securities		$145,418	$1,101	$(16)	$146,503
blank
December 31, 2018:
Classified as current assets:
Commercial paper	Less than 1	$94,617	$—	$(45)	$94,572
Corporate debt securities	Less than 1	395,385	—	(1,598)	393,787
Securities of government-sponsored entities	Less than 1	20,887	8	(55)	20,840
Total short-term available-for-sale debt securities		$510,889	$8	$(1,698)	$509,199
Classified as non-current assets:
Corporate debt securities	1 to 2	$151,594	$66	$(469)	$151,191
Securities of government-sponsored entities	1 to 2	64,676	162	(1)	64,837
Total long-term available-for-sale debt securities		$216,270	$228	$(470)	$216,028

(1)	Unrealized gains and losses, net of tax, are included in other comprehensive income (loss).

The following table presents the estimated fair value and gross unrealized loss position for AFS debt securities, as applicable, aggregated by investment category and length of time that such securities have been in a continuous loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2019:
Commercial paper	$9,984	$(1)	$—	$—	$9,984	$(1)
Corporate debt securities	43,585	(25)	111,155	(87)	154,740	(112)
Securities of government-sponsored entities	—	—	4,994	(6)	4,994	(6)
Total	$53,569	$(26)	$116,149	$(93)	$169,718	$(119)
blank
December 31, 2018:
Commercial paper	$51,927	$(45)	$—	$—	$51,927	$(45)
Corporate debt securities	274,696	(746)	234,798	(1,321)	509,494	(2,067)
Securities of government-sponsored entities	4,999	(1)	10,947	(55)	15,946	(56)
Total	$331,622	$(792)	$245,745	$(1,376)	$577,367	$(2,168)

At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses on investments in AFS debt securities are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. We intend and have the ability to hold such investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on our evaluation, we determined that any such unrealized losses were not other-than-temporary at June 30, 2019 and December 31, 2018.

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

The $517.5 million of 2.25% convertible senior notes due May 15, 2024 (2024 Notes) were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their 7-year term. The fair value of the 2024 Notes, estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $683.1 million as of June 30, 2019 and $616.1 million as of December 31, 2018.

We did not reclassify any investments between levels in the fair value hierarchy during the six months ended June 30, 2019 and 2018.

Investments, which were measured at fair value on a recurring basis using the inputs described above, consisted of the following:

	blank	Fair Value Measurements Using
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019:
Classified as current assets:
Cash and money market funds	$140,985	$140,985	$—	$—
Commercial paper	116,490	—	116,490	—
Securities of government-sponsored entities	59,424	—	59,424	—
Corporate debt securities	303,079	—	303,079	—
Subtotal	619,978	140,985	478,993	—
Classified as long-term assets:
Cash and money market funds	1,500	1,500	—	—
Certificates of deposit	3,977	3,977	—	—
Securities of government-sponsored entities	30,289	—	30,289	—
Corporate debt securities	116,214	—	116,214	—
Restricted equity securities	77,365	—	—	77,365
Total	849,323	146,462	625,496	77,365
Less cash, cash equivalents and restricted cash	(146,462)	(146,462)	—	—
Total investments	$702,861	$—	$625,496	$77,365
blank
December 31, 2018:
Classified as current assets:
Cash and money market funds	$141,714	$141,714	$—	$—
Commercial paper	94,572	—	94,572	—
Securities of government-sponsored entities	20,840	—	20,840	—
Corporate debt securities	393,787	—	393,787	—
Subtotal	650,913	141,714	509,199	—
Classified as long-term assets:
Cash and money market funds	1,500	1,500	—	—
Certificates of deposit	3,977	3,977	—	—
Securities of government-sponsored entities	64,837	—	64,837	—
Corporate debt securities	151,191	—	151,191	—
Total	872,418	147,191	725,227	—
Less cash, cash equivalents and restricted cash	(147,191)	(147,191)	—	—
Total investments	$725,227	$—	$725,227	$—

The following table presents a reconciliation of our investment in restricted equity securities, which is measured at fair value on a recurring basis using the significant unobservable inputs (Level 3) described above.

(in thousands)
Balance at December 31, 2018	$—
Investment in restricted equity securities	54,720
Net unrealized gain recognized on restricted equity securities during the period	1,680
Balance at March 31, 2019	56,400
Net unrealized gain recognized on restricted equity securities during the period	20,965
Balance at June 30, 2019	$77,365

5. Inventory

Inventory consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$6,672	$7,855
Work in process	3,451	2,208
Finished goods	1,895	801
Total inventory	$12,018	$10,864

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

For the six months ended June 30, 2019, our operating lease cost was $3.9 million and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $3.3 million. As of June 30, 2019, we reported operating lease ROU assets and operating lease liabilities of $49.1 million and $69.9 million, respectively. Further, as of June 30, 2019, our operating leases had a weighted average remaining lease term of 10.3 years and a weighted average discount rate of 6.65%.

At June 30, 2019, the minimum lease payments for our operating lease liabilities were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2019 (6 months remaining)	$4,129
2020	8,399
2021	8,624
2022	8,888
2023	9,160
Thereafter	59,462
Total operating lease payments	98,662
Less accreted interest	(28,728)
Total operating lease liabilities	69,934
Less current operating lease liabilities	(3,749)
Noncurrent operating lease liabilities	$66,185

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

Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:

(i)

during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;

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

The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in thousands)	June 30, 2019	December 31, 2018
Principal	$517,500	$517,500
Deferred financing costs	(7,639)	(8,326)
Debt discount, net	(111,395)	(120,678)
Net carrying amount	$398,466	$388,496

8. Net Loss Per Share

Net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income (loss) - basic and diluted	$51,338	$(5,913)	$(50,777)	$(47,731)
Weighted-average common shares outstanding:
Basic	91,389	90,100	91,226	89,814
Effect of dilutive securities:
Employee stock purchase program	41	—	—	—
Stock options	2,551	—	—	—
Restricted stock	285	—	—	—
2024 Notes	513	—	—	—
Diluted	94,779	90,100	91,226	89,814
Net income (loss) per share:
Basic	$0.56	$(0.07)	$(0.56)	$(0.53)
Diluted	$0.54	$(0.07)	$(0.56)	$(0.53)

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

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Stock options, restricted stock and convertible senior notes	2,349	8,422	8,533	8,289

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2019.

Overview

We are a neuroscience-focused, biopharmaceutical company with more than 25 years of experience discovering and developing life-changing treatments for people with serious, challenging, and under-addressed neurological, endocrine, and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems.

Our portfolio includes United States Food and Drug Administration (FDA)-approved treatments for tardive dyskinesia (TD) and endometriosis and clinical development programs in multiple therapeutic areas including Parkinson’s disease, congenital adrenal hyperplasia, uterine fibroids, and polycystic ovary syndrome. Our treatment for endometriosis and our product candidates for uterine fibroids and polycystic ovary syndrome are partnered with AbbVie, Inc. (AbbVie). In addition, in January 2019, we entered into a collaboration and license agreement with Voyager Therapeutics, Inc. (Voyager), focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform, including one clinical development program for advanced Parkinson’s disease patients, VY-AADC.

In December 2018, we announced topline data from the T-Force GOLD study, a Phase IIb study of valbenazine in pediatric patients with Tourette syndrome, failed to meet the primary endpoint. Based on these results, we terminated the T-Force PLATINUM study in the second quarter of 2019.

We currently have four major collaborations, two of which involve out-licensing of our proprietary technology to pharmaceutical partners.

Voyager. We entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company, which became effective in March 2019. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the VY-AADC program for Parkinson’s disease, the VY-FXN01 program for Friedreich’s ataxia, and the rights to two programs to be determined by the parties in the future. In June 2019, we entered into an amendment to the collaboration and license agreement with Voyager. Under the terms of the amendment, we paid Voyager $5.0 million upfront to obtain rights outside the United States to the Friedreich’s ataxia program, VY-FXN01, in connection with the early return of those rights to Voyager pursuant to a restructuring of Voyager’s gene therapy relationship with Sanofi Genzyme.

BIAL – Portela & Ca, S.A. In February 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A. (BIAL) pursuant to which we in-licensed technology from BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions in the United States and Canada. In the second quarter of 2019, we submitted a new drug application (NDA) with the FDA for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. The opicapone NDA was accepted by the FDA with a Prescription Drug User Fee Act target action date of April 26, 2020. The FDA’s acceptance of the opicapone NDA triggered a milestone payment of $10.0 million, expensed as R&D in the second quarter of 2019, to be paid by us to BIAL in the third quarter of 2019.

Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation for the development and commercialization of INGREZZA® (valbenazine) for movement disorders in Japan and other select Asian markets.

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone antagonists. AbbVie anticipates submitting an NDA to the FDA for the approval of elagolix in the treatment of uterine fibroids in 2019. The FDA’s acceptance of the NDA would trigger a milestone payment of $20.0 million, payable to us by AbbVie. Additionally, AbbVie intends to initiate a study of elagolix in women with polycystic ovary syndrome.

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018

Revenues

The following table presents revenues by category.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
INGREZZA product sales, net	$180,544	$96,905	$316,975	$167,991
Collaboration revenue	3,036	—	5,008	—
Total revenues	$183,580	$96,905	$321,983	$167,991

Product Sales, Net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $180.5 million and $317.0 million for the three and six months ended June 30, 2019, respectively, compared with $96.9 million and $168.0 million in the comparable periods last year.

Collaboration Revenue

In July 2018, the FDA approved ORILISSA® (elagolix) for the management of moderate to severe endometriosis pain in women. We recognized sales-based royalties, payable to us by our collaboration partner AbbVie on quarterly net sales of ORILISSA, of $3.0 million and $5.0 million for the three and six months ended June 30, 2019, respectively.

Operating Expenses

Cost of Sales

Cost of sales was $1.6 million and $2.7 million for the three and six months ended June 30, 2019, respectively, compared with $0.9 million and $1.8 million in the comparable periods last year.

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

Late stage consists of costs incurred related to product candidates in Phase II registrational studies and onwards. Early stage consists of costs incurred related to product candidates in post-investigational new drug application (IND) through Phase II non-registrational studies. Research and discovery consists of pre-IND costs. Milestone expenses reflect payments made in connection with our collaborative and other relationships. Payroll and benefits consists of costs incurred for salaries and wages, payroll taxes, benefits, and share-based compensation associated with employees involved in ongoing R&D activities.

Facilities and other consists of indirect costs incurred in support of overall R&D activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology, and facility-based expenses. These costs are not allocated to a specific program or stage.

The following table presents R&D expense by category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Late stage	$13,890	$4,632	$19,478	$7,992
Early stage	5,588	10,551	11,792	18,906
Research and discovery	5,033	1,561	8,658	2,873
Milestone expenses	10,000	—	10,000	10,000
Payroll and benefits	16,914	13,447	32,799	35,116
Facilities and other	10,262	6,797	16,612	11,048
Total R&D expense	$61,687	$36,988	$99,339	$85,935

R&D expense was $61.7 million for the second quarter of 2019, compared with $37.0 million in the comparable period last year, primarily reflecting funding of development activities and milestone expenses of $10.0 million related to the FDA’s acceptance of the opicapone NDA for Parkinson’s disease in June 2019. For the first six months of 2019, R&D expense was $99.3 million compared with $85.9 million in the comparable period last year, primarily reflecting funding of development activities in connection with our collaboration with Voyager. The first six months of 2018 included milestone expenses of $10.0 million related to guidance received from the FDA in which it did not request an additional Phase III clinical trial to support an NDA submission for opicapone.

Acquired In-Process Research and Development

In-process research and development (IPR&D) was $5.0 million and $118.1 million for the three and six months ended June 30, 2019, respectively. In connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Voyager, we recorded a charge of $113.1 million, accounted for as IPR&D, in the first quarter of 2019. In June 2019, we entered into an amendment to the collaboration and license agreement with Voyager, pursuant to which we paid Voyager $5.0 million upfront to obtain rights outside the United States to the Friedreich’s ataxia program, VY-FXN01. The upfront payment was expensed as IPR&D in the second quarter of 2019.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense was $80.8 million and $168.4 million for the three and six months ended June 30, 2019, respectively, compared with $60.9 million and $119.6 million in the comparable periods last year, primarily reflecting the expansion of our sales force in the third quarter of 2018, the national launch of our patient-focused disease-state awareness campaign, Talk About TD, and an increase in the Branded Pharmaceutical Drug fee expense compared with the same periods last year.

Other Income (Expense)

Other income, net, was $17.6 million and $16.0 for the three and six months ended June 30, 2019, respectively, compared with other expense, net, of $4.1 million and $8.4 million in the comparable periods last year, primarily reflecting unrealized gains of $21.0 million and $22.6 million in the second quarter and first six months of 2019, respectively, to adjust our equity investment in Voyager to fair value as of June 30, 2019.

Provision for Income Taxes

Our provision for income taxes was $0.8 million for the second quarter of 2019, reflecting $1.1 million of state income tax expense, offset by $0.3 million of tax benefit recorded to income from continuing operations, with an equal and offsetting tax expense recorded to accumulated other income. For the first six months of 2019, our provision for income taxes was $0.3 million, reflecting $1.2 million of state income taxes, offset by $0.9 million of tax benefit recorded to income from continuing operations, with an equal and offsetting tax expense recorded to accumulated other income. We used the year-to-date effective tax rate method to determine our interim income tax expense for state jurisdictions where a reliable estimate of the annual effective tax rate could not be made. The tax provision recorded differs from the statutory rate of 21%, reflecting a full valuation allowance recorded against losses incurred.

Net Income (Loss)

Net income was $51.3 million, or $0.54 diluted earnings per share, for the second quarter of 2019, compared with a net loss of $5.9 million, or $0.07 net loss per share, in the comparable period last year, primarily reflecting increased INGREZZA net product sales compared with the same period last year and a $21.0 million unrealized gain to adjust our equity investment in Voyager to fair value as of June 30, 2019. For the first six months of 2019, we incurred a net loss of $50.8 million, or $0.56 net loss per share, compared with a net loss of $47.7 million, or $0.53 net loss per share, in the comparable period last year, primarily reflecting IPR&D charges of $118.1 million in the first six months of 2019 in connection with our collaboration with Voyager, partially offset by increased INGREZZA net product sales compared with the same period last year and a $22.6 million unrealized gain to adjust our equity investment in Voyager to fair value as of June 30, 2019.

Liquidity and Capital Resources

At June 30, 2019, our cash and cash equivalents and available-for-sale investments totaled $766.5 million compared with $866.9 million at December 31, 2018.

Net cash used in operating activities was $48.3 million for first the six months of 2019, compared with $18.0 million in the comparable period last year, primarily reflecting upfront payments of $118.1 million in the first six months of 2019 in connection with our collaboration with Voyager, partially offset by increased INGREZZA net product sales compared with the same period last year.

Net cash provided by investing activities was $40.7 million for the first six months of 2019, compared with $91.6 million net cash used in investing activities in the comparable period last year, reflecting timing differences associated with the purchases and sales and maturities of our available-for-sale investments, as well as changes in our portfolio-mix between cash equivalents and short-term and long-term investment holdings, offset by our $54.7 million equity investment in Voyager in the first quarter of 2019.

Net cash provided by financing activities was $6.9 million for the first six months of 2019, compared with $22.3 million in comparable period last year.

Shelf Registration Statement

In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the Securities and Exchange Commission (SEC). For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. We sold no securities under this shelf registration statement in the first six months of 2019 or 2018.

Convertible Senior Notes

In May 2017, we issued $517.5 million of 2.25% convertible senior notes due May 15, 2024.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on June 30, 2019, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize INGREZZA. We have continued to invest in our commercial infrastructure and distribution capabilities in the past two years, including our sales force expansion in late 2018. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA or any product candidate approved by the FDA in the future. If we fail to maintain successful marketing, sales and reimbursement capabilities or fail to enter into successful marketing arrangements with third parties, our product revenues may suffer.

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, and compliance with strictly enforced U.S., state, and non-U.S. regulations. We depend on a limited number of suppliers for each of the production of INGREZZA and its active pharmaceutical ingredients. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. We also depend on BIAL, and its suppliers, for the production of opicapone drug substance and drug product.

In addition, if our suppliers fail or refuse to supply us with INGREZZA or its active pharmaceutical ingredient for any reason, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the active pharmaceutical ingredients or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA or a similar international regulatory body’s requirements for approval, there could be a shortage of INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. If BIAL is unable or refuses to supply us with opicapone drug product for any reason, or does not meet FDA or international regulators’ requirements for approval, we have limited opportunity to qualify a new supplier. This could materially and adversely affect our ability to obtain regulatory approval for opicapone or successfully commercialize opicapone.

*We have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.

We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA and opicapone. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA and opicapone. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers, including BIAL and its suppliers, might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. In addition, the manufacture of gene therapy products, which will be necessary under our collaboration and license agreement with Voyager, is technically complex and necessitates substantial expertise and capital investment. Our reliance on contract manufacturers also exposes us to the following risks:

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

Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of INGREZZA, opicapone, or our future products and our ability to develop and deliver products on a timely and competitive basis.

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

We received FDA regulatory approval for INGREZZA in April 2017. This approval and other regulatory approvals for any of our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. With respect to the FDA’s approval of INGREZZA for TD, we are subject to certain post-marketing requirements and commitments. Failure to comply with these post-marketing requirements and commitments could result in withdrawal of our marketing approval for INGREZZA. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency (especially for a product, such as INGREZZA, which has been administered in a relatively limited patient population to date), or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, changes in the product’s label, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	product injunctions or the imposition of civil or criminal penalties.

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

*We are substantially dependent on BIAL for the development and commercialization of opicapone, including the receipt of regulatory approval for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients.

In February 2017, we entered into a license agreement with BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the U.S. and Canada. In June 2019, we submitted an NDA with the FDA for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients.  The FDA has indicated that the Prescription Drug User Fee Act target date, on which the FDA is expected to complete its review of the opicapone NDA for Parkinson's disease, is April 26, 2020. Our strategy for developing and commercializing opicapone, including the receipt of regulatory approval for opicapone, is dependent upon maintaining our current collaboration with BIAL.  Under the terms of our agreement with BIAL, although we are responsible for the management of all opicapone development and commercialization activities, we depend on BIAL and its suppliers to supply all drug product and investigation medicinal product for the development and commercialization of opicapone.  In addition, we and BIAL have established a joint steering committee with overall coordination and strategic oversight over activities under the agreement and to provide a forum for regular exchange of information, and BIAL has the right to co-promote licensed products during certain periods of time and to engage in certain marketing-related activities in cooperation with us. Because of our substantial reliance on BIAL, any failure by BIAL to timely or fully comply with its obligations under our agreement, any disagreement with BIAL, or any decision by BIAL to not devote sufficient time and resources to our collaboration, could substantially delay and/or prohibit our ability to develop and commercialize opicapone.

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

*If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

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

Gene therapy remains a novel technology, with few gene therapy products approved to date in the U.S. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. As part of our collaboration and license agreement with Voyager, a Phase II clinical trial of VY-AADC is being conducted. There is no guarantee that this program or other collaboration gene therapy product candidates will not be placed on clinical hold by the FDA, as has been the case for many gene therapy clinical programs. Even if we are able to successfully complete clinical development of a gene therapy product and obtain commercial approval, the success of our collaboration with Voyager will depend upon physicians who specialize in the treatment of genetic diseases targeted by gene therapy product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion related to gene therapy products may delay or impair the development and commercialization of our gene therapy product candidates or demand for any gene therapy products we develop.

*Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research or clinical development with the exceptions of INGREZZA, which has been approved by the FDA for TD, and ORILISSA (partnered with AbbVie), which has been approved by the FDA for the management of moderate to severe endometriosis pain in women. Only a small number of research and development programs ultimately result in commercially successful drugs. In addition, to date the FDA has granted regulatory approval for only a very limited number of gene therapy products. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

*We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.

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

Effective in March 2019, we entered into a collaboration and license agreement with Voyager for the research, development and commercialization of four programs including Voyager’s Parkinson’s disease program, or AADC Program, Voyager’s Friedreich’s ataxia program, or FA Program, and two programs to be determined by us and Voyager at a later date, or the Discovery Programs. Pursuant to development plans to be agreed to by the parties, which will be overseen by a joint steering committee, Voyager has operational responsibility, subject to certain exceptions, for the conduct of the AADC Program, FA Program and Discovery Programs prior to specified transition events for each program. We have agreed to be responsible for all costs incurred by Voyager in conducting these activities for each program in accordance with an agreed budget. Upon the occurrence of specified events for each program, we have agreed to assume responsibility for development, manufacturing and commercialization activities for such program. Voyager might not be successful in achieving the goals set forth in the development plan prior to the occurrence of the specified events that give rise to us assuming responsibility for development, manufacturing and commercialization activities for such program. Further, Voyager’s objectives in connection with the collaboration may not be consistent with our best interests. Voyager could take actions that may be adverse to us, or it could halt, slow, or deprioritize its development and commercialization efforts under the collaboration. We could also experience disagreements or delays involving the determination of one or both of the Discovery Programs. In any such instances, our ability to commercialize any product candidate related to the AADC Program, FA Program or Discovery Programs could be delayed or prohibited.

These issues and possible disagreements with AbbVie, Mitsubishi Tanabe, Voyager, or any future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

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

We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the three months ended June 30, 2019, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.

*We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of June 30, 2019, we had approximately 650 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality of commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, in April 2017 we received regulatory approval from the FDA for INGREZZA in TD and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the three months ended June 30, 2019, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and Nasdaq rules, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased sales, general and administrative expenses and management time related to compliance activities. If we fail to comply with these laws, regulations and standards, our reputation may be harmed, and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

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

Some of the provisions of the ACA have yet to be fully implemented, and there have been legal and political challenges to certain aspects of the ACA. Since January 2017, two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the Tax Cuts and Jobs Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On January 22, 2018, a continuing resolution was enacted on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare and Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While such U.S. District Court Judge, as well as the current presidential administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on certain of these measures and, additionally, is immediately implementing others under its existing authority. On January 31, 2019, the HHS Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Further, CMS issued a final rule, effective on July 9, 2019, that requires direct-to-consumer advertisements of prescription drugs and biological products, for which payment is available through Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of the drug or biological product if it is equal to or greater than $35 for a monthly supply or usual course of treatment. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. In July 2019, the U.S. District Court for the District of Columbia vacated this rule, but it is expected that litigation regarding the rule will continue. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals, including our speaker programs and other arrangements, such as our contributions to patient assistance programs, have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

In addition, any sales of our product once commercialized outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

*We could face liability if a regulatory authority determines that we are promoting INGREZZA, or any of our product candidates that receives regulatory approval, for “off-label” uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued.  However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.  A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, including INGREZZA, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. If the FDA or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit brought by a private plaintiff on behalf of the government, and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

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

*We face potential product liability exposure far in excess of our insurance coverage.

The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for our clinical trials in the amount of $35.0 million per occurrence and $35.0 million in the aggregate. In addition, we have product liability insurance related to the sale of INGREZZA in the amount of $35.0 million per occurrence and $35.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Bylaws, as amended(2)

4.1	Form of Common Stock Certificate (3)

4.2	Indenture, dated as of May 2, 2017, by and between Neurocrine and U.S. Bank National Association, as Trustee(4)

4.3	Form of Note representing Neurocrine’s 2.25% Convertible Notes due 2024(5)

10.1	Amendment No. 1 to Collaboration and License Agreement dated June 14, 2019 between Voyager Therapeutics, Inc. and the Company

10.2**	Employment Agreement dated January 8, 2018 between the Company and Eiry W. Roberts, M.D.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q dated November 5, 2018
(2)	Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q dated November 5, 2018
(3)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-03172)
(4)	Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 2, 2017
(5)	Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated May 2, 2017
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

NEUROCRINE BIOSCIENCES, INC.

Dated: July 29, 2019	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)