Form 10-Q
period 2019-09-30
NEUROCRINE BIOSCIENCES INC
filed 2019-11-04
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 92,093,521 as of October 29, 2019.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information

Item 1. Financial Statements

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$166,637	$141,714
Short-term investments in available-for-sale debt securities	503,525	509,199
Accounts receivable	115,318	57,406
Inventory	10,798	10,864
Other current assets	22,954	18,594
Total current assets	819,232	737,777
Restricted cash	4,706	5,477
Property and equipment, net	40,302	33,869
Long-term investments in available-for-sale debt securities	204,793	216,028
Investment in restricted equity securities	48,915	—
Operating lease assets	61,987	—
Total assets	$1,179,935	$993,151
blank
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$102,357	$86,377
Other current liabilities	13,295	1,856
Total current liabilities	115,652	88,233
Noncurrent operating lease liabilities	74,482	—
Convertible senior notes	403,589	388,496
Other long-term liabilities	11,697	10,231
Deferred rent	—	18,114
Deferred gain on sale of real estate	—	7,312
Total liabilities	605,420	512,386
blank
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220,000 shares authorized; issued and outstanding shares were 92,080 as of September 30, 2019 and 90,797 as of December 31, 2018	92	91
Additional paid-in capital	1,739,517	1,660,361
Accumulated other comprehensive income (loss)	1,606	(1,932)
Accumulated deficit	(1,166,700)	(1,177,755)
Total stockholders’ equity	574,515	480,765
Total liabilities and stockholders’ equity	$1,179,935	$993,151

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Product sales, net	$198,094	$111,291	$515,069	$279,282
Collaboration revenue	24,000	40,466	29,008	40,466
Total revenues	222,094	151,757	544,077	319,748
Operating expenses:
Cost of sales	2,229	1,551	4,966	3,355
Research and development	45,278	35,482	144,617	121,417
Acquired in-process research and development	—	—	118,081	—
Selling, general and administrative	84,489	60,401	252,851	179,952
Total operating expenses	131,996	97,434	520,515	304,724
Operating income	90,098	54,323	23,562	15,024
Other (expense) income:
Interest expense	(8,038)	(7,672)	(23,833)	(22,767)
Unrealized loss on restricted equity securities	(28,450)	—	(5,805)	—
Investment income and other, net	4,797	4,113	13,980	10,776
Total other expense, net	(31,691)	(3,559)	(15,658)	(11,991)
Income before provision for income taxes	58,407	50,764	7,904	3,033
Provision for income taxes	4,618	—	4,892	—
Net income	53,789	50,764	3,012	3,033
Unrealized gain (loss) on available-for-sale debt securities, net of tax	961	753	3,538	(206)
Comprehensive income	$54,750	$51,517	$6,550	$2,827
Net income per share, basic	$0.59	$0.56	$0.03	$0.03
Net income per share, diluted	$0.56	$0.52	$0.03	$0.03
Weighted average common shares outstanding, basic	91,859	90,555	91,440	90,064
Weighted average common shares outstanding, diluted	96,074	96,798	95,231	95,272

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income	$3,012	$3,033
Reconciliation of net income to net cash provided by operating activities:
Share-based compensation expense	53,945	44,800
Depreciation and amortization	5,361	2,749
Amortization of debt discount	14,057	13,040
Amortization of debt issuance costs	1,036	989
Net (accretion of discounts) amortization of premiums on investments	(1,466)	1,436
Change in fair value of restricted equity securities	5,805	—
Other	792	(482)
Change in operating assets and liabilities:
Accounts receivable	(57,912)	(23,436)
Inventory	66	(3,907)
Other current assets	(2,180)	(2,714)
Accounts payable and accrued liabilities	12,344	15,577
Other liabilities	14,641	(175)
Net cash provided by operating activities	49,501	50,910
blank
Cash Flows from Investing Activities:
Purchases of available-for-sale debt securities	(467,090)	(329,289)
Sales and maturities of available-for-sale debt securities	488,823	211,402
Purchase of restricted equity securities	(54,720)	—
Purchases of property and equipment	(11,936)	(18,802)
Proceeds from sales of property and equipment	8	30
Net cash used in investing activities	(44,915)	(136,659)
blank
Cash Flows from Financing Activities:
Issuance of common stock	20,029	27,748
Net cash provided by financing activities	20,029	27,748
Change in cash and cash equivalents and restricted cash	24,615	(58,001)
Cash and cash equivalents and restricted cash at beginning of period	147,191	259,212
Cash and cash equivalents and restricted cash at end of period	$171,806	$201,211
blank
Supplemental Disclosure:
Cash paid for interest	$5,822	$5,822
Cash paid for income taxes	$507	$—
Non-cash capital expenditures	$55	$1,802

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands)	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	88,794	$89	$1,572,765	$(1,850)	$(1,198,866)	$372,138
Net loss	—	—	—	—	(41,818)	(41,818)
Unrealized loss on investments in available-for-sale debt securities	—	—	—	(1,847)	—	(1,847)
Share-based compensation expense	—	—	19,879	—	—	19,879
Issuance of common stock for vested restricted stock units	343	—	—	—	—	—
Issuance of common stock for stock option exercises	745	1	16,134	—	—	16,135
Balance at March 31, 2018	89,882	90	1,608,778	(3,697)	(1,240,684)	364,487
Net loss	—	—	—	—	(5,913)	(5,913)
Unrealized gain on investments in available-for-sale debt securities	—	—	—	888	—	888
Share-based compensation expense	—	—	11,851	—	—	11,851
Issuance of common stock for vested restricted stock units	73	—	—	—	—	—
Issuance of common stock for stock option exercises	448	—	6,123	—	—	6,123
Balance at June 30, 2018	90,403	90	1,626,752	(2,809)	(1,246,597)	377,436
Net income	—	—	—	—	50,764	50,764
Unrealized gain on investments in available-for-sale debt securities	—	—	—	753	—	753
Share-based compensation expense	—	—	13,070	—	—	13,070
Issuance of common stock for vested restricted stock units	4	—	—	—	—	—
Issuance of common stock for stock option exercises	266	1	5,489	—	—	5,490
Balance at September 30, 2018	90,673	91	1,645,311	(2,056)	(1,195,833)	447,513
blank
Balance at December 31, 2018	90,797	$91	$1,660,361	$(1,932)	$(1,177,755)	$480,765
Net loss	—	—	—	—	(102,115)	(102,115)
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	1,699	—	1,699
Share-based compensation expense	—	—	15,764	—	—	15,764
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8,043	8,043
Issuance of common stock for vested restricted stock units	353	—	—	—	—	—
Issuance of common stock for stock option exercises	95	—	2,581	—	—	2,581
Issuance of common stock for employee stock purchase plan	39	—	2,538	—	—	2,538
Balance at March 31, 2019	91,284	91	1,681,244	(233)	(1,271,827)	409,275
Net income	—	—	—	—	51,338	51,338
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	878	—	878
Share-based compensation expense	—	—	17,931	—	—	17,931
Issuance of common stock for vested restricted stock units	39	—	—	—	—	—
Issuance of common stock for stock option exercises	213	1	4,283	—	—	4,284
Balance at June 30, 2019	91,536	92	1,703,458	645	(1,220,489)	483,706
Net income	—	—	—	—	53,789	53,789
Unrealized gain on available-for-sale debt securities, net of tax	—	—	—	961	—	961
Share-based compensation expense	—	—	20,250	—	—	20,250
Issuance of common stock for vested restricted stock units	15	—	—	—	—	—
Issuance of common stock for stock option exercises	490	—	13,164	—	—	13,164
Issuance of common stock for employee stock purchase plan	39	—	2,645	—	—	2,645
Balance at September 30, 2019	92,080	$92	$1,739,517	$1,606	$(1,166,700)	$574,515

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Description of Business. Neurocrine Biosciences, Inc. (Neurocrine, we, our or us) is a neuroscience-focused, biopharmaceutical company with more than 25 years of experience discovering and developing life-changing treatments for people with serious, challenging and under-addressed neurological, endocrine and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems.

Our portfolio includes United States Food and Drug Administration (FDA)-approved treatments for tardive dyskinesia (TD) and endometriosis and clinical development programs in multiple therapeutic areas including Parkinson’s disease, congenital adrenal hyperplasia, uterine fibroids and polycystic ovary syndrome. Our treatment for endometriosis and our product candidates for uterine fibroids and polycystic ovary syndrome are partnered with AbbVie, Inc. (AbbVie). Additionally, we have a collaboration and license agreement with Voyager Therapeutics, Inc. (Voyager), focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform, including one clinical development program for advanced Parkinson’s disease patients, VY-AADC.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As none of our operating leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset is adjusted for any prepaid or accrued lease payments and any lease incentives received. Operating lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which we have elected to account for as a single lease component. Further, we have elected to recognize our short-term lease payments in profit or loss on a straight-line basis over the associated lease term and variable lease payments in the period in which the obligation for those payments is incurred. Short-term and variable lease payments were not material for the nine months ended September 30, 2019.

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

In preparation for implementation of ASU 2016-02, we finalized key accounting assessments and updated processes to appropriately recognize and present the associated financial information. Based on these efforts, the adoption of ASU 2016-02 resulted in the recognition of (1) ROU assets of $50.0 million and operating lease liabilities of $70.9 million, resulting from leases of office and laboratory space; (2) the derecognition of deferred rent of $20.9 million for certain lease incentives received; and (3) a cumulative-effect adjustment of $8.0 million to the opening balance of the accumulated deficit as of January 1, 2019, resulting from the recognition of an existing deferred gain on sale of real estate. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. Further, we expect the adoption of ASU 2016-02 to be immaterial to our condensed consolidated statements of income and comprehensive income and statements of cash flows on an ongoing basis.

ASU 2018-07. In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. On January 1, 2019, we adopted ASU 2018-07 using the modified retrospective transition method with no impact on our condensed consolidated financial statements. Further, we expect the adoption of ASU 2018-07 to be immaterial to our condensed consolidated balance sheets, statements of income and comprehensive income, and statements of cash flows on an ongoing basis.

2. Significant Collaboration and Licensing Agreements

Voyager. We entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company, which became effective in March 2019. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the VY-AADC program for Parkinson’s disease, the VY-FXN01 program for Friedreich’s ataxia and the rights to two programs to be determined by the parties in the future.

In connection with the agreement, we paid Voyager $115.0 million upfront and purchased $50.0 million of Voyager’s common stock at $11.9625 per share, representing approximately 4.2 million shares. Pursuant to the terms of the agreement, Voyager may also be entitled to an additional $1.7 billion in development, regulatory and commercial milestone payments across the four programs, as well as royalties on net sales of any collaboration product.

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

In June 2019, we entered into an amendment to the collaboration and license agreement with Voyager. Under the terms of the amendment, we paid Voyager $5.0 million upfront to obtain rights outside the United States (U.S.) to the Friedreich’s ataxia program, VY-FXN01, in connection with the early return of those rights to Voyager pursuant to a restructuring of Voyager’s gene therapy relationship with Sanofi Genzyme. The upfront payment was expensed as IPR&D in the second quarter of 2019.

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

BIAL – Portela & Ca, S.A. In February 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A. (BIAL) for the development and commercialization of opicapone for the treatment of human diseases and conditions, including as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients, in the U.S. and Canada. In connection with the agreement, we paid BIAL an upfront license fee of $30.0 million and agreed to make additional regulatory event-based milestone payments of up to $40.0 million, of which $20.0 million has been paid as of September 30, 2019, and up to an additional $75.0 million in commercial event-based milestone payments.

In the second quarter of 2019, we submitted a new drug application (NDA) with the FDA for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. The NDA was accepted by the FDA with a Prescription Drug User Fee Act (PDUFA) target action date of April 26, 2020. The FDA’s acceptance of the NDA triggered a milestone payment of $10.0 million, expensed as R&D in the second quarter of 2019 and paid by us to BIAL in the third quarter of 2019.

Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) for the development and commercialization of INGREZZA® (valbenazine) for movement disorders in Japan and other select Asian markets. In connection with the agreement, MTPC made an upfront payment of $30.0 million and agreed to make an additional $85.0 million in development and regulatory event-based milestone payments, payments for the manufacture of pharmaceutical products and royalties on product sales in select territories in Asia.

Since inception of the agreement, we have recognized revenue of $19.8 million associated with the delivery of a technology license and existing know-how and $15.0 million in development event-based milestone payments resulting from MTPC’s initiation of Phase II/III clinical trials of INGREZZA in TD in Asia. In accordance with our continuing performance obligations, at the inception of the agreement, $10.2 million of the $30.0 million upfront payment received was originally deferred in connection with our initiation of a clinical trial of valbenazine in Huntington’s chorea and will be recognized as revenue over the clinical trial period. In September 2019, we announced the initiation of the KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease (HD) patients with chorea. Under the terms of the agreement, any payment we receive is generally non-refundable.

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health. In connection with the agreement, AbbVie made an upfront payment of $75.0 million and agreed to make additional development and regulatory event-based milestone payments of up to $480.0 million, of which $135.0 million has been earned as of September 30, 2019, and up to an additional $50.0 million in commercial event-based milestone payments. In the third quarter of 2019, AbbVie submitted an NDA with the FDA for the approval of elagolix in the treatment of uterine fibroids. The NDA was accepted by the FDA with a PDUFA target action date in the second quarter of 2020. The FDA’s acceptance of the NDA triggered a milestone payment of $20.0 million, recognized as revenue in the third quarter of 2019 and payable to us by AbbVie in the fourth quarter of 2019.

3. Investments

Available-for-sale (AFS) debt securities are carried at fair value, with any unrealized gains and losses reported in comprehensive income (loss). The cost basis of AFS debt securities is adjusted for the amortization of premiums and accretion of discounts to maturity, as applicable. Such amortization and accretion, as well as any interest and dividends, realized gains and losses and declines in fair value judged to be other-than-temporary, if any, on AFS debt securities are included in investment income and other, net. The cost of AFS debt securities sold is based on the specific identification method. Additionally, investments in equity securities of certain companies that are subject to holding period restrictions longer than 1 year are carried at fair value. Net gains and losses on restricted equity securities are included in other income (expense), net.

Investments consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Commercial paper	$135,197	$94,572
Corporate debt securities	414,951	544,978
Securities of government-sponsored entities	158,170	85,677
Restricted equity securities	48,915	—
Total investments	$757,233	$725,227

Investments classified as AFS debt securities consisted of the following:

(in thousands)	Contractual Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
September 30, 2019:
Classified as current assets:
Commercial paper	Less than 1	$135,156	$45	$(4)	$135,197
Corporate debt securities	Less than 1	254,811	577	(21)	255,367
Securities of government-sponsored entities	Less than 1	112,693	272	(4)	112,961
Total short-term available-for-sale debt securities		$502,660	$894	$(29)	$503,525
Classified as non-current assets:
Corporate debt securities	1 to 2	$159,035	$602	$(53)	$159,584
Securities of government-sponsored entities	1 to 2	45,017	192	—	45,209
Total long-term available-for-sale debt securities		$204,052	$794	$(53)	$204,793
blank
December 31, 2018:
Classified as current assets:
Commercial paper	Less than 1	$94,617	$—	$(45)	$94,572
Corporate debt securities	Less than 1	395,385	—	(1,598)	393,787
Securities of government-sponsored entities	Less than 1	20,887	8	(55)	20,840
Total short-term available-for-sale debt securities		$510,889	$8	$(1,698)	$509,199
Classified as non-current assets:
Corporate debt securities	1 to 2	$151,594	$66	$(469)	$151,191
Securities of government-sponsored entities	1 to 2	64,676	162	(1)	64,837
Total long-term available-for-sale debt securities		$216,270	$228	$(470)	$216,028

The following table presents the estimated fair value and gross unrealized loss position for AFS debt securities, as applicable, aggregated by investment category and length of time that such securities have been in a continuous loss position:

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
Commercial paper	$28,839	$(4)	$—	$—	$28,839	$(4)
Corporate debt securities	84,753	(63)	42,451	(11)	127,204	(74)
Securities of government-sponsored entities	28,953	(4)	—	—	28,953	(4)
Total	$142,545	$(71)	$42,451	$(11)	$184,996	$(82)
blank
December 31, 2018:
Commercial paper	$51,927	$(45)	$—	$—	$51,927	$(45)
Corporate debt securities	274,696	(746)	234,798	(1,321)	509,494	(2,067)
Securities of government-sponsored entities	4,999	(1)	10,947	(55)	15,946	(56)
Total	$331,622	$(792)	$245,745	$(1,376)	$577,367	$(2,168)

At each reporting date, we perform an evaluation of impairment to determine if any unrealized losses on investments in AFS debt securities are other-than-temporary. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition of the issuer, and our intent and ability to hold the investment until recovery of the amortized cost basis. We intend and have the ability to hold such investments in unrealized loss positions until their amortized cost basis has been recovered. Further, based on our evaluation, we determined that any such unrealized losses were not other-than-temporary at September 30, 2019 and December 31, 2018.

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

We classify our cash equivalents and available-for-sale investments as Level 1 or Level 2 within the fair value hierarchy. The fair value of our investment grade corporate debt securities is determined using proprietary valuation models and analytical tools, which utilize market pricing or prices for similar instruments that are both objective and publicly available, such as matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and offers.

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

The $517.5 million of 2.25% convertible senior notes due May 15, 2024 (2024 Notes) were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their 7-year term. The fair value of the 2024 Notes, estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $708.7 million at September 30, 2019 and $616.1 million at December 31, 2018.

We did not reclassify any investments between levels in the fair value hierarchy during the nine months ended September 30, 2019 and 2018.

Investments, which were measured at fair value on a recurring basis using the inputs described above, consisted of the following:

	blank	Fair Value Measurements Using
(in thousands)	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019:
Classified as current assets:
Cash and money market funds	$166,637	$166,637	$—	$—
Certificates of deposit	463	463	—	—
Commercial paper	135,197	—	135,197	—
Securities of government-sponsored entities	112,961	—	112,961	—
Corporate debt securities	255,367	—	255,367	—
Subtotal	670,625	167,100	503,525	—
Classified as long-term assets:
Cash and money market funds	1,500	1,500	—	—
Certificates of deposit	3,206	3,206	—	—
Securities of government-sponsored entities	45,209	—	45,209	—
Corporate debt securities	159,584	—	159,584	—
Restricted equity securities	48,915	—	—	48,915
Total	929,039	171,806	708,318	48,915
Less cash, cash equivalents and restricted cash	(171,806)	(171,806)	—	—
Total investments	$757,233	$—	$708,318	$48,915
blank
December 31, 2018:
Classified as current assets:
Cash and money market funds	$141,714	$141,714	$—	$—
Commercial paper	94,572	—	94,572	—
Securities of government-sponsored entities	20,840	—	20,840	—
Corporate debt securities	393,787	—	393,787	—
Subtotal	650,913	141,714	509,199	—
Classified as long-term assets:
Cash and money market funds	1,500	1,500	—	—
Certificates of deposit	3,977	3,977	—	—
Securities of government-sponsored entities	64,837	—	64,837	—
Corporate debt securities	151,191	—	151,191	—
Total	872,418	147,191	725,227	—
Less cash, cash equivalents and restricted cash	(147,191)	(147,191)	—	—
Total investments	$725,227	$—	$725,227	$—

The following table presents a reconciliation of our investment in restricted equity securities, which is measured at fair value on a recurring basis using the significant unobservable inputs (Level 3) described above.

(in thousands)
Balance at December 31, 2018	$—
Investment in restricted equity securities	54,720
Net unrealized gain recognized on restricted equity securities during the period	1,680
Balance at March 31, 2019	56,400
Net unrealized gain recognized on restricted equity securities during the period	20,965
Balance at June 30, 2019	77,365
Net unrealized loss recognized on restricted equity securities during the period	(28,450)
Balance at September 30, 2019	$48,915

5. Inventory

Inventory consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$6,461	$7,855
Work in process	2,249	2,208
Finished goods	2,088	801
Total inventory	$10,798	$10,864

6. Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the condensed consolidated statement of cash flows.

(in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$166,637	$141,714
Restricted cash included in other current assets	463	—
Restricted cash	4,706	5,477
Total cash, cash equivalents and restricted cash	$171,806	$147,191

7. Leases

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

Upon closing of the sale of the facility and associated real property, we entered into an agreement (the original lease) to lease back our corporate headquarters, comprised of two buildings located in San Diego, California, for a term of 12 years. In 2008 through 2011, we entered into a series of subsequent amendments to the original lease, whereby we vacated one of the two buildings and continued to occupy one building (the existing premises). In June 2017, we entered into an amendment to the original lease (the amended lease), whereby we extended its term through December 31, 2029. In August 2019, we entered into an amendment (the 2019 amendment) to the amended lease, whereby we agreed to lease 80,282 square feet of additional office space (the expanded premises) in San Diego, California, for a term of 12 years, and to extend the total term of the original lease to a coterminous date of July 31, 2031.

Under the terms of the 2019 amendment, we will take possession of the expanded premises on a tranche-by-tranche basis as office space currently occupied by third-party tenants becomes available through 2021. Commencing on each applicable tranche lease commencement date and continuing throughout the term of the lease, we will be obligated to pay base annual rent (subject to an annual fixed percentage increase) and our then-applicable portion of the operating expenses and taxes attributable to the expanded premises. Additionally, we will continue to be obligated to pay base annual rent (subject to an annual fixed percentage increase), operating expenses, and taxes attributable to the existing premises.

The 2019 amendment includes two options to extend the term of the lease for a period of 10 years each. We were not reasonably certain to exercise either of these options at lease commencement. As such, neither option was recognized as part of the associated operating lease ROU asset or liability. In connection with the amended lease, in lieu of a cash security deposit, Wells Fargo Bank, N.A. (Wells Fargo) issued a $3.0 million letter of credit on our behalf, which is secured by a deposit of equal amount.

In May 2018, we entered into an agreement to lease 44,718 square feet of office space in San Diego, California, which commenced on July 1, 2018, for a term of 10 years and 10 months. Under the terms of the lease, we pay base annual rent (subject to an annual fixed percentage increase), plus property taxes, and other normal and necessary expenses, such as utilities, repairs, and maintenance. Certain incentives were included in the lease, including $4.2 million in tenant improvement allowances and twelve months of rent abatement. In lieu of a cash security deposit, Wells Fargo issued a $1.0 million letter of credit on our behalf, which is secured by a deposit of $0.7 million. We do not have the right to extend the lease or right of first offer for future rental of adjacent office space owned by the landlord.

For the nine months ended September 30, 2019, our operating lease cost was $5.9 million and cash paid for amounts included in the measurement of lease liabilities for operating cash flows from operating leases was $5.5 million. As of September 30, 2019, we reported operating lease ROU assets and operating lease liabilities of $62.0 million and $82.6 million, respectively. Further, as of September 30, 2019, our operating leases had a weighted average remaining lease term of 11.43 years and a weighted average discount rate of 5.84%.

At September 30, 2019, the approximate future minimum lease payments under operating leases were as follows:

(in thousands)	Operating Leases
Year Ending December 31,
2019 (3 months remaining)	$2,142
2020	8,431
2021	9,026
2022	9,302
2023	9,586
Thereafter	77,068
Total operating lease payments	115,555
Less accreted interest	(32,914)
Total operating lease liabilities	82,641
Less current operating lease liabilities	(8,159)
Noncurrent operating lease liabilities	$74,482

Note: Amounts presented in the table above exclude $47.4 million of non-cancelable future minimum lease payments for operating leases that have not yet commenced.

8. Convertible Senior Notes

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

We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. As of September 30, 2019, the remaining period over which the discount on the liability component will be amortized was approximately 4.7 years.

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

The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in thousands)	September 30, 2019	December 31, 2018
Principal	$517,500	$517,500
Deferred financing costs	(7,290)	(8,326)
Debt discount, net	(106,621)	(120,678)
Net carrying amount	$403,589	$388,496

9. Net Income Per Share

Net income per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Net income - basic and diluted	$53,789	$50,764	$3,012	$3,033
Weighted-average common shares outstanding:
Basic	91,859	90,555	91,440	90,064
Effect of dilutive securities:
Employee stock purchase program	11	7	22	2
Stock options	2,466	3,352	2,572	3,322
Restricted stock	461	629	392	558
2024 Notes	1,277	2,255	805	1,326
Diluted	96,074	96,798	95,231	95,272
Net income per share:
Basic	$0.59	$0.56	$0.03	$0.03
Diluted	$0.56	$0.52	$0.03	$0.03

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

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Stock options, restricted stock and convertible senior notes	2,347	882	2,189	823

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, and our Quarterly Report on Form 10-Q for the six months ended June 30, 2019.

Overview

We are a neuroscience-focused biopharmaceutical company with more than 25 years of experience discovering and developing life-changing treatments for people with serious, challenging and under-addressed neurological, endocrine and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems.

Our portfolio includes United States Food and Drug Administration (FDA)-approved treatments for tardive dyskinesia (TD) and endometriosis and clinical development programs in multiple therapeutic areas including Parkinson’s disease, congenital adrenal hyperplasia, uterine fibroids and polycystic ovary syndrome. Our treatment for endometriosis and our product candidates for uterine fibroids and polycystic ovary syndrome are partnered with AbbVie, Inc. (AbbVie). Additionally, we have a collaboration and license agreement with Voyager Therapeutics, Inc. (Voyager) focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform, including one clinical development program for advanced Parkinson’s disease patients, VY-AADC.

In September 2019, we announced the initiation of the KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease (HD) patients with chorea. Enrollment of the 120-participant study is expected to commence during the fourth quarter of 2019.

We currently have four major collaborations, two of which involve out-licensing of our proprietary technology to pharmaceutical partners.

Voyager. We entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company, which became effective in March 2019. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the VY-AADC program for Parkinson’s disease, the VY-FXN01 program for Friedreich’s ataxia and the rights to two programs to be determined by the parties in the future. In June 2019, we entered into an amendment to the collaboration and license agreement with Voyager. Under the terms of the amendment, we paid Voyager $5.0 million upfront to obtain rights outside the United States (U.S.) to the Friedreich’s ataxia program, VY-FXN01, in connection with the early return of those rights to Voyager pursuant to a restructuring of Voyager’s gene therapy relationship with Sanofi Genzyme.

BIAL – Portela & Ca, S.A. In February 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A. (BIAL) pursuant to which we in-licensed technology from BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions in the U.S. and Canada. In the second quarter of 2019, we submitted a new drug application (NDA) with the FDA for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. The NDA was accepted by the FDA with a Prescription Drug User Fee Act target action date of April 26, 2020. The FDA’s acceptance of the NDA triggered a milestone payment of $10.0 million, expensed as R&D in the second quarter of 2019 and paid by us to BIAL in the third quarter of 2019.

Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation (MTPC) for the development and commercialization of INGREZZA® (valbenazine) for the treatment of movement disorders in Japan and other select Asian markets. Payments to us under this agreement included an up-front license fee of $30.0 million, of which $10.2 million continues to be deferred and will be recognized as revenue over the KINECT-HD study period.

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing hormone antagonists. In the third quarter of 2019, AbbVie submitted an NDA with the FDA for elagolix for the treatment of heavy menstrual bleeding associated with uterine fibroids in women. The NDA was accepted by the FDA with a PDUFA target action date in the second quarter of 2020. The FDA’s acceptance of the NDA triggered a milestone payment of $20.0 million, recognized as revenue in the third quarter of 2019 and payable to us by AbbVie in the fourth quarter of 2019. Additionally, AbbVie intends to initiate a study of elagolix in women with polycystic ovary syndrome.

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

The following table presents revenues by category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
INGREZZA product sales, net	$198,094	$111,291	$515,069	$279,282
Collaboration revenue	24,000	40,466	29,008	40,466
Total revenues	$222,094	$151,757	$544,077	$319,748

Product Sales, Net

In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $198.1 million and $515.1 million for the three and nine months ended September 30, 2019, respectively, compared with $111.3 million and $279.3 million in the comparable periods last year.

Collaboration Revenue

Collaboration revenue reflects event-based milestones and royalties earned under our collaboration agreement with AbbVie. During the third quarter of 2019, we recognized a $20.0 million event-based milestone as revenue upon the FDA’s acceptance of AbbVie’s NDA submission of elagolix for the treatment of uterine fibroids. During the third quarter of 2018, we recognized a $40.0 million event-based milestone as revenue upon the FDA’s approval of ORILISSA® (elagolix). For the three and nine months ended September 30, 2019, we recognized sales-based royalties of $4.0 million and $9.0 million, respectively, compared with $0.5 million in both of the comparable periods last year. These sales-based royalties are payable to us by AbbVie on quarterly net sales of ORILISSA.

Operating Expenses

Cost of Sales

Cost of sales was $2.2 million and $5.0 million for the three and nine months ended September 30, 2019, respectively, compared with $1.6 million and $3.4 million in the comparable periods last year.

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

The following table presents R&D expense by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Late stage	$11,717	$4,959	$32,549	$15,331
Early stage	6,204	9,915	17,813	28,625
Research and discovery	4,365	2,806	14,538	9,676
Milestone expenses	—	—	10,000	10,000
Payroll and benefits	17,918	14,535	50,717	49,651
Facilities and other	5,074	3,267	19,000	8,133
Total R&D expense	$45,278	$35,482	$144,617	$121,416

R&D expense was $45.3 million and $144.6 million for the three and nine months ended September 30, 2019, respectively, compared with $35.5 million and $121.4 million in the comparable periods last year, primarily reflecting funding of development activities in connection with our collaboration with Voyager.

Acquired In-Process Research and Development

In-process research and development (IPR&D) was $118.1 million for the first nine months of 2019. In connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Voyager, we recorded a charge of $113.1 million, accounted for as IPR&D, in the first quarter of 2019. In the second quarter of 2019, we entered into an amendment to the collaboration and license agreement with Voyager, pursuant to which we paid Voyager $5.0 million upfront to obtain rights outside the United States to the Friedreich’s ataxia program, VY-FXN01. The upfront payment was expensed as IPR&D in the second quarter of 2019.

Sales, General and Administrative

Sales, general and administrative (SG&A) expense was $84.5 million and $252.9 million for the three and nine months ended September 30, 2019, respectively, compared with $60.4 million and $180.0 million in the comparable periods last year, primarily reflecting the sales force expansion completed in the third quarter of 2018, the national launch of a patient-focused disease state awareness campaign, Talk About TD, and an increase in the Branded Pharmaceutical Drug fee expense.

Other Expense, Net

Other expense, net, was $31.7 million and $15.7 million for the three and nine months ended September 30, 2019, respectively, compared with $3.6 million and $12.0 million in the comparable periods last year, primarily reflecting unrealized losses of $28.5 million and $5.8 million in the three and nine months ended September 30, 2019, respectively, to adjust our equity investment in Voyager to fair value as of September 30, 2019.

Provision for Income Taxes

Our provision for income taxes was $4.6 million and $4.9 million for the three and nine months ended September 30, 2019, respectively, for estimated current state income taxes. We used the year-to-date effective tax rate method to determine our interim income tax expense for state jurisdictions where a reliable estimate of the annual effective tax rate could not be made. The tax provision recorded differs from the statutory rate of 21%, reflecting a full valuation allowance recorded against losses incurred.

Net Income

Net income was $53.8 million, or $0.56 diluted earnings per share, for the third quarter of 2019, compared with $50.8 million, or $0.52 diluted earnings per share, in the comparable period last year, primarily reflecting increased INGREZZA net product sales, partially offset by continued INGREZZA investment and a $28.5 million unrealized loss on our Voyager equity investment. For the first nine months of 2019, net income was $3.0 million, or $0.03 diluted earnings per share, compared with $3.0 million, or $0.03 diluted earnings per share, in the comparable period last year, primarily reflecting increased INGREZZA net product sales, offset by $118.1 million of IPR&D in connection with our collaboration with Voyager.

Liquidity and Capital Resources

At September 30, 2019, our cash and cash equivalents and available-for-sale investments totaled $875.0 million compared with $866.9 million at December 31, 2018.

Net cash provided by operating activities was $49.5 million for the first nine months of 2019, compared with $50.9 million in the comparable period last year, primarily reflecting increased INGREZZA net product sales compared with the same period last year, partially offset by incremental INGREZZA investment and upfront payments of $118.1 million and funding of development activities in the first nine months of 2019 in connection with our collaboration with Voyager.

Net cash used in investing activities was $44.9 million for the first nine months of 2019, compared with $136.7 million in the comparable period last year, reflecting timing differences associated with the purchases and sales and maturities of our available-for-sale investments, as well as changes in our portfolio-mix between cash equivalents and short-term and long-term investment holdings, offset by our $54.7 million equity investment in Voyager in the first quarter of 2019.

Net cash provided by financing activities was $20.0 million for the first nine months of 2019, compared with $27.7 million in comparable period last year.

Shelf Registration Statement

In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the Securities and Exchange Commission (SEC). For so long as we continue to satisfy the requirements to be deemed a well-known seasoned issuer, this shelf registration statement allows us to issue an unlimited number of securities from time to time. We sold no securities under this shelf registration statement in 2018 or the first nine months of 2019.

Convertible Senior Notes

In May 2017, we issued $517.5 million of 2.25% convertible senior notes due May 15, 2024.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 10% change in interest rates were to have occurred on September 30, 2019, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2015, we entered into a collaboration and license agreement with MTPC to develop and commercialize INGREZZA in Japan and other select Asian markets. We will rely on MTPC to achieve certain development, regulatory and commercial milestones which, if achieved, could generate significant future revenue for us. Our collaboration with MTPC is subject to risks and uncertainties similar to those described above. In addition, we may need to enter into other out-licensing collaborations to assist in the development and commercialization of other product candidates we are developing now or may develop in the future, and any such future collaborations would be subject to similar risks and uncertainties.

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

These issues and possible disagreements with AbbVie, MTPC, Voyager, or any future corporate collaborators could lead to delays in the collaborative research, development or commercialization of our product candidates. Furthermore, disagreements with these parties could require or result in litigation or arbitration, which would be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization of drug candidates and, ultimately, our generation of product revenues.

*Use of our approved products or those of our collaborators, including INGREZZA and ORILISSA, could be associated with side effects or adverse events.

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

We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA and opicapone. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA and opicapone. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers, including BIAL and its suppliers, might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. In addition, the manufacture of gene therapy products, which will be necessary under our collaboration and license agreement with Voyager, is technically complex and necessitates substantial expertise and capital investment. Our reliance on contract manufacturers also exposes us to the following risks:

•

contract manufacturers may encounter difficulties in achieving volume production, quality control or quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;

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

*Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products that could limit our product revenues and delay sustained profitability.

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

In February 2017, we entered into a license agreement with BIAL for the development and commercialization of opicapone for the treatment of human diseases and conditions, including Parkinson’s disease, in the U.S. and Canada. In June 2019, we submitted an NDA with the FDA for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. The FDA has indicated that the Prescription Drug User Fee Act target date, on which the FDA is expected to complete its review of the opicapone NDA for Parkinson's disease, is April 26, 2020. Our strategy for developing and commercializing opicapone, including the receipt of regulatory approval for opicapone, is dependent upon maintaining our current collaboration with BIAL. Under the terms of our agreement with BIAL, although we are responsible for the management of all opicapone development and commercialization activities, we depend on BIAL and its suppliers to supply all drug product and investigation medicinal product for the development and commercialization of opicapone. Bial relies on third-party contract manufacturers to produce opicapone. These contract manufacturers may encounter difficulties in achieving volume production, quality control, or quality assurance. As a result, these contract manufacturers may not be able to adequately produce opicapone in commercial quantities when required, which may impact our ability to deliver opicapone on a timely basis. In addition, we and BIAL have established a joint steering committee with overall coordination and strategic oversight over activities under the agreement and to provide a forum for regular exchange of information, and BIAL has the right to co-promote licensed products during certain periods of time and to engage in certain marketing-related activities in cooperation with us. Because of our substantial reliance on BIAL, any failure by BIAL to timely or fully comply with its obligations under our agreement, any disagreement with BIAL, or any decision by BIAL to not devote sufficient time and resources to our collaboration, could substantially delay and/or prohibit our ability to develop and commercialize opicapone.

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

*Our clinical trials may be delayed or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.

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

These risks and uncertainties impact all of our clinical programs. For example, any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities for the opicapone program in Parkinson’s disease and/or our NBI-74788 program for the treatment of congenital adrenal hyperplasia, or CAH. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

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

•

With respect to INGREZZA for TD, we compete with Teva Pharmaceutical Industries, which received FDA approval for AUSTEDO to treat TD in August 2017, and several clinical development-stage programs targeting TD and related movement disorders. Additionally, there are a number of commercially available medicines used to treat TD off-label, such as Xenazine (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin.

•

In endometriosis, ORILISSA competes with several FDA-approved products for the treatment of endometriosis, uterine fibroids, infertility, and central precocious puberty. Additionally, there is also competition from surgical interventions. Approximately 130,000 hysterectomies are performed in the U.S. annually as a direct result of endometriosis, as well as a significant number of laparoscopic procedures to ablate endometrial explants. Separate from these options, there are many programs in clinical development which serve as potential future competition. Lastly, there are numerous medicines used to treat the symptoms of disease (vs. endometriosis directly) which may also serve as competition: oral contraceptives, NSAIDs and other pain medications including opioids.

•

With respect to opicapone for Parkinson’s disease, there are currently two FDA-approved COMT inhibitors. Opicapone would compete directly with these two drugs and their generic equivalents. Additionally, there are a number of alternative adjunctive treatment options (FDA-approved and in clinical development) for Parkinson’s patients which would compete with opicapone, including various L-dopa preparations, dopamine agonists, MAO-B inhibitors and others. In terms of potential future competition, there are several programs in late-stage clinical development.

•

As for congenital adrenal hyperplasia, or CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the U.S. alone, there are more than two dozen companies manufacturing steroid-based products. Additionally, there are several companies developing medicinal treatments for CAH.

•

Our development programs using Voyager’s proprietary gene therapy platform (VY-AADC for Parkinson’s disease and VY-FXN01 for Friedreich’s Ataxia) may in the future compete with development-stage programs being pursued by numerous companies.

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

We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the three months ended September 30, 2019, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.

*We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

As of September 30, 2019, we had approximately 670 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality of commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing and contract research payments. In addition, in April 2017 we received regulatory approval from the FDA for INGREZZA in TD and our revenues will be dependent on our ability to sell INGREZZA and to secure adequate third-party reimbursement. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the three months ended September 30, 2019, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.

*U.S. federal income tax reform could adversely affect our business and financial condition.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $126.00 per share to approximately $65.00 per share. The market price of our common stock may fluctuate in response to many factors, including:

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

Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which will be fully implemented in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposals for fiscal years 2019 and 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on certain of these measures and, additionally, is immediately implementing others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Bylaws, as amended(2)

4.1	Form of Common Stock Certificate (3)

4.2	Indenture, dated as of May 2, 2017, by and between Neurocrine and U.S. Bank National Association, as Trustee(4)

4.3	Form of Note representing Neurocrine’s 2.25% Convertible Notes due 2024(5)

10.1	Third Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P. dated August 7, 2019

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101.INS

(1)	Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q dated November 5, 2018
(2)	Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q dated November 5, 2018
(3)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-03172)
(4)	Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 2, 2017
(5)	Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated May 2, 2017
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

NEUROCRINE BIOSCIENCES, INC.

Dated: November 4, 2019	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer
(Duly authorized officer and Principal Financial Officer)