Form 10-Q
period 2020-03-31
NEUROCRINE BIOSCIENCES INC
filed 2020-05-06
CIK 914475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 92,865,121 as of April 30, 2020.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information

Item 1. Financial Statements

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$187.0	$112.3
Debt securities available-for-sale, at fair value (amortized cost $584.1 million at March 31, 2020 and $557.3 million at December 31, 2019)	584.7	558.2
Accounts receivable	148.6	126.6
Inventories	21.2	17.3
Other current assets	26.7	16.6
Total current assets	968.2	831.0
Debt securities available-for-sale, at fair value (amortized cost $237.8 million at March 31, 2020 and $299.3 million at December 31, 2019)	235.9	299.7
Right-of-use assets	73.3	74.3
Equity securities	39.4	55.9
Property and equipment, net	41.9	41.9
Restricted cash	3.2	3.2
Total assets	$1,361.9	$1,306.0
blank
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$125.9	$141.3
Convertible senior notes	—	408.8
Other current liabilities	14.4	15.2
Total current liabilities	140.3	565.3
Convertible senior notes	414.1	—
Operating lease liabilities	85.6	86.7
Other long-term liabilities	21.6	17.1
Total liabilities	661.6	669.1
blank
Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 220.0 shares authorized; issued and outstanding shares were 92.8 at March 31, 2020 and 92.3 at December 31, 2019	0.1	0.1
Additional paid-in capital	1,796.9	1,768.1
Accumulated other comprehensive (loss) income	(1.4)	1.4
Accumulated deficit	(1,095.3)	(1,132.7)
Total stockholders’ equity	700.3	636.9
Total liabilities and stockholders’ equity	$1,361.9	$1,306.0

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Revenues:
Product sales, net	$231.1	$136.4
Collaboration revenue	6.0	2.0
Total revenues	237.1	138.4
Operating expenses:
Cost of sales	2.1	1.1
Research and development	58.3	37.7
Acquired in-process research and development	—	113.1
Selling, general and administrative	117.8	87.5
Total operating expenses	178.2	239.4
Operating income (loss)	58.9	(101.0)
Other (expense) income:
Interest expense	(8.2)	(7.9)
Unrealized losses (gains) on equity securities	(16.5)	1.7
Investment income and other, net	4.7	4.6
Total other expense, net	(20.0)	(1.6)
Income (loss) before provision for (benefit from) income taxes	38.9	(102.6)
Provision for (benefit from) income taxes	1.5	(0.5)
Net income (loss)	37.4	(102.1)
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(2.8)	1.7
Comprehensive income (loss)	$34.6	$(100.4)
Net income (loss) per share, basic	$0.40	$(1.12)
Net income (loss) per share, diluted	$0.39	$(1.12)
Weighted average common shares outstanding, basic	92.6	91.1
Weighted average common shares outstanding, diluted	97.0	91.1

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$37.4	$(102.1)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	22.8	15.8
Depreciation	2.1	1.6
Amortization of debt discount	5.0	4.6
Amortization of debt issuance costs	0.3	0.3
Change in fair value of equity security investments	16.5	(1.7)
Other	0.4	(0.2)
Change in operating assets and liabilities:
Accounts receivable	(22.1)	(15.7)
Inventory	(3.9)	(1.8)
Accounts payable and accrued liabilities	(16.2)	(16.6)
Other current assets and liabilities, net	(4.1)	3.3
Net cash provided by (used in) operating activities	38.2	(112.5)
blank
Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(172.0)	(116.3)
Sales and maturities of debt securities available-for-sale	206.5	215.9
Purchases of equity securities	—	(54.7)
Purchases of property and equipment	(1.3)	(3.9)
Net cash provided by investing activities	33.2	41.0
blank
Cash Flows from Financing Activities:
Issuance of common stock	3.3	2.6
Net cash provided by financing activities	3.3	2.6
Change in cash and cash equivalents and restricted cash	74.7	(68.9)
Cash and cash equivalents and restricted cash at beginning of period	115.5	147.2
Cash and cash equivalents and restricted cash at end of period	$190.2	$78.3
blank
Supplemental Disclosure:
Non-cash capital expenditures	$0.8	$0.6

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

	Common Stock		Additional Paid	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in millions)	Shares	Amount	in Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	37.4	37.4
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(2.8)	—	(2.8)
Share-based compensation expense	—	—	22.8	—	—	22.8
Issuance of common stock for vested restricted stock units	0.4	—	—	—	—	—
Issuance of common stock for stock option exercises	0.1	—	3.3	—	—	3.3
Issuance of common stock for employee stock purchase plan	—	—	2.7	—	—	2.7
Balance at March 31, 2020	92.8	$0.1	$1,796.9	$(1.4)	$(1,095.3)	$700.3
blank
Balance at December 31, 2018	90.8	$0.1	$1,660.4	$(1.9)	$(1,177.8)	$480.8
Net loss	—	—	—	—	(102.1)	(102.1)
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	1.7	—	1.7
Share-based compensation expense	—	—	15.8	—	—	15.8
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8.0	8.0
Issuance of common stock for vested restricted stock units	0.4	—	—	—	—	—
Issuance of common stock for stock option exercises	0.1	—	2.6	—	—	2.6
Issuance of common stock for employee stock purchase plan	—	—	2.5	—	—	2.5
Balance at March 31, 2019	91.3	$0.1	$1,681.3	$(0.2)	$(1,271.9)	$409.3

See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Significant Accounting Policies

Description of Business. Neurocrine Biosciences, Inc., or Neurocrine Biosciences, the Company, we, our or us, was incorporated in California in 1992 and reincorporated in Delaware in 1996. Neurocrine Continental, Inc., is a Delaware corporation and a wholly owned subsidiary of Neurocrine Biosciences. We also have two wholly owned Irish subsidiaries, Neurocrine Therapeutics, Ltd. and Neurocrine Europe, Ltd. both of which were formed in December 2014 and are inactive.

We are a commercial-stage biopharmaceutical company focused on discovering and developing innovative and life-changing treatments for patients with serious, challenging and under-addressed neurological, endocrine and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems. Currently, we are primarily focused on the commercialization of INGREZZA® (valbenazine) in the United States, or US, our first US Food and Drug Administration, or FDA, approved product.

In April 2017, we received FDA approval of our first marketed product, INGREZZA, for the treatment of adults with tardive dyskinesia, or TD. Shortly after receiving FDA approval, we began commercializing INGREZZA in the US using a specialty sales force primarily focused on educating physicians who treat patients with TD, including psychiatrists and neurologists.

In addition to our first marketed product, our collaboration partner, AbbVie Inc., or AbbVie, received approval of ORILISSA® (elagolix) for the management of moderate to severe endometriosis pain in women from the FDA in July 2018 and Health Canada in October 2018. We receive royalties at tiered percentage rates on any net sales of ORILISSA.

In April 2020, we received FDA approval for ONGENTYS® (opicapone) as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients.

Our late-stage pipeline includes crinecerfont (NBI-74788) for the treatment of congenital adrenal hyperplasia, or CAH, in adult patients, elagolix for the treatment of heavy menstrual bleeding, or HMB, associated with uterine fibroids in women, valbenazine for the treatment of chorea in adult patients with Huntington’s disease, or HD, and NBIb-1817 (VY-AADC) for the treatment of advanced Parkinson’s disease patients with motor fluctuations that are refractory to medical management. Our product candidates for uterine fibroids and advanced Parkinson’s disease are partnered with AbbVie and Voyager Therapeutics, Inc., or Voyager, respectively.

Our early-stage clinical pipeline includes crinecerfont for the treatment of CAH in pediatric patients, elagolix for the treatment of polycystic ovary syndrome, or PCOS, in women, a vesicular monoamine transporter 2, or VMAT2, inhibitor with potential use in the treatment of neurologic and psychiatric disorders and NBI-921352 (XEN901), a clinical-stage candidate with potential in epilepsy. Our product candidate for PCOS is partnered with AbbVie.

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

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions of the Securities and Exchange Commission, or SEC, on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of Neurocrine Biosciences and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019, included in our Annual Report on Form 10-K, or the 2019 Form 10-K, filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet at December 31, 2019, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

There were no significant changes to our significant accounting policies as disclosed in the 2019 Form 10-K, except as set forth below.

Debt Securities. Debt securities consist of investments in certificates of deposit, corporate debt securities, and securities of government-sponsored entities. We classify debt securities as available-for-sale. Debt securities available-for-sale are recorded at fair value, with unrealized gains and losses included in other comprehensive income or loss, net of tax. We exclude accrued interest from both the fair value and amortized cost basis of debt securities. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a debt security placed on nonaccrual status is reversed against interest income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on debt securities are amortized using the effective interest rate method. Gains and losses on sales of debt securities are recorded on the trade date in investment income and other, net, and determined using the specific identification method.

Allowance for Credit Losses. For debt securities available-for-sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes in interest rates, and any changes to the rating of the security by a rating agency, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income or loss, as applicable.

Accrued interest receivables on debt securities available-for-sale totaled $4.7 million at March 31, 2020. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2020.

Fair Value of Financial Instruments. We record cash equivalents, debt securities available-for-sale and equity securities at fair value based on a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The fair value hierarchy consists of the following three levels:

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

Investments in debt securities available-for-sale are classified as Level 2 and carried at fair value. We estimate the fair value of debt securities available-for-sale by utilizing third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. Such inputs include market pricing based on real-time trade data for similar instruments, issuer credit spreads, benchmark yields, broker/dealer quotes and other observable inputs. We validate valuations obtained from third-party pricing services by understanding the models used, obtaining market values from other pricing sources, and analyzing data in certain instances.

Investments in equity securities of certain companies that are subject to holding period restrictions longer than one year are classified as Level 3 and carried at fair value using an option pricing valuation model. The most significant assumptions within the option pricing valuation model are the stock price volatility, which is based on the historical volatility of similar companies, and the discount for lack of marketability related to the term of the restrictions.

The carrying amounts of accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

Recently Adopted Accounting Pronouncements.

ASU 2016-13. On January 1, 2020, we adopted Accounting Standards Update, or ASU, 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, using the modified retrospective transition method. For debt securities available-for-sale, the standard requires an investor to determine whether a decline in the fair value below the amortized cost basis of the investment is due to credit-related factors. Credit-related impairment is recognized as an allowance for credit loss on the balance sheet with a corresponding adjustment to earnings. Credit losses are limited to the amount by which the investment’s amortized cost basis exceeds its fair value and may be subsequently reversed if conditions change. Any impairment that is not credit related is recognized in other comprehensive income or loss, as applicable, net of applicable taxes.

The adoption of ASU 2016-13 did not result in a cumulative-effect adjustment to retained earnings. The comparative prior period information continues to be reported under the accounting standards in effect during those periods.

Recently Issued Accounting Pronouncements.

ASU 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted in any interim period for which financial statements have not yet been made available for issuance. We are currently evaluating the effect that ASU 2017-12 will have on our condensed consolidated financial statements and related disclosures.

2. Significant Collaboration and Licensing Agreements

AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health. In connection with the agreement, AbbVie made an upfront payment of $75.0 million and agreed to make additional development and regulatory event-based milestone payments of up to $480.0 million, of which $135.0 million has been earned, and up to an additional $50.0 million in commercial event-based milestone payments.

Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing, and commercialization costs. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us.

We evaluated the terms of this agreement under Topic 606, Revenue from Contracts with Customers, and determined that there is one performance obligation, the exclusive worldwide license with rights to develop, manufacture, and commercialize elagolix. At execution, the transaction price included only the $75.0 million up-front consideration received. None of the development or regulatory milestones were included in the transaction price, as all milestone amounts were fully constrained. As part of our evaluation of the constraint, we considered numerous factors, including that achievement of the milestones is outside of our control and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to AbbVie and therefore have also been excluded from the transaction price. We will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

BIAL – Portela & Ca, S.A. In the first quarter of 2017, we entered into an exclusive license agreement with BIAL – Portela & Ca, S.A., or BIAL, for the development and commercialization of ONGENTYS for the treatment of human diseases and conditions, including Parkinson’s disease, in the US and Canada. In connection with the agreement, we paid BIAL an upfront license fee of $30.0 million and agreed to make additional regulatory event-based milestone payments of up to $40.0 million, of which $20.0 million has been paid, and up to an additional $75.0 million in commercial event-based milestone payments.

In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. FDA approval of ONGENTYS for Parkinson’s disease triggered a milestone payment of $20.0 million.

Under the terms of the agreement, we are responsible for the commercialization of ONGENTYS in the US and Canada. Further, we will rely on BIAL for the commercial supply of ONGENTYS. Upon our written request prior to the estimated expiration of the term of a licensed product, the parties shall negotiate a good faith continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is not supplying a certain licensed product, we shall pay BIAL a trademark royalty based on the net sales of such licensed product.

Upon commercialization of ONGENTYS, we will determine certain annual sales forecasts. In the event we fail to meet the minimum sales requirements for a particular year, we would be obligated to pay BIAL an amount equal to the difference between the actual net sales and minimum sales requirements for such year.

Unless earlier terminated, the agreement will continue on a licensed product-by-product and country-by-country basis until a generic product in respect of such licensed product under the agreement is sold in a country and sales of such generic product are greater than a specified percentage of total sales of such licensed product in such country.

Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency. BIAL may terminate the agreement if we fail to use commercially reasonable efforts to submit an NDA for a licensed product by a specified date, in the event we fail to meet the minimum sales requirements for any two years, or under certain circumstances involving a change of control of Neurocrine Biosciences. Under certain circumstances where BIAL elects to terminate the agreement in connection with a change of control of Neurocrine Biosciences, BIAL would be obligated to pay us a termination fee. We may terminate the agreement at any time for any reason upon nine months’ written notice to BIAL.

Voyager. In the first quarter of 2019, we entered into a collaboration and license agreement with Voyager, a clinical-stage gene therapy company. The agreement is focused on the development and commercialization of four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the NBIb-1817 program for Parkinson’s disease, the Friedreich’s ataxia program and the rights to two undisclosed programs.

In connection with the agreement, we paid Voyager $115.0 million upfront and purchased $50.0 million of Voyager’s common stock at $11.9625 per share, representing approximately 4.2 million shares. Pursuant to the terms of the agreement, Voyager may also be entitled to an additional $1.7 billion in development, regulatory, and commercial milestone payments, as well as royalties on net sales of any collaboration product. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our equity investment in Voyager was recorded at a fair value of $54.7 million after considering Voyager’s stock price on the date of closing and certain lock-up and voting provisions applicable to the acquired shares. The remaining $113.1 million of the purchase price, which includes the applicable transaction costs, was expensed as in-process research and development, or IPR&D, in the first quarter of 2019.

In June 2019, we entered into an amendment to the collaboration and license agreement with Voyager. Under the terms of the amendment, we paid Voyager $5.0 million upfront to obtain rights outside the US to the Friedreich’s ataxia program in connection with the early return of those rights to Voyager pursuant to a restructuring of Voyager’s gene therapy relationship with Sanofi Genzyme. The upfront payment was expensed as IPR&D in the second quarter of 2019.

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

Xenon. In December 2019, we entered into a license and collaboration agreement with Xenon Pharmaceuticals Inc., or Xenon, to identify, research, and develop sodium channel inhibitors, including clinical candidate NBI-921352 and three preclinical candidates, which compounds we will have the exclusive right to further develop and commercialize under the terms and conditions set forth in the agreement.

We will be solely responsible, at our sole cost and expense, for all development and manufacturing of the compounds and any pharmaceutical product that contains a compound, subject to Xenon’s right to elect to co-fund the development of one product in a major indication and thus receive a mid-single digit percentage increase in royalties owed on the net sales of such product in the US. If Xenon exercises such option, the parties will share equally all reasonable and documented costs and expenses incurred in connection with the development of such product in the applicable indication, except costs and expenses that are solely related to the development of such product for regulatory approval outside the US.

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

Unless earlier terminated, the term of the license and collaboration agreement will continue on a product-by-product and country-by-country basis until the expiration of the royalty term for such product in such country. Upon the expiration of the royalty term for a particular product and country, the exclusive license granted by Xenon to us with respect to such product and country will become fully paid, royalty free, perpetual, and irrevocable. We may terminate the license and collaboration agreement by providing at least 90 days’ written notice, provided that such unilateral termination will not be effective for certain products until we have used commercially reasonable efforts to complete certain specified clinical studies. Either party may terminate the agreement in the event of a material breach in whole or in part, subject to specified conditions.

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

Under the terms of the agreement, MTPC is responsible for all third-party development, marketing, and commercialization costs in Japan and other select Asian markets and we would be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Further, the collaboration effort between the parties to advance INGREZZA towards commercialization in Japan and other select Asian markets is governed by joint steering and development committees with representatives from both parties. There are no performance, cancellation, termination, or refund provisions in the agreement that would have a material financial consequence to us. We do not directly control when event-based payments will be achieved or when royalty payments will begin. MTPC may terminate the agreement at its discretion upon 180 days’ written notice to us. In such event, all INGREZZA product rights for Japan and other select Asian markets would revert to us.

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

To evaluate the appropriate transaction price, we determined that the up-front payment received constituted the entirety of the consideration to be included in the transaction price and to be allocated to the performance obligations based on our best estimate of their relative stand-alone selling prices. For the license, the stand-alone selling price was calculated using an income approach model and included the following key assumptions: the development timeline, revenue forecast, discount rate and probabilities of technical and regulatory success. The relative selling price of our development activities to initiate a clinical study of INGREZZA for Huntington’s chorea was based on an assessment of costs to perform the study, based upon a peer company analysis for similar studies. We believe a change in the assumptions used to determine our stand-alone selling price for the license most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations.

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

Since inception of the agreement, we have recognized revenue of $21.9 million associated with the delivery of a technology license and existing know-how and $15.0 million in development event-based payments resulting from MTPC’s initiation of Phase II/III development of INGREZZA in TD in Asia. In the first quarter of 2020, we recognized revenue of $1.3 million in connection with the ongoing KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease patients with chorea. In accordance with our continuing performance obligations, $8.1 million of the $30.0 million upfront payment received is being deferred and will be recognized as revenue over the KINECT-HD study period using an input method according to research and development, or R&D, costs incurred to date relative to estimated total R&D costs.

3. Debt Securities

The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive loss, allowance for credit losses, and fair value of debt securities available-for-sale at March 31, 2020, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Fair Value
Commercial paper	Within 1 year	$129.7	$0.1	$(0.1)	$—	$129.7
Corporate debt securities	Within 1 year	323.3	0.3	(0.9)	—	322.7
Securities of government-sponsored entities	Within 1 year	131.1	1.2	—	—	132.3
blank		$584.1	$1.6	$(1.0)	$—	$584.7
blank
Corporate debt securities	1 to 2 years	$213.3	$0.2	$(2.2)	$—	$211.3
Securities of government-sponsored entities	1 to 2 years	24.5	0.1	—	—	24.6
		$237.8	$0.3	$(2.2)	$—	$235.9

The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income, and fair value of debt securities available-for-sale at December 31, 2019, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	Within 1 year	$144.5	$—	$—	$144.5
Corporate debt securities	Within 1 year	270.5	0.5	—	271.0
Securities of government-sponsored entities	Within 1 year	142.3	0.4	—	142.7
blank		$557.3	$0.9	$—	$558.2
blank
Corporate debt securities	1 to 2 years	$250.5	$0.5	$(0.1)	$250.9
Securities of government-sponsored entities	1 to 2 years	48.8	—	—	48.8
		$299.3	$0.5	$(0.1)	$299.7

The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$19.9	$(0.1)	$—	$—	$19.9	$(0.1)
Corporate debt securities	409.8	(3.1)	—	—	409.8	(3.1)
blank	$429.7	$(3.2)	$—	$—	$429.7	$(3.2)

At March 31, 2020, our security portfolio consisted of 187 securities, of which 107 were in an unrealized loss position, related to investments in debt securities available-for-sale, as discussed below:

Commercial paper. Our investments in commercial paper are of high credit quality (rated A1 or higher). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized costs basis.

Corporate debt securities. Our investments in corporate debt securities are of high credit quality (rated AA- or higher). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis.

The following table summarizes debt securities available-for-sale in an unrealized loss position at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$186.1	$(0.1)	$—	$—	$186.1	$(0.1)

4. Fair Value Measurements

Investments at March 31, 2020, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$187.0	$187.0	$—	$—
Total cash and cash equivalents	187.0	187.0	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	129.7	—	129.7	—
Corporate debt securities	534.0	—	534.0	—
Securities of government-sponsored entities	156.9	—	156.9	—
Total debt securities available-for-sale	820.6	—	820.6	—
Equity securities:
Equity securities–biotechnology industry	39.4	—	—	39.4
Total equity securities	39.4	—	—	39.4
Total recurring fair value measurements	$1,050.2	$190.2	$820.6	$39.4

Investments at December 31, 2019, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$112.3	$112.3	$—	$—
Total cash and cash equivalents	112.3	112.3	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	144.5	—	144.5	—
Corporate debt securities	521.9	—	521.9	—
Securities of government-sponsored entities	191.5	—	191.5	—
Total debt securities available-for-sale	857.9	—	857.9	—
Equity securities:
Equity securities–biotechnology industry	55.9	—	—	55.9
Total equity securities	55.9	—	—	55.9
Total recurring fair value measurements	$1,029.3	$115.5	$857.9	$55.9

The following table presents a reconciliation of equity securities for the three months ended March 31, 2020, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Equity Securities
Fair value at December 31, 2019	$55.9
Purchases	—
Unrealized losses included in earnings	(16.5)
Fair value at March 31, 2020	$39.4

At March 31, 2020, the discount for lack of marketability used in the valuation analysis of equity securities ranged from 18.5% to 30.0% (weighted average of 26.2%). The discount for lack of marketability was weighted by the relative fair value of the instruments. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. Unrealized gains and losses on equity securities are included in other expense, net.

The following table presents a reconciliation of equity securities for the three months ended March 31, 2019, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in millions)	Equity Securities
Fair value at December 31, 2018	$—
Purchases	54.7
Unrealized gains included in earnings	1.7
Fair value at March 31, 2019	$56.4

5. Inventories

Inventories consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$17.8	$14.1
Work in process	1.1	1.5
Finished goods	2.3	1.7
Total inventories	$21.2	$17.3

6. Restricted Cash

The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$187.0	$112.3
Restricted cash	3.2	3.2
Total cash, cash equivalents and restricted cash	$190.2	$115.5

7. Leases

At March 31, 2020, our operating leases consisted of the following:
Address	Type	Square Feet	Commencement Date	Expiration Date
12780 El Camino Real (1)	Office/Laboratory	141,000	August 7, 2019	July 31, 2031
12790 El Camino Real, Suite 130 (1)	Office	2,000	December 1, 2019	July 31, 2031
12790 El Camino Real, Suite 150 (1)	Office	8,000	August 7, 2019	July 31, 2031
12790 El Camino Real, Suite 300 (1)	Office	28,000	December 1, 2019	July 31, 2031
12777 High Bluff Drive (2)	Office	45,000	July 1, 2018	July 31, 2029
12790 El Camino Real, Suite 200 (1)	Office	28,000	February 1, 2021	July 31, 2031
12790 El Camino Real, Suite 100 (1)	Office	17,000	February 1, 2021	July 31, 2031

_____________________________________

(1) Under the terms of the lease, we have two options to extend the term of the lease for a period of ten years each. We were not reasonably certain to exercise either of these options at lease commencement. As such, neither option was recognized as part of the associated operating lease right-of-use asset or liability. In connection with the lease, in lieu of a cash security deposit, Wells Fargo Bank, N.A., or Well Fargo, issued a $3.0 million letter of credit on our behalf, which is secured by a deposit of equal amount.

(2) Under the terms of the lease, we do not have the option to extend the lease. In lieu of a cash security deposit, Wells Fargo issued a $1.0 million letter of credit on our behalf, which is secured by a deposit of $0.2 million.

Our operating lease cost was $2.5 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Cash paid for amounts in the measurement of lease liabilities for operating cash flows from operating leases was $2.1 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

Our operating leases had a weighted average remaining lease term of 11.0 years and 11.4 years at March 31, 2020 and December 31, 2019, respectively, and a weighted average discount rate of 5.8% at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020, the approximate future minimum lease payments under operating leases were as follows:

(in millions)	Operating Leases
Year Ending December 31,
2020 (9 months remaining)	$6.5
2021	10.6
2022	10.9
2023	11.2
2024	11.6
Thereafter	79.7
Total operating lease payments	130.5
Less accreted interest	36.1
Total operating lease liabilities	94.4
Less current operating lease liabilities	8.8
Noncurrent operating lease liabilities	$85.6

_____________________________________

Note: Amounts presented in the table above exclude $28.3 million of non-cancelable future minimum lease payments for operating leases that have not yet commenced.

8. Convertible Senior Notes

On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due 2024 and entered into an indenture agreement, or the 2024 Indenture, with respect to the 2024 Notes. The 2024 Notes accrue interest at a fixed rate of 2.25% per year, payable semiannually in arrears on May 15 and November 15 of each year, beginning on November 15, 2017. The 2024 Notes mature on May 15, 2024. The net proceeds from the issuance of the 2024 Notes were approximately $502.8 million, after deducting commissions and the offering expenses payable by us.

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

It is our intent and policy to settle conversions through combination settlement, which essentially involves repayment of an amount of cash equal to the “principal portion” and delivery of the “share amount” in excess of the principal portion in shares of common stock or cash. In general, for each $1,000 in principal, the “principal portion” of cash upon settlement is defined as the lesser of $1,000, and the conversion value during the 25-day observation period as described in the 2024 Indenture. The conversion value is the sum of the daily conversion value which is the product of the effective conversion rate divided by 25 days and the daily volume weighted average price, or VWAP, of our common stock. The “share amount” is the cumulative “daily share amount” during the observation period, which is calculated by dividing the daily VWAP into the difference between the daily conversion value (i.e., conversion rate x daily VWAP) and $1,000.

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

While the 2024 Notes are currently classified as a long-term liability, the future convertibility and associated balance sheet classification will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such. We are not aware of any current events or market conditions that would allow holders of the 2024 Notes to convert the 2024 Notes.

We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. At March 31, 2020, the remaining period over which the discount on the liability component will be amortized was approximately 4.1 years.

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

The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Principal	$517.5	$517.5
Deferred financing costs	(6.6)	(6.9)
Debt discount, net	(96.8)	(101.8)
Net carrying amount	$414.1	$408.8

The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their seven-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $677.2 million at March 31, 2020 and $596.8 million at December 31, 2019.

9. Net Income (Loss) Per Share

Net income per share was calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2020	2019
Net income (loss) - basic and diluted	$37.4	$(102.1)
Weighted-average common shares outstanding:
Basic	92.6	91.1
Effect of dilutive securities:
Stock options	2.4	—
Restricted stock	0.5	—
2024 Notes	1.5	—
Diluted	97.0	91.1
Net income per share:
Basic	$0.40	$(1.12)
Diluted	$0.39	$(1.12)

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

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Three Months Ended March 31,
(in millions)	2020	2019
Stock options, restricted stock units and convertible senior notes	3.3	8.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are a commercial-stage biopharmaceutical company focused on discovering and developing innovative and life-changing treatments for patients with serious, challenging and under-addressed neurological, endocrine and psychiatric disorders. We specialize in targeting and interrupting disease-causing mechanisms involving the interconnected pathways of the nervous and endocrine systems. Currently, we are primarily focused on the commercialization of INGREZZA® (valbenazine) in the United States, or US, our first US Food and Drug Administration, or FDA, approved product.

In April 2017, we received FDA approval of our first marketed product, INGREZZA, for the treatment of adults with tardive dyskinesia, or TD. Shortly after receiving FDA approval, we began commercializing INGREZZA in the US using a specialty sales force primarily focused on educating physicians who treat patients with TD, including psychiatrists and neurologists.

In addition to our first marketed product, our collaboration partner, AbbVie Inc., or AbbVie, received approval of ORILISSA® (elagolix) for the management of moderate to severe endometriosis pain in women from the FDA in July 2018 and Health Canada in October 2018. We receive royalties at tiered percentage rates on any net sales of ORILISSA.

In April 2020, we received FDA approval for ONGENTYS® (opicapone) as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. FDA approval of ONGENTYS for Parkinson’s disease triggered a milestone payment of $20.0 million. We plan to commercialize ONGENTYS later in 2020 with our existing INGREZZA commercial infrastructure.

Our late-stage pipeline includes crinecerfont (NBI-74788) for the treatment of congenital adrenal hyperplasia, or CAH, in adult patients, elagolix for the treatment of heavy menstrual bleeding, or HMB, associated with uterine fibroids in women, valbenazine for the treatment of chorea in adult patients with Huntington’s disease, or HD, and NBIb-1817 (VY-AADC) for the treatment of advanced Parkinson’s disease patients with motor fluctuations that are refractory to medical management. Our product candidates for uterine fibroids and advanced Parkinson’s disease are partnered with AbbVie and Voyager Therapeutics, Inc., or Voyager, respectively.

Our early-stage clinical pipeline includes crinecerfont for the treatment of CAH in pediatric patients, elagolix for the treatment of polycystic ovary syndrome, or PCOS, in women, a vesicular monoamine transporter 2, or VMAT2, inhibitor with potential use in the treatment of neurologic and psychiatric disorders and NBI-921352 (XEN901), a clinical-stage candidate with potential in epilepsy. Our product candidate for PCOS is partnered with AbbVie.

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

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus disease, or COVID-19, outbreak a global pandemic. The pandemic has dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our mission remains unchanged: to discover and develop life-changing treatments for people with serious, challenging, and under-addressed disorders.

While we are unable to reliably estimate the duration or extent of any potential business disruption or financial impact during this time, including any impacts on INGREZZA product sales or R&D expense, we remain committed to (1) prioritizing the safety, health and well-being of patients, their caregivers, healthcare providers, and our employees; (2) ensuring patients with TD are well supported and have continued uninterrupted access to INGREZZA, for which we currently do not expect any supply disruption; and (3) advancing ongoing clinical studies. As part of this commitment, we implemented a “Work from Home Policy” in early March 2020 for employees not involved in business-critical activities. For employees involved in business-critical activities, we implemented safety measures designed to comply with federal, state, and local guidelines.

Due to the impact of COVID-19, we are temporarily pausing enrollment of new patients in our clinical studies, including our studies related to HD, Parkinson’s disease, and CAH, while also continuing preparations to be well positioned to launch planned clinical studies in the second half of 2020. To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical studies, but we expect that completion and data readouts for several of our ongoing and planned studies will be delayed. Further, with the cancellation of the annual meeting of the Endocrine Society in March 2020, we look forward to sharing data from the Phase II proof-of-concept study of crinecerfont in adults with classic CAH, as well as preparing for a single, global registrational study of crinecerfont in CAH patients in mid-2020.

We continue to believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements, and other business development initiatives that we plan to strategically pursue. However, should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity, and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing new medicines.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

The following table presents revenues by category.

	Three Months Ended March 31,
(in millions)	2020	2019
INGREZZA product sales, net	$231.1	$136.4
Collaboration revenue	6.0	2.0
Total revenues	$237.1	$138.4

Product Sales, Net. In April 2017, the FDA approved INGREZZA for the treatment of TD. INGREZZA became available for prescription in late April 2017. Net product sales were $231.1 million and $136.4 million for the three months ended March 31, 2020 and 2019, respectively, primarily reflecting increased INGREZZA net product sales driven by new patient additions.

Collaboration Revenue. Collaboration revenue reflects event-based milestones, royalties, and license fees earned under our collaboration agreements with AbbVie and Mitsubishi Tanabe Pharma Corporation, or MTPC. For the three months ended March 31, 2020 and 2019, we recognized collaboration revenue of $4.7 million and $2.0 million, respectively, in connection with royalties earned at tiered percentage rates on quarterly net sales of ORILISSA.

Operating Expenses

Cost of Sales. Cost of sales was $2.1 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Research and Development. We support our drug discovery and development efforts through the commitment of significant resources to discovery, R&D programs, and business development opportunities.

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

The following table presents R&D expense by category:

	Three Months Ended March 31,
(in millions)	2020	2019
Late stage	$13.0	$5.0
Early stage	4.6	6.7
Research and discovery	9.2	5.4
Payroll and benefits	23.9	15.9
Facilities and other	7.6	4.7
Total R&D expense	$58.3	$37.7

R&D expense was $58.3 million and $37.7 million for the three months ended March 31, 2020 and 2019, respectively, primarily reflecting increased investment in our gene therapy programs in collaboration with Voyager, increased activity to support advancing our expanded clinical portfolio, and increased personnel expenses on higher headcount.

Acquired In-Process Research and Development. In connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Voyager, we recorded a charge of $113.1 million, accounted for as in-process research and development, or IPR&D, in the first quarter of 2019.

Sales, General and Administrative. Sales, general and administrative, or SG&A, expense was $117.8 million and $87.5 million for the three months ended March 31, 2020 and 2019, respectively, primarily reflecting increased personnel expenses on higher headcount and continued investment in our patient-focused disease state awareness campaign, “Talk About TD.”

Other Expense, Net

Other expense, net, was $20.0 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively, primarily reflecting unrealized losses of $16.5 million for the three months ended March 31, 2020, to adjust our equity investments in Voyager and Xenon to fair value.

Provision for Income Taxes

Our provision for income taxes was $1.5 million for the three months ended March 31, 2020, reflecting estimated current state income taxes. For the three months ended March 31, 2019, we had a benefit from income taxes of $0.5 million, reflecting $0.6 million of tax benefit recorded to income from continuing operations, with an equal and offsetting tax expense recorded to accumulated other comprehensive loss, offset by $0.1 million of state income tax expense. At March 31, 2020 and 2019, we had full valuation allowances against our net deferred tax assets as realization was uncertain. As a result, our tax expense for the first quarter of 2020 and tax benefit for the first quarter of 2019 vary from the statutory tax rate primarily due to changes in our valuation allowances, net of other permanent book/tax differences, tax credits generated and impacts of changes in tax laws.

Net Income

Net income was $37.4 million, or $0.39 diluted earnings per share, for the three months ended March 31, 2020, compared with a net loss of $102.1 million, or $1.12 loss per share, in the comparable period last year, primarily reflecting increased INGREZZA net product sales and $113.1 million of IPR&D expensed in the first quarter of 2019 in connection with our collaboration with Voyager, offset by unrealized losses of $16.5 million for the three months ended March 31, 2020, to adjust our equity investments in Voyager and Xenon to fair value.

Liquidity and Capital Resources

At March 31, 2020, our cash and cash equivalents and debt securities available-for-sale totaled $1.0 billion compared with $970.2 million at December 31, 2019.

Net cash provided by operating activities was $38.2 million for the three months ended March 31, 2020, compared with $112.5 million net cash used in operating activities in the comparable period last year, primarily reflecting increased INGREZZA net product sales and an upfront payment of $113.1 million in March 2019 in connection with our collaboration with Voyager.

Net cash provided by investing activities was $33.2 million for the three months ended March 31, 2020, compared with $41.0 million in the comparable period last year, reflecting timing differences related to purchases, sales and maturities of debt securities available-for-sale, changes in our portfolio-mix, and an equity investment of $54.7 million in Voyager in March 2019.

Net cash provided by financing activities was $3.3 million for the three months ended March 31, 2020, compared with $2.6 million in the comparable period last year, reflecting proceeds from issuances of our common stock.

Shelf Registration Statement. In February 2017, we filed an automatic shelf registration statement which immediately became effective by rule of the Securities and Exchange Commission. We sold no securities under this shelf registration statement in 2019 or the first quarter of 2020.

Convertible Senior Notes. In May 2017, we issued $517.5 million of 2.25% convertible senior notes due May 15, 2024.

Off-Balance Sheet Arrangements

As of March 31, 2020 or 2019, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 10% change in interest rates were to have occurred on March 31, 2020, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

Changes in Internal Control over Financial Reporting

An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to Our Company

*We may not be able to continue to successfully commercialize INGREZZA, or any of our product candidates if they are approved in the future.

Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize INGREZZA. We have continued to invest in our commercial infrastructure and distribution capabilities in the past three years, including our sales force expansion in late 2018. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA, ONGENTYS or any product candidate approved by the FDA in the future. In addition, our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 outbreak. Most hospitals, community mental health facilities, and other healthcare facilities have implemented policies that limit access of our sales representatives and medical affairs personnel to such facilities. Due to these closures and our work from home decisions, our field force is currently functioning utilizing digital and telephonic engagement tools and tactics, which may be less effective than our ordinary course sales and marketing programs. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.

*If physicians and patients do not continue to accept INGREZZA or do not accept any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.

The commercial success of INGREZZA, ONGENTYS or any of our other products, if approved for marketing, will depend upon the acceptance of those products as safe and effective by the medical community and patients.

The market acceptance of INGREZZA, ONGENTYS or any of our other products could be affected by a number of factors, including:

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

Our ability to commercialize any products successfully, including INGREZZA and ONGENTYS, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means may reduce our potential revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.

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

Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the US. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, communications from government officials regarding health care costs and pharmaceutical pricing could have a negative impact on our stock price, even if such communications do not ultimately impact coverage or reimbursement decisions for our products.

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

If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize INGREZZA, ONGENTYS or any other product candidate for which we obtain marketing approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

*Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant sales and marketing efforts or manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations, including at our headquarters in California, which is currently subject to a statewide stay at home order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. As a result of the recent outbreak of novel COVID-19, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including San Diego, California, where our headquarters are located. In response to stay at home orders in California and other states, we implemented work-from-home policies for all employees except certain key essential members involved in business-critical activities. The effects of the stay at home order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to COVID-19 could negatively impact our business, operating results and financial condition.

Quarantines, stay at home and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

In addition, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure to COVID-19) may be hindered, which would adversely impact our clinical trial operations. For example, due to the impact of the COVID-19 pandemic, we are temporarily pausing enrollment of new patients in the Phase III study of valbenazine for chorea in Huntington disease, the RESTORE-1 registrational study for NBIb-1817 in Parkinson’s disease patients and the Phase IIa pediatric study of crinecerfont in CAH.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic is currently resulting in disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.

*Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.

All of our product candidates are currently in research or clinical development with the exceptions of INGREZZA, which has been approved by the FDA for TD, ONGENTYS, which has been approved by the FDA for Parkinson’s disease, and ORILISSA (partnered with AbbVie), which has been approved by the FDA for the management of moderate to severe endometriosis pain in women. Only a small number of research and development programs ultimately result in commercially successful drugs. In addition, to date the FDA has granted regulatory approval for only a very limited number of gene therapy products. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:

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

•	the product candidate may not prove to be effective or as effective as other competing product candidates;
•	we may discover that a product candidate may cause harmful side effects or results of required toxicology studies may not be acceptable to the FDA;
•	the results may not replicate the results of earlier, smaller trials;

•	the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;
•	we or the FDA or similar foreign regulatory authorities may suspend the trials;
•	the results may not be statistically significant;
•	patient recruitment may be slower than expected;
•	the FDA may not accept the data from any trial or trial site outside of the US;
•	patients may drop out of the trials;
•	unforeseen disruptions may occur, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. For example, we recently announced that due to the impact of the COVID-19 pandemic, we are temporarily pausing enrollment of new patients in the Phase III study of valbenazine for chorea in Huntington disease, the RESTORE-1 registrational study for NBIb-1817 in Parkinson’s disease patients and the Phase IIa pediatric study of crinecerfont in congenital adrenal hyperplasia, or CAH. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

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

In 2019, we acquired an option from Idorsia to license ACT-709478, a potent, selective, orally active and brain penetrating T-type calcium channel blocker. The option is exercisable by us following the acceptance by the FDA of the IND for ACT-709478 for the treatment of a rare pediatric epilepsy. Idorsia is solely responsible for the development and filing of the IND for ACT-709478, and we cannot predict if the FDA will accept the NDA, or if the FDA does accept the NDA, if we will exercise our option to license ACT-709478.

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

*We are substantially dependent on BIAL for the commercialization of ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients.

In February 2017, we entered into a license agreement with BIAL for the development and commercialization of ONGENTYS for the treatment of human diseases and conditions, including Parkinson’s disease, in the US and Canada. In June 2019, we submitted an NDA with the FDA for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. On April 24, 2020, the FDA completed its review and approved ONGENTYS for Parkinson’s disease. Our strategy for commercializing ONGENTYS is dependent upon maintaining our current collaboration with BIAL. Under the terms of our agreement with BIAL, although we are responsible for the management of all ONGENTYS commercialization activities, we depend on BIAL and its suppliers to supply all drug product for the commercialization of ONGENTYS. BIAL relies on third-party contract manufacturers to produce ONGENTYS. These contract manufacturers may encounter difficulties in achieving volume production, quality control, or quality assurance. As a result, these contract manufacturers may not be able to adequately produce ONGENTYS in commercial quantities when required, which may impact our ability to deliver ONGENTYS on a timely basis. For example, we continue to seek clarity concerning the ability of BIAL to adequately re-supply commercial inventory of ONGENTYS, and as a result, we have delayed the commercial launch of ONGENTYS until later in 2020. In addition, we and BIAL have established a joint steering committee with overall coordination and strategic oversight over activities under the agreement and to provide a forum for regular exchange of information, and BIAL has the right to co-promote licensed products during certain periods of time and to engage in certain marketing-related activities in cooperation with us. Because of our substantial reliance on BIAL, any failure by BIAL to timely or fully comply with its obligations under our agreement, any disagreement with BIAL, or any decision by BIAL to not devote sufficient time and resources to our collaboration, could substantially delay and/or prohibit our ability to commercialize ONGENTYS.

*Use of our approved products or those of our collaborators, including INGREZZA, ONGENTYS and ORILISSA, could be associated with side effects or adverse events.

As with most pharmaceutical products, use of our approved products or those of our collaborators, including INGREZZA, ONGENTYS and ORILISSA, could be associated with side effects or adverse events which can vary in severity (from minor adverse reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our products or those of our collaborators may be observed at any time, including after a product is commercialized, and reports of any such side effects or adverse events may negatively impact demand for our or our collaborators’ products or affect our or our collaborators’ ability to maintain regulatory approval for such products. Side effects or other safety issues associated with the use of our approved products or those of our collaborators could require us or our collaborators to modify or halt commercialization of these products or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional studies regarding the safety and efficacy of our products which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.

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

Gene therapy remains a novel technology, with few gene therapy products approved to date in the US. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. As part of our collaboration and license agreement with Voyager, a Phase II clinical trial of NBIb-1817 is being conducted. There is no guarantee that this program or other collaboration gene therapy product candidates will not be placed on clinical hold by the FDA, as has been the case for many gene therapy clinical programs. Even if we are able to successfully complete clinical development of a gene therapy product and obtain commercial approval, the success of our collaboration with Voyager will depend upon physicians who specialize in the treatment of genetic diseases targeted by gene therapy product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations or negative public opinion related to gene therapy products may delay or impair the development and commercialization of our gene therapy product candidates or demand for any gene therapy products we develop.

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

•

In endometriosis, ORILISSA competes with several FDA-approved products for the treatment of endometriosis, uterine fibroids, infertility, and central precocious puberty. Additionally, there is also competition from surgical interventions. Approximately 130,000 hysterectomies are performed in the US annually as a direct result of endometriosis, as well as a significant number of laparoscopic procedures to ablate endometrial explants. Separate from these options, there are many programs in clinical development which serve as potential future competition. Lastly, there are numerous medicines used to treat the symptoms of disease (vs. endometriosis directly) which may also serve as competition: oral contraceptives, NSAIDs and other pain medications including opioids.

•

With respect to ONGENTYS for Parkinson’s disease, there are currently two other FDA-approved COMT inhibitors. ONGENTYS will compete directly with these two drugs and their generic equivalents. Additionally, there are a number of alternative adjunctive treatment options (FDA-approved and in clinical development) for Parkinson’s patients which will compete with ONGENTYS, including various L-dopa preparations, dopamine agonists, MAO-B inhibitors and others. In terms of potential future competition, there are several programs in late-stage clinical development.

•

As for CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the US alone, there are more than two dozen companies manufacturing steroid-based products. Additionally, there are several companies developing medicinal treatments for CAH.

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

*We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, ONGENTYS or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.

We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA and ONGENTYS. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA and ONGENTYS. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers, including BIAL and its suppliers, might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. In addition, the manufacture of gene therapy products, which will be necessary under our collaboration and license agreement with Voyager, is technically complex and necessitates substantial expertise and capital investment. Our reliance on contract manufacturers also exposes us to the following risks:

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
•

drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the US Drug Enforcement Administration, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of INGREZZA, ONGENTYS, or our future products and our ability to develop and deliver products on a timely and competitive basis.

*We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA or ONGENTYS, could materially and adversely affect our ability to successfully commercialize INGREZZA or ONGENTYS.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced US, state, and non-US regulations, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. We depend on a limited number of suppliers for the production of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. We also depend on BIAL, and its suppliers, for the production of ONGENTYS drug substance and drug product. It is unclear whether BIAL will be able to adequately re-supply commercial inventory of ONGENTYS, and as a result we have delayed the commercial launch of ONGENTYS until later this year.

In addition, if our suppliers fail or refuse to supply us with INGREZZA or its API for any reason, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the API or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or a new supplier is unable to meet FDA or a similar international regulatory body’s requirements for approval, there could be a shortage of INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. If BIAL is unable or refuses to supply us with ONGENTYS drug product for any reason, or does not meet FDA or international regulators’ requirements for approval, we have limited opportunity to qualify a new supplier. This could materially and adversely affect our ability to successfully commercialize ONGENTYS.

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

*We are subject to ongoing obligations and continued regulatory review for INGREZZA. Additionally, our other product candidates, if approved, could be subject to labeling and other post-marketing requirements and restrictions.

Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, with respect to the FDA’s approval of INGREZZA for TD in April 2017, we are subject to certain post-marketing requirements and commitments. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:

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

The occurrence of any of these events may adversely affect our business, prospects and ability to achieve or sustain profitability on a sustained basis.

*If we are unable to retain and recruit qualified scientists or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA.

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

*If the market opportunities for our products and product candidates are smaller than we believe they are, our revenues may be adversely affected, and our business may suffer.

Certain of the diseases that INGREZZA, ONGENTYS and our other product candidates are being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for INGREZZA, ONGENTYS and our other product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.

We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, or violate the terms of these licenses, we could lose our rights to those technologies and drug candidates or be forced to pay damages.

We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. For example, BIAL may terminate our license agreement, pursuant to which we have rights to commercialize ONGENTYS, if we fail to use commercially reasonable efforts, fail to submit an NDA for a licensed product by a specified date, or otherwise breach the license agreement. Pursuant to our collaboration and license agreement with Voyager, Voyager can terminate the agreement if we challenge the validity or enforceability of certain Voyager intellectual property rights or if we commit a material breach in whole or in part of the agreement and do not cure such breach within the agreed upon cure period. Pursuant to our collaboration and license agreement with Xenon, Xenon can terminate the agreement if we commit a material breach in whole or in part or the agreement and do not cure such breach within the agreed upon cure period. In addition, if we were to violate any of the terms of our licenses, we could become subject to damages. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.

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

In April 2017, we received FDA approval of INGREZZA for TD. In July 2018, our partner AbbVie received FDA approval for ORILISSA for the management of moderate to severe endometriosis pain in women. In April 2020, we received FDA approval of ONGENTYS for Parkinson’s disease. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA or ONGENTYS, or developing and commercializing any of our other product candidates, we may not be profitable. We also expect to continue to incur significant operating and capital expenditures as we:

•	commercialize INGREZZA for TD;
•	launch the commercialization of ONGENTYS for Parkinson’s disease;
•	seek regulatory approvals for our product candidates;
•	develop, formulate, manufacture and commercialize our product candidates;
•	in-license or acquire new product development opportunities;
•	implement additional internal systems and infrastructure; and
•	hire additional clinical, scientific, sales and marketing personnel.

We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the three months ended March 31, 2020, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.

*We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.

At March 31, 2020, we had approximately 750 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.

Our future financial performance and our ability to commercialize INGREZZA, ONGENTYS and any other product candidates that receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA and ONGENTYS, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:

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

Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality of commercial sales of INGREZZA, timing of the commercial launch of ONGENTYS, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the three months ended March 31, 2020, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.

*Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act, enacted many significant changes to the US tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future US tax expense.

*Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.

Our net operating loss, or NOL, carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable US tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.

As a result, our pre-2018 NOL carryforwards may expire prior to being used and our NOL carryforwards generated in tax years beginning after December 31, 2020, will be subject to a percentage limitation and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.

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

The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $72 per share to approximately $120 per share. The market price of our common stock may fluctuate in response to many factors, including:

•	sales of INGREZZA and ORILISSA;
•	timing of the commercial launch of ONGENTYS;
•	the status and cost of our post-marketing commitments for INGREZZA and ONGENTYS;
•	the results of our clinical trials;
•	reports of safety issues related to INGREZZA, ONGENTYS or ORILISSA;
•	whether the FDA approves elagolix for the treatment of uterine fibroids, which has a target action date in the second quarter of 2020, or if the FDA fails to meet such targeted action date;

•	developments concerning new and existing collaboration agreements;
•	announcements of technological innovations or new therapeutic products by us or others;
•	general economic and market conditions, including economic and market conditions affecting the biotechnology industry;
•	developments in patent or other proprietary rights;
•	developments related to the FDA;
•	future sales of our common stock by us or our stockholders;
•	comments by securities analysts;
•	additions or departures of key personnel;
•	fluctuations in our operating results;
•	potential litigation matters;
•	government regulation;
•	government and third-party payor coverage and reimbursement;
•	failure of any of our product candidates, if approved, to achieve commercial success;
•	disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•	public concern as to the safety of our drugs.

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

We may require additional funding to effectively commercialize INGREZZA or ONGENTYS, to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, and the cost of product in-licensing and any possible acquisitions. In addition, we may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources, together with investment income, and future payments due under our strategic alliances, will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, these resources might be insufficient to conduct research and development programs, the cost of product in-taking and possible acquisitions, fully commercialize products and operate the company to the full extent currently planned. If we cannot obtain adequate funds, we may be required to curtail significantly our commercial plans or one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.

Our future capital requirements will depend on many factors, including:

•	the commercial success of INGREZZA, ONGENTYS and/or ORILISSA;
•	debt service obligations on the 2024 Notes;
•	continued scientific progress in our R&D and clinical development programs;
•	the magnitude and complexity of our research and development programs;
•	progress with preclinical testing and clinical trials;
•	the time and costs involved in obtaining regulatory approvals;
•	whether the FDA approves elagolix for the treatment of uterine fibroids, which has a target action date in the second quarter of 2020, or if the FDA fails to meet such targeted action date;
•	the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;
•	competing technological and market developments;
•	the establishment of additional strategic alliances;
•	developments related to any future litigation;
•	the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and
•	the cost of product in-licensing and any possible acquisitions.

We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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

The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care. In the US, comprehensive health care reform legislation was enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the US will continue to put pressure on the rate of adoption and pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other federal and state legislation imposes new obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this new legislation, manufacturers are required to provide certain information regarding the drug product provided to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding distribution of the drug product. Further, under this new legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen, and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.

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

There remain legal and political challenges to certain aspects of the ACA. Since January 2017, two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, the Centers for Medicare & Medicaid Services, or CMS, published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a US District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BBA will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for the 2021 fiscal year includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The US Department of Health and Human Services, or HHS, has solicited feedback on certain of these measures and, additionally, has implemented others under its existing authority. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. In particular, it is possible that additional governmental action is taken to address the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs.

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

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, any sales of our product once commercialized outside the US will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

*We could face liability if a regulatory authority determines that we are promoting INGREZZA, ONGENTYS or any of our product candidates that receives regulatory approval, for “off-label” uses.

A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the US or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, including INGREZZA and ONGENTYS, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. If the FDA or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit brought by a private plaintiff on behalf of the government, and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects, and reputation.

If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

Our success will depend on our ability to, among other things:

•	obtain patent protection for our products;
•	preserve our trade secrets;
•	prevent third parties from infringing upon our proprietary rights; and
•	operate without infringing upon the proprietary rights of others, both in the US and internationally.

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

In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement claims, which are expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Interference proceedings declared by the US Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the US.

If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.

A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the US and the EU for seven years and ten years, respectively, if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.

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

The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA and ONGENTYS, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for our clinical trials in the amount of $35.0 million per occurrence and $35.0 million in the aggregate. In addition, we have product liability insurance related to the sale of INGREZZA in the amount of $35.0 million per occurrence and $35.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA and ONGENTYS, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.

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

*Cyber security breaches and other disruptions could compromise our information, including the theft of our intellectual property, and could expose us to liability, which would cause our business and reputation to suffer.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Additionally, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war and telecommunication and electrical failures may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. For example, the EU’s General Data Protection Regulation, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the EU as well as any company outside the EU that processes personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the EU, including the US. The GDPR imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Additionally, California recently enacted legislation that has been dubbed the first “GDPR-like” law in the US. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA, which went into effect on January 1, 2020, requires covered companies to provide new disclosures to California consumers, and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the US, which could increase our potential liability and adversely affect our business.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.4	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

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

NEUROCRINE BIOSCIENCES, INC.

Dated: May 6, 2020	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principle Financial Officer)