Form 10-Q
period 2020-06-30
NEUROCRINE BIOSCIENCES INC
filed 2020-08-03
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 0-22705

NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)
12780 El Camino Real
San Diego, CA
(Address of principal executive office)
33-0525145
(IRS Employer
Identification No.)
92130
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 93,254,872 as of July 28, 2020.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$415.1	$112.3
Debt securities available-for-sale, at fair value (amortized cost $530.3 million at June 30, 2020 and $557.3 million at December 31, 2019)	533.2	558.2
Accounts receivable	148.4	126.6
Inventories	22.0	17.3
Other current assets	27.5	16.6
Total current assets	1,146.2	831.0
Debt securities available-for-sale, at fair value (amortized cost $193.5 million at June 30, 2020 and $299.3 million at December 31, 2019)	195.2	299.7
Right-of-use assets	72.1	74.3
Equity securities	50.7	55.9
Property and equipment, net	44.6	41.9
Restricted cash	3.2	3.2
Other long-term assets	3.6	—
Total assets	$1,515.6	$1,306.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$137.1	$141.3
Convertible senior notes	419.5	408.8
Other current liabilities	16.4	15.2
Total current liabilities	573.0	565.3
Operating lease liabilities	84.3	86.7
Other long-term liabilities	27.1	17.1
Total liabilities	684.4	669.1

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 220.0 shares authorized; issued and outstanding shares were 93.2 at June 30, 2020 and 92.3 at December 31, 2019	0.1	0.1
Additional paid-in capital	1,842.2	1,768.1
Accumulated other comprehensive income	4.6	1.4
Accumulated deficit	(1,015.7)	(1,132.7)
Total stockholders’ equity	831.2	636.9
Total liabilities and stockholders’ equity	$1,515.6	$1,306.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues:
Product sales, net	$267.6	$180.5	$498.7	$316.9
Collaboration revenue	34.8	3.0	40.8	5.0
Total revenues	302.4	183.5	539.5	321.9
Operating expenses:
Cost of sales	2.4	1.6	4.5	2.7
Research and development	80.9	61.7	139.2	99.4
Acquired in-process research and development	46.0	5.0	46.0	118.1
Selling, general and administrative	96.5	80.8	214.3	168.3
Total operating expenses	225.8	149.1	404.0	388.5
Operating income (loss)	76.6	34.4	135.5	(66.6)
Other income (expense):
Interest expense	(8.3)	(7.9)	(16.5)	(15.8)
Unrealized gain (loss) on equity securities	11.3	21.0	(5.2)	22.7
Investment income and other, net	3.6	4.6	8.3	9.2
Total other income (expense), net	6.6	17.7	(13.4)	16.1
Income (loss) before provision for income taxes	83.2	52.1	122.1	(50.5)
Provision for income taxes	3.6	0.8	5.1	0.3
Net income (loss)	79.6	51.3	117.0	(50.8)
Unrealized gain on debt securities available-for-sale, net of tax	6.0	0.9	3.2	2.6
Comprehensive income (loss)	$85.6	$52.2	$120.2	$(48.2)
Net income (loss) per share, basic	$0.86	$0.56	$1.26	$(0.56)
Net income (loss) per share, diluted	$0.81	$0.54	$1.20	$(0.56)
Weighted average common shares outstanding, basic	93.0	91.4	92.8	91.2
Weighted average common shares outstanding, diluted	98.2	94.8	97.6	91.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	Amount				Total
Balances at March 31, 2020	92.8	$0.1	$1,796.9	$(1.4)	$(1,095.3)	$700.3
Net income	—	—	—	—	79.6	79.6
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	6.0	—	6.0
Share-based compensation expense	—	—	29.5	—	—	29.5
Issuance of common stock for vested restricted stock options	0.1	—	—	—	—	—
Issuance of common stock for stock options	0.3	—	15.8	—	—	15.8
Balances at June 30, 2020	93.2	$0.1	$1,842.2	$4.6	$(1,015.7)	$831.2

Balances at March 31, 2019	91.3	$0.1	$1,681.3	$(0.3)	$(1,271.8)	$409.3
Net income	—	—	—	—	51.3	51.3
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	0.9	—	0.9
Share-based compensation expense	—	—	17.9	—	—	17.9
Issuance of common stock for stock options	0.2	—	4.3	—	—	4.3
Balances at June 30, 2019	91.5	$0.1	$1,703.5	$0.6	$(1,220.5)	$483.7

Balance at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	117.0	117.0
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	3.2	—	3.2
Share-based compensation expense	—	—	52.3	—	—	52.3
Issuance of common stock for vested restricted stock options	0.5	—	—	—	—	—
Issuance of common stock for stock options	0.4	—	19.1	—	—	19.1
Issuance of common stock for employee stock purchase plan	—	—	2.7	—	—	2.7
Balances at June 30, 2020	93.2	$0.1	$1,842.2	$4.6	$(1,015.7)	$831.2

Balance at December 31, 2018	90.8	$0.1	$1,660.4	$(2.0)	$(1,177.7)	$480.8
Net loss	—	—	—	—	(50.8)	(50.8)
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	2.6	—	2.6
Share-based compensation expense	—	—	33.7	—	—	33.7
Issuance of common stock for vested restricted stock options	0.4	—	—	—	—	—
Issuance of common stock for stock options	0.3	—	6.9	—	—	6.9
Issuance of common stock for employee stock purchase plan	—	—	2.5	—	—	2.5
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8.0	8.0
Balance at June 30, 2019	91.5	$0.1	$1,703.5	$0.6	$(1,220.5)	$483.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$117.0	$(50.8)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	52.3	33.7
Depreciation	4.2	3.4
Amortization of debt discount	10.0	9.3
Amortization of debt issuance costs	0.7	0.7
Change in fair value of equity security investments	5.2	(22.7)
Other	0.7	(0.6)
Change in operating assets and liabilities:
Accounts receivable	(21.8)	(39.1)
Inventory	(4.7)	(1.2)
Accounts payable and accrued liabilities	(5.1)	7.7
Other assets and liabilities, net	(1.4)	11.3
Net cash provided by (used in) operating activities	157.1	(48.3)

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(288.6)	(235.9)
Sales and maturities of debt securities available-for-sale	421.2	339.7
Purchases of equity securities	—	(54.7)
Purchases of property and equipment	(6.0)	(8.4)
Net cash provided by investing activities	126.6	40.7

Cash Flows from Financing Activities:
Issuance of common stock	19.1	6.9
Net cash provided by financing activities	19.1	6.9
Change in cash and cash equivalents and restricted cash	302.8	(0.7)
Cash and cash equivalents and restricted cash at beginning of period	115.5	147.2
Cash and cash equivalents and restricted cash at end of period	$418.3	$146.5

Supplemental Disclosure:
Non-cash capital expenditures	$0.9	$0.9
Cash paid for interest	$5.8	$5.8
Cash paid for income taxes	$—	$0.4
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Significant Accounting Policies
Description of Business. Neurocrine Biosciences, Inc., or Neurocrine Biosciences, the Company, we, our or us, was incorporated in California in 1992 and reincorporated in Delaware in 1996. Neurocrine Continental, Inc., is a Delaware corporation and a wholly owned subsidiary of Neurocrine Biosciences. We also have two wholly owned Irish subsidiaries, Neurocrine Therapeutics, Ltd. and Neurocrine Europe, Ltd., both of which were formed in December 2014 and are inactive.
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
In April 2020, we received FDA approval for ONGENTYS® (opicapone) as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. FDA approval for ONGENTYS for Parkinson’s disease triggered a milestone payment of $20.0 million, which was expensed as research and development, or R&D, in the second quarter of 2020.
In May 2020, AbbVie received approval from the FDA for ORIAHNNTM (elagolix) for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. FDA approval for ORIAHNN for uterine fibroids resulted in the achievement of a $30.0 million regulatory milestone, which was recognized as collaboration revenue in the second quarter of 2020. We are entitled to receive royalties at tiered percentage rates on any net sales of ORIAHNN.
Our late-stage pipeline includes crinecerfont (NBI-74788) for the treatment of congenital adrenal hyperplasia, or CAH, in adult patients, valbenazine for the treatment of chorea in adult patients with Huntington’s disease, or HD, and NBIb-1817 (VY-AADC) for the treatment of advanced Parkinson’s disease patients with motor fluctuations that are refractory to medical management. Our product candidate for advanced Parkinson’s disease is partnered with Voyager Therapeutics, Inc., or Voyager.
Our early-stage clinical pipeline includes crinecerfont for the treatment of CAH in pediatric patients, elagolix for the treatment of polycystic ovary syndrome, or PCOS, in women, NBI-921352 (XEN901), a clinical-stage candidate with potential in epilepsy, and NBI-827104 (ACT-709478), a T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy. Our product candidate for PCOS is partnered with AbbVie.
In May 2020, we entered into a collaboration and licensing agreement with Idorsia Pharmaceuticals Ltd, or Idorsia. In connection with the agreement, we paid Idorsia $45.0 million upfront to gain a license to NBI-827104 (ACT-709478), a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy. The agreement includes a research collaboration to discover and identify up to two additional novel T-type calcium channel blockers as development candidates.
In June 2020, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. The agreement became effective in July 2020, upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In connection with the agreement, we paid Takeda $120.0 million upfront (less an earnest money deposit paid by us to Takeda in the first quarter of 2020) to gain an exclusive license to seven of Takeda’s pipeline programs, including three clinical-stage assets for schizophrenia, treatment-resistant depression, and anhedonia. The collaboration also includes a cost-sharing arrangement for associated collaboration activities.
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
Accrued interest receivables on debt securities available-for-sale totaled $3.7 million at June 30, 2020. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the six months ended June 30, 2020.
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
Recently Issued Accounting Pronouncements.
ASU 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted in any interim period for which financial statements have not yet been made available for issuance. We are currently evaluating the effect that ASU 2019-12 will have on our condensed consolidated financial statements and related disclosures.
2. Significant Collaboration and Licensing Agreements
AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health.
AbbVie received approval of ORILISSA for the management of moderate to severe endometriosis pain in women from the FDA in July 2018 and Health Canada in October 2018.
In May 2020, AbbVie received approval from the FDA for ORIAHNN for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. FDA approval for ORIAHNN for uterine fibroids resulted in the achievement of a $30.0 million regulatory milestone, which was recognized as collaboration revenue in the second quarter of 2020.
Since inception of the agreement, we have recognized revenue of $75.0 million associated with the delivery of a technology license and existing know-how and $165.0 million associated with the achievement of certain development and regulatory milestones. Pursuant to the terms of the agreement, we may also be entitled to receive payments of up to $366.0 million upon the achievement of certain development, regulatory and commercial milestones.
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
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. FDA approval for ONGENTYS for Parkinson’s disease triggered a milestone payment of $20.0 million, which was expensed as R&D in the second quarter of 2020. Pursuant to the terms of the agreement, BIAL may also be entitled to receive up to $75.0 million upon the achievement of certain commercial milestones.
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
In connection with the agreement, we paid Voyager $115.0 million upfront and purchased $50.0 million of Voyager’s common stock at $11.9625 per share, representing approximately 4.2 million shares. Pursuant to the terms of the agreement, Voyager may also be entitled to receive payments of up to $1.7 billion upon the achievement of certain development, regulatory and commercial milestones, as well as receive royalties on the net sales of any collaboration product. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our equity investment in Voyager was recorded at a fair value of $54.7 million after considering Voyager’s stock price on the date of closing and certain lock-up and voting provisions applicable to the acquired shares. The remaining $113.1 million of the purchase price, which includes the applicable transaction costs, was expensed as in-process research and development, or IPR&D, in the second quarter of 2019.
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
In connection with the agreement, we paid Xenon $30.0 million upfront and purchased $20.0 million of Xenon’s common stock at $14.196 per share, representing approximately 1.4 million shares. Pursuant to the terms of the agreement, Xenon may also be entitled to receive payments of up to $1.7 billion upon the achievement of certain development, regulatory and commercial milestones, as well as receive royalties on the net sales of any collaboration product.
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
In the first six months of 2020, we recognized revenue of $1.3 million in connection with the ongoing KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease patients with chorea. In accordance with our continuing performance obligations, $8.1 million of the $30.0 million upfront payment received from MTPC in connection with the agreement is being deferred and will be recognized as revenue over the study period using an input method according to costs incurred to-date relative to estimated total costs associated with the study.
Since inception of the agreement, we have recognized revenue of $19.8 million associated with the delivery of a technology license and existing know-how, $15.0 million associated with the achievement of a certain development milestones, and $2.1 million associated with our performance of the ongoing KINECT-HD study. Pursuant to the terms of the agreement, we may also be entitled to receive payments of up to $70.0 million upon the achievement of certain regulatory and commercial milestones, receive payments for the manufacture of certain pharmaceutical products, as well as receive royalties on the net sales of collaboration products in select territories in Asia.
Under the terms of the agreement, MTPC is responsible for all third-party development, marketing, and commercialization costs in Japan and other select Asian markets and we would be entitled to a percentage of sales of INGREZZA in Japan and other select Asian markets for the longer of ten years or the life of the related patent rights. Further, the collaboration effort between the parties to advance INGREZZA towards commercialization in Japan and other select Asian markets is governed by joint steering and development committees with representatives from both parties. There are no performance, cancellation, termination, or refund provisions in the agreement that would have a material financial consequence to us. We do not directly control when event-based payments will be achieved or when royalty payments will begin. MTPC may terminate the agreement at its discretion upon 180 days' written notice to us. In such event, all INGREZZA product rights for Japan and other select Asian markets would revert to us.

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
Idorsia. In January 2020, we announced a collaboration and optional licensing agreement with Idorsia, granting us an option to license NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy. The option also included a research collaboration to discover and identify up to two additional novel T-type calcium channel blockers as development candidates.
In May 2020, we exercised the option to license the global rights to NBI-827104. In connection with the exercise of the option, we paid Idorsia $45.0 million upfront, which was expensed as IPR&D in the second quarter of 2020. Further, as part of the research collaboration, we provided Idorsia with an incremental $7.2 million in funding, which was recorded as a prepaid asset to be expensed over the two-year research collaboration term.
Pursuant to the terms of the agreement, upon the achievement of certain development and regulatory milestones, Idorsia may be entitled to receive payments of up to $365.0 million with respect to NBI-827104 and up to $620.0 million with respect to the development candidates. In addition, Idorsia may also be entitled to receive payments of up to $750.0 million upon the achievement of certain commercial milestones, as well as receive royalties on the net sales of any collaboration product. Further, we will be responsible for all manufacturing, development and commercialization costs of any collaboration product.
We may terminate the collaboration and licensing agreement, in its entirety or with respect to a particular compound or development candidate, by providing 90 days’ written notice to Idorsia. Further, in the event a party commits a material breach and fails to cure such material breach within 90 days after receiving written notice thereof, the non-breaching party may terminate the agreement in its entirety immediately upon written notice to the breaching party.

3. Debt Securities
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive loss, allowance for credit losses, and fair value of debt securities available-for-sale at June 30, 2020, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity			Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Fair Value
Commercial paper	Within 1 year			$140.0	$0.1	$—	—	$140.1
Corporate debt securities	Within 1 year			287.8	2.0	—	—	289.8
Securities of government-sponsored entities	Within 1 year			102.5	0.8	—	—	103.3
				$530.3	$2.9	$—	$—	$533.2

Corporate debt securities	1	to	2 years	$173.5	$1.7	$—	—	$175.2
Securities of government-sponsored entities	1	to	2 years	20.0	—	—	—	20.0
				$193.5	$1.7	$—	$—	$195.2
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income, and fair value of debt securities available-for-sale at December 31, 2019, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity			Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	Within 1 year			$144.5	—	—	$144.5
Corporate debt securities	Within 1 year			270.5	0.5	—	271.0
Securities of government-sponsored entities	Within 1 year			142.3	0.4	—	142.7
				$557.3	$0.9	$—	$558.2

Corporate debt securities	1	to	2 years	$250.5	$0.5	$(0.1)	$250.9
Securities of government-sponsored entities	1	to	2 years	48.8	—	—	48.8
				$299.3	$0.5	$(0.1)	$299.7
At June 30, 2020, debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses had not been recorded were not significant. Further, at June 30, 2020, our security portfolio consisted of 158 securities related to investments in debt securities available-for-sale, of which 17 securities were in an unrealized loss position.
Our investments in commercial paper, corporate debt securities and securities of government-sponsored entities are of high credit quality (rated A1, A- and AA+ or higher, respectively). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis.
The following table summarizes debt securities available-for-sale in an unrealized loss position at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$186.1	$(0.1)	$—	$—	$186.1	$(0.1)

4. Fair Value Measurements
Investments at June 30, 2020, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$415.1	$415.1	$—	$—
Total cash and cash equivalents	415.1	415.1	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	140.1	—	140.1	—
Corporate debt securities	465.0	—	465.0	—
Securities of government-sponsored entities	123.3	—	123.3	—
Total debt securities available-for-sale	728.4	—	728.4	—
Equity securities:
Equity securities–biotechnology industry	50.7	—	—	50.7
Total equity securities	50.7	—	—	50.7
Total recurring fair value measurements	$1,197.4	$418.3	$728.4	$50.7
Investments at December 31, 2019, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$112.3	$112.3	—	—
Total cash and cash equivalents	112.3	112.3	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	144.5	—	144.5	—
Corporate debt securities	521.9	—	521.9	—
Securities of government-sponsored entities	191.5	—	191.5	—
Total debt securities available-for-sale	857.9	—	857.9	—
Equity securities:
Equity securities–biotechnology industry	55.9	—	—	55.9
Total equity securities	55.9	—	—	55.9
Total recurring fair value measurements	$1,029.3	$115.5	$857.9	$55.9
The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$39.4	$56.4	$55.9	$—
Purchases	—	—	—	54.7
Unrealized gains (losses) included in earnings	11.3	21.0	(5.2)	22.7
Balance at end of period	$50.7	$77.4	$50.7	$77.4
At June 30, 2020, the discount for lack of marketability used in the valuation analysis of equity securities ranged from 17.5% to 31.5% (weighted average of 27.5%). The discount for lack of marketability was weighted by the relative fair value of the instruments. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. Unrealized gains and losses on equity securities are included in other income (expense), net.
5. Inventories
Inventories consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$15.8	$14.1
Work in process	1.8	1.5
Finished goods	4.4	1.7
Total inventories	$22.0	$17.3
6. Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$415.1	$112.3
Restricted cash	3.2	3.2
Total cash and cash equivalents and restricted cash	$418.3	$115.5
7. Leases
At June 30, 2020, our operating leases consisted of the following:

Address	Type	Square Feet	Commencement Date	Expiration Date
12780 El Camino Real (1)	Office/Laboratory	141,000	August 7, 2019	July 31, 2031
12790 El Camino Real, Suite 130 (1)	Office	2,000	December 1, 2019	July 31, 2031
12790 El Camino Real, Suite 150 (1)	Office	8,000	August 7, 2019	July 31, 2031
12790 El Camino Real, Suite 300 (1)	Office	28,000	December 1, 2019	July 31, 2031
12777 High Bluff Drive	Office	45,000	July 1, 2018	July 31, 2029
12790 El Camino Real, Suite 200 (1)	Office	28,000	February 1, 2021	July 31, 2031
12790 El Camino Real, Suite 100 (1)	Office	17,000	February 1, 2021	July 31, 2031
______________
(1) Under the terms of the 12780/12790 El Camino Real master lease, we have two options to extend the term of the lease for a period of ten years each. We were not reasonably certain to exercise either of these options at lease commencement. As such, neither option was recognized as part of the associated operating lease right-of-use asset or liability.
Note: In connection with our operating leases, in lieu of cash security deposits, Wells Fargo Bank, N.A., issued letters of credit on our behalf, which are secured by deposits totaling $3.2 million.
Our operating lease cost was $5.0 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. Cash paid for amounts in the measurement of lease liabilities for operating cash flows from operating leases was $4.3 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.
Our operating leases had a weighted average remaining lease term of approximately 11 years and 10 years at June 30, 2020 and December 31, 2019, respectively, and a weighted average discount rate of 5.8% at June 30, 2020 and December 31, 2019, respectively.

Approximate future minimum lease payments under operating leases were as follows:

(in millions)	June 30, 2020
Year ending December 31, 2020 (6 months remaining)	$4.3
Year ending December 31, 2021	10.6
Year ending December 31, 2022	10.9
Year ending December 31, 2023	11.2
Year ending December 31, 2024	11.6
Thereafter	79.7
Total operating lease payments	128.3
Less accreted interest	34.8
Total operating lease liabilities	93.5
Less current operating lease liabilities	9.2
Noncurrent operating lease liabilities	$84.3
______________
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
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;
(ii)during the five business-day period immediately after any five consecutive trading-day period (the measurement period) in which the trading price (as defined in the 2024 Indenture) per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;
(iii)upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of our assets; or
(iv)if we call the 2024 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.
On or after January 15, 2024, until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders may convert their 2024 Notes at any time.
As the conditional conversion feature described under (i) above had been triggered as of June 30, 2020, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on July 1, 2020 and ending at the close of business on September 30, 2020. Accordingly, the 2024 Notes have been classified as a current liability as of June 30, 2020. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
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
We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. At June 30, 2020, the remaining period over which the discount on the liability component will be amortized was approximately 4 years.
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

The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Principal	$517.5	$517.5
Deferred financing costs	(6.2)	(6.9)
Debt discount, net	(91.8)	(101.8)
Net carrying amount	$419.5	$408.8
The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their seven-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $845.3 million at June 30, 2020 and $596.8 million at December 31, 2019.
9. Net Income (Loss) Per Share
Net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income (loss) - basic and diluted	$79.6	$51.3	$117.0	$(50.8)
Weighted-average common shares outstanding:
Basic	93.0	91.4	92.8	91.2
Effect of dilutive securities:
Stock options	2.6	2.6	2.5	—
Restricted stock	0.5	0.3	0.5	—
2024 Notes	2.1	0.5	1.8	—
Diluted	98.2	94.8	97.6	91.2
Net income (loss) per share:
Basic	$0.86	$0.56	$1.26	$(0.56)
Diluted	$0.81	$0.54	$1.20	$(0.56)
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
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 2.2 million and 1.4 million for the three and six months ended June 30, 2020, respectively, and 2.3 million and 8.5 million for the three and six months ended June 30, 2019, respectively.
10. Subsequent Events
Takeda. In June 2020, we entered into an exclusive license agreement with Takeda to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. Specifically, Takeda granted us an exclusive license to the following seven assets: (i) NBI-1065844 (TAK-831) for schizophrenia, or the Phase II Asset, (ii) NBI-1065845 (TAK-653) for treatment-resistant depression, (iii) NBI-1065846 (TAK-041) for anhedonia (which together with the NBI-1065845 are referred to as the Phase II Ready Assets), and (iv) four non-clinical stage assets, or the Non-Clinical Assets. The agreement became effective in July 2020, upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The Phase II Asset is deemed a royalty-bearing product under the license agreement pursuant to which we will be responsible for all costs and expenses associated with the development, manufacture, and commercialization of such asset, subject to certain exceptions, and Takeda will be eligible to receive development and commercial milestones and royalties with respect to such asset, or a Royalty-Bearing Product, and Takeda will retain the right to opt-in to a profit sharing arrangement pursuant to which we and Takeda will equally share in the operating profits and losses related to such asset, subject to certain exceptions, in lieu of receiving milestones and royalties, or a Profit-Share Product. Subject to specified conditions, Takeda may elect to exercise such opt-in right for the Phase II Asset before we initiate a Phase III clinical trial for such Phase II Asset. Each of the Phase II Ready Assets is deemed a Profit-Share Product and Takeda will retain the right to opt-out of the profit-sharing arrangement for such asset pursuant to which such asset would become a Royalty-Bearing Product. Takeda may elect to exercise such opt-out rights with respect to a Phase II Ready Asset immediately following the completion of the second Phase II clinical trial for such Phase II Ready Asset. In addition, under certain circumstances related to the development and commercialization activities to be performed by us, Takeda may elect to opt-out of the profit-sharing arrangement for a Profit-Share Product before the initiation of a Phase III clinical trial for such product.
Each of the Non-Clinical Assets will be Royalty-Bearing Products pursuant to which we will be responsible for all costs and expenses associated with the development, manufacture, and commercialization of such assets, subject to certain exceptions.
In connection with the agreement, we paid Takeda $120.0 million upfront (less an earnest money deposit paid by us to Takeda in the first quarter of 2020). Pursuant to the terms of the agreement, Takeda may also be entitled to receive payments of up to $1.9 billion upon the achievement of certain development and commercial milestones associated with Royalty-Bearing Products, as well as receive royalties on future net sales of Royalty-Bearing Products. On a country-by-country and product-by-product basis, royalty payments would commence on the first commercial sale of a Royalty-Bearing Product and terminate on the later of (i) the expiration of the last patent covering such Royalty-Bearing Product in such country, (ii) a number of years from the first commercial sale of such Royalty-Bearing Product in such country and (iii) the expiration of regulatory exclusivity for Royalty-Bearing Product in such country.
Unless earlier terminated, the license agreement will continue on a licensed product-by-licensed product and country-by-country basis until the date on which, (i) for any Royalty-Bearing Product, the royalty term has expired in such country; and (ii) for any Profit-Share Product, for so long as we continue to develop, manufacture, or commercialize such licensed product. We may terminate the license agreement for convenience in its entirety or in one or more (but not all) of the United States, Japan, the European Union, and the United Kingdom, or the Major Markets, on 6 months’ written notice to Takeda (i) with respect to all licensed products prior to the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes, as defined in the agreement, prior to the first commercial sale of the first licensed product in such target class(es) for which first commercial sale occurs. We may terminate the license agreement for convenience in its entirety or in one or more (but not all) of the Major Markets on 12 months’ written notice to Takeda (i) with respect to all licensed products following the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes following the first commercial sale of the first licensed product in such target class(es) for which first commercial sale. Takeda may terminate the license agreement, subject to specified conditions, (i) if we challenge the validity or enforceability of certain Takeda intellectual property rights or (ii) on a target class-by-target class basis, in the event that we do not conduct any material development or commercialization activities with respect to any licensed product within such target class for a specified continuous period. Subject to a cure period, either party may terminate the license agreement in the event of any material breach, solely with respect to the target class of a licensed product to which such material breach relates, or in its entirety in the event of any material breach that relates to all licensed products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
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
In April 2020, we received FDA approval for ONGENTYS® (opicapone) as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients. FDA approval for ONGENTYS for Parkinson’s disease triggered a milestone payment of $20.0 million, which was expensed as research and development, or R&D, in the second quarter of 2020. We plan to commercialize ONGENTYS later in 2020 with our existing INGREZZA commercial infrastructure.
In May 2020, AbbVie received approval from the FDA for ORIAHNNTM (elagolix) for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. FDA approval for ORIAHNN for uterine fibroids resulted in the achievement of a $30.0 million regulatory milestone, which was recognized as collaboration revenue in the second quarter of 2020. We are entitled to receive royalties at tiered percentage rates on any net sales of ORIAHNN.
Our late-stage pipeline includes crinecerfont (NBI-74788) for the treatment of congenital adrenal hyperplasia, or CAH, in adult patients, valbenazine for the treatment of chorea in adult patients with Huntington’s disease, or HD, and NBIb-1817 (VY-AADC) for the treatment of advanced Parkinson’s disease patients with motor fluctuations that are refractory to medical management. Our product candidate for advanced Parkinson’s disease is partnered with Voyager Therapeutics, Inc., or Voyager.
Our early-stage clinical pipeline includes crinecerfont for the treatment of CAH in pediatric patients, elagolix for the treatment of polycystic ovary syndrome, or PCOS, in women, NBI-921352 (XEN901), a clinical-stage candidate with potential in epilepsy, and NBI-827104 (ACT-709478), a T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy. Our product candidate for PCOS is partnered with AbbVie.
In May 2020, we entered into a collaboration and licensing agreement with Idorsia Pharmaceuticals Ltd, or Idorsia. In connection with the agreement, we paid Idorsia $45.0 million upfront to gain a license to NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy. The agreement includes a research collaboration to discover and identify up to two additional novel T-type calcium channel blockers as development candidates.
In June 2020, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited, or Takeda, to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. The agreement became effective in July 2020, upon expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In connection with the agreement, we paid Takeda $120.0 million upfront to gain an exclusive license to seven of Takeda’s pipeline programs, including three clinical-stage assets for schizophrenia, treatment-resistant depression, and anhedonia. The collaboration also includes a cost-sharing arrangement for associated collaboration activities.

Going forward, we expect to augment our product pipeline by acquiring, through license or otherwise, additional drug candidates for research and development, or R&D, and potential commercialization.
COVID-19
The global COVID-19 pandemic has dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our mission remains unchanged: to discover and develop life-changing treatments for people with serious, challenging and under-addressed disorders.
While we are unable to reliably estimate the duration or extent of any potential business disruption or financial impact during this time, including any impacts on INGREZZA product sales or R&D expense, we remain committed to (1) prioritizing the safety, health and well-being of patients, their caregivers, healthcare providers and our employees; (2) ensuring patients with TD are well supported and have continued uninterrupted access to INGREZZA, for which we currently do not expect any supply disruption; and (3) advancing ongoing clinical studies. As part of this commitment, we implemented a “Work from Home Policy” in early March 2020 for employees not involved in business-critical activities. For employees involved in business-critical activities, we implemented safety measures designed to comply with federal, state and local guidelines.
Due to the impact of COVID-19, we initially paused enrollment of new patients in several of our clinical trials and have recently begun enrolling patients in our HD and CAH studies. Although certain of our trials have begun enrolling, not all clinical trial sites are able to begin enrolling at this time. We will continue preparations to be well positioned to launch planned clinical studies in the second half of 2020. To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical studies, but we expect that completion and data readouts for several of our ongoing and planned studies will be delayed. In addition, in July 2020, we initiated the CAHtalyst study, a single, global registrational study of crinecerfont in adult patients with classic CAH.
We continue to believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue. However, should the COVID-19 pandemic and any associated recession or depression continue for a prolonged period, our results of operations, financial condition, liquidity and cash flows could be materially impacted by lower revenues and profitability and a lower likelihood of effectively and efficiently developing new medicines.
Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
Revenues
The following table presents revenues by category.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
INGREZZA product sales, net	$267.6	$180.5	$498.7	$316.9
Collaboration revenue	34.8	3.0	40.8	5.0
Total revenues	$302.4	$183.5	$539.5	$321.9
Product Sales, Net. Net product sales were $267.6 million and $498.7 million for the three and six months ended June 30, 2020, respectively, compared with $180.5 million and $316.9 million in the comparable periods last year, primarily reflecting increased INGREZZA net product sales driven by new patient additions.
Collaboration Revenue. Collaboration revenue reflects the achievement of certain development, regulatory and commercial milestones, royalties received on any net sales of ORILISSA and license fees earned under our collaboration agreements with AbbVie and Mitsubishi Tanabe Pharma Corporation, or MTPC. Collaboration revenue was $34.8 million and $40.8 million for the three and six months ended June 30, 2020, respectively, compared with $3.0 million and $5.0 million in the comparable periods last year, primarily reflecting the achievement of a $30.0 million regulatory milestone associated with AbbVie’s receipt of FDA approval for ORIAHNN for uterine fibroids in May 2020.
Operating Expenses
Cost of Sales. Cost of sales was $2.4 million and $4.5 million for the three and six months ended June 30, 2020, respectively, compared with $1.6 million and $2.7 million in the comparable periods last year.
Research and Development. We support our drug discovery and development efforts through the commitment of significant resources to discovery, R&D programs and business development opportunities.

Costs are reflected in the applicable development stage based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same reporting period. For several of our programs, the R&D activities are part of our collaborative and other relationships.
Late stage consists of costs incurred related to product candidates in Phase II registrational studies and onwards. Early stage consists of costs incurred related to product candidates in post-investigational new drug application, or IND, through Phase II non-registrational studies. Research and discovery consists of pre-IND costs. Milestone expenses reflect payments made in connection with our collaborative and other relationships. Payroll and benefits consists of costs incurred for salaries and wages, payroll taxes, benefits and share-based compensation associated with employees involved in ongoing R&D activities. Share-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. Facilities and other consists of indirect costs incurred in support of overall R&D activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses. These costs are not allocated to a specific program or stage.
The following table presents R&D expense by category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Late stage	$13.1	$14.1	$26.1	$19.1
Early stage	5.7	5.9	10.3	12.6
Research and discovery	10.6	5.4	19.8	10.8
Milestone expenses	20.0	10.0	20.0	10.0
Payroll and benefits	25.2	16.9	49.1	32.8
Facilities and other	6.3	9.4	13.9	14.1
Total R&D expense	$80.9	$61.7	$139.2	$99.4
R&D expense was $80.9 million and $139.2 million for the three and six months ended June 30, 2020, respectively, compared with $61.7 million and $99.4 million in the comparable periods last year, primarily reflecting increased investment in our gene therapy programs in collaboration with Voyager, increased activity to support advancing our expanded clinical portfolio, increased personnel expenses on higher headcount, and milestone expenses of $20.0 million associated with our receipt of FDA approval for ONGENTYS for Parkinson’s disease in April 2020, offset by milestone expenses of $10.0 million associated with the FDA’s acceptance of the ONGENTYS new drug application for Parkinson’s disease in June 2019.
Acquired In-Process Research and Development. In connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Idorsia, we recorded a charge of $46.0 million, accounted for as in-process research and development, or IPR&D, in the second quarter of 2020. In connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Voyager, we recorded a charge of $113.1 million, accounted for as IPR&D, in the first quarter of 2019. In the second quarter of 2019, we entered into an amendment to the collaboration and license agreement with Voyager, pursuant to which we paid Voyager $5.0 million upfront, accounted for as IPR&D, to obtain outside the U.S. rights to the Friedreich’s ataxia program.
Sales, General and Administrative. Sales, general and administrative, or SG&A, expense was $96.5 million and $214.3 million for the three months and six months ended June 30, 2020, respectively, compared with $80.8 million and $168.3 million in the comparable periods last year, primarily reflecting increased personnel expenses on higher headcount and continued investment in INGREZZA marketing.
Other Income (Expense), Net
Other income, net, was $6.6 million and $17.7 million for the three months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, other expense, net, was $13.4 million, compared with other income, net, of $16.1 million in the comparable period last year. Periodic fluctuations in other income (expense), net, primarily reflect unrealized gains or losses recognized to adjust our equity investments in Voyager and Xenon Pharmaceuticals Inc. to fair value.
Provision for Income Taxes
Our provision for income taxes was $3.6 million and $5.1 million for the three and six months ended June 30, 2020, respectively, compared with $0.8 million and $0.3 million in the comparable periods last year. At June 30, 2020 and 2019, we had full valuation allowances against our net deferred tax assets as realization was uncertain. As a result, tax expense for the three and six months ended June 30, 2020 and 2019, respectively, varies from the statutory tax rate primarily due to changes in our valuation allowances, net of other permanent book/tax differences, tax credits generated and impacts of changes in tax laws.
Net Income (Loss)
Net income was $79.6 million, or $0.81 diluted earnings per share, for the three months ended June 30, 2020, compared with $51.3 million, or $0.54 diluted earnings per share, in the comparable period last year. For the six months ended June 30, 2020, net income was $117.0 million, or $1.20 diluted earnings per share, compared with a net loss of $50.8 million, or $0.56 net loss per share, in the comparable period last year.
Liquidity and Capital Resources
At June 30, 2020, our cash and cash equivalents and debt securities available-for-sale totaled $1.1 billion compared with $970.2 million at December 31, 2019.
Net cash provided by operating activities was $157.1 million for the six months ended June 30, 2020, compared with net cash used in operating activities of $48.3 million in the comparable period last year, primarily reflecting increased INGREZZA net product sales, our achievement of a $30.0 million regulatory milestone in May 2020 in connection with our collaboration with AbbVie, and upfront payments of $118.1 million in the first six months of 2019 in connection with our collaboration with Voyager, partially offset by an upfront payment of $45.0 million in May 2020 in connection with our collaboration with Idorsia.
Net cash provided by investing activities was $126.6 million for the six months ended June 30, 2020, compared with $40.7 million in the comparable period last year, reflecting timing differences related to purchases, sales and maturities of debt securities available-for-sale, changes in our portfolio-mix, and an equity investment of $54.7 million in Voyager in March 2019.
Net cash provided by financing activities was $19.1 million for the six months ended June 30, 2020, compared with $6.9 million in the comparable period last year, reflecting proceeds from issuances of our common stock.
Convertible Senior Notes. In May 2017, we issued $517.5 million of 2.25% convertible senior notes due May 15, 2024.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at June 30, 2020 or 2019.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 1% change in interest rates were to have occurred on June 30, 2020, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to sell our products and secure adequate third-party reimbursement if and when they are approved by the FDA. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past three years, including our sales force expansion in late 2018. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to successfully commercialize INGREZZA, ONGENTYS or any product candidate approved by the FDA in the future.
In addition, our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. Most hospitals, community mental health facilities, and other healthcare facilities have implemented policies that limit access of our sales representatives and medical affairs personnel to such facilities. Due to these closures and our work from home decisions, our field force is currently functioning utilizing digital and telephonic engagement tools and tactics, which may be less effective than our ordinary course sales and marketing programs. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.
*If physicians and patients do not continue to accept INGREZZA or do not accept ONGENTYS or any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
The commercial success of INGREZZA, ONGENTYS or any of our other products, if approved for marketing, will depend upon the acceptance of those products as safe and effective by the medical community and patients.
The market acceptance of INGREZZA, ONGENTYS or any of our other products could be affected by a number of factors, including:
•the timing of receipt of marketing approvals for indications;
•the safety and efficacy of the products;
•the pricing of our products;
•the availability of healthcare payor coverage and adequate reimbursement for the products;
•public perception regarding any gene therapy products we may develop;
•the success of existing competitor products addressing our target markets or the emergence of equivalent or superior products; and
•the cost-effectiveness of the products.
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
There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, gene therapy treatments, which we are developing pursuant to our collaboration and license agreement with Voyager, face additional uncertainty related to pricing and reimbursement. As an example, there are a limited number of gene therapy products currently approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or CMS.
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
*Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant sales and marketing efforts or manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, COVID-19 has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including San Diego, California, where our headquarters are located. In response to state and local restrictions, we implemented work-from-home policies for all employees except certain key essential members involved in business-critical activities. The effects of the stay at home order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations due to COVID-19 could negatively impact our business, operating results and financial condition.
Quarantines, stay at home orders and other state and local restrictions, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.
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
The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.
*Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.
All of our product candidates are currently in research or clinical development with the exceptions of INGREZZA, which has been approved by the FDA for TD, ONGENTYS, which has been approved by the FDA for Parkinson’s disease, ORILISSA (partnered with AbbVie), which has been approved by the FDA for the management of moderate to severe endometriosis pain in women, and ORIAHNN (partnered with AbbVie), which has been approved by the FDA for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. Only a small number of research and development programs ultimately result in commercially successful drugs. In addition, to date the FDA has granted regulatory approval for only a very limited number of gene therapy products. Potential products that appear to be promising at early stages of development may not reach the market for a number of reasons. These reasons include the possibilities that the potential products may:
•be found ineffective or cause harmful side effects during preclinical studies or clinical trials;
•fail to receive necessary regulatory approvals on a timely basis or at all;
•be precluded from commercialization by proprietary rights of third parties;
•be difficult to manufacture on a large scale; or
•be uneconomical to commercialize or fail to achieve market acceptance.
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
In connection with the clinical trials of our product candidates, we face the risks that:
•the FDA or similar foreign regulatory authority may not allow an IND application or foreign equivalent filings required to initiate human clinical studies for our drug candidates or the FDA may require additional preclinical studies as a condition of the initiation of Phase I clinical studies, or additional clinical studies for progression from Phase I to Phase II, or Phase II to Phase III, or for NDA approval;
•the product candidate may not prove to be effective or as effective as other competing product candidates;

•we may discover that a product candidate may cause harmful side effects or results of required toxicology studies may not be acceptable to the FDA;
•the results may not replicate the results of earlier, smaller trials;
•the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;
•we or the FDA or similar foreign regulatory authorities may suspend the trials;
•the results may not be statistically significant;
•patient recruitment may be slower than expected;
•the FDA may not accept the data from any trial or trial site outside of the US;
•patients may drop out of the trials;
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•regulatory requirements may change.
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
Our strategy for fully developing and commercializing ORILISSA and ORIAHNN is dependent upon maintaining our current collaboration agreement with AbbVie. This collaboration agreement provides for significant future payments should certain development, regulatory and commercial milestones be achieved, and royalties on future sales of elagolix. Under this agreement, AbbVie is responsible for, among other things, conducting clinical trials and obtaining required regulatory approvals for elagolix; as well as manufacturing and commercialization of ORILISSA and ORIAHNN.
Because of our reliance on AbbVie, the commercialization and continued development of ORILISSA and ORIAHNN could be substantially delayed, and our ability to receive future funding could be substantially impaired, if AbbVie:
•does not successfully commercialize ORILISSA for endometriosis or ORIAHNN for uterine fibroids;
•does not conduct its collaborative activities in a timely manner;
•does not devote sufficient time and resources to our partnered programs;
•terminates its agreement with us;
•develops, either alone or with others, products that may compete with elagolix;
•disputes our respective allocations of rights to any products or technology developed during our collaboration; or
•merges with a third party that wants to terminate our agreement.

In addition, we are a party to several other collaboration and license agreements, including our agreements with BIAL, MTPC, Voyager, Xenon, Idorsia and Takeda. These collaborations are subject to risks and uncertainties similar to those described above. In some situations, we may not be able to influence our collaboration partners’ decisions regarding the development and collaboration of our partnered product products and product candidates, and as a result, our collaboration partners may not pursue or prioritize the development and commercialization of those partnered products and product candidates in a manner that is in our best interest. We may also need to enter into other licensing collaborations to assist in the development and commercialization of other product candidates we are developing now or may develop in the future, and any such future collaborations would be subject to similar risks and uncertainties.
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
We may not be able to successfully commercialize ONGENTYS
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson’s disease patients, and in August 2020, we announced that we planned to make ONGENTYS commercially available in the third quarter of 2020. The successful commercial launch of ONGENTYS is subject to many risks, and there are numerous examples of unsuccessful product launches and failures l, including by pharmaceutical companies with more experience and resources than us. If we are unable to effectively train our employees and equip them with effective materials, including medical and sales literature to help them inform and educate health care practitioners about the benefits of ONGENTYS and its proper administration, our launch of ONGENTYS may not be successful. Even if we are successful in effectively training and equipping our sales force, there are many factors that could cause the launch and commercialization of ONGENTYS to be unsuccessful, including a number of factors that are outside our control. Health care practitioners may not prescribe ONGENTYS and patients may be unwilling to use ONGENTYS if insurance coverage is not provided or reimbursement is inadequate. In addition, our ability to train our employees and effectively communicate with potential prescribers could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.
*Use of our approved products or those of our collaborators, including INGREZZA, ONGENTYS, ORILISSA, and ORIAHNN could be associated with side effects or adverse events.
As with most pharmaceutical products, use of our approved products or those of our collaborators, including INGREZZA, ONGENTYS, ORILISSA, and ORIAHNN could be associated with side effects or adverse events which can vary in severity (from minor adverse reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our products or those of our collaborators may be observed at any time, including after a product is commercialized, and reports of any such side effects or adverse events may negatively impact demand for our or our collaborators’ products or affect our or our collaborators’ ability to maintain regulatory approval for such products. Side effects or other safety issues associated with the use of our approved products or those of our collaborators could require us or our collaborators to modify or halt commercialization of these products or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional studies regarding the safety and efficacy of our products which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
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
Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue, and our business, financial condition, results of operations and prospects would be harmed. If our gene therapy products are approved but fail to achieve market acceptance among physicians, patients, hospitals, third-party payors or others in the medical community, we will not be able to generate significant revenue.
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
Competition may also arise from, among other things:
•other drug development technologies;
•methods of preventing or reducing the incidence of disease, including vaccines; and
•new small molecule or other classes of therapeutic agents.
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
•With respect to INGREZZA for TD, we compete with Teva Pharmaceutical Industries, which received FDA approval for AUSTEDO to treat TD in August 2017, and several clinical development-stage programs targeting TD and related movement disorders. Additionally, there are a number of commercially available medicines used to treat TD off-label, such as Xenazine (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin.
•In endometriosis, ORILISSA and ORIAHNN each compete with several FDA-approved products for the treatment of endometriosis, uterine fibroids, infertility, and central precocious puberty. Additionally, there is also competition from surgical intervention, including hysterectomies and ablations. Separate from these options, there are many programs in clinical development which serve as potential future competition. Lastly, there are numerous medicines used to treat the symptoms of disease (vs. endometriosis or uterine fibroids directly) which may also serve as competition: oral contraceptives, NSAIDs and other pain medications including opioids.
•With respect to ONGENTYS for Parkinson’s disease, there are currently two other FDA-approved COMT inhibitors. ONGENTYS will compete directly with these two drugs and their generic equivalents. Additionally, there are a number of alternative adjunctive treatment options (FDA-approved and in clinical development) for

Parkinson’s patients which will compete with ONGENTYS, including various L-dopa preparations, dopamine agonists, MAO-B inhibitors and others. In terms of potential future competition, there are several programs in late-stage clinical development.
•As for CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the US alone, there are more than two dozen companies manufacturing steroid-based products. Additionally, there are several companies developing medicinal treatments for CAH.
•Our investigational therapies for potential use in epilepsy may in the future compete with numerous approved products and development-stage programs being pursued by several companies.
•Our development programs using Voyager’s proprietary gene therapy platform (NBIb-1817 for Parkinson’s disease and the Friedreich’s ataxia program) may in the future compete with development-stage programs being pursued by numerous companies.
Compared to us, many of our competitors and potential competitors have substantially greater:
•capital resources;
•research and development resources, including personnel and technology;
•regulatory experience;
•preclinical study and clinical testing experience;
•manufacturing, marketing and distribution experience; and
•production facilities.
*We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, ONGENTYS or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Establishing internal commercial manufacturing capabilities would require significant time and resources, and we may not be able to timely or successfully establish such capabilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA and ONGENTYS. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA and ONGENTYS. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers, including BIAL and its suppliers, might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. In addition, the manufacture of gene therapy products, which will be necessary under our collaboration and license agreement with Voyager, is technically complex and necessitates substantial expertise and capital investment. Our reliance on contract manufacturers also exposes us to the following risks:
•contract manufacturers may encounter difficulties in achieving volume production, quality control or quality assurance, and also may experience shortages in qualified personnel. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;
•switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly on acceptable terms, or at all;
•our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the US Drug Enforcement Administration, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, and the finished product in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced US, state, and non-US regulations, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. We depend on a limited number of suppliers for the production of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. In addition, under the terms of our agreement with BIAL, although we are responsible for the management of all ONGENTYS commercialization activities, we depend on BIAL and its suppliers to supply all drug product for the commercialization of ONGENTYS. BIAL relies on third-party contract manufacturers to produce ONGENTYS. These contract manufacturers may encounter difficulties in achieving volume production, quality control, or quality assurance. As a result, these contract manufacturers may not be able to adequately produce ONGENTYS in commercial quantities when required, which may impact our ability to deliver ONGENTYS on a timely basis.
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
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, with respect to the FDA’s approval of INGREZZA for TD in April 2017, we are subject to certain post-marketing requirements and commitments. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Manufacturing Practices for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, changes in the product’s label, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•product injunctions or the imposition of civil or criminal penalties.
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
We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. For example, BIAL may terminate our license agreement, pursuant to which we have rights to commercialize ONGENTYS, if we fail to use commercially reasonable efforts, or otherwise breach the license agreement. In addition, several of our collaboration and license agreements allow our licensors to terminate such agreements if we challenge the validity or enforceability of certain intellectual property rights or if we commit a material breach in whole or in part of the agreement and do not cure such breach within the agreed upon cure period. In addition, if we were to violate any of the terms of our licenses, we could become subject to damages. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
To date, we have sold $517.5 million aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2024 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
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
*The conditional conversion feature of the 2024 Notes may adversely affect our financial condition, operating results, or liquidity.
The conditional conversion feature of the 2024 Notes was triggered as of June 30, 2020, meaning holders of 2024 Notes are entitled to convert their 2024 Notes at any time during the period beginning on July 1, 2020, and ending at the close of business on September 30, 2020. The conditional conversion feature may also be triggered again in the future. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
*We have a history of losses and expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
Since our inception, we have incurred significant net losses and negative cash flow from operations. At December 31, 2019, we had an accumulated deficit of $1.1 billion as a result of historical operating losses.

In April 2017, we received FDA approval of INGREZZA for TD. In July 2018, our partner AbbVie received FDA approval for ORILISSA for the management of moderate to severe endometriosis pain in women. In April 2020, we received FDA approval of ONGENTYS for Parkinson’s disease. In May 2020, our partner AbbVie received FDA approval for ORIAHNN for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or if we successfully launch ONGENTYS or are successful in developing and commercializing any of our other product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
•commercialize INGREZZA for TD;
•launch the commercialization of ONGENTYS for Parkinson’s disease;
•seek regulatory approvals for our product candidates;
•develop, formulate, manufacture and commercialize our product candidates;
•in-license or acquire new product development opportunities;
•implement additional internal systems and infrastructure; and
•hire additional clinical, scientific, sales and marketing personnel.
We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the six months ended June 30, 2020, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.
*We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
At June 30, 2020, we had approximately 780 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
Our future financial performance and our ability to commercialize INGREZZA, ONGENTYS and any other product candidates that receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA and ONGENTYS, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
•manage our development efforts effectively;
•integrate additional management, administrative and manufacturing personnel;
•further develop our marketing and sales organization; and
•maintain sufficient administrative, accounting and management information systems and controls.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality of commercial sales of INGREZZA, timing of the commercial launch of ONGENTYS, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the three months ended June 30, 2020, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $72 per share to approximately $136 per share. The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and ORILISSA;
•timing of the commercial launch of ONGENTYS and ORIAHNN;
•the status and cost of our post-marketing commitments for INGREZZA and ONGENTYS;
•the results of our clinical trials;
•reports of safety issues related to INGREZZA, ONGENTYS, ORILISSA, or ORIAHNN;
•developments concerning new and existing collaboration agreements;
•announcements of technological innovations or new therapeutic products by us or others;
•general economic and market conditions, including economic and market conditions affecting the biotechnology industry;
•developments in patent or other proprietary rights;
•developments related to the FDA;
•future sales of our common stock by us or our stockholders;
•comments by securities analysts;
•additions or departures of key personnel;
•fluctuations in our operating results;
•potential litigation matters;
•government regulation;
•government and third-party payor coverage and reimbursement;
•failure of any of our product candidates, if approved, to achieve commercial success;
•disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•public concern as to the safety of our drugs.
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
Our future capital requirements will depend on many factors, including:
•the commercial success of INGREZZA, ONGENTYS, ORILISSA, and/or ORIAHNN;
•debt service obligations on the 2024 Notes;
•continued scientific progress in our R&D and clinical development programs;
•the magnitude and complexity of our research and development programs;
•progress with preclinical testing and clinical trials;
•the time and costs involved in obtaining regulatory approvals;
•the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;
•competing technological and market developments;
•the establishment of additional strategic alliances;
•developments related to any future litigation;
•the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and
•the cost of product in-licensing and any possible acquisitions.
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
Additionally, in March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our potential drug candidates are:
•an annual, nondeductible fee on any entity that manufactures, or imports, specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•extension of a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
There remain legal and political challenges to certain aspects of the ACA. Since January 2017, several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a US District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the BBA, will remain in effect through 2030 unless additional Congressional action is taken. However, the Medicare sequester reductions under the BBA will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it remains unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the current presidential administration’s budget proposal for the 2021 fiscal year includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the current presidential administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The US Department of Health and Human Services, or HHS, has solicited feedback on certain of these measures and, additionally, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, the Trump administration announced four executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals, including a policy that would tie Medicare Part B drug prices to international drug prices; one that directs HHS to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; one that directs HHS to finalize the rulemaking process on modifying the anti-kickback law safe harbors for plans, pharmacies, and pharmaceutical benefit managers; and one that reduces costs of insulin and epipens to patients of federally qualified health centers. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Such laws include:
•the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug take back” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Our success will depend on our ability to, among other things:
•obtain patent protection for our products;
•preserve our trade secrets;

•prevent third parties from infringing upon our proprietary rights; and
•operate without infringing upon the proprietary rights of others, both in the US and internationally.
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
The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA and ONGENTYS, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for our clinical trials in the amount of $45.0 million per occurrence and $45.0 million in the aggregate. In addition, we have product liability insurance related to the sale of INGREZZA in the amount of $45.0 million per occurrence and $45.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA and ONGENTYS, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.4	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

10.1*	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

10.2*	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, and Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

10.3**	Description:	Exclusive License Agreement dated June 12, 2020 between Takeda Pharmaceutical Company Limited and the Company

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
______________
* Management contract or compensatory plan or arrangement. ** Certain portions of this exhibit (indicated by "**") have been omitted pursuant to confidential treatment. *** These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.

Dated: August 3, 2020	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)