Form 10-Q
period 2020-09-30
NEUROCRINE BIOSCIENCES INC
filed 2020-11-09
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 93,429,153 as of November 4, 2020.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$425.3	$112.3
Debt securities available-for-sale, at fair value (amortized cost $517.3 million at September 30, 2020 and $557.3 million at December 31, 2019)	519.4	558.2
Accounts receivable	156.9	126.6
Inventories	20.6	17.3
Other current assets	34.7	16.6
Total current assets	1,156.9	831.0
Debt securities available-for-sale, at fair value (amortized cost $180.3 million at September 30, 2020 and $299.3 million at December 31, 2019)	181.4	299.7
Right-of-use assets	71.0	74.3
Equity securities	43.7	55.9
Property and equipment, net	43.0	41.9
Restricted cash	3.2	3.2
Other long-term assets	3.4	—
Total assets	$1,502.6	$1,306.0

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$170.5	$141.3
Convertible senior notes	425.0	408.8
Other current liabilities	15.5	15.2
Total current liabilities	611.0	565.3
Operating lease liabilities	83.0	86.7
Other long-term liabilities	4.3	17.1
Total liabilities	698.3	669.1

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 220.0 shares authorized; issued and outstanding shares were 93.4 at September 30, 2020 and 92.3 at December 31, 2019	0.1	0.1
Additional paid-in capital	1,874.3	1,768.1
Accumulated other comprehensive income	3.2	1.4
Accumulated deficit	(1,073.3)	(1,132.7)
Total stockholders’ equity	804.3	636.9
Total liabilities and stockholders’ equity	$1,502.6	$1,306.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Revenues:
Product sales, net	$254.1	$198.1	$752.8	$515.0
Collaboration revenue	4.4	24.0	45.2	29.0
Total revenues	258.5	222.1	798.0	544.0
Operating expenses:
Cost of sales	2.7	2.2	7.2	4.9
Research and development	69.1	45.3	208.3	144.7
Acquired in-process research and development	118.5	—	164.5	118.1
Selling, general and administrative	112.5	84.5	326.8	252.8
Total operating expenses	302.8	132.0	706.8	520.5
Operating (loss) income	(44.3)	90.1	91.2	23.5
Other (expense) income:
Interest expense	(8.5)	(8.0)	(25.0)	(23.8)
Unrealized loss on equity securities	(7.0)	(28.5)	(12.2)	(5.8)
Investment income and other, net	2.7	4.8	11.0	14.0
Total other expense, net	(12.8)	(31.7)	(26.2)	(15.6)
(Loss) income before provision for income taxes	(57.1)	58.4	65.0	7.9
Provision for income taxes	0.5	4.6	5.6	4.9
Net (loss) income	(57.6)	53.8	59.4	3.0
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(1.4)	1.0	1.8	3.6
Comprehensive (loss) income	$(59.0)	$54.8	$61.2	$6.6
Net (loss) income per share, basic	$(0.62)	$0.59	$0.64	$0.03
Net (loss) income per share, diluted	$(0.62)	$0.56	$0.61	$0.03
Weighted average common shares outstanding, basic	93.3	91.9	93.0	91.4
Weighted average common shares outstanding, diluted	93.3	96.1	98.0	95.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at June 30, 2020	93.2	$0.1	$1,842.2	$4.6	$(1,015.7)	$831.2
Net loss	—	—	—	—	(57.6)	(57.6)
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.4)	—	(1.4)
Share-based compensation expense	—	—	26.7	—	—	26.7
Issuance of common stock for stock options	0.1	—	2.5	—	—	2.5
Issuance of common stock for employee stock purchase plan	0.1	—	2.9	—	—	2.9
Balances at September 30, 2020	93.4	$0.1	$1,874.3	$3.2	$(1,073.3)	$804.3

Balances at June 30, 2019	91.5	$0.1	$1,703.5	$0.6	$(1,220.5)	$483.7
Net income	—	—	—	—	53.8	53.8
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	1.0	—	1.0
Share-based compensation expense	—	—	20.3	—	—	20.3
Issuance of common stock for stock options	0.5	—	13.1	—	—	13.1
Issuance of common stock for employee stock purchase plan	0.1	—	2.6	—	—	2.6
Balances at September 30, 2019	92.1	$0.1	$1,739.5	$1.6	$(1,166.7)	$574.5

Balance at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	59.4	59.4
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	1.8	—	1.8
Share-based compensation expense	—	—	79.0	—	—	79.0
Issuance of common stock for vested restricted stock options	0.5	—	—	—	—	—
Issuance of common stock for stock options	0.5	—	21.6	—	—	21.6
Issuance of common stock for employee stock purchase plan	0.1	—	5.6	—	—	5.6
Balances at September 30, 2020	93.4	$0.1	$1,874.3	$3.2	$(1,073.3)	$804.3

Balance at December 31, 2018	90.8	$0.1	$1,660.4	$(2.0)	$(1,177.7)	$480.8
Net income	—	—	—	—	3.0	3.0
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	3.6	—	3.6
Share-based compensation expense	—	—	54.0	—	—	54.0
Issuance of common stock for vested restricted stock options	0.4	—	—	—	—	—
Issuance of common stock for stock options	0.8	—	20.0	—	—	20.0
Issuance of common stock for employee stock purchase plan	0.1	—	5.1	—	—	5.1
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8.0	8.0
Balance at September 30, 2019	92.1	$0.1	$1,739.5	$1.6	$(1,166.7)	$574.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash Flows from Operating Activities:
Net income	$59.4	$3.0
Reconciliation of net income to net cash provided by operating activities:
Share-based compensation expense	79.0	54.0
Depreciation	6.4	5.4
Amortization of debt discount	15.2	14.1
Amortization of debt issuance costs	1.0	1.0
Change in fair value of equity security investments	12.2	5.8
Other	1.7	(0.7)
Change in operating assets and liabilities:
Accounts receivable	(30.3)	(57.9)
Inventories	(3.4)	0.1
Accounts payable and accrued liabilities	28.1	12.3
Other assets and liabilities, net	(29.7)	12.4
Net cash provided by operating activities	139.6	49.5

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(399.2)	(467.1)
Sales and maturities of debt securities available-for-sale	557.4	488.8
Purchases of equity securities	—	(54.7)
Purchases of property and equipment	(6.4)	(11.9)
Net cash provided by (used in) investing activities	151.8	(44.9)

Cash Flows from Financing Activities:
Issuance of common stock	21.6	20.0
Net cash provided by financing activities	21.6	20.0
Change in cash, cash equivalents and restricted cash	313.0	24.6
Cash, cash equivalents and restricted cash at beginning of period	115.5	147.2
Cash, cash equivalents and restricted cash at end of period	$428.5	$171.8

Supplemental Disclosure:
Non-cash capital expenditures	$1.1	$0.1
Cash paid for interest	$5.8	$5.8
Cash paid for income taxes	$0.4	$0.5
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
Basis of Presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US, or GAAP, for interim financial information and with the instructions of the Securities and Exchange Commission, or SEC, on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, which are of a normal and recurring nature, for the fair presentation of our financial position and of the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements include the accounts of Neurocrine Biosciences and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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

Accrued interest receivables on debt securities available-for-sale totaled $3.5 million at September 30, 2020. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the nine months ended September 30, 2020.
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
Recently Issued Accounting Pronouncements.
ASU 2019-12. In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted in any interim period for which financial statements have not yet been made available for issuance. We are currently evaluating the effect ASU 2019-12 will have on our condensed consolidated financial statements and related disclosures.
ASU 2020-06. In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the effect ASU 2020-06 will have on our condensed consolidated financial statements and related disclosures.
2. Significant Collaboration and Licensing Agreements
Takeda. In June 2020, we entered into an exclusive license agreement with Takeda, which became effective in July 2020, to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. Specifically, Takeda granted us an exclusive license to the following seven assets: (i) NBI-1065844 (TAK-831) for schizophrenia, (ii) NBI-1065845 (TAK-653) for treatment-resistant depression, (iii) NBI-1065846 (TAK-041) for anhedonia (which together with the NBI-1065845 are referred to as the Phase II Ready Assets), and (iv) four non-clinical stage assets, or the Non-Clinical Assets.
NBI-1065844 is deemed a royalty-bearing product under the license agreement pursuant to which we will be responsible for all costs and expenses associated with the development, manufacture, and commercialization of such asset, subject to certain exceptions, and Takeda will be eligible to receive development and commercial milestones and royalties with respect to such asset, or a Royalty-Bearing Product, and Takeda will retain the right to opt-in to a profit sharing arrangement pursuant to which we and Takeda will equally share in the operating profits and losses related to such asset, subject to certain exceptions, in lieu of receiving milestones and royalties, or a Profit-Share Product. Subject to specified conditions, Takeda may elect to exercise such opt-in right for NBI-1065844 before we initiate a Phase III clinical trial. Each of the Phase II Ready Assets is deemed a Profit-Share Product and Takeda will retain the right to opt-out of the profit-sharing arrangement for such asset pursuant to which such asset would become a Royalty-Bearing Product. Takeda may elect to exercise such opt-out rights with respect to a Phase II Ready Asset immediately following the completion of the second Phase II clinical trial for such Phase II Ready Asset. In addition, under certain circumstances related to the development and commercialization activities to be performed by us, Takeda may elect to opt-out of the profit-sharing arrangement for a Profit-Share Product before the initiation of a Phase III clinical trial for such product.
Each of the Non-Clinical Assets will be Royalty-Bearing Products pursuant to which we will be responsible for all costs and expenses associated with the development, manufacture, and commercialization of such assets, subject to certain exceptions.
In connection with the agreement, we paid Takeda $120.0 million upfront, which, including certain transaction related costs, was expensed as IPR&D in the third quarter of 2020. Pursuant to the terms of the agreement, Takeda may also be entitled to receive payments of up to $1.9 billion upon the achievement of certain development and commercial milestones associated with Royalty-Bearing Products, as well as receive royalties on future net sales of Royalty-Bearing Products. On a country-by-country and product-by-product basis, royalty payments would commence on the first commercial sale of a Royalty-Bearing Product and terminate on the later of (i) the expiration of the last patent covering such Royalty-Bearing Product in such country, (ii) a number of years from the first commercial sale of such Royalty-Bearing Product in such country and (iii) the expiration of regulatory exclusivity for Royalty-Bearing Product in such country.
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

Idorsia. In May 2020, we entered a collaboration and licensing agreement with Idorsia to license the global rights to NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy. The agreement also included a research collaboration to discover and identify additional novel T-type calcium channel blockers as development candidates.
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
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients, which was commercialized by our commercial team in late September 2020. FDA approval for ONGENTYS for Parkinson’s disease triggered a milestone payment of $20.0 million, which was expensed as R&D in the second quarter of 2020. Pursuant to the terms of the agreement, BIAL may also be entitled to receive up to $75.0 million upon the achievement of certain commercial milestones.
Under the terms of the agreement, we are responsible for the commercialization of ONGENTYS in the US and Canada. Further, we rely on BIAL for the commercial supply of ONGENTYS. Upon our written request prior to the estimated expiration of the term of a licensed product, the parties shall negotiate a good faith continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is not supplying a certain licensed product, we shall pay BIAL a trademark royalty based on the net sales of such licensed product.
Upon commercialization of ONGENTYS, we determined certain annual sales forecasts. In the event we fail to meet the minimum sales requirements for a particular year, we would be obligated to pay BIAL an amount equal to the difference between the actual net sales and minimum sales requirements for such year.
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
For the three and nine months ended September 30, 2020, we recognized revenue of $0.5 million and $1.8 million, respectively, in connection with the ongoing KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease patients with chorea. In accordance with our continuing performance obligations, $7.6 million of the $30.0 million upfront payment received from MTPC in connection with the agreement is being deferred and will be recognized as revenue over the KINECT-HD study period using an input method according to costs incurred to-date relative to estimated total costs associated with the study.
Since inception of the agreement, we have recognized revenue of $19.8 million associated with the delivery of a technology license and existing know-how, $15.0 million associated with the achievement of a certain development milestones, and $2.6 million associated with our performance of the ongoing KINECT-HD study. Pursuant to the terms of the agreement, we may also be entitled to receive payments of up to $70.0 million upon the achievement of certain regulatory and commercial milestones, receive payments for the manufacture of certain pharmaceutical products, as well as receive royalties on the net sales of collaboration products in select territories in Asia.
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

Since inception of the agreement, we have recognized revenue of $75.0 million associated with the delivery of a technology license and existing know-how and $165.0 million associated with the achievement of certain development and regulatory milestones. Pursuant to the terms of the agreement, we may also be entitled to receive additional payments of up to $366.0 million upon the achievement of certain development, regulatory and commercial milestones.
Under the terms of the agreement, AbbVie is responsible for all third-party development, marketing, and commercialization costs. We will be entitled to a percentage of worldwide sales of GnRH Compounds for the longer of ten years or the life of the related patent rights. AbbVie may terminate the collaboration at its discretion upon 180 days’ written notice to us.
3. Debt Securities
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss), allowance for credit losses, and fair value of debt securities available-for-sale at September 30, 2020, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Fair Value
Commercial paper	Within 1 year	$104.8	$—	$—	—	$104.8
Corporate debt securities	Within 1 year	283.6	1.7	—	—	285.3
Securities of government-sponsored entities	Within 1 year	128.9	0.4	—	—	129.3
		$517.3	$2.1	$—	$—	$519.4

Corporate debt securities	1 to 2 years	$142.8	$1.2	$(0.1)	—	$143.9
Securities of government-sponsored entities	1 to 2 years	37.5	—	—	—	37.5
		$180.3	$1.2	$(0.1)	$—	$181.4
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
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Debt Securities	$39.8	$(0.1)	$—	$—	$39.8	$(0.1)

At September 30, 2020, our security portfolio consisted of 143 securities related to investments in debt securities available-for-sale, of which 14 securities were in an unrealized loss position.
Our investments in corporate debt securities in an unrealized loss position at September 30, 2020 are of high credit quality (rated A- or higher). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis.
The following table summarizes debt securities available-for-sale in an unrealized loss position at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$186.1	$(0.1)	$—	$—	$186.1	$(0.1)
4. Fair Value Measurements
Investments at September 30, 2020, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$425.3	$425.3	$—	$—
Total cash and cash equivalents	425.3	425.3	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	104.8	—	104.8	—
Corporate debt securities	429.2	—	429.2	—
Securities of government-sponsored entities	166.8	—	166.8	—
Total debt securities available-for-sale	700.8	—	700.8	—
Equity securities:
Equity securities–biotechnology industry	43.7	—	—	43.7
Total equity securities	43.7	—	—	43.7
Total recurring fair value measurements	$1,173.0	$428.5	$700.8	$43.7
Investments at December 31, 2019, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$112.3	$112.3	—	—
Total cash and cash equivalents	112.3	112.3	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	144.5	—	144.5	—
Corporate debt securities	521.9	—	521.9	—
Securities of government-sponsored entities	191.5	—	191.5	—
Total debt securities available-for-sale	857.9	—	857.9	—
Equity securities:
Equity securities–biotechnology industry	55.9	—	—	55.9
Total equity securities	55.9	—	—	55.9
Total recurring fair value measurements	$1,029.3	$115.5	$857.9	$55.9

The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$50.7	$77.4	$55.9	$—
Purchases	—	—	—	54.7
Unrealized loss included in earnings	(7.0)	(28.5)	(12.2)	(5.8)
Balance at end of period	$43.7	$48.9	$43.7	$48.9

At September 30, 2020, the discount for lack of marketability used in the valuation analysis of equity securities ranged from 16.0% to 31.5% (weighted average of 26.8%). The discount for lack of marketability was weighted by the relative fair value of the instruments. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. Unrealized gains and losses on equity securities are included in other income (expense), net.
5. Inventories
Inventories consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$14.8	$14.1
Work in process	1.0	1.5
Finished goods	4.8	1.7
Total inventories	$20.6	$17.3
6. Cash, Cash Equivalents and Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$425.3	$112.3
Restricted cash	3.2	3.2
Total cash, cash equivalents and restricted cash	$428.5	$115.5
7. Leases
Operating leases consisted of the following:

Address	Type	Square Feet	Commencement Date	Expiration Date
12780 El Camino Real (1)	Office/Laboratory	141,000	August 7, 2019	July 31, 2031
12790 El Camino Real, Suite 130 (1)	Office	2,000	December 1, 2019	July 31, 2031
12790 El Camino Real, Suite 150 (1)	Office	8,000	August 7, 2019	July 31, 2031
12790 El Camino Real, Suite 300 (1)	Office	28,000	December 1, 2019	July 31, 2031
12777 High Bluff Drive	Office	45,000	July 1, 2018	July 31, 2029
12790 El Camino Real, Suite 200 (1)	Office	28,000	February 1, 2021	July 31, 2031
12790 El Camino Real, Suite 100 (1)	Office	17,000	February 1, 2021	July 31, 2031
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

Our operating lease cost was $7.4 million and $5.9 million for the nine months ended September 30, 2020 and 2019, respectively. Cash paid for amounts in the measurement of lease liabilities for operating cash flows from operating leases was $6.4 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Our operating leases had a weighted average remaining lease term of approximately 10.5 years and 11.2 years at September 30, 2020 and December 31, 2019, respectively, and a weighted average discount rate of 5.8% at September 30, 2020 and December 31, 2019, respectively.
Approximate future minimum lease payments under operating leases were as follows:

(in millions)	September 30, 2020
Year ending December 31, 2020 (3 months remaining)	$2.1
Year ending December 31, 2021	10.6
Year ending December 31, 2022	10.9
Year ending December 31, 2023	11.2
Year ending December 31, 2024	11.6
Thereafter	79.7
Total operating lease payments	126.1
Less accreted interest	33.4
Total operating lease liabilities	92.7
Less current operating lease liabilities	9.7
Noncurrent operating lease liabilities	$83.0
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
As the conditional conversion feature described under (i) above had been triggered as of September 30, 2020, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on October 1, 2020 and ending at the close of business on December 31, 2020. Accordingly, the 2024 Notes have been classified as a current liability as of September 30, 2020. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.

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
We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. At September 30, 2020, the remaining period over which the discount on the liability component will be amortized was approximately 3.6 years.
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
The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Principal	$517.5	$517.5
Deferred financing costs	(5.9)	(6.9)
Debt discount, net	(86.6)	(101.8)
Net carrying amount	$425.0	$408.8

The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their seven-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $713.0 million at September 30, 2020 and $596.8 million at December 31, 2019.
9. Net (Loss) Income Per Share
Net (loss) income per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net (loss) income - basic and diluted	$(57.6)	$53.8	$59.4	$3.0
Weighted-average common shares outstanding:
Basic	93.3	91.9	93.0	91.4
Effect of dilutive securities:
Stock options	—	2.5	2.5	2.6
Restricted stock	—	0.5	0.5	0.4
2024 Notes	—	1.3	2.0	0.8
Diluted	93.3	96.1	98.0	95.2
Net (loss) income per share:
Basic	$(0.62)	$0.59	$0.64	$0.03
Diluted	$(0.62)	$0.56	$0.61	$0.03
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
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 10.9 million and 1.8 million for the three and nine months ended September 30, 2020, respectively, and 2.3 million and 2.2 million for the three and nine months ended September 30, 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2020.
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
In April 2020, we received FDA approval for ONGENTYS® (opicapone) as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients, which was commercialized by our commercial team in late September 2020.
Our collaboration partner, AbbVie Inc., or AbbVie, received approval of ORILISSA® (elagolix) for the management of moderate to severe endometriosis pain in women from the FDA in July 2018 and Health Canada in October 2018. In May 2020, AbbVie received approval from the FDA for ORIAHNNTM (elagolix) for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. We receive royalties at tiered percentage rates on any net sales of ORILISSA and ORIAHNN.
Also in May 2020, we entered into a collaboration and licensing agreement with Idorsia Pharmaceuticals Ltd, or Idorsia. In connection with the agreement, we paid Idorsia $45.0 million upfront to gain a license to NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy. The agreement includes a research collaboration to discover and identify additional novel T-type calcium channel blockers as development candidates.
In June 2020, we entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited, or Takeda, which became effective in July 2020. The agreement is focused on the development and commercialization of certain compounds in Takeda’s early to mid-stage psychiatry pipeline. In connection with the agreement, we paid Takeda $120.0 million upfront to gain an exclusive license to seven of Takeda’s pipeline programs, including three clinical-stage assets for schizophrenia, treatment-resistant depression, and anhedonia. The collaboration also includes a cost-sharing arrangement for certain collaboration activities.
Our late-stage pipeline includes valbenazine for the treatment of chorea in adult patients with Huntington’s disease, or HD, crinecerfont (NBI-74788) for the treatment of congenital adrenal hyperplasia, or CAH, in adult patients, and NBIb-1817 (VY-AADC) for the treatment of advanced Parkinson’s disease patients with motor fluctuations that are refractory to medical management. Our product candidate for advanced Parkinson’s disease is partnered with Voyager Therapeutics, Inc., or Voyager.
Our early-stage clinical pipeline includes crinecerfont for the treatment of CAH in pediatric patients, elagolix for the treatment of polycystic ovary syndrome, or PCOS, in women, NBI-1065844 (TAK-831) for the treatment of schizophrenia, NBI-1065845 (TAK-653) for the treatment of treatment-resistant depression, NBI-1065846 (TAK-041) for the treatment of anhedonia in depression, NBI-921352 (XEN901) for the treatment of epilepsy, and NBI-827104 (ACT-709478) for the treatment of a rare pediatric epilepsy. Our product candidate for PCOS is partnered with AbbVie.
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
Due to the impact of COVID-19, we initially paused enrollment of new patients in several of our clinical trials. Beginning in the third quarter of 2020, we began enrolling patients in our HD and CAH studies. To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical studies, but we expect that completion and data readouts for several of our ongoing and planned studies will be delayed.
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
Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
Revenues
The following table presents revenues by category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Product sales, net	$254.1	$198.1	$752.8	$515.0
Collaboration revenue	4.4	24.0	45.2	29.0
Total revenues	$258.5	$222.1	$798.0	$544.0
Product Sales, Net. Net product sales were $254.1 million and $752.8 million for the three and nine months ended September 30, 2020, respectively, compared with $198.1 million and $515.0 million in the comparable periods last year, reflecting increased INGREZZA net product sales primarily driven by new patient additions. ONGENTYS net product sales were $0.1 million for the three and nine months ended September 30, 2020.
Collaboration Revenue. Collaboration revenue reflects the achievement of certain development, regulatory and commercial milestones, royalties received on any net sales of ORILISSA and ORIAHNN and license fees earned under our collaboration agreements with AbbVie and Mitsubishi Tanabe Pharma Corporation, or MTPC. Collaboration revenue was $4.4 million and $45.2 million for the three and nine months ended September 30, 2020, respectively, compared with $24.0 million and $29.0 million in the comparable periods last year, primarily reflecting the achievement of a $30.0 million regulatory milestone associated with AbbVie’s receipt of FDA approval for ORIAHNN for uterine fibroids in May 2020.
Operating Expenses
Cost of Sales. Cost of sales was $2.7 million and $7.2 million for the three and nine months ended September 30, 2020, respectively, compared with $2.2 million and $4.9 million in the comparable periods last year.
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
The following table presents R&D expense by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Late stage	$15.3	$10.5	$41.4	$29.6
Early stage	9.8	5.4	20.0	18.0
Research and discovery	11.7	6.0	31.6	16.8
Milestone expenses	—	—	20.0	10.0
Payroll and benefits	24.8	17.9	73.9	50.7
Facilities and other	7.5	5.5	21.4	19.6
Total R&D expense	$69.1	$45.3	$208.3	$144.7
R&D expense was $69.1 million and $208.3 million for the three and nine months ended September 30, 2020, respectively, compared with $45.3 million and $144.7 million in the comparable periods last year, primarily reflecting increased investment to support advancing our expanded clinical portfolio and increased personnel expenses on higher headcount.
Acquired In-Process Research and Development. In connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Idorsia, we recorded a charge of $46.0 million, accounted for as in-process research and development, or IPR&D, in the second quarter of 2020. In the third quarter of 2020, we recorded a charge of $118.5 million, accounted for as IPR&D, in connection with the payment of the upfront fee pursuant to our exclusive license agreement with Takeda. In connection with the payments of the upfront fees pursuant to our collaboration and license agreement with Voyager, we recorded charges of $118.1 million, accounted for as IPR&D, in the first nine months of 2019.
Sales, General and Administrative. Sales, general and administrative, or SG&A, expense was $112.5 million and $326.8 million for the three and nine months ended September 30, 2020, respectively, compared with $84.5 million and $252.8 million in the comparable periods last year, primarily reflecting increased personnel expenses on higher headcount and continued investment in INGREZZA marketing.
Other Expense, Net
Other expense, net, was $12.8 million and $31.7 million for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, other expense, net, was $26.2 million, compared with $15.6 million in the comparable period last year. Periodic fluctuations in other expense, net, primarily reflect unrealized gains or losses recognized to adjust our equity investments in Voyager and Xenon Pharmaceuticals Inc. to fair value.
Provision for Income Taxes
Our provision for income taxes was $0.5 million and $5.6 million for the three and nine months ended September 30, 2020, respectively, compared with $4.6 million and $4.9 million in the comparable periods last year. At September 30, 2020 and 2019, we had full valuation allowances against our net deferred tax assets as realization was uncertain. As a result, tax expense for the three and nine months ended September 30, 2020 and 2019, respectively, varies from the statutory tax rate primarily due to changes in our valuation allowances, net of other permanent book/tax differences, tax credits generated and impacts of changes in tax laws.
Net (Loss) Income
We incurred a net loss of $57.6 million, or $0.62 diluted net loss per share, for the three months ended September 30, 2020, compared with net income of $53.8 million, or $0.56 diluted earnings per share, in the comparable period last year. For the nine months ended September 30, 2020, net income was $59.4 million, or $0.61 diluted earnings per share, compared with $3.0 million, or $0.03 diluted earnings per share, in the comparable period last year.
Liquidity and Capital Resources
At September 30, 2020, our cash and cash equivalents and debt securities available-for-sale totaled $1.1 billion compared with $970.2 million at December 31, 2019.
Net cash provided by operating activities was $139.6 million for the nine months ended September 30, 2020, compared with $49.5 million in the comparable period last year, primarily reflecting increased INGREZZA net product sales offset partially by increased upfront payments in connection with our collaborations with Idorsia and Takeda.
Net cash provided by investing activities was $151.8 million for the nine months ended September 30, 2020, compared with net cash used in investing activities of $44.9 million in the comparable period last year, reflecting timing differences related to purchases, sales and maturities of debt securities available-for-sale, changes in our portfolio-mix, and an equity investment of $54.7 million in Voyager in March 2019.
Net cash provided by financing activities was $21.6 million for the nine months ended September 30, 2020, compared with $20.0 million in the comparable period last year, reflecting proceeds from issuances of our common stock.
Convertible Senior Notes. In May 2017, we issued $517.5 million of 2.25% convertible senior notes due May 15, 2024.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements at September 30, 2020 or 2019.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 1% change in interest rates were to have occurred on September 30, 2020, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Summary Risk Factors
We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•We may not be able to successfully commercialize INGREZZA, ONGENTYS, or any of our product candidates if they are approved in the future.
•If physicians and patients do not continue to accept INGREZZA or do not accept ONGENTYS or any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
•Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products that could limit our product revenues and delay sustained profitability.
•Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have significant sales and marketing efforts or manufacturing facilities, concentrations of clinical trial sites or other business operations, or materially affect our operations, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.
•Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates.
•Our clinical trials may be delayed for safety or other reasons, or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
•We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.
•Use of our approved products or those of our collaborators, including INGREZZA, ONGENTYS, ORILISSA, and ORIAHNN could be associated with side effects or adverse events.
•We face intense competition, and if we are unable to compete effectively, the demand for our products may be reduced.
•We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, ONGENTYS or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
•We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA or ONGENTYS, could materially and adversely affect our ability to successfully commercialize INGREZZA or ONGENTYS.
•If we are unable to retain and recruit qualified scientists or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA.
•We license some of our core technologies and drug candidates from third parties. If we default on any of our obligations under those licenses, or violate the terms of these licenses, we could lose our rights to those technologies and drug candidates or be forced to pay damages.
•Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.

•We have a history of losses and expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
•We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
•Our customers are concentrated and therefore the loss of a significant customer may harm our business.
•If we cannot raise additional funding, we may be unable to complete development of our product candidates or establish commercial and manufacturing capabilities in the future.
•Health care reform measures and other recent legislative initiatives could adversely affect our business.
•If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.
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
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. Most hospitals, community mental health facilities, and other healthcare facilities have implemented policies that limit access of our sales representatives, medical affairs personnel, and patients to such facilities. Due to these closures and our work from home decisions, our field force is currently functioning utilizing digital and telephonic engagement tools and tactics, which may be less effective than our ordinary course sales and marketing programs. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.
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
In addition, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff (who as healthcare providers may have heightened exposure to COVID-19) may be hindered, which would adversely impact our clinical trial operations. For example, due to the impact of the COVID-19 pandemic, we initially paused enrollment of new patients in several of our clinical trials. Since then, we have recently begun enrolling patients again in the Phase III study of valbenazine for chorea in Huntington disease and the Phase IIa pediatric study of crinecerfont in CAH. However, increases in COVID-19 cases or hospitalizations in the future could cause us to again limit or suspend our patient enrollment and screening activities.
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
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. For example, due to the impact of the COVID-19 pandemic, we paused enrollment of new patients in several of our clinical trials, and increases in COVID-19 cases or hospitalizations in the future could cause us to further limit or suspend our patient enrollment and screening activities. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.
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
Because of our reliance on AbbVie for the commercialization and continued development of ORILISSA and ORIAHNN, there could be substantial impairments if AbbVie:
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
*We may not be able to successfully commercialize ONGENTYS.
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson’s disease patients, and in September 2020, we launched the commercial sale of ONGENTYS with our existing INGREZZA infrastructure. The successful commercialization of ONGENTYS is subject to many risks, and there are numerous examples of unsuccessful product launches and failures, including by pharmaceutical companies with more experience and resources than us. If we are unable to effectively train our employees and equip them with effective materials, including medical and sales literature to help them inform and educate health care practitioners about the benefits of ONGENTYS and its proper administration, our commercialization of ONGENTYS may not be successful. Even if we are successful in effectively training and equipping our sales force, there are many factors that could cause the commercialization of ONGENTYS to be unsuccessful, including a number of factors that are outside our control. Health care practitioners may not prescribe ONGENTYS and patients may be unwilling to use ONGENTYS if insurance coverage is not provided or reimbursement is inadequate. In addition, our ability to train our employees and effectively communicate with potential prescribers could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.
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
Gene therapy remains a novel technology, with few gene therapy products approved to date in the US. Public perception may be influenced by claims that gene therapy is unsafe, and gene therapy may not gain the acceptance of the public or the medical community. As part of our collaboration and license agreement with Voyager, RESTORE-1, a Phase II clinical trial of NBIb-1817, is being conducted. There is no guarantee that this program or other collaboration gene therapy product candidates will not be placed on clinical hold by the FDA, as has been the case for many gene therapy clinical programs. In November 2020, the Drug Safety Monitoring Board reviewed certain patient imaging data, and asked for additional patient data as well as recommended that we discontinue dosing of subjects in the RESTORE-1 clinical trial until these additional data can be reviewed. Based in part on the data, we are preparing an expedited IND safety report. Even if we are able to successfully complete clinical development of a gene therapy product and obtain commercial approval, the success of our collaboration with Voyager will depend upon physicians who specialize in the treatment of genetic diseases targeted by gene therapy product candidates, prescribing treatments that involve the use of our product candidates in lieu of, or in addition to, existing treatments with which they are familiar and for which greater clinical data may be available. More restrictive government regulations, negative public opinion related to gene therapy products, or safety issues identified in our clinical trials may delay or impair the development and commercialization of our gene therapy product candidates or demand for any gene therapy products we develop.
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
•With respect to ONGENTYS for Parkinson’s disease, there are currently two other FDA-approved COMT inhibitors. ONGENTYS competes directly with these two drugs and their generic equivalents. Additionally, there are a number of alternative adjunctive treatment options (FDA-approved and in clinical development) for Parkinson’s patients which compete with ONGENTYS, including various L-dopa preparations, dopamine agonists, MAO-B inhibitors and others. In terms of potential future competition, there are several programs in late-stage clinical development.
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
We are dependent on licenses from third parties for some of our key technologies. These licenses typically subject us to various commercialization, reporting and other obligations. If we fail to comply with these obligations, we could lose important rights. If we were to default on our obligations under any of our licenses, we could lose some or all of our rights to develop, market and sell products covered by these licenses. For example, BIAL may terminate our license agreement, pursuant to which we have rights to commercialize ONGENTYS, if we fail to use commercially reasonable efforts to comply with specified obligations under the license agreement, or if we otherwise breach the license agreement. In addition, several of our collaboration and license agreements allow our licensors to terminate such agreements if we challenge the validity or enforceability of certain intellectual property rights or if we commit a material breach in whole or in part of the agreement and do not cure such breach within the agreed upon cure period. In addition, if we were to violate any of the terms of our licenses, we could become subject to damages. Likewise, if we were to lose our rights under a license to use proprietary research tools, it could adversely affect our existing collaborations or adversely affect our ability to form new collaborations. We also face the risk that our licensors could, for a number of reasons, lose patent protection or lose their rights to the technologies we have licensed, thereby impairing or extinguishing our rights under our licenses with them.
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
The conditional conversion feature of the 2024 Notes was triggered as of September 30, 2020, meaning holders of 2024 Notes are entitled to convert their 2024 Notes at any time during the period beginning on October 1, 2020, and ending at the close of business on December 31, 2020. The conditional conversion feature may also be triggered again in the future. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
*We have a history of losses and expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
Since our inception, we have incurred significant net losses and negative cash flow from operations. At December 31, 2019, we had an accumulated deficit of $1.1 billion as a result of historical operating losses.
In April 2017, we received FDA approval of INGREZZA for TD. In July 2018, our partner AbbVie received FDA approval for ORILISSA for the management of moderate to severe endometriosis pain in women. In April 2020, we received FDA approval of ONGENTYS for Parkinson’s disease. In May 2020, our partner AbbVie received FDA approval for ORIAHNN for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or if we successfully commercialize ONGENTYS or are successful in developing and commercializing any of our other product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
•commercialize INGREZZA for TD;
•commercialize ONGENTYS for Parkinson’s disease;
•seek regulatory approvals for our product candidates;
•develop, formulate, manufacture and commercialize our product candidates;
•in-license or acquire new product development opportunities;
•implement additional internal systems and infrastructure; and
•hire additional clinical, scientific, sales and marketing personnel.
We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the nine months ended September 30, 2020, we were not profitable for the three months ended September 30, 2020, and our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.
*We have recently increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
At September 30, 2020, we had approximately 825 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, impact of the commercial launch of ONGENTYS and ORIAHNN, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were not profitable for the three months ended September 30, 2020, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
Our net operating loss, or NOL, carryforwards generated in tax years ending on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable US tax law. Under the Tax Cut and Jobs Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Cut and Jobs Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.

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
•sales of INGREZZA and ORILISSA;
•impact of the commercial launch of ONGENTYS and ORIAHNN;
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
There remain legal and political challenges to certain aspects of the ACA. Since January 2017, several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. Legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. In December 2018, CMS published a new final rule permitting further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a US District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business.
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
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. In particular, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates and their subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
•analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug take back” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA and ONGENTYS, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for our clinical trials in the amount of $45.0 million per occurrence and $45.0 million in the aggregate. In addition, we have product liability insurance related to the sale of INGREZZA and ONGENTYS in the amount of $45.0 million per occurrence and $45.0 million in the aggregate. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA and ONGENTYS, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Certificate of Amendment of Bylaws
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 28, 2020

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.4	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: November 9, 2020	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)