Form 10-Q
period 2021-03-31
NEUROCRINE BIOSCIENCES INC
filed 2021-05-05
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 94,545,991 as of April 29, 2021.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$352.6	$187.1
Debt securities available-for-sale, at fair value (amortized cost $520.2 million at March 31, 2021 and $612.4 million at December 31, 2020)	521.1	613.9
Accounts receivable	147.8	157.1
Inventories	30.1	28.0
Other current assets	33.8	30.1
Total current assets	1,085.4	1,016.2
Deferred tax assets	325.6	319.4
Debt securities available-for-sale, at fair value (amortized cost $249.6 million at March 31, 2021 and $226.7 million at December 31, 2020)	249.6	227.1
Right-of-use assets	97.0	82.8
Equity securities	38.9	38.2
Property and equipment, net	45.3	44.6
Restricted cash	3.2	3.2
Other long-term assets	1.4	3.2
Total assets	$1,846.4	$1,734.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$171.9	$168.7
Other current liabilities	18.1	17.8
Total current liabilities	190.0	186.5
Convertible senior notes	322.0	317.9
Operating lease liabilities	107.5	94.4
Other long-term liabilities	21.3	9.7
Total liabilities	640.8	608.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 220.0 shares authorized; issued and outstanding shares were 94.5 at March 31, 2021 and 93.5 at December 31, 2020	0.1	0.1
Additional paid-in capital	1,897.8	1,849.7
Accumulated other comprehensive income	1.0	1.8
Accumulated deficit	(693.3)	(725.4)
Total stockholders’ equity	1,205.6	1,126.2
Total liabilities and stockholders’ equity	$1,846.4	$1,734.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Revenues:
Product sales, net	$231.0	$231.1
Collaboration revenue	5.6	6.0
Total revenues	236.6	237.1
Operating expenses:
Cost of sales	2.9	2.1
Research and development	73.2	58.3
Selling, general and administrative	129.0	117.8
Total operating expenses	205.1	178.2
Operating income	31.5	58.9
Other (expense) income:
Interest expense	(6.4)	(8.2)
Unrealized gain (loss) on restricted equity securities	0.7	(16.5)
Investment income and other, net	1.4	4.7
Total other expense, net	(4.3)	(20.0)
Income before (benefit from) provision for income taxes	27.2	38.9
(Benefit from) provision for income taxes	(4.9)	1.5
Net income	32.1	37.4
Unrealized loss on debt securities available-for-sale, net of tax	(0.8)	(2.8)
Comprehensive income	$31.3	$34.6
Net income per share, basic	$0.34	$0.40
Net income per share, diluted	$0.33	$0.39
Weighted average common shares outstanding, basic	94.2	92.6
Weighted average common shares outstanding, diluted	98.2	97.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	32.1	32.1
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(0.8)	—	(0.8)
Share-based compensation expense	—	—	32.9	—	—	32.9
Issuances of common stock under stock plans	1.0	—	15.2	—	—	15.2
Balances at March 31, 2021	94.5	$0.1	$1,897.8	$1.0	$(693.3)	$1,205.6

Balances at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	37.4	37.4
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(2.8)	—	(2.8)
Share-based compensation expense	—	—	22.8	—	—	22.8
Issuances of common stock under stock plans	0.5	—	6.0	—	—	6.0
Balances at March 31, 2020	92.8	$0.1	$1,796.9	$(1.4)	$(1,095.3)	$700.3
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income	$32.1	$37.4
Reconciliation of net income to net cash provided by operating activities:
Share-based compensation expense	32.9	22.8
Depreciation	2.5	2.1
Amortization of debt discount	3.9	5.0
Amortization of debt issuance costs	0.3	0.3
Change in fair value of equity security investments	(0.7)	16.5
Deferred income taxes	(6.2)	—
Other	2.6	0.4
Change in operating assets and liabilities:
Accounts receivable	9.3	(22.1)
Inventories	(2.1)	(3.9)
Accounts payable and accrued liabilities	11.0	(16.2)
Other assets and liabilities, net	1.7	(6.8)
Net cash provided by operating activities	87.3	35.5

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(93.7)	(172.0)
Sales and maturities of debt securities available-for-sale	161.3	206.5
Purchases of property and equipment	(4.5)	(1.3)
Net cash provided by investing activities	63.1	33.2

Cash Flows from Financing Activities:
Issuances of common stock under benefit plans	15.2	6.0
Partial repurchase of convertible senior notes	(0.1)	—
Net cash provided by financing activities	15.1	6.0
Change in cash, cash equivalents and restricted cash	165.5	74.7
Cash, cash equivalents and restricted cash at beginning of period	190.3	115.5
Cash, cash equivalents and restricted cash at end of period	$355.8	$190.2

Supplemental Disclosure:
Non-cash capital expenditures	$0.1	$0.8
Right-of-use assets acquired through operating leases	$16.0	$—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K, or the 2020 Form 10-K, filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet at December 31, 2020, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
There were no significant changes to our significant accounting policies as disclosed in the 2020 Form 10-K.
Recently Adopted Accounting Pronouncements.
ASU 2019-12. On January 1, 2021, we adopted Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, using the modified retrospective transition method. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. The adoption of ASU 2019-12 did not result in a cumulative-effect adjustment to retained earnings. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. The impact of the adoption is expected to be immaterial to our financial position, results of operations, and cash flows on an ongoing basis.
Recently Issued Accounting Pronouncements.
ASU 2020-06. In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments, and amends existing earnings-per-share, or EPS, guidance by requiring that an entity use the if-converted method when calculating diluted EPS for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We plan to adopt ASU 2020-06 effective January 1, 2022 using the modified retrospective transition method. We are currently evaluating the effect ASU 2020-06 will have on our consolidated financial statements and related disclosures.

2. Significant Collaboration and Licensing Agreements
Takeda Pharmaceutical Company Limited. We entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited, or Takeda, which became effective in July 2020, to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. Specifically, Takeda granted us an exclusive license to (i) luvadaxistat (NBI-1065844/TAK-831) for adults with negative symptoms of schizophrenia, (ii) NBI-1065845 (TAK-653) for treatment-resistant depression, (iii) NBI-1065846 (TAK-041) for anhedonia and (iv) four non-clinical stage assets.
With respect to luvadaxistat, Takeda will retain the right to opt-in to a profit-sharing arrangement pursuant to which we and Takeda will equally share in the operating profits and losses associated with luvadaxistat (in lieu of receiving payments for milestones and royalties), subject to certain exceptions. Subject to specified conditions, Takeda may elect to exercise such opt-in right for luvadaxistat before we initiate a Phase III clinical study.
With respect to NBI-1065845 and NBI-1065846, Takeda will retain the rights to opt-out of the profit-sharing arrangements pursuant to which Takeda would be entitled to receive royalties on the future net sales of such asset (in lieu of equally sharing in the operating profits and losses). Takeda may elect to exercise such opt-out rights immediately following the completion of the associated second Phase II clinical study or, under certain circumstances related to the development and commercialization activities to be performed by us, before the initiation of a Phase III clinical study for such asset.
Under the terms of the agreement, Takeda may be entitled to receive payments of up to $1.9 billion upon the achievement of certain milestones associated with luvadaxistat and the four non-clinical stage assets, as well as receive royalties on the future net sales of such assets. We and Takeda will equally share in the operating profits and losses associated with NBI-1065845 and NBI-1065846.
Idorsia Pharmaceuticals Ltd. In May 2020, we entered a collaboration and licensing agreement with Idorsia Pharmaceuticals Ltd, or Idorsia, to license the global rights to NBI-827104 (ACT-709478), a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy.
Under the terms of the agreement, Idorsia may be entitled to receive payments of up to $1.7 billion upon the achievement of certain milestones as well as receive royalties on the future net sales of any collaboration product.
Xenon Pharmaceuticals, Inc. In December 2019, we entered into a license and collaboration agreement with Xenon Pharmaceuticals Inc., or Xenon, to identify, research, and develop sodium channel inhibitors, including clinical candidate NBI-921352 (XEN901) and three preclinical candidates.
Under the terms of the agreement, Xenon may be entitled to receive payments of up to $1.7 billion upon the achievement of certain milestones as well as receive royalties on the future net sales of any collaboration product.
Voyager Therapeutics, Inc. We entered into a collaboration and license agreement with Voyager Therapeutics, Inc., or Voyager, which became effective in March 2019, to develop and commercialize four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the NBIb-1817 (VY-AADC) for Parkinson’s disease program, the Friedreich’s ataxia program and the rights to two undisclosed programs.
In February 2021, we notified Voyager of our termination of the NBIb-1817 for Parkinson’s disease program. The effective date of this termination will be August 2, 2021. The termination does not apply to any other development program other than NBIb-1817 for Parkinson’s disease, and our collaboration and license agreement with Voyager will otherwise continue in effect.
Under the terms of the agreement, Voyager may be entitled to receive payments of up to $1.3 billion upon the achievement of certain milestones, as well as receive royalties on the future net sales of any collaboration product.
BIAL – Portela & Ca, S.A. We acquired the United States, or US, and Canada rights to ONGENTYS® (opicapone) from BIAL in the first quarter of 2017. We launched ONGENTYS in the US in September 2020, after receiving FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients in April 2020. Under the terms of the agreement, BIAL may be entitled to receive payments of up to $75.0 million upon the achievement of certain milestones.
Mitsubishi Tanabe Pharma Corporation. In March 2015, we entered into a collaboration and license agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, for the development and commercialization of INGREZZA® (valbenazine) for movement disorders in Japan and other select Asian markets.

In February 2021, MTPC reported positive top-line results from the J-KINECT Phase III study, designed to evaluate the efficacy and safety of valbenazine in tardive dyskinesia. In April 2021, MTPC submitted a Marketing Authorization Application, or MAA, with the Ministry of Health and Welfare in Japan for valbenazine for the treatment of tardive dyskinesia. MTPC submission of valbenazine triggered a milestone payment of $15.0 million, to be paid by MTPC to Neurocrine Biosciences and recognized as collaboration revenue in the second quarter of 2021.
In accordance with our continuing performance obligations, $5.7 million of the $30.0 million upfront payment received from MTPC is being deferred and will be recognized as collaboration revenue over the ongoing KINECT-HD study period using an input method according to costs incurred to-date relative to estimated total costs associated with the study. We recognized collaboration revenue of $1.1 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, in connection with the ongoing KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease patients with chorea.
Under the terms of the agreement, we are entitled to receive royalties on the future worldwide net sales of any collaboration product in select territories in Asia and may also be entitled to receive payments of up to $70.0 million upon the achievement of certain milestones, including the $15.0 million milestone payment triggered upon MTPC submission of valbenazine in April 2021.
AbbVie Inc. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie Inc., or AbbVie, to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health.
AbbVie received approval for ORILISSA® (elagolix tablets) in the US and Canada in August and November 2018, respectively, after receiving FDA and Health Canada approval for ORILISSA for endometriosis in July and October 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the US after receiving FDA approval for ORIAHNN for uterine fibroids in May 2020. We recognized sales-based royalties on AbbVie net sales of ORILISSA and ORIAHNN of $4.5 million and $4.7 million for the three months ended March 31, 2021 and 2020, respectively.
Under the terms of the agreement, we are entitled to receive royalties on the future worldwide net sales of any collaboration product and may also be entitled to receive payments of up to $366.0 million upon the achievement of certain milestones.
3. Debt Securities
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss), allowance for credit losses, and fair value of debt securities available-for-sale at March 31, 2021, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Fair Value
Commercial paper	Within 1 year	$93.2	$—	$—	$—	$93.2
Corporate debt securities	Within 1 year	239.6	0.9	—	—	240.5
Securities of government-sponsored entities	Within 1 year	187.4	—	—	—	187.4
		$520.2	$0.9	$—	$—	$521.1

Corporate debt securities	1 to 2 years	$169.0	$0.1	$(0.2)	$—	$168.9
Securities of government-sponsored entities	1 to 2 years	80.6	0.1	—	—	80.7
		$249.6	$0.2	$(0.2)	$—	$249.6

The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss), allowance for credit losses, and fair value of debt securities available-for-sale at December 31, 2020, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Fair Value
Commercial paper	Within 1 year	$82.2	$—	$—	—	$82.2
Corporate debt securities	Within 1 year	299.3	1.4	—	—	300.7
Securities of government-sponsored entities	Within 1 year	230.9	0.1	—	—	231.0
		$612.4	$1.5	$—	$—	$613.9

Corporate debt securities	1 to 2 years	$144.8	$0.4	$—	—	$145.2
Securities of government-sponsored entities	1 to 2 years	81.9	0.1	(0.1)	—	81.9
		$226.7	$0.5	$(0.1)	$—	$227.1
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021:
Corporate Debt Securities	$164.6	$(0.2)	$—	$—	$164.6	$(0.2)
December 31, 2020:
Securities of government-sponsored entities	$95.0	$(0.1)	$—	$—	$95.0	$(0.1)
At March 31, 2021, our security portfolio consisted of 126 securities related to investments in debt securities available-for-sale, of which 39 securities were in an unrealized loss position.
Our investments in corporate debt securities in an unrealized loss position at March 31, 2021 are of high credit quality (rated A or higher). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis.
Accrued interest receivables on debt securities available-for-sale totaled $3.2 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2021 or 2020.
4. Fair Value Measurements
We record cash equivalents and investments in debt securities available-for-sale and equity securities at fair value based on a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The fair value hierarchy consists of the following three levels:
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
Investments at March 31, 2021, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$352.6	$352.6	$—	$—
Total cash and cash equivalents	352.6	352.6	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	93.2	—	93.2	—
Corporate debt securities	409.4	—	409.4	—
Securities of government-sponsored entities	268.1	—	268.1	—
Total debt securities available-for-sale	770.7	—	770.7	—
Equity securities:
Equity securities–biotechnology industry	38.9	—	—	38.9
Total equity securities	38.9	—	—	38.9
Total recurring fair value measurements	$1,165.4	$355.8	$770.7	$38.9
Investments at December 31, 2020, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$187.1	$187.1	$—	$—
Total cash and cash equivalents	187.1	187.1	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	82.2	—	82.2	—
Corporate debt securities	445.9	—	445.9	—
Securities of government-sponsored entities	312.9	—	312.9	—
Total debt securities available-for-sale	841.0	—	841.0	—
Equity securities:
Equity securities–biotechnology industry	38.2	—	—	38.2
Total equity securities	38.2	—	—	38.2
Total recurring fair value measurements	$1,069.5	$190.3	$841.0	$38.2

The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$38.2	$55.9
Unrealized gain (loss) included in earnings	0.7	(16.5)
Balance at end of period	$38.9	$39.4

At March 31, 2021, the discount for lack of marketability used in the valuation analysis of equity security investments ranged from 12.0% to 15.0% (weighted average of 13.3%). The discount for lack of marketability was weighted by the relative fair value of the instruments. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. Unrealized gains and losses on equity security investments are included in other income (expense), net.
5. Inventories
Inventories consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$14.8	$16.6
Work in process	2.5	2.4
Finished goods	12.8	9.0
Total inventories	$30.1	$28.0
6. Cash, Cash Equivalents and Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$352.6	$187.0
Restricted cash	3.2	3.2
Total cash, cash equivalents and restricted cash	$355.8	$190.2
7. Leases
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
Our operating lease cost was $3.4 million and $2.5 million for the three months ended March 31, 2021 and 2020, respectively. Cash paid for amounts included in the measurement of lease liabilities was $2.6 million and $2.1 million for the three months ended March 31, 2021 and 2020, respectively.
Our operating leases had a weighted average remaining lease term of 9.8 years at March 31, 2021 and 10.3 years at December 31, 2020, and a weighted average discount rate of 5.3% at March 31, 2021 and 5.6% at December 31, 2020.

Approximate future minimum lease payments under operating leases were as follows:

(in millions)	March 31, 2021
Year ending December 31, 2021 (9 months remaining)	$9.1
Year ending December 31, 2022	14.9
Year ending December 31, 2023	15.5
Year ending December 31, 2024	16.0
Year ending December 31, 2025	15.5
Thereafter	85.4
Total operating lease payments	156.4
Less accreted interest	36.7
Total operating lease liabilities	119.7
Less current operating lease liabilities	12.2
Noncurrent operating lease liabilities	$107.5
(1) Amounts presented in the table above exclude $5.8 million of non-cancelable future minimum lease payments for operating leases that have not yet commenced.
(2) Current operating lease liabilities are included in other current liabilities on the condensed consolidated balance sheets.
8. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, and entered into an indenture agreement, or the 2024 Indenture, with respect to the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At March 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
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
In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2024 Notes will be paid pursuant to the terms of the 2024 Indenture. In the event that all of the 2024 Notes are converted, we would be required to repay the $381.2 million in principal value and any conversion premium in any combination of cash and shares of our common stock, at our option.
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
We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. At March 31, 2021, the remaining period over which the discount on the liability component will be amortized was approximately 3.1 years.
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
The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Principal	$381.2	$381.3
Deferred financing costs	(3.7)	(4.0)
Debt discount, net	(55.5)	(59.4)
Net carrying amount	$322.0	$317.9
The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their seven-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $511.3 million at March 31, 2021 and $514.3 million at December 31, 2020.
9. Net Income Per Share
Net income per share was calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Net income - basic and diluted	$32.1	$37.4
Weighted-average common shares outstanding:
Basic	94.2	92.6
Effect of dilutive securities:
Stock options	2.1	2.4
Restricted stock	0.5	0.5
2024 Notes	1.4	1.5
Diluted	98.2	97.0
Net income per share:
Basic	$0.34	$0.40
Diluted	$0.33	$0.39
Convertible debt instruments that may be settled entirely or partly in cash (such as the 2024 Notes) may, in certain circumstances where the borrower has the ability and intent to settle in cash, be accounted for under the treasury stock method. We issued the 2024 Notes with a combination settlement feature, which we have the ability and intent to use upon conversion of the 2024 Notes, to settle the principal amount of debt for cash and the excess of the principal portion in shares of our common stock. As a result, of the approximately 5.0 million shares underlying the 2024 Notes, only the shares required to settle the excess of the principal portion are considered under the treasury stock method.
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 2.7 million and 3.3 million for the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
We launched INGREZZA® (valbenazine) in the United States, or US, with our specialty sales force in May 2017, after receiving FDA approval for INGREZZA as the first FDA-approved drug for the treatment of tardive dyskinesia in April 2017. In September 2020, we launched ONGENTYS® (opicapone) in the US leveraging our existing INGREZZA commercial infrastructure after receiving FDA approval for ONGENTYS for Parkinson's disease in April 2020. INGREZZA net product sales represent the significant majority of our total net product sales.
Our partner AbbVie Inc., or AbbVie, launched ORILISSA® (elagolix tablets) in the US and Canada in August and November 2018, respectively, after receiving FDA and Health Canada approval for ORILISSA for endometriosis in July and October 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the US after receiving FDA approval for ORIAHNN for uterine fibroids in May 2020. We receive royalties at tiered percentage rates on AbbVie net sales of ORILISSA and ORIAHNN.
In addition, we have a rapidly expanding pipeline of potential treatments and gene therapies for diseases such as Huntington’s disease, or HD, congenital adrenal hyperplasia, or CAH, epilepsy, schizophrenia and depression.
Pipeline Highlights:
INGREZZA:
•In February 2021, the Mitsubishi Tanabe Pharma Corporation, or MTPC, reported positive top-line results from the J-KINECT Phase III Study, designed to evaluate the efficacy and safety of valbenazine in tardive dyskinesia. Detailed results from this trial will be presented at a future medical conference. In April 2021, MTPC submitted a Marketing Authorization Application, or MAA, with the Ministry of Health and Welfare in Japan for valbenazine for the treatment of tardive dyskinesia. MTPC submission of valbenazine triggered a milestone payment of $15.0 million, to be paid by MTPC to Neurocrine Biosciences and recognized as collaboration revenue in the second quarter of 2021.
Luvadaxistat (NBI-1065844/TAK-831):
•On March 2, 2021, we announced that investigational drug luvadaxistat did not meet its primary endpoint in the Phase II INTERACT study in adults with negative symptoms of schizophrenia. Luvadaxistat met both secondary endpoints of cognitive assessment. We plan to initiate a Phase II study for the treatment of cognitive impairment associated with schizophrenia, or CIAS, by the end of 2021.
NBIb-1817 (VY-AADC):
•In February 2021, we notified Voyager Therapeutics, Inc., or Voyager, of our termination of the NBIb-1817 for Parkinson’s disease program. The effective date of this termination will be August 2, 2021. The termination does not apply to any other development program other than NBIb-1817 for Parkinson’s disease, and our collaboration and license agreement with Voyager will otherwise continue in effect.

COVID-19
The global COVID-19 pandemic has dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our mission remains unchanged: to discover and develop life-changing treatments for people with serious, challenging and under-addressed disorders.
While we are unable to reliably estimate the duration or extent of any potential business disruption or financial impact during this time, including any impacts on INGREZZA product sales or R&D expense, we remain committed to (1) prioritizing the safety, health and well-being of patients and their caregivers, healthcare providers and our employees; (2) ensuring patients with tardive dyskinesia are well supported and have continued uninterrupted access to INGREZZA, for which we currently do not expect any supply disruption; and (3) advancing ongoing clinical studies.
As part of this commitment, we implemented a “Work from Home Policy” in early March 2020 for employees not involved in business-critical activities. For employees involved in business-critical activities, we implemented safety measures designed to comply with federal, state and local guidelines. We have since developed and are implementing plans regarding the opening of our sites to enable our employees to return to work in our corporate offices and the field, which plans take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. However, the effects of the COVID-19 pandemic continue to rapidly evolve and even if our employees more broadly return to work in our corporate offices and the field, we may nevertheless have to resume a remote work model. We continue to evaluate our remote work model and the impact of global spikes or surges in COVID-19 infection and hospitalization rates.
Due to the impact of COVID-19, we initially paused enrollment of new patients in several of our clinical studies. Beginning in the third quarter of 2020, we began enrolling patients in our HD and CAH studies. To date, we have not experienced any interruption of our supply of drug products needed to support our ongoing clinical studies. We recognize, however, that we may have to make further operational adjustments to our ongoing and planned clinical studies and that patient enrollment and new clinical trial site initiations may be further slowed due to the COVID-19 pandemic, especially if it is further prolonged or grows in severity.
Most hospitals, community mental health facilities, physicians’ offices, pharmacies, and other healthcare facilities have implemented policies that limited access of patients and our employees to such facilities and limited the ability of patients, pharmacies, and prescribers to interact with each other. Due to these polices, our field force has been utilizing digital, video, and telephonic engagement tools and tactics, which may be less effective than our ordinary processes. The ultimate impact of the COVID-19 pandemic, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change.
We continue to believe that existing funds, cash generated from operations, and existing sources of and access to financing are adequate to satisfy our needs for working capital, capital expenditures, debt service requirements and other business development initiatives that we plan to strategically pursue. However, the circumstances surrounding the COVID-19 pandemic are volatile and subject to rapid change. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part I, Item 1A of this Quarterly Report on Form 10-Q. We recognize that this pandemic will continue to present unique challenges for us throughout 2021, and potentially into 2022.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Revenues
The following table presents revenues by category.

	Three Months Ended March 31,
(in millions)	2021	2020
Product sales, net	$231.0	$231.1
Collaboration revenue	5.6	6.0
Total revenues	$236.6	$237.1
Product Sales, Net. Net product sales were $231.0 million for the three months ended March 31, 2021, compared with $231.1 million in the comparable period last year, reflecting a slowdown in INGREZZA sales volume growth, largely attributable to the impact of COVID-19 on our customers. ONGENTYS net product sales were $1.4 million for the three months ended March 31, 2021.
Collaboration Revenue. Collaboration revenue reflects royalties earned on AbbVie net sales of ORILISSA and ORIAHNN and license fees earned under our collaboration agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC. Collaboration revenue was $5.6 million for the three months ended March 31, 2021, compared with $6.0 million in the comparable period last year.
Operating Expenses
Cost of Sales. Cost of sales was $2.9 million for the three months ended March 31, 2021, compared with $2.1 million in the comparable period last year.
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
The following table presents R&D expense by category:

	Three Months Ended March 31,
(in millions)	2021	2020
Late stage	$13.0	$13.0
Early stage	5.5	4.6
Research and discovery	9.4	9.2
Payroll and benefits	35.5	23.9
Facilities and other	9.8	7.6
Total R&D expense	$73.2	$58.3
R&D expense was $73.2 million for the three months ended March 31, 2021, compared with $58.3 million in the comparable period last year, primarily reflecting increased investment to support advancing our expanded clinical portfolio and higher personnel expenses driven by a non-cash share-based compensation charge of $6.4 million related to the modification of certain share-based awards.
Selling, General and Administrative. Selling, general and administrative, or SG&A, expense was $129.0 million for the three months ended March 31, 2021, compared with $117.8 million in the comparable period last year, primarily reflecting increased investment to support our commercialization activities and continued investment in INGREZZA.
Other Expense, Net
Other expense, net, was $4.3 million for the three months ended March 31, 2021, compared with $20.0 million in the comparable period last year. Periodic fluctuations in other expense, net, primarily reflect unrealized gains or losses recognized to adjust our equity investments in Voyager and Xenon Pharmaceuticals Inc. to fair value.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $4.9 million for the three months ended March 31, 2021, compared with a provision for income taxes of $1.5 million in the comparable period last year. Our effective tax rate for the three months ended March 31, 2021 was lower than federal and state statutory rates primarily due to excess tax benefits related to stock compensation. On

December 31, 2020, we released substantially all of our valuation allowance against our net operating losses and other deferred tax assets. Beginning in the first quarter of 2021, we began recording a provision for income taxes using an effective tax rate approximating federal and state statutory rates. Due to our ability to offset our pre-tax income against previously benefited federal net operating losses, no federal cash tax is expected in 2021.
Net Income
Net income was $32.1 million, or $0.33 diluted earnings per share, for the three months ended March 31, 2021, compared with $37.4 million, or $0.39 diluted earnings per share, in the comparable period last year, primarily reflecting increased investment in commercial initiatives and to support advancing our expanded clinical portfolio.
Liquidity and Capital Resources
At March 31, 2021, our cash, cash equivalents and debt security investments totaled $1.1 billion compared with $1.0 billion at December 31, 2020.
Net cash provided by operating activities was $87.3 million for the three months ended March 31, 2021, compared with $35.5 million in the comparable period last year, primarily reflecting increased working capital on timing of accounts receivable collections and accounts payable payments.
Net cash provided by investing activities was $63.1 million for the three months ended March 31, 2021, compared with $33.2 million in the comparable period last year, reflecting timing differences related to purchases, sales, and maturities of debt securities available-for-sale and changes in our portfolio-mix.
Net cash provided by financing activities was $15.1 million for the three months ended March 31, 2021, compared with $6.0 million in the comparable period last year, reflecting proceeds from issuances of our common stock.
Convertible Senior Notes. In May 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At March 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. We may not redeem the 2024 Notes prior to May 15, 2021. On or after this date, at our election, we may redeem all, or any portion, of the 2024 Notes under certain circumstances. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 1% change in interest rates were to have occurred on March 31, 2021, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1A. Risk Factors
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Summary Risk Factors
We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•We may not be able to continue to successfully commercialize INGREZZA, ONGENTYS, or any of our product candidates if they are approved in the future.
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
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, the COVID-19 pandemic has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions, including San Diego, California, where our headquarters are located. In response to state and local restrictions, we implemented work-from-home policies for all employees except certain key essential members involved in business-critical activities. We have since developed and are implementing plans regarding the opening of our sites to enable our employees to return to work in our corporate offices and the field, which plans take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. The effects of the stay at home order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, we may face several challenges or disruptions upon a return back to the workplace if and when the COVID-19 pandemic subsides, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.
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
•The investigational treatment luvadaxistat for the negative symptoms of schizophrenia may in the future compete with off-label antipsychotic and antidepressant medicines, including ciraprazine, clozapine, fluoxetine, citalopram, sertraline, and amisulpride. In addition, there are several development-stage programs being pursued by other companies, including pimavanserin, roluperidone, RO6889450 and sodium benzoate. Currently, there are no-FDA approved treatments specifically indicated for the negative symptoms of schizophrenia.
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
Our clinical trials may be delayed for safety or other reasons or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
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
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. In addition, due to the impact of the COVID-19 pandemic, we paused enrollment of new patients in several of our clinical trials, and increases in COVID-19 cases or hospitalizations in the future could cause us to further limit or suspend our patient enrollment and screening activities. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we collaborate with AbbVie for the manufacture and commercialization of two of our commercial products, ORILISSA and ORIAHNN, and for the continued development of elagolix. We collaborate with MTPC for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. We also rely on BIAL for the commercial supply of ONGENTYS. In addition, we collaborate with Xenon for the development of NBI-921352, Idorsia for the development of NBI-827104 and Takeda for the development of luvadaxistat, NBI-1065845, and NBI-1065846.
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
•strategic collaborators may sell, transfer or divest assets or programs related to our partnered product or product candidates;
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
In May 2017, we sold $517.5 million aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At March 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
At March 31, 2021, we had approximately 865 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, impact of the commercial launch of ONGENTYS and ORIAHNN, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the quarter ended March 31, 2021, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
Our net operating loss, or NOL, carryforwards generated in tax years beginning on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable US tax law. Under the Tax Act, as modified by the CARES Act, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our pre-2018 NOL carryforwards may expire prior to being used and our NOL carryforwards generated in tax years beginning after December 31, 2017, will be subject to a percentage limitation to the extent utilized in tax years beginning after December 31, 2020 and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California passed legislation imposing limits on the usability of California state NOLs and certain tax credits in tax years beginning after 2019 and before 2023. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
*Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
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
In addition, on December 31, 2020, we determined, based on our facts and circumstances, that it was more likely than not that a substantial portion of our deferred tax assets would be realized and, as a result, substantially all of our valuation allowance against our deferred tax assets was released. Therefore, beginning in 2021, we commenced recording income tax expense at an estimated tax rate that will likely approximate statutory tax rates, which could result in a significant reduction in our net income and net income per share.
*The price of our common stock is volatile.
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $83 per share to approximately $136 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
In addition, we recently became a member of the S&P MidCap 400 index. If we cease to be represented in the S&P MidCap 400 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, certain institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At March 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
Additionally, in March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms. Among the provisions of the ACA of importance to our drug products and potential drug candidates are:
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
There have been executive legal and political challenges to certain aspects of the ACA. Since January 2017, several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a US District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The US Supreme Court is currently reviewing the constitutionality of the ACA. Although it is unknown when a decision will be made, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the US Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under

Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all US states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the US District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives; and
•analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state laws that require disclosure of price increases above certain identified thresholds as well as of new commercial launches in the state; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug take back” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Compliance with evolving US and global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

10.1*	Description:	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011

10.2*	Description:	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxembourg S.a.r.l.

10.3*	Description:	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company

10.4*	Description:	License Agreement dated February 9, 2017 between BIAL- Portela & CA, S.A. and the Company

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
______________
* Certain information in this exhibit is omitted because it is both not material and is the type that the registrant treats as private or confidential.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: May 5, 2021	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)