Form 10-Q
period 2021-06-30
NEUROCRINE BIOSCIENCES INC
filed 2021-08-03
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 94,646,427 as of July 28, 2021.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$368.0	$187.1
Debt securities available-for-sale, at fair value (amortized cost $516.3 million at June 30, 2021 and $612.4 million at December 31, 2020)	516.9	613.9
Accounts receivable	158.5	157.1
Inventories	28.3	28.0
Other current assets	38.4	30.1
Total current assets	1,110.1	1,016.2
Deferred tax assets	316.1	319.4
Debt securities available-for-sale, at fair value (amortized cost $337.9 million at June 30, 2021 and $226.7 million at December 31, 2020)	337.8	227.1
Right-of-use assets	100.3	82.8
Equity securities	38.9	38.2
Property and equipment, net	50.0	44.6
Other assets	3.2	6.4
Total assets	$1,956.4	$1,734.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$190.9	$168.7
Other current liabilities	22.0	17.8
Total current liabilities	212.9	186.5
Convertible senior notes	326.3	317.9
Operating lease liabilities	109.0	94.4
Other long-term liabilities	29.0	9.7
Total liabilities	677.2	608.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 220.0 shares authorized; issued and outstanding shares were 94.6 at June 30, 2021 and 93.5 at December 31, 2020	0.1	0.1
Additional paid-in capital	1,929.4	1,849.7
Accumulated other comprehensive income	0.7	1.8
Accumulated deficit	(651.0)	(725.4)
Total stockholders’ equity	1,279.2	1,126.2
Total liabilities and stockholders’ equity	$1,956.4	$1,734.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues:
Product sales, net	$266.8	$267.6	$497.8	$498.7
Collaboration revenue	22.1	34.8	27.7	40.8
Total revenues	288.9	302.4	525.5	539.5
Operating expenses:
Cost of sales	3.1	2.4	6.0	4.5
Research and development	74.8	80.9	148.0	139.2
Acquired in-process research and development	5.0	46.0	5.0	46.0
Selling, general and administrative	143.2	96.5	272.2	214.3
Total operating expenses	226.1	225.8	431.2	404.0
Operating income	62.8	76.6	94.3	135.5
Other (expense) income:
Interest expense	(6.2)	(8.3)	(12.6)	(16.5)
Unrealized gain (loss) on equity securities	—	11.3	0.7	(5.2)
Investment income and other, net	0.9	3.6	2.3	8.3
Total other (expense) income, net	(5.3)	6.6	(9.6)	(13.4)
Income before provision for income taxes	57.5	83.2	84.7	122.1
Provision for income taxes	15.2	3.6	10.3	5.1
Net income	42.3	79.6	74.4	117.0
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(0.3)	6.0	(1.1)	3.2
Comprehensive income	$42.0	$85.6	$73.3	$120.2
Net income per share, basic	$0.45	$0.86	$0.79	$1.26
Net income per share, diluted	$0.43	$0.81	$0.76	$1.20
Weighted average common shares outstanding, basic	94.6	93.0	94.4	92.8
Weighted average common shares outstanding, diluted	97.7	98.2	98.0	97.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at March 31, 2021	94.5	$0.1	$1,897.8	$1.0	$(693.3)	$1,205.6
Net income	—	—	—	—	42.3	42.3
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	—	28.6	—	—	28.6
Issuances of common stock under stock plans	0.1	—	3.0	—	—	3.0
Balances at June 30, 2021	94.6	$0.1	$1,929.4	$0.7	$(651.0)	$1,279.2

Balances at March 31, 2020	92.8	$0.1	$1,796.9	$(1.4)	$(1,095.3)	$700.3
Net income	—	—	—	—	79.6	79.6
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	6.0	—	6.0
Share-based compensation expense	—	—	29.5	—	—	29.5
Issuances of common stock under stock plans	0.4	—	15.8	—	—	15.8
Balances at June 30, 2020	93.2	$0.1	$1,842.2	$4.6	$(1,015.7)	$831.2

Balance at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	74.4	74.4
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.1)	—	(1.1)
Share-based compensation expense	—	—	61.5	—	—	61.5
Issuances of common stock under stock plans	1.1	—	18.2	—	—	18.2
Balances at June 30, 2021	94.6	$0.1	$1,929.4	$0.7	$(651.0)	$1,279.2

Balance at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	117.0	117.0
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	3.2	—	3.2
Share-based compensation expense	—	—	52.3	—	—	52.3
Issuances of common stock under stock plans	0.9	—	21.8	—	—	21.8
Balance at June 30, 2020	93.2	$0.1	$1,842.2	$4.6	$(1,015.7)	$831.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income	$74.4	$117.0
Reconciliation of net income to net cash provided by operating activities:
Share-based compensation expense	61.5	52.3
Depreciation	5.1	4.2
Amortization of debt discount	7.9	10.0
Amortization of debt issuance costs	0.6	0.7
Change in fair value of equity security investments	(0.7)	5.2
Deferred income taxes	3.3	—
Other	5.6	0.7
Change in operating assets and liabilities:
Accounts receivable	(1.4)	(21.8)
Inventories	(0.3)	(4.7)
Accounts payable and accrued liabilities	29.0	(5.1)
Other assets and liabilities, net	5.5	(4.1)
Net cash provided by operating activities	190.5	154.4

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(383.1)	(288.6)
Sales and maturities of debt securities available-for-sale	364.2	421.2
Purchases of property and equipment	(8.8)	(6.0)
Net cash (used in) provided by investing activities	(27.7)	126.6

Cash Flows from Financing Activities:
Issuances of common stock under benefit plans	18.2	21.8
Partial repurchase of convertible senior notes	(0.1)	—
Net cash provided by financing activities	18.1	21.8
Change in cash, cash equivalents and restricted cash	180.9	302.8
Cash, cash equivalents and restricted cash at beginning of period	190.3	115.5
Cash, cash equivalents and restricted cash at end of period	$371.2	$418.3

Supplemental Disclosure:
Non-cash capital expenditures	$2.2	$0.9
Right-of-use assets acquired through operating leases	$21.6	$—
Cash paid for interest	$4.3	$5.8
Cash paid for income taxes	$1.6	$—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020, included in our Annual Report on Form 10-K, or the 2020 Form 10-K, filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet as of December 31, 2020, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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

2. Significant Collaboration and Licensing Agreements
Takeda Pharmaceutical Company Limited. We entered into an exclusive license agreement with Takeda Pharmaceutical Company Limited, or Takeda, which became effective in July 2020, to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. Specifically, Takeda granted us an exclusive license to (i) luvadaxistat (NBI-1065844/TAK-831) which we are studying in cognitive impairment associated with schizophrenia, (ii) NBI-1065845 (TAK-653) which we are studying in inadequate response to treatment in major depressive disorder, (iii) NBI-1065846 (TAK-041) which we are studying in anhedonia in depression and (iv) four non-clinical stage assets.
With respect to luvadaxistat, Takeda declined to opt-in to a profit-sharing arrangement and instead will be entitled to receive royalties on the future net sales of such asset (in lieu of equally sharing in the operating profits and losses).
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
In February 2021, we notified Voyager of our termination of the NBIb-1817 for Parkinson’s disease program, which became effective August 2, 2021. The termination does not apply to any other development program other than NBIb-1817 for Parkinson’s disease, and our collaboration and license agreement with Voyager will otherwise continue in effect.
Under the terms of the agreement, Voyager may be entitled to receive payments of up to $1.3 billion upon the achievement of certain milestones, as well as receive royalties on the future net sales of any collaboration product.
BIAL – Portela & Ca, S.A. We acquired the United States, or US, and Canada rights to ONGENTYS® (opicapone) from BIAL in the first quarter of 2017. We launched ONGENTYS in the US in September 2020, after receiving FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients in April 2020. ONGENTYS net product sales were $2.0 million and $3.4 million for the three and six months ended June 30, 2021, respectively.
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

In April 2021, MTPC submitted a marketing authorization application, or MAA, with the Ministry of Health and Welfare in Japan for valbenazine for the treatment of tardive dyskinesia. The MTPC submission of valbenazine triggered a milestone payment of $15.0 million, which we recognized as collaboration revenue in the second quarter of 2021.
We are currently conducting the KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington’s disease patients with chorea. In connection with the ongoing study, we recognized collaboration revenue of $1.3 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and $1.3 million for the six months ended June 30, 2020. At June 30, 2021, $4.4 million of revenue is being deferred in connection with our continuing performance obligations under the collaboration and will be recognized as collaboration revenue over the remaining study period using an input method according to costs incurred to-date relative to estimated total costs associated with the study.
Under the terms of the agreement, we are entitled to receive royalties on the future worldwide net sales of any collaboration product in select territories in Asia and may also be entitled to receive potential future payments of up to $55.0 million upon the achievement of certain milestones.
AbbVie Inc. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie Inc., or AbbVie, to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health.
AbbVie launched ORILISSA® (elagolix tablets) in the US and Canada in August and November 2018, respectively, after receiving FDA and Health Canada approval for ORILISSA for endometriosis in July and October 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the US after receiving FDA approval for ORIAHNN for uterine fibroids in May 2020. We recognized sales-based royalties on AbbVie net sales of ORILISSA and ORIAHNN of $5.9 million and $10.4 million for the three and six months ended June 30, 2021, respectively, and $4.8 million and $9.5 million for the three and six months ended June 30, 2020, respectively.
Under the terms of the agreement, we are entitled to receive royalties on the future worldwide net sales of any collaboration product and may also be entitled to receive potential future payments of up to $366.0 million upon the achievement of certain milestones.
3. Debt Securities
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss), allowance for credit losses, and fair value of debt securities available-for-sale at June 30, 2021, aggregated by major security type and contractual maturity:

(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Allowance for Credit Losses	Fair Value
Commercial paper	Within 1 year	$168.6	$—	$—	$—	$168.6
Corporate debt securities	Within 1 year	212.0	0.5	—	—	212.5
Securities of government-sponsored entities	Within 1 year	135.7	0.1	—	—	135.8
		$516.3	$0.6	$—	$—	$516.9

Corporate debt securities	1 to 2 years	$230.3	$0.1	$(0.2)	$—	$230.2
Securities of government-sponsored entities	1 to 2 years	107.6	0.1	(0.1)	—	107.6
		$337.9	$0.2	$(0.3)	$—	$337.8

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
The following table summarizes debt securities available-for-sale in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021:
Corporate Debt Securities	$211.0	$(0.2)	$—	$—	$211.0	$(0.2)
Securities of government-sponsored entities	34.5	(0.1)	—	—	34.5	(0.1)
	$245.5	$(0.3)	$—	$—	$245.5	$(0.3)
December 31, 2020:
Securities of government-sponsored entities	$95.0	$(0.1)	$—	$—	$95.0	$(0.1)
At June 30, 2021, our security portfolio consisted of 142 securities related to investments in debt securities available-for-sale, of which 56 securities were in an unrealized loss position.
Our investments in corporate debt securities in an unrealized loss position at June 30, 2021 are of high credit quality (rated A or higher). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis.
Accrued interest receivables on debt securities available-for-sale totaled $2.7 million and $3.7 million at June 30, 2021 and December 31, 2020, respectively. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the six months ended June 30, 2021 or 2020.
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
Investments at June 30, 2021, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$368.0	$368.0	$—	$—
Total cash and cash equivalents	368.0	368.0	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	168.6	—	168.6	—
Corporate debt securities	442.7	—	442.7	—
Securities of government-sponsored entities	243.4	—	243.4	—
Total debt securities available-for-sale	854.7	—	854.7	—
Equity securities:
Equity securities–biotechnology industry	38.9	—	—	38.9
Total equity securities	38.9	—	—	38.9
Total recurring fair value measurements	$1,264.8	$371.2	$854.7	$38.9
Investments at December 31, 2020, which were measured at fair value on a recurring basis, consisted of the following:

		Fair Value Measurements Using
(in millions)	Fair Value	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$187.1	$187.1	$—	$—
Total cash and cash equivalents	187.1	187.1	—	—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—
Total restricted cash	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	82.2	—	82.2	—
Corporate debt securities	445.9	—	445.9	—
Securities of government-sponsored entities	312.9	—	312.9	—
Total debt securities available-for-sale	841.0	—	841.0	—
Equity securities:
Equity securities–biotechnology industry	38.2	—	—	38.2
Total equity securities	38.2	—	—	38.2
Total recurring fair value measurements	$1,069.5	$190.3	$841.0	$38.2

The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$38.9	$39.4	$38.2	$55.9
Unrealized gain (loss) included in earnings	—	11.3	0.7	(5.2)
Balance at end of period	$38.9	$50.7	$38.9	$50.7
At June 30, 2021, the discount for lack of marketability used in the valuation analysis of equity security investments ranged from 9.0% to 13.0% (weighted average of 10.5%). The discount for lack of marketability was weighted by the relative fair value of the instruments. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. Unrealized gains and losses on equity security investments are included in other income (expense), net.
5. Inventories
Inventories consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$14.2	$16.6
Work in process	2.6	2.4
Finished goods	11.5	9.0
Total inventories	$28.3	$28.0
6. Cash, Cash Equivalents and Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2021	June 30, 2020
Cash and cash equivalents	$368.0	$415.1
Restricted cash included in other assets	3.2	3.2
Total cash, cash equivalents and restricted cash	$371.2	$418.3
7. Leases
We have operating leases for our office and laboratory facilities, including our corporate headquarters, with terms that expire from 2024 through 2031. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our operating lease right-of-use, or ROU, assets or operating lease liabilities. In connection with our operating leases, in lieu of a cash security deposits, Wells Fargo Bank, N.A., issued letters of credit on our behalf, which are secured by deposits totaling $3.2 million.
The following table presents supplemental operating lease information.

	Six Months Ended June 30,
(in millions, except weighted average data)	2021	2020
Operating lease cost	$7.3	$5.0
Cash paid for amounts included in the measurement of operating lease liabilities	$5.5	$4.3

	June 30, 2021	June 30, 2020
Weighted average remaining lease term	9.2 years	11.0 years
Weighted average discount rate	5.3%	5.8%

The following table presents approximate future minimum lease payments under operating leases.

(in millions)	June 30, 2021
Year ending December 31, 2021 (6 months remaining)	$7.1
Year ending December 31, 2022	16.8
Year ending December 31, 2023	17.5
Year ending December 31, 2024	17.0
Year ending December 31, 2025	15.5
Thereafter	85.4
Total operating lease payments	159.3
Less accreted interest	35.3
Total operating lease liabilities	124.0
Less current operating lease liabilities included in other current liabilities	15.0
Noncurrent operating lease liabilities	$109.0
8. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, and entered into an indenture agreement, or the 2024 Indenture, with respect to the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At June 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
Pursuant to the terms of the 2024 notes, we could not redeem the 2024 Notes prior to May 15, 2021. On or after May 15, 2021, we may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of June 30, 2021) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of June 30, 2021) on each applicable trading day;
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
While the 2024 Notes are currently classified as a long-term liability, the future convertibility and associated balance sheet classification will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.
We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. At June 30, 2021, the remaining period over which the discount on the liability component will be amortized was approximately 2.9 years.
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

The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Principal	$381.2	$381.3
Deferred financing costs	(3.4)	(4.0)
Debt discount, net	(51.5)	(59.4)
Net carrying amount	$326.3	$317.9
The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their seven-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $506.6 million at June 30, 2021 and $514.3 million at December 31, 2020.
9. Net Income Per Share
Net income per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income - basic and diluted	$42.3	$79.6	$74.4	$117.0
Weighted-average common shares outstanding:
Basic	94.6	93.0	94.4	92.8
Effect of dilutive securities:
Stock options	1.8	2.6	1.9	2.5
Restricted stock	0.2	0.5	0.4	0.5
2024 Notes	1.0	2.1	1.2	1.8
Diluted	97.7	98.2	98.0	97.6
Net income per share:
Basic	$0.45	$0.86	$0.79	$1.26
Diluted	$0.43	$0.81	$0.76	$1.20

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	4.7	2.2	3.7	1.4
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
10. Legal Proceedings
In the second quarter of 2021, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. (each an “ANDA Filer”) that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. The ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in July 2021 against (i) Teva Pharmaceuticals, Inc. and its affiliates Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd., (ii) Lupin Limited and its affiliates Lupin Pharmaceuticals, Inc., and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., and its affiliate Crystal Pharmatech Co., Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC. We also filed suit in the U.S. District Court for the District of New Jersey in July 2021 against

Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC seeking to prevent any ANDA Filer from selling a generic version of INGREZZA.
From time to time, we may also become subject to other legal proceedings or claims arising in the ordinary course of our business. We currently believe that none of the claims or actions pending against us is likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reporting on Form 10-Q for the three months ended March 31, 2021.
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
We launched INGREZZA® (valbenazine) in the United States, or US, in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia. In September 2020, we launched ONGENTYS® (opicapone) for Parkinson's disease in the US, leveraging our existing INGREZZA commercial infrastructure. INGREZZA net product sales represent the significant majority of our total net product sales.
Our partner AbbVie Inc., or AbbVie, launched ORILISSA® (elagolix tablets) in the US and Canada in August and November 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the US. We receive royalties at tiered percentage rates on AbbVie net sales of ORILISSA and ORIAHNN.
In addition, we have a rapidly expanding pipeline of potential treatments and gene therapies for diseases such as Huntington’s disease, or HD, congenital adrenal hyperplasia, or CAH, epilepsy, schizophrenia and depression.
Pipeline Updates:
INGREZZA:
•In April 2021, Mitsubishi Tanabe Pharma Corporation, or MTPC, submitted a Marketing Authorization Application, or MAA, with the Ministry of Health and Welfare in Japan for valbenazine for the treatment of tardive dyskinesia. The MTPC submission of valbenazine triggered a milestone payment of $15.0 million, which we recognized as collaboration revenue in the second quarter of 2021.
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
NBIb-1817 (VY-AADC):
•In February 2021, we notified Voyager Therapeutics, Inc., or Voyager, of the termination of our rights to the NBIb-1817 for Parkinson’s disease program, which became effective August 2, 2021. The termination does not apply to any other development program other than NBIb-1817 for Parkinson’s disease, and our collaboration and license agreement with Voyager will otherwise continue in effect.
COVID-19
The global COVID-19 pandemic dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our mission remains unchanged: to discover and develop life-changing treatments for people with serious, challenging and under-addressed disorders.
Although the initial impact of the COVID-19 pandemic has subsided, we are uncertain how more transmissible variants may impact our business. We remain committed to (1) prioritizing the safety, health and well-being of patients and their caregivers, healthcare providers and our employees; (2) ensuring patients with tardive dyskinesia are well supported and have continued uninterrupted access to INGREZZA, for which we currently do not expect any supply disruption; and (3) advancing ongoing clinical studies.
We have developed and implemented plans regarding the partial opening of our sites to enable our employees to return to work in our corporate offices and the field, which plans take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. We continue to evaluate our hybrid work model and the impact of spikes or surges in COVID-19 infection and hospitalization rates.
Most hospitals, community mental health facilities, physicians’ offices, pharmacies, and other healthcare facilities have relaxed their policies that limited access of patients and our employees to such facilities and limited the ability of patients, pharmacies, and prescribers to interact with each other. However, we anticipate these policies may change from time to time as communities grapple with local or regional outbreaks. The ultimate impact of the COVID-19 pandemic, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change. We recognize that this pandemic will continue to present unique challenges for us throughout 2021, and potentially into 2022.
Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
Revenues
The following table presents revenues by category.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
INGREZZA product sales, net	$264.8	$267.6	$494.4	$498.7
ONGENTYS product sales, net	2.0	—	3.4	—
Collaboration revenue	22.1	34.8	27.7	40.8
Total revenues	$288.9	$302.4	$525.5	$539.5
Product Sales, Net. Net product sales were $266.8 million and $497.8 million for the three and six months ended June 30, 2021, respectively, compared with $267.6 million and $498.7 million in the comparable periods last year, reflecting a slowdown in INGREZZA sales volume growth, largely attributable to the impact of COVID-19 on our customers.
Collaboration Revenue. Collaboration revenue reflects royalties earned on AbbVie net sales of ORILISSA and ORIAHNN and license fees earned under our collaboration agreements with AbbVie and MTPC. Collaboration revenue was $22.1 million and $27.7 million for the three and six months ended June 30, 2021, respectively, primarily reflecting the achievement of a $15.0 million milestone associated with MTPC's MAA submission for valbenazine for the treatment of tardive dyskinesia in Japan. For the three and six months ended June 30, 2020, collaboration revenue was $34.8 million and $40.8 million, respectively, primarily reflecting the achievement of a $30.0 million milestone associated with AbbVie’s receipt of FDA approval for ORIAHNN for uterine fibroids in May 2020.
Operating Expenses
Cost of Sales. Cost of sales was $3.1 million and $6.0 million for the three and six months ended June 30, 2021, respectively, compared with $2.4 million and $4.5 million in the comparable periods last year.
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
Late stage consists of costs incurred related to product candidates in Phase II registrational studies and onwards. Early stage consists of costs incurred related to product candidates in post-investigational new drug application, or IND, through Phase II non-registrational studies. Research and discovery consists of pre-IND costs. Milestone expenses reflect payments made in connection with our collaborative and other relationships. Payroll and benefits consists of costs incurred for salaries and wages, payroll taxes, benefits and share-based compensation associated with employees involved in R&D activities. Share-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued. Facilities and other consists of indirect costs incurred in support of overall

R&D activities and non-specific programs, including activities that benefit multiple programs, such as management costs, as well as depreciation, information technology and facility-based expenses. Such costs are not allocated to a specific program or stage.
The following table presents R&D expense by category:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Late stage	$13.1	$13.1	$26.1	$26.1
Early stage	8.4	5.7	13.9	10.3
Research and discovery	11.7	10.6	21.1	19.8
Milestone expenses	—	20.0	—	20.0
Payroll and benefits	29.1	25.2	64.5	49.1
Facilities and other	12.5	6.3	22.4	13.9
Total R&D expense	$74.8	$80.9	$148.0	$139.2
R&D expense was $74.8 million and $148.0 million for the three and six months ended June 30, 2021, respectively, compared with $80.9 million and $139.2 million in the comparable periods last year, primarily reflecting increased investment and headcount to support advancing our expanded clinical portfolio. R&D expense for the six months ended June 30, 2021, also reflects higher personnel expenses driven by a non-cash share-based compensation charge of $6.4 million related to the modification of certain share-based awards.
Acquired In-Process Research and Development. Acquired in-process research and development, or IPR&D, expense was $5.0 million for the three months ended June 30, 2021. In the comparable period last year, IPR&D expense was $46.0 million in connection with the payment of the upfront fee pursuant to our collaboration and license agreement with Idorsia.
Selling, General and Administrative. Selling, general and administrative, or SG&A, expense was $143.2 million and $272.2 million for the three and six months ended June 30, 2021, respectively, compared with $96.5 million and $214.3 million in the comparable periods last year, primarily reflecting increased investment to support our commercial initiatives, including the May 2021 launch of our INGREZZA direct-to-consumer advertising campaign, "TD Spotlight".
Other (Expense) Income, Net
Other expense, net, was $5.3 million and $9.6 million for the three and six months ended June 30, 2021, respectively, compared with other income, net, of $6.6 million for the three months ended June 30, 2020, and other expense, net, of $13.4 million for the six months ended June 30, 2020. Periodic fluctuations in other expense, net, primarily reflect unrealized gains or losses recognized to adjust our equity investments in Voyager and Xenon Pharmaceuticals Inc. to fair value.
Provision for Income Taxes
Our provision for income taxes was $15.2 million and $10.3 million for the three and six months ended June 30, 2021, respectively, compared with $3.6 million and $5.1 million in the comparable periods last year. Our effective tax rate for the three and six months ended June 30, 2021 was lower than federal and state statutory rates primarily due to excess tax benefits related to share-based compensation. On December 31, 2020, we released substantially all of our valuation allowance against our net operating losses and other deferred tax assets. Beginning in the first quarter of 2021, we began recording a provision for income taxes using an effective tax rate approximating federal and state statutory rates. Due to our ability to offset our pre-tax income against previously benefited federal net operating losses, no federal cash tax is expected in 2021.
Net Income
Net income was $42.3 million, or $0.43 diluted earnings per share, and $74.4 million, or $0.76 diluted earnings per share, for the three and six months ended June 30, 2021, compared with $79.6 million, or $0.81 diluted earnings per share, and $117.0 million, or $1.20 diluted earnings per share, in the comparable periods last year, primarily reflecting increased investment to support our commercial initiatives, including the May 2021 launch of our INGREZZA direct-to-consumer advertising campaign, "TD Spotlight", investment in our expanded clinical portfolio and an increase in our provision for income taxes.
Liquidity and Capital Resources
At June 30, 2021, our cash, cash equivalents and debt security investments totaled $1.2 billion compared with $1.0 billion at December 31, 2020.

Net cash provided by operating activities was $190.5 million for the six months ended June 30, 2021, compared with $154.4 million in the comparable period last year, primarily reflecting timing of working capital receipts and payments partially offset by lower net income on increased investment to support our expanded clinical portfolio and commercial initiatives. The six months ended June 30, 2020 includes $46.0 million of upfront fees paid to Idorsia in connection with the execution of our collaboration and license agreement in May 2020.
Net cash used in investing activities was $27.7 million for the six months ended June 30, 2021, compared with net cash provided by investing activities of $126.6 million in the comparable period last year, reflecting timing differences related to purchases, sales, and maturities of debt securities available-for-sale and changes in our portfolio-mix.
Net cash provided by financing activities was $18.1 million for the six months ended June 30, 2021, compared with $21.8 million in the comparable period last year, primarily reflecting proceeds from issuances of our common stock.
Convertible Senior Notes. In May 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At June 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. On or after May 15, 2021, we may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of June 30, 2021) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 1% change in interest rates were to have occurred on June 30, 2021, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the second quarter of 2021, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. (each an “ANDA Filer”) that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. The ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in July 2021 against (i) Teva Pharmaceuticals, Inc. and its affiliates Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd., (ii) Lupin Limited and its affiliates Lupin Pharmaceuticals, Inc., and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., and its affiliate Crystal Pharmatech Co., Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC. We also filed suit in the U.S. District Court for the District of New Jersey in July 2021 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC seeking to prevent any ANDA Filer from selling a generic version of INGREZZA.
From time to time, we may also become subject to other legal proceedings or claims arising in the ordinary course of our business. We currently believe that none of the claims or actions pending against us is likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters.
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
•If we are unable to retain and recruit qualified employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA.
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
Risks Related to Our Company
*We may not be able to continue to successfully commercialize INGREZZA, ONGENTYS, or any of our product candidates if they are approved in the future.
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
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. Some hospitals, community mental health facilities, and other healthcare facilities have implemented policies that limit access of our sales representatives, medical affairs personnel, and patients to such facilities. However, we anticipate these policies may change from time to time as communities or regions grapple with local or regional outbreaks. In addition, many health care practitioners have adopted telehealth for patient interactions, which may impact the ability of the health care practitioner to diagnose tardive dyskinesia. Further, during the COVID-19 pandemic, the use of physician telehealth services increased, fueled in part by an expansion of coverage and reimbursement from government and other payors. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading potentially fewer patients to be diagnosed and referred for treatment. The ultimate impact of the COVID-19 pandemic, including any lasting effects on the way we conduct our business, is highly uncertain and subject to change. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.
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
If the medical community, patients and payors do not continue to accept our products as being safe, effective, superior and/or cost-effective, we may not generate sufficient revenue.
*Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products or impose policies that could limit our product revenues and delay sustained profitability.
Our ability to continue to commercialize INGREZZA successfully or to successfully commercialize ONGENTYS, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of health care and the price of prescription drugs through various means may impact our revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.
Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available regardless of whether they are approved by the FDA for that particular use. Coverage decisions by payors for our competitors' products may also impact coverage for our products.
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
There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs or indications, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition, gene therapy treatments, which we are developing pursuant to our collaboration and license agreement with Voyager, face additional uncertainty related to pricing and reimbursement. As an example, there are a limited number of gene therapy products currently approved for coverage and reimbursement by the Centers for Medicare & Medicaid Services, or CMS.
If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize INGREZZA, ONGENTYS or any other product candidate for which we obtain marketing approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, during the early months of the COVID-19 pandemic, the use of physician telehealth services rapidly increased, fueled by an unprecedented expansion of coverage and reimbursement across insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading potentially fewer patients to be diagnosed and referred for treatment.
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
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, the COVID-19 pandemic has resulted in increased travel restrictions and the shutdown or delay of business activities in various regions. In response the COVID-19 pandemic, we implemented a remote work model in early March 2020 for all employees except certain key essential members involved in business-critical activities. We have implemented plans to enable our employees to return to work in our corporate offices and the field, which plans take into account applicable public health authority and local government guidelines and which are designed to ensure community and employee safety. The effects of our remote work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although the immediate impact of the COVID-19 pandemic has subsided, the effects of the pandemic continue to rapidly evolve and we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.
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
The COVID-19 pandemic, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic is currently resulting in disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock.

The effects of the COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations.
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
Developments by others (including the development of generic equivalents) may render our product candidates or technologies obsolete or noncompetitive.
We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, essential tremor, classic congenital adrenal hyperplasia, pain, Parkinson’s disease, Friedreich’s ataxia, and other neurological and endocrine-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful, (including the development of generic equivalents) the market for our products may be reduced or eliminated.
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
•The investigational treatment luvadaxistat for the cognitive impairment associated with schizophrenia, or CIAS, may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA approved treatments specifically indicated for CIAS.

•Our investigational treatments for potential use in endocrinology, neurology, and psychiatry, as well as our investigational gene therapies, may in the future compete with numerous approved products and development-stage programs being pursued by several other companies.
Compared to us, many of our competitors and potential competitors have substantially greater:
•capital resources;
•sales and marketing experience;
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
•clinical trial results may not replicate the results of earlier, smaller trials;
•the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;
•we or the FDA or similar foreign regulatory authorities may suspend the trials;
•the results may not be statistically significant;

•clinical site initiation or patient recruitment and enrollment may be slower or more difficult than expected;
•the FDA may not accept the data from any trial or trial site outside of the US;
•patients may drop out of the trials;
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•regulatory requirements may change.
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. In addition, due to the impact of the COVID-19 pandemic, clinical site initiation and new patient enrollment has been negatively impacted. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the development and commercialization of INGREZZA for movement disorders in Japan and other select Asian markets. We also rely on BIAL for the commercial supply of ONGENTYS. In addition, we collaborate with Xenon for the development of NBI-921352, Idorsia for the development of NBI-827104 and Takeda for the development of luvadaxistat, NBI-1065845, and NBI-1065846.
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
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson’s disease patients, and in September 2020, we launched the commercial sale of ONGENTYS with our existing commercial infrastructure. The successful commercialization of ONGENTYS is subject to many risks, and there are numerous examples of unsuccessful product launches and failures, including by pharmaceutical companies with more experience and resources than us. If we are unable to effectively train our employees and equip them with effective materials, including medical and sales literature to help them inform and educate health care practitioners about the benefits of ONGENTYS and its proper administration, our commercialization of ONGENTYS may not be successful. Even if we are successful in effectively training and equipping our sales force, there are many factors that could cause the commercialization of ONGENTYS to be unsuccessful, including a number of factors that are outside our control. Health care practitioners may not prescribe ONGENTYS and patients may be unwilling to use ONGENTYS if insurance coverage is not provided or reimbursement is inadequate. In addition, our ability to train our employees and effectively communicate with potential prescribers could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.
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
At June 30, 2021, we had approximately 884 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially now that we have a commercial sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA.
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
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
We depend on independent clinical investigators and contract research organizations, or CROs, to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If our independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, or not in compliance with Good Clinical Practices, it may delay or prevent the approval of our regulatory applications and our introduction of new treatments. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.

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
In the event the conditional conversion feature of the 2024 Notes is triggered, holders of 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such. We are not aware of any events or market conditions that would allow us to redeem the 2024 Notes or the holders of the 2024 Notes to convert the 2024 Notes for the quarterly period ended June 30, 2021, or as of the date of this report.
*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At June 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
•commercialize ONGENTYS for Parkinson’s disease;
•seek regulatory approvals for our product candidates or for additional indications for our current products;
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, impact of the commercial launch of ONGENTYS and ORIAHNN, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the quarter ended June 30, 2021, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $86 per share to approximately $136 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
*Our customers are concentrated and therefore the loss of a significant customer may harm our business.
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and a specialty distributor, and all of our product sales of INGREZZA are to these customers. Two of these customers represented approximately 85% of our total product revenue for the six months ended June 30, 2021 and a significant majority of our accounts receivable balance at June 30, 2021. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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

•the cost of commercialization activities and arrangements, including manufacturing of our product candidates; and
•the cost of any strategic alliances, collaborations, product in-licensing or acquisitions.
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At June 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
Risks Related to Our Industry
If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products .
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
In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. In addition, potential competitors have in the past and may in the future file an ANDA with the FDA seeking approval to market a generic version of our products before the expiration of the patents covering our products. To prevent infringement or unauthorized use, we have in the past and may in the future need to file infringement claims, which are expensive and time-consuming. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. For a more detailed description of these matters, see Note 10 to the condensed consolidated financial statements included in this report. In addition, in an infringement proceeding a court may decide that a patent of ours or a patent of a competitor of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Interference proceedings declared by the US Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the US.
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
Since January 2017, several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA have been put into place. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. The Tax Act includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a US District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the US Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The US Supreme Court is currently reviewing the constitutionality of the ACA. Although it is unknown when a decision will be made, on January 28, 2021, June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the US Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all US states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the US District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Model interim final rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. It is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
•the Health Insurance Portability and Accountability Act, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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
*Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. For a more detailed description of these matters, see Note 10 to the condensed consolidated financial statements included in this report.
Litigation related to these disputes may be costly and time-consuming and could materially and adversely impact our financial position and results of operations if resolved against us. In addition, the uncertainty associated with litigation could lead to increased volatility in our stock price.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: August 3, 2021	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)