Form 10-Q
period 2021-09-30
NEUROCRINE BIOSCIENCES INC
filed 2021-11-01
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 94,866,693 as of October 27, 2021.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$311.1	$187.1
Debt securities available-for-sale, at fair value (amortized cost $454.6 million at September 30, 2021 and $612.4 million at December 31, 2020)	454.8	613.9
Accounts receivable	163.8	157.1
Inventories	25.5	28.0
Other current assets	50.5	30.1
Total current assets	1,005.7	1,016.2
Deferred tax assets	310.4	319.4
Debt securities available-for-sale, at fair value (amortized cost $513.8 million at September 30, 2021 and $226.7 million at December 31, 2020)	513.7	227.1
Right-of-use assets	97.9	82.8
Equity securities	35.3	38.2
Property and equipment, net	51.1	44.6
Other assets	3.2	6.4
Total assets	$2,017.3	$1,734.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$205.9	$168.7
Other current liabilities	20.0	17.8
Total current liabilities	225.9	186.5
Convertible senior notes	330.7	317.9
Operating lease liabilities	106.4	94.4
Other long-term liabilities	8.3	9.7
Total liabilities	671.3	608.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 220.0 shares authorized; issued and outstanding shares were 94.8 at September 30, 2021 and 93.5 at December 31, 2020	0.1	0.1
Additional paid-in capital	1,974.0	1,849.7
Accumulated other comprehensive income	0.4	1.8
Accumulated deficit	(628.5)	(725.4)
Total stockholders’ equity	1,346.0	1,126.2
Total liabilities and stockholders’ equity	$2,017.3	$1,734.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Revenues:
Net product sales	$288.8	$254.1	$786.6	$752.8
Collaboration revenues	7.2	4.4	34.9	45.2
Total revenues	296.0	258.5	821.5	798.0
Operating expenses:
Cost of sales	4.2	2.7	10.2	7.2
Research and development	92.7	69.1	240.7	208.3
Acquired in-process research and development	—	118.5	5.0	164.5
Selling, general and administrative	154.6	112.5	426.8	326.8
Total operating expenses	251.5	302.8	682.7	706.8
Operating income (loss)	44.5	(44.3)	138.8	91.2
Other (expense) income:
Interest expense	(6.6)	(8.5)	(19.2)	(25.0)
Unrealized loss on equity securities	(8.2)	(7.0)	(7.5)	(12.2)
Investment income and other, net	0.8	2.7	3.1	11.0
Total other expense, net	(14.0)	(12.8)	(23.6)	(26.2)
Income (loss) before provision for income taxes	30.5	(57.1)	115.2	65.0
Provision for income taxes	8.0	0.5	18.3	5.6
Net income (loss)	22.5	(57.6)	96.9	59.4
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(0.3)	(1.4)	(1.4)	1.8
Comprehensive income (loss)	$22.2	$(59.0)	$95.5	$61.2
Net income (loss) per share, basic	$0.24	$(0.62)	$1.03	$0.64
Net income (loss) per share, diluted	$0.23	$(0.62)	$0.99	$0.61
Weighted average common shares outstanding, basic	94.7	93.3	94.5	93.0
Weighted average common shares outstanding, diluted	97.7	93.3	97.9	98.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at June 30, 2021	94.6	$0.1	$1,929.4	$0.7	$(651.0)	$1,279.2
Net income	—	—	—	—	22.5	22.5
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(0.3)	—	(0.3)
Share-based compensation expense	—	—	37.1	—	—	37.1
Issuances of common stock under stock plans	0.2	—	7.5	—	—	7.5
Balances at September 30, 2021	94.8	$0.1	$1,974.0	$0.4	$(628.5)	$1,346.0

Balances at June 30, 2020	93.2	$0.1	$1,842.2	$4.6	$(1,015.7)	$831.2
Net loss	—	—	—	—	(57.6)	(57.6)
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.4)	—	(1.4)
Share-based compensation expense	—	—	26.7	—	—	26.7
Issuances of common stock under stock plans	0.2	—	5.4	—	—	5.4
Balances at September 30, 2020	93.4	$0.1	$1,874.3	$3.2	$(1,073.3)	$804.3

Balance at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	96.9	96.9
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.4)	—	(1.4)
Share-based compensation expense	—	—	98.6	—	—	98.6
Issuances of common stock under stock plans	1.3	—	25.7	—	—	25.7
Balances at September 30, 2021	94.8	$0.1	$1,974.0	$0.4	$(628.5)	$1,346.0

Balance at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	59.4	59.4
Unrealized gain on debt securities available-for-sale, net of tax	—	—	—	1.8	—	1.8
Share-based compensation expense	—	—	79.0	—	—	79.0
Issuances of common stock under stock plans	1.1	—	27.2	—	—	27.2
Balance at September 30, 2020	93.4	$0.1	$1,874.3	$3.2	$(1,073.3)	$804.3
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash Flows from Operating Activities:
Net income	$96.9	$59.4
Reconciliation of net income to net cash provided by operating activities:
Share-based compensation expense	98.6	79.0
Depreciation	7.9	6.4
Amortization of debt discount	12.1	15.2
Amortization of debt issuance costs	0.8	1.0
Change in fair value of equity security investments	7.5	12.2
Deferred income taxes	9.0	—
Other	7.7	1.7
Change in operating assets and liabilities:
Accounts receivable	(6.7)	(30.3)
Inventories	2.5	(3.4)
Accounts payable and accrued liabilities	37.7	28.1
Other assets and liabilities, net	(21.7)	(35.3)
Net cash provided by operating activities	252.3	134.0

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(658.7)	(399.2)
Sales and maturities of debt securities available-for-sale	523.9	557.4
Purchases of equity securities	(4.6)	—
Purchases of property and equipment	(14.5)	(6.4)
Net cash (used in) provided by investing activities	(153.9)	151.8

Cash Flows from Financing Activities:
Issuances of common stock under benefit plans	25.7	27.2
Partial repurchase of convertible senior notes	(0.1)	—
Net cash provided by financing activities	25.6	27.2
Change in cash, cash equivalents and restricted cash	124.0	313.0
Cash, cash equivalents and restricted cash at beginning of period	190.3	115.5
Cash, cash equivalents and restricted cash at end of period	$314.3	$428.5

Supplemental Disclosure:
Non-cash capital expenditures	$0.3	$1.1
Right-of-use assets acquired through operating leases	$21.6	$—
Cash paid for interest	$4.3	$5.8
Cash paid for income taxes	$3.4	$0.4
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
Recently Issued Accounting Pronouncements.
ASU 2020-06. In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, ASU 2020-06 removes the separation models for convertible instruments with cash or beneficial conversion features. Instead, entities will account for convertible debt instruments wholly as debt, unless certain other conditions are met. The adoption of ASU 2020-06 is expected to prospectively reduce reported interest expense and increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share, or EPS, which is expected to result in more dilutive EPS results. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We plan to adopt ASU 2020-06 effective January 1, 2022 using the modified retrospective transition method.
2. Significant Collaboration and Licensing Agreements
Takeda Pharmaceutical Company Limited, or Takeda. We entered into an exclusive license agreement with Takeda, which became effective in July 2020, to develop and commercialize certain compounds in Takeda’s early to mid-stage psychiatry pipeline. Specifically, Takeda granted us an exclusive license to (i) luvadaxistat (NBI-1065844/TAK-831) which we are studying in cognitive impairment associated with schizophrenia, (ii) NBI-1065845 (TAK-653) which we are studying in inadequate response to treatment in major depressive disorder, (iii) NBI-1065846 (TAK-041) which we are studying in anhedonia in depression and (iv) four non-clinical stage assets. Under the terms of the agreement, Takeda may be entitled to receive potential future payments of up to $1.9 billion upon the achievement of certain milestones associated with luvadaxistat and the four non-clinical stage assets, as well as receive royalties on the future net sales of such assets.
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
Idorsia Pharmaceuticals Ltd., or Idorsia. In May 2020, we entered a collaboration and licensing agreement with Idorsia to license the global rights to NBI-827104 (ACT-709478), a potent, selective, orally active and brain penetrating T-type calcium channel blocker, in clinical development for the treatment of a rare pediatric epilepsy. Under the terms of the agreement, Idorsia may be entitled to receive potential future payments of up to $1.7 billion upon the achievement of certain milestones as well as receive royalties on the future net sales of any collaboration product.
Xenon Pharmaceuticals Inc., or Xenon. In December 2019, we entered into a license and collaboration agreement with Xenon to identify, research, and develop sodium channel inhibitors, including clinical candidate NBI-921352 (XEN901) and three preclinical candidates. Under the terms of the agreement, Xenon may be entitled to receive potential future payments of up to $1.7 billion upon the achievement of certain milestones as well as receive royalties on the future net sales of any collaboration product.
In September 2021, we received approval of a clinical trial application, or CTA, submitted in the European Union for NBI-921352 for the treatment of focal-onset seizures in adults. In connection with the approval of the CTA for NBI-921352, we paid Xenon a regulatory milestone of $10.0 million, of which we expensed $4.5 million as research and development in the third quarter of 2021, and purchased 0.3 million shares of Xenon’s common stock (at $19.9755 per share) for $5.5 million. The purchased shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions applicable to the shares. Further, we recorded a charge of $0.9 million to research and development to reflect the premium paid on our purchase of the shares on the measurement date.
Voyager Therapeutics, Inc., or Voyager. We entered into a collaboration and license agreement with Voyager, which became effective in March 2019, to develop and commercialize four programs using Voyager’s proprietary gene therapy platform. The four programs consist of the NBIb-1817 (VY-AADC) for Parkinson’s disease program, the Friedreich’s ataxia program and the rights to two undisclosed programs. In February 2021, we notified Voyager of our termination of the NBIb-1817 for Parkinson’s disease program, which became effective August 2, 2021. The termination does not apply to any other development program other than NBIb-1817 for Parkinson’s disease, and our collaboration and license agreement with Voyager will otherwise continue in effect. Under the terms of the agreement, Voyager may be entitled to receive potential future payments of up to $1.3 billion upon the achievement of certain milestones, as well as receive royalties on the future net sales of any collaboration product.
BIAL – Portela & Ca, S.A., or BIAL. In February 2017, we entered into an exclusive license agreement with BIAL to acquire the United States, or US, and Canada rights to ONGENTYS® (opicapone). Under the terms of the agreement, BIAL may be entitled to receive potential future payments of up to $75.0 million upon the achievement of certain milestones.

We launched ONGENTYS in the US in September 2020, after receiving FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients in April 2020.
Mitsubishi Tanabe Pharma Corporation, or MTPC. In March 2015, we entered into a collaboration and license agreement with MTPC for the development and commercialization of INGREZZA® (valbenazine) for movement disorders in Japan and other select Asian markets. Under the terms of the agreement, we are entitled to receive royalties on the future worldwide net sales of any collaboration product in select territories in Asia and may also be entitled to receive potential future payments of up to $55.0 million upon the achievement of certain milestones.
In April 2021, MTPC submitted a marketing authorization application, or MAA, with the Ministry of Health and Welfare in Japan for valbenazine for the treatment of tardive dyskinesia. The MTPC submission of the MAA for valbenazine triggered a milestone payment of $15.0 million, which we recognized as milestone revenue in the second quarter of 2021.
We are currently conducting the KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington disease patients with chorea. In connection with our performance of the study, we recognized non-cash collaboration revenue of $0.9 million and $3.3 million, respectively, in the three and nine months ended September 30, 2021, and $0.5 million and $1.8 million, respectively, in the three and nine months ended September 30, 2020. As of September 30, 2021, $3.5 million of revenue is being deferred in connection with our continuing performance obligations under the collaboration and will be recognized as non-cash collaboration revenue over the remaining study period using an input method according to costs incurred to-date relative to estimated total costs associated with the study.
AbbVie Inc., or AbbVie. In June 2010, we entered into an exclusive worldwide collaboration with AbbVie to develop and commercialize elagolix and all next-generation gonadotropin-releasing factor antagonists for women’s and men’s health. Under the terms of the agreement, we are entitled to receive royalties on the future worldwide net sales of any collaboration product and may also be entitled to receive potential future payments of up to $366.0 million upon the achievement of certain milestones.
AbbVie launched ORILISSA® (elagolix tablets) in the US and Canada in August and November 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the US. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix. We recognized elagolix royalty revenue of $5.9 million and $16.3 million, respectively, in the three and nine months ended September 30, 2021, and $3.9 million and $13.4 million, respectively, in the three and nine months ended September 30, 2020.
3. Debt Securities
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss), and fair value of debt securities available-for-sale, aggregated by major security type and contractual maturity.

		September 30, 2021				December 31, 2020
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$208.6	$—	$—	$208.6	$82.2	$—	$—	$82.2
Corporate debt securities	0 to 1 years	170.6	0.2	—	170.8	299.3	1.4	—	300.7
Securities of government-sponsored entities	0 to 1 years	75.4	—	—	75.4	230.9	0.1	—	231.0
		$454.6	$0.2	$—	$454.8	$612.4	$1.5	$—	$613.9

Corporate debt securities	1 to 2 years	$328.6	$0.2	$(0.3)	$328.5	$144.8	$0.4	$—	$145.2
Securities of government-sponsored entities	1 to 2 years	185.2	0.1	(0.1)	185.2	81.9	0.1	(0.1)	81.9
		$513.8	$0.3	$(0.4)	$513.7	$226.7	$0.5	$(0.1)	$227.1
As of September 30, 2021, our security portfolio consisted of 160 securities related to investments in debt securities available-for-sale, of which 82 securities were in an unrealized loss position.
Our investments in corporate debt securities in an unrealized loss position as of September 30, 2021 are of high credit quality (rated A or higher). Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. We did not recognize an allowance for credit losses as of September 30, 2021 or December 31, 2020.
The following table summarizes debt securities available-for-sale in an unrealized loss position for less than 12 months, aggregated by major security type. There were no debt securities available-for-sale in an unrealized loss position for longer than 12 months as of September 30, 2021 or December 31, 2020.

	September 30, 2021		December 31, 2020
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Debt Securities	$298.5	$(0.3)	$—	$—
Securities of government-sponsored entities	107.3	(0.1)	95.0	(0.1)
	$405.8	$(0.4)	$95.0	$(0.1)
Accrued interest receivables on debt securities available-for-sale totaled $2.8 million and $3.7 million as of September 30, 2021 and December 31, 2020, respectively. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the nine months ended September 30, 2021 or 2020.
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
Investments in equity securities of certain companies that are subject to certain holding period restrictions are classified as Level 3 and carried at fair value using an option pricing valuation model. The most significant assumptions within the option pricing valuation model are the stock price volatility, which is based on the historical volatility of similar companies, and the discount for lack of marketability related to the term of the restrictions.
The carrying amounts of accounts receivable and accounts payable and accrued liabilities approximate their fair values due to their short-term maturities.

Investments, which were measured at fair value on a recurring basis, consisted of the following:

	September 30, 2021				December 31, 2020
	Fair Value	Fair Value Measurements Using			Fair Value	Fair Value Measurements Using
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$311.1	$311.1	$—	$—	$187.1	$187.1	$—	$—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	208.6	—	208.6	—	82.2	—	82.2	—
Corporate debt securities	499.3	—	499.3	—	445.9	—	445.9	—
Securities of government-sponsored entities	260.6	—	260.6	—	312.9	—	312.9	—
Equity securities:
Equity securities–biotechnology industry	35.3	—	—	35.3	38.2	—	—	38.2
	$1,318.1	$314.3	$968.5	$35.3	$1,069.5	$190.3	$841.0	$38.2
The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$38.9	$50.7	$38.2	$55.9
Purchases (1)	4.6	—	4.6	—
Unrealized loss included in earnings	(8.2)	(7.0)	(7.5)	(12.2)
Balance at end of period	$35.3	$43.7	$35.3	$43.7
_________________________
(1) In September 2021, we purchased 0.3 million shares of Xenon's common stock, valued at $4.6 million on the date of purchase, in connection with the approval of the CTA for NBI-921352.
As of September 30, 2021, the discount for lack of marketability used in the valuation analysis of equity security investments ranged from 2.5% to 7.5% (weighted average of 3.9%). The discount for lack of marketability was weighted by the relative fair value of the instruments. A significant increase (decrease) in the discount for lack of marketability in isolation would result in a significantly lower (higher) fair value measurement. Unrealized gains and losses on equity security investments are included in other income (expense), net.
5. Inventories
Inventories consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$13.0	$16.6
Work in process	1.3	2.4
Finished goods	11.2	9.0
Total inventories	$25.5	$28.0
6. Cash, Cash Equivalents and Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2021	September 30, 2020
Cash and cash equivalents	$311.1	$425.3
Restricted cash included in other assets	3.2	3.2
Total cash, cash equivalents and restricted cash	$314.3	$428.5

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
The following table presents supplemental operating lease information.

	Nine Months Ended September 30,
(in millions, except weighted average data)	2021	2020
Operating lease cost	$11.2	$7.4
Cash paid for amounts included in the measurement of operating lease liabilities	$9.1	$6.4

	September 30, 2021	September 30, 2020
Weighted average remaining lease term	9.0 years	10.5 years
Weighted average discount rate	5.3%	5.8%
The following table presents approximate future minimum lease payments under operating leases.

(in millions)	September 30, 2021
Year ending December 31, 2021 (3 months remaining)	$3.5
Year ending December 31, 2022	16.8
Year ending December 31, 2023	17.5
Year ending December 31, 2024	17.0
Year ending December 31, 2025	15.5
Thereafter	85.4
Total operating lease payments	155.7
Less accreted interest	33.8
Total operating lease liabilities	121.9
Less current operating lease liabilities included in other current liabilities	15.5
Noncurrent operating lease liabilities	$106.4
8. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of the 2024 Notes and entered into an indenture agreement, or the 2024 Indenture, with respect to the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. At September 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
Pursuant to the terms of the 2024 notes, we could not redeem the 2024 Notes prior to May 15, 2021. On or after May 15, 2021, we may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of September 30, 2021) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of September 30, 2021) on each applicable trading day;

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
We are required to separately account for the liability and equity components of the 2024 Notes as they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2024 Notes, which is amortized over the seven-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. At September 30, 2021, the remaining period over which the discount on the liability component will be amortized was approximately 2.6 years.
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
The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Principal	$381.2	$381.3
Deferred financing costs	(3.2)	(4.0)
Debt discount, net	(47.3)	(59.4)
Net carrying amount	$330.7	$317.9
The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their seven-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $497.7 million at September 30, 2021 and $514.3 million at December 31, 2020.
9. Net Income (Loss) Per Share
Net income (loss) per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income (loss) - basic and diluted	$22.5	$(57.6)	$96.9	$59.4
Weighted-average common shares outstanding:
Basic	94.7	93.3	94.5	93.0
Effect of dilutive securities:
Stock options	1.8	—	1.9	2.5
Restricted stock (1)	0.2	—	0.3	0.5
2024 Notes (2)	1.0	—	1.1	2.0
Diluted	97.7	93.3	97.9	98.0
Net income (loss) per share:
Basic	$0.24	$(0.62)	$1.03	$0.64
Diluted	$0.23	$(0.62)	$0.99	$0.61

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	4.5	10.9	4.0	2.3
_________________________
(1) In August 2021, our board of directors approved an equity grant in the form of restricted stock units, or RSUs, to our full-time employees other than our executive officers, consisting of approximately 0.5 million RSUs, which will vest over a period of two years.

(2) Convertible debt instruments that may be settled entirely or partly in cash (such as the 2024 Notes) may, in certain circumstances where the borrower has the ability and intent to settle in cash, be accounted for under the treasury stock method. We issued the 2024 Notes with a combination settlement feature, which we have the ability and intent to use upon conversion of the 2024 Notes, to settle the principal amount of debt for cash and the excess of the principal portion in shares of our common stock. As a result, of the approximately 5.0 million shares underlying the 2024 Notes, only the shares required to settle the excess of the principal portion are considered under the treasury stock method.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the nine months ended September 30, 2021.
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
Our partner AbbVie Inc., or AbbVie, launched ORILISSA® (elagolix tablets) in the US and Canada in August and November 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the US. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix.
Pipeline Updates:
NBI-921352 (XEN901):
In September 2021, we received approval of a clinical trial application, or CTA, submitted in the European Union for NBI-921352 for the treatment of focal-onset seizures in adults. In connection with the approval of the CTA for NBI-921352, we paid Xenon a regulatory milestone of $10.0 million, of which we expensed $4.5 million as research and development in the third quarter of 2021, and purchased 0.3 million shares of Xenon’s common stock (at $19.9755 per share) for $5.5 million. The purchased shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions applicable to the shares. Further, we recorded a charge of $0.9 million to research and development to reflect the premium paid on our purchase of the shares on the measurement date.
COVID-19
The global COVID-19 pandemic has dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our mission remains unchanged: to discover and develop life-changing treatments for people with serious, challenging and under-addressed disorders.
Although the initial impact of the COVID-19 pandemic has subsided, we are uncertain how more transmissible variants may impact our business. We remain committed to (1) prioritizing the safety, health and well-being of patients and their caregivers, healthcare providers and our employees; (2) ensuring patients with tardive dyskinesia are well supported and have continued uninterrupted access to INGREZZA, for which we have not experienced and currently do not expect any supply disruption; and (3) advancing ongoing clinical studies.
Most of our field-based employees have resumed in-person interactions, and certain of our office-based employees began to return to the office, in each case on a voluntary basis and in accordance with location-specific guidance. We are planning for a larger-scale return of our workforce to our offices before the end of 2021 and have developed flexible work arrangement guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment.
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
Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
Revenues.
Net Product Sales by Sales Product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
INGREZZA net product sales	$286.5	$254.0	$780.9	$752.7
ONGENTYS net product sales	2.3	0.1	5.7	0.1
Total net product sales	$288.8	$254.1	$786.6	$752.8
•Compared with the comparable period last year, the increase in INGREZZA net product sales for the three months ended September 30, 2021 was primarily driven by record total prescriptions reflecting higher customer demand and increased commercial activities.
Collaboration Revenues by Category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Elagolix royalty revenue	$5.9	$3.9	$16.3	$13.4
Milestone revenue	—	—	15.0	30.0
Other collaboration revenues	1.3	0.5	3.6	1.8
Total collaboration revenues	$7.2	$4.4	$34.9	$45.2
•Collaboration revenues for the nine months ended September 30, 2021 primarily reflect the achievement of a $15.0 million milestone associated with MTPC's MAA submission for valbenazine for the treatment of tardive dyskinesia in Japan.
•Collaboration revenues for the nine months ended September 30, 2020 primarily reflect the achievement of a $30.0 million milestone associated with AbbVie’s receipt of FDA approval for ORIAHNN for uterine fibroids in May 2020.
Operating Expenses.
Cost of Sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cost of sales	$4.2	$2.7	$10.2	$7.2
Research and Development, or R&D.
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
R&D expense categories consist of the following:
•Late Stage. Consist of costs incurred for product candidates in Phase II registrational studies and all subsequent activities.
•Early Stage. Consist of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
•Research and Discovery. Consist of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
•Milestones. Consist of costs incurred for development and/or regulatory milestones in connection with our collaborative arrangements.

•Payroll and Benefits. Consist of costs incurred for salaries and wages, payroll taxes, benefits and share-based compensation associated with employees involved in R&D activities. Share-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued.
•Facilities and Other. Consist of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and facility-based expenses, such as rent expense.
The following table presents R&D expense by category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Late stage	$15.8	$15.3	$41.9	$41.4
Early stage	13.9	9.8	27.8	20.0
Research and discovery	14.8	11.7	35.9	31.6
Milestones	5.4	—	5.4	20.0
Payroll and benefits	32.4	24.8	97.0	73.9
Facilities and other	10.4	7.5	32.7	21.4
Total R&D expense	$92.7	$69.1	$240.7	$208.3
•Late Stage. Compared with the comparable periods last year, late-stage R&D expense for the three and nine months ended September 30, 2021 primarily reflects decreased investment associated with our termination of the NBIb-1817 program for Parkinson’s disease in February 2021, offset by continued investment in our Phase III programs in congenital adrenal hyperplasia for adults and pediatric patients and our Phase III Huntington Disease trial.
•Early Stage. Compared with the comparable periods last year, early-stage R&D expense for the three and nine months ended September 30, 2021 primarily reflects continued enrollment of our Phase II programs in epileptic encephalopathy with continuous spike and wave during sleep, or CSWS, and essential tremor and our initiation of Phase II programs in focal-onset seizure in adults and SCN8A developmental epileptic encephalopathy, or SCN8A-DEE.
•Milestones. R&D expense for the three and nine months ended September 30, 2021 reflects $5.4 million associated with our receipt of approval for the NBI-921352 CTA in September 2021. For the nine months ended September 30, 2020, R&D expense reflects $20.0 million associated with our receipt of FDA approval for ONGENTYS for Parkinson’s disease in April 2020.
•Payroll and benefits. Compared with the comparable periods last year, payroll and benefits R&D expense for the three and nine months ended September 30, 2021 reflects higher personnel expenses primarily driven by increased headcount. Payroll and benefits R&D expense for the nine months ended September 30, 2021 also reflects a non-cash share-based compensation charge of $6.4 million related to the modification of certain share-based awards.
Acquired In-Process Research and Development, or IPR&D.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
IPR&D expense	$—	$118.5	$5.0	$164.5
•IPR&D expense for the three and nine months ended September 30, 2020 reflects $118.5 million of upfront fees paid pursuant to our exclusive license agreement with Takeda Pharmaceutical Company Limited, or Takeda. IPR&D expense for the nine months ended September 30, 2020 also reflects $46.0 million of upfront fees paid pursuant to our collaboration and license agreement with Idorsia.
Selling, General and Administrative, or SG&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
SG&A expense	$154.6	$112.5	$426.8	$326.8
•Compared with the comparable periods last year, SG&A expense for the three and nine months ended September 30, 2021 primarily reflects increased investment to support our commercial initiatives, including the May 2021 launch of our INGREZZA direct-to-consumer advertising campaign, "TD Spotlight".

Other Expense, Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Interest expense	$(6.6)	$(8.5)	$(19.2)	$(25.0)
Unrealized loss on equity securities	(8.2)	(7.0)	(7.5)	(12.2)
Investment income and other, net	0.8	2.7	3.1	11.0
Total other expense, net	$(14.0)	$(12.8)	$(23.6)	$(26.2)
•Compared to the comparable periods last year, other expense, net, for the three and nine months ended September 30, 2021 reflects periodic fluctuations in unrealized losses recognized to adjust our equity investments in Voyager and Xenon to fair value and decreased interest expense resulting from the November 2020 repurchase of $136.2 million aggregate principal amount of the 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, for an aggregate repurchase price of $186.9 million in cash.
Provision for Income Taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Provision for income taxes	$8.0	$0.5	$18.3	$5.6
•The effective tax rate for the three and nine months ended September 30, 2021 was lower than federal and state statutory rates primarily due to excess tax benefits related to share-based compensation.
•On December 31, 2020, we released substantially all of our valuation allowance against our net operating losses and other deferred tax assets. Beginning in the first quarter of 2021, we began recording a provision for income taxes using an effective tax rate approximating federal and state statutory rates. Due to the ability to offset any pre-tax income against previously benefited federal net operating losses, no federal cash tax is expected in 2021.
Net Income (Loss) and Diluted Earnings (Loss) per Share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$22.5	$(57.6)	$96.9	$59.4
Diluted earnings (loss) per share	$0.23	$(0.62)	$0.99	$0.61
•Compared with the comparable periods last year, net income and diluted earnings per share for the three and nine months ended September 30, 2021 primarily reflect increased investment to support our commercial initiatives, including the May 2021 launch of our INGREZZA direct-to-consumer advertising campaign, "TD Spotlight", increased investment in our expanded clinical portfolio offset by prior year IPR&D costs.
Liquidity and Capital Resources
Information Regarding Our Cash Flows.

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$252.3	$134.0
Net cash (used in) provided by investing activities	(153.9)	151.8
Net cash provided by financing activities	25.6	27.2
Change in cash, cash equivalents and restricted cash	$124.0	$313.0
•Compared with the comparable period last year, net cash provided by operating activities for the nine months ended September 30, 2021 primarily reflects increased INGREZZA net product sales and lower upfront payments associated with our collaborations with Idorsia and Takeda, partially offset by increased investment to support our commercial initiatives and advancing our expanded clinical portfolio.
•Periodic fluctuations in net cash (used in) provided by investing activities primarily reflect timing differences related to purchases, sales, and maturities of debt security investments and changes in our portfolio-mix. Net cash used in investment activities for the nine months ended September 30, 2021 also reflects a $5.5 million equity investment in Xenon associated with our receipt of approval for the NBI-921352 CTA in September 2021.
•Net cash provided by financing activities primarily reflects proceeds from issuances of our common stock for all periods presented.
Convertible Senior Notes. In May 2017, we completed a private placement of $517.5 million in aggregate principal amount of the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of September 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. On or after May 15, 2021, we may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of September 30, 2021) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 1% change in interest rates were to have occurred on September 30, 2021, it would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past four years, including our announced sales force expansion in late 2021 and early 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA, or to successfully commercialize ONGENTYS or any product candidate approved by the FDA in the future.
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. In parts of the country where the pandemic is having a greater impact, some hospitals, community mental health facilities, and other healthcare facilities continue to have policies that limit access of our sales representatives, medical affairs personnel, and patients to such facilities. These policies are likely to change from time to time as communities or regions grapple with local or regional outbreaks. In addition, many health care practitioners have adopted telehealth for patient interactions, which may impact the ability of the health care practitioner to diagnose tardive dyskinesia. Further, during the COVID-19 pandemic, the use of physician telehealth services increased, fueled in part by an expansion of coverage and reimbursement from government and other payors. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading potentially fewer patients to be diagnosed and referred for treatment. The ultimate impact of the COVID-19 pandemic, including any lasting effects on the way we conduct our business, is highly uncertain and subject to change. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.
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
•the timing of receipt of marketing approvals for additional indications;
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
If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize INGREZZA, ONGENTYS or any other product candidate for which we obtain marketing approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, during the COVID-19 pandemic, the use of physician telehealth services has rapidly increased, fueled by an unprecedented expansion of coverage and reimbursement across insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading potentially fewer patients to be diagnosed and/or treated.
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
Our business could be adversely affected by the effects of health pandemics or epidemics in regions where we have customers and/or patients, clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, the COVID-19 pandemic has resulted in travel restrictions and the shutdown or delay of business activities in various regions. In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. Most of our field-based employees have resumed in-person interactions, and certain of our office-based employees began to return to the office, in each case on a voluntary basis and in accordance with location-specific guidance. We are planning for a larger-scale return of our workforce to our offices before the end of 2021 and have developed flexible work arrangement guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment. The effects of our remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Although the immediate impact of the COVID-19 pandemic has subsided, the effects of the pandemic continue to rapidly evolve and we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.
Quarantines, stay at home orders, travel restrictions, and other state and local restrictions, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.
In addition, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient travel or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff may be hindered, which would adversely impact our clinical trial operations. Increases in COVID-19 cases or hospitalizations on a regional basis in the future could cause us or any of our clinical sites to again limit or suspend our patient enrollment and screening activities.
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
*Our clinical trials may be delayed for safety or other reasons or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
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
•clinical trial results may not replicate the results of previous trials;
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
As of September 30, 2021, we had approximately 917 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the planned increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
•compensate our employees on adequate terms in an increasingly competitive, inflationary market; and
•maintain sufficient administrative, accounting and management information systems and controls.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, the finished drug product, and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced US, state, and non-US regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions, including, for example, the COVID-19 pandemic. We depend on a limited number of suppliers for the production and packaging of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. In addition, under the terms of our agreement with BIAL, although we are responsible for the management of all ONGENTYS commercialization activities, we rely on BIAL and its suppliers to supply all drug product for the commercialization of ONGENTYS. BIAL relies on third-party contract manufacturers to produce ONGENTYS. These contract manufacturers may encounter difficulties in achieving volume production, quality control, or quality assurance. As a result, these contract manufacturers may not be able to adequately produce ONGENTYS in commercial quantities when required, which may impact our ability to deliver ONGENTYS on a timely basis.
In addition, if our suppliers fail or refuse to supply us with INGREZZA or its API for any reason, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar international regulatory bodies must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the API or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or if a new supplier is unable to meet FDA or a similar international regulatory body’s requirements for approval, there could be a shortage of INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. If BIAL is unable or refuses to supply us with ONGENTYS drug product for any reason, or does not meet FDA or international regulators’ requirements for approval, we have limited opportunity to qualify a new supplier. This could materially and adversely affect our ability to successfully commercialize ONGENTYS.
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
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, with respect to the FDA’s approval of INGREZZA for tardive dyskinesia in April 2017, we are subject to certain post-marketing requirements and commitments. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current Good Clinical Practices for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
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
If the market opportunities for our products and product candidates are smaller than we believe they are, our expected revenues may be adversely affected, and our business may suffer.
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
In the event the conditional conversion feature of the 2024 Notes is triggered, holders of 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such. We are not aware of any events or market conditions that would allow us to redeem the 2024 Notes or the holders of the 2024 Notes to convert the 2024 Notes for the quarterly period ended September 30, 2021, or as of the date of this report.
*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of September 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of September 30, 2021, we had an accumulated deficit of 0.6 billion as a result of historical operating losses.

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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, impact of the commercial launch of ONGENTYS and ORIAHNN, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the quarter ended September 30, 2021, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $85 per share to approximately $120 per share. The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and our other products;
•the status and cost of our post-marketing commitments for INGREZZA;
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
•developments related to the FDA and foreign regulatory agencies;
•future sales of our common stock by us or our stockholders;
•comments by securities analysts;
•additions or departures of key personnel;
•fluctuations in our operating results;

•potential litigation matters and developments in existing litigation matters, such as the ANDA litigation matters;
•government regulation;
•government and third-party payor coverage and reimbursement;
•failure of any of our product candidates, if approved, to achieve commercial success;
•disruptions caused by man-made or natural disasters, pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic; and
•public concern as to the safety of our drugs.
In addition, we are a member of the S&P MidCap 400 index. If we cease to be represented in the S&P MidCap 400 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, certain institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.
*Our customers are concentrated and therefore the loss of a significant customer may harm our business.
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Two of these customers represented approximately 85% of our total product revenue for the nine months ended September 30, 2021 and a significant majority of our accounts receivable balance as of September 30, 2021. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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

We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of September 30, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
Risks Related to Our Industry
*If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.
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
In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. In addition, potential competitors have in the past and may in the future file an ANDA with the FDA seeking approval to market a generic version of our products before the expiration of the patents covering our products. To prevent infringement or unauthorized use, we have in the past and may in the future need to file infringement claims, which are expensive and time-consuming. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. For a more detailed description of these matters, see Part II, Item 1 of this Form 10-Q. In addition, in an infringement proceeding a court may decide that a patent of ours or a patent of a competitor of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Interference proceedings declared by the US Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications or those of our licensors. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the US.
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
There have been executive legal and political challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.
Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the US Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-

administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all US states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect and store confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches and other cyber-attacks. Additionally, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war and telecommunication and electrical failures may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal information. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. A security breach or privacy violation that leads to disclosure or modification of or prevents access to personally identifiable information or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, and we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information. In addition, these breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Although to our knowledge we have not experienced any material incident or disruption to date, we and our vendors have been the target of cybersecurity incidents of this nature and expect them to continue. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Significant disruptions of our information technology systems or breaches of data security could have a material adverse effect on our business, financial condition and results of operations.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: November 1, 2021	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)