Form 10-K
period 2021-12-31
NEUROCRINE BIOSCIENCES INC
filed 2022-02-11
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☑
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $9,105,256,378.
As of February 7, 2022, 95,242,683 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days following the end of the registrant’s fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business
Overview
At Neurocrine Biosciences, our purpose is simple: to relieve suffering for people with great needs, but few options. For three decades, we have applied our unique insight into neuroscience to advance medicines for neurology, neuroendocrinology and neuropsychiatry-related disorders and diseases. Our efforts have resulted in United States Food and Drug Administration, or FDA, approved treatments for tardive dyskinesia, Parkinson’s disease, endometriosis* and uterine fibroids* and a diversified portfolio of investigational therapies with the potential to address unmet clinical needs of patients worldwide living with neurological, endocrine and psychiatric disorders. (*in collaboration with AbbVie Inc., or AbbVie)
Impact of COVID-19
The COVID-19 pandemic has dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our purpose remains unchanged: to relieve suffering for people with great needs, but few options.
Although the initial impact of the pandemic has subsided, we are uncertain as to how more transmissible variants may impact our business. We remain committed to (1) prioritizing the safety, health and well-being of patients and their caregivers, healthcare providers, and our employees; (2) ensuring patients with tardive dyskinesia are well supported and have continued uninterrupted access to INGREZZA, for which we have not experienced and currently do not expect any supply disruption; and (3) advancing clinical studies.
Most of our field-based employees have resumed in-person interactions in accordance with location-specific guidance. Our office-based employees have returned to the office under flexible work arrangement guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment. However, as the effects of the pandemic continue to rapidly evolve with the emergence of new COVID-19 variants, a remote work model may nevertheless need to be reinstated at some point in the future. We continue to evaluate the impact of global spikes or surges in COVID-19 infection and hospitalization rates, as well as the impact of emerging COVID-19 variants on the efficacy of vaccines.
Most hospitals, community mental health facilities, physicians’ offices, pharmacies and other healthcare facilities have relaxed their policies that limited access of patients and our employees to such facilities and limited the ability of patients, pharmacies and prescribers to interact with each other. However, we anticipate these policies may change from time to time as communities or regions grapple with outbreaks. The ultimate impact of the COVID-19 pandemic, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change. We recognize that this pandemic will continue to present unique challenges for us throughout 2022.

Product Pipeline
Commercially Available Medicines
INGREZZA® (valbenazine). We launched INGREZZA in the United States in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia. INGREZZA net product sales totaled $1.1 billion for 2021, $993.1 million for 2020 and $752.9 million for 2019 and represent the significant majority of our total net product sales.
INGREZZA provides a once-daily dosing treatment option for tardive dyskinesia and has three dosing options (40 mg, 60 mg and 80 mg capsules), with a recommended dose of 40 mg taken for the first seven days of treatment and an option to take 40 mg, 60 mg or 80 mg thereafter, depending on the patient’s dosing needs.
We out-licensed the rights to valbenazine in Japan and other select Asian markets to Mitsubishi Tanabe Pharmaceutical Company, or MTPC, in 2015, in which markets valbenazine is a royalty-bearing product for us. In 2021, MTPC received approvals for marketing authorization for valbenazine for the treatment of tardive dyskinesia in Indonesia, Singapore, South Korea and Thailand. In addition, MTPC has submitted filings for marketing authorization, which are currently under review, in Japan and Malaysia.
Tardive dyskinesia is a movement disorder that is characterized by uncontrollable, abnormal and repetitive movements of the face, torso and/or other body parts, which may be disruptive and negatively impact patients. The condition is associated with prolonged use of treatments that block dopamine receptors in the brain, such as antipsychotics commonly prescribed to treat mental illnesses such as schizophrenia, bipolar disorder, depression and certain anti-nausea medications. In patients with tardive dyskinesia, these treatments are thought to result in irregular dopamine signaling in a region of the brain that controls movement. The symptoms of tardive dyskinesia can be severe and are often persistent and irreversible. Tardive dyskinesia affects an estimated 600,000 people in the United States.
ONGENTYS® (opicapone). We launched ONGENTYS in the United States in September 2020 as an FDA-approved add-on treatment to levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations. We acquired the United States and Canada rights to ONGENTYS in February 2017.
ONGENTYS is a once-daily, peripheral, selective and reversible catechol-O-methyltransferase, or COMT, inhibitor. COMT inhibitors are utilized to prolong the duration of effect of levodopa, the primary treatment option for Parkinson’s disease patients, during periods of the day where the effects of levodopa wear off and motor symptoms worsen, also known as “off” time.

Parkinson’s disease is a chronic, progressive and debilitating neurodegenerative disorder that is caused by low dopamine levels produced in the brain. Dopamine helps transmit signals between the areas of the brain that control all purposeful movements, including talking, walking and writing. As Parkinson’s disease progresses, dopamine production steadily decreases, resulting in increased problems with motor symptoms including slowed movement, tremor, rigidity, impaired posture and balance and difficulty with speech and writing. Parkinson’s disease affects an estimated 1 million people in the United States and more than 10 million people worldwide.
ORILISSA® (elagolix tablets). AbbVie launched ORILISSA in the United States in August 2018 as an FDA-approved oral medication for the management of moderate to severe endometriosis pain in women. We out-licensed the global rights to elagolix to AbbVie in 2010. Elagolix is a royalty-bearing product for us.
Endometriosis affects nearly 200 million women worldwide, including more than 10 million women in the United States.
ORIAHNN® (elagolix, estradiol, and norethindrone acetate capsules and elagolix capsules). AbbVie launched ORIAHNN in the United States in June 2020 as the first FDA-approved non-surgical, oral medication option for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. We out-licensed the global rights to elagolix to AbbVie in 2010. Elagolix is a royalty-bearing product for us.
Uterine fibroids are benign hormonally responsive tumors that form in the wall of the uterus with a prevalence rate of at least 25% and are a leading indication for hysterectomy, resulting in the performance of more than 200,000 hysterectomies per year in the United States alone.
Our Pipeline of Investigational Therapies

Neurology

Program	Indication	Phase 1	Phase 2	Phase 3	Partner
valbenazine*	*Tardive Dyskinesia*+			●	Mitsubishi Tanabe Pharma
valbenazine*	*Chorea in Huntington Disease*			●	
valbenazine*	*Dyskinetic Cerebral Palsy*			●	
NBI-827104	*Rare Pediatric Epilepsy: EE-CSWS*		●		idorsia
NBI-827104	*Essential Tremor*		●		idorsia
NBI-921352	*Rare Pediatric Epilepsy: SCN8A-DEE*		●		XENON
NBI-921352	*Focal-Onset Seizures in Adults*		●		XENON

Neuroendocrinology

Program	Indication	Phase 1	Phase 2	Phase 3	Partner
crinecerfont	*Congenital Adrenal Hyperplasia in Adults*			●	
crinecerfont	*Congenital Adrenal Hyperplasia in Children & Adolescents*			●	

Neuropsychiatry

Program	Indication	Phase 1	Phase 2	Phase 3	Partner
valbenazine*	*Adjunctive Treatment of Schizophrenia*			●	
luvadaxistat	*Cognitive Impairment Associated with Schizophrenia (CIAS)*		●		Takeda
NBI-1065845	*Inadequate Response to Treatment in Major Depressive Disorder*		●		Takeda
NBI-1065846	*Anhedonia in Major Depressive Disorder*		●		Takeda
NBI-1117568‖	*Schizophrenia*	●			sosei HEPTARES

Neurocrine Biosciences Inc. has global commercialization rights unless otherwise noted.

* Mitsubishi Tanabe Pharma Corporation (MTPC) has commercialization rights in Japan and other select Asian markets.

‖ In-licensed from Sosei Heptares.

Neurology
Chorea in Huntington Disease (valbenazine – VMAT2 Inhibitor). We have announced positive top-line data from the KINECT-HD study, a Phase III randomized, double-blind, placebo-controlled clinical study evaluating the efficacy, safety, and tolerability of valbenazine in 120 adult patients with chorea in Huntington disease. The study met the primary endpoint of reduction in severity of chorea, the cardinal motor feature in Huntington disease, as measured by the change in the Unified Huntington’s Disease Rating Scale, or UHDRS®, total maximal chorea, or TMC, score from baseline to the average score at weeks 10 and 12. Treatment with valbenazine resulted in a placebo-adjusted mean reduction in the TMC score of 3.2 units (p < 0.0001), indicating a highly statistically significant improvement in chorea. The TMC score is part of the motor assessment of the UHDRS and measures chorea in seven different body parts, including the face, oral-buccal-lingual region, trunk, and each limb independently. The TMC score is the sum of the individual scores and ranges from 0 to 28. The secondary endpoints of Clinical Global Impression of Change (CGI-C) Response Status and Patient Global Impression of Change (PGI-C) Response Status were also statistically significant in favor of treatment with valbenazine. We plan to submit a supplemental new drug application for valbenazine for the treatment of Huntington chorea with the FDA in the second half of 2022.
VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control. In neurology, disease states such as tardive dyskinesia, Huntington chorea and tardive dystonia are characterized in part by a hyperdopaminergic state in the brain and modulation of neuronal dopamine levels may provide symptomatic benefits for patients with these conditions, among others. Huntington disease is a hereditary progressive neurodegenerative disorder, in which destruction of neuronal cells within the brain results in motor, cognitive, and psychiatric symptoms. Symptoms generally appear between the ages of 30 to 50 and worsen over a 10 to 25-year period. Many patients with Huntington disease experience chorea, a troublesome involuntary movement disorder, in which patients develop sudden, irregular, unpredictable, and non-stereotyped movements. Chorea can affect various body parts, and may interfere with speech, swallowing, posture, and gait. Approximately 90% of the estimated 30,000 people affected by Huntington disease in the United Sates will develop chorea over the course of the disease.
Dyskinetic Cerebral Palsy (valbenazine – VMAT2 Inhibitor). We have initiated a Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine for the treatment of dyskinetic cerebral palsy in 144 pediatric and adult patients (aged 6 and older). We anticipate having top-line data for this clinical study in 2023.
VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control. In neurology, disease states such as tardive dyskinesia, Huntington chorea and tardive dystonia are characterized in part by a hyperdopaminergic state in the brain and modulation of neuronal dopamine levels may provide symptomatic benefits for patients with these conditions, among others. Dyskinetic cerebral palsy is a non-progressive, permanent disorder marked by involuntary movement and is a result of damage to the fetal or infant brain’s basal ganglia. The basal ganglia are responsible for submitting messages to the body to help coordinate and control movements. When damaged, voluntary movements are compromised, resulting in involuntary and abnormal movements. It affects development and movement and has long term effects on patients’ quality of life. The long-term outlook for patients with dyskinetic cerebral palsy will depend upon the severity of the brain damage and how well the treatment works. Dyskinetic cerebral palsy affects up to 15% of the estimated 500,000 to 1 million people affected by cerebral palsy in the United States.
Essential Tremor (NBI-827104 – T-Type Calcium Channel Blocker). We have initiated a Phase II randomized, double-blind, placebo-controlled, crossover clinical study to evaluate the efficacy, safety, tolerability and pharmacokinetics of NBI-827104 in 28 adult patients with essential tremor. We anticipate having top-line data from this clinical study during the middle of 2022.

NBI-827104 is a potent, selective, orally active and brain penetrating T-type calcium channel blocker. We acquired the global rights to NBI-827104 in May 2020. Essential tremor is one of the most common neurological disorders in adults. The disorder is characterized by involuntary, rhythmic, oscillatory movements that most often affect the upper limbs. As the disease progresses, tremor severity often increases and spreads to other parts of the body. Essential tremor has a significant impact on the activities of daily living often resulting in functional disability as the disease progresses and is associated with a high comorbidity rate of social phobia, depression and anxiety. Essential tremor affects an estimated 10 million people in the United States.
Epilepsy. Epilepsy is one of the most common neurological disorders and is characterized by abnormal electrical activity in the brain that leads to unpredictable seizures that can vary in frequency, from less than one per year to several per day A description of our investigational treatments for potential use in epilepsy follow.
Epileptic Encephalopathy with Continuous Spike and Wave During Sleep, or EE-CSWS (NBI-827104 – T-Type Calcium Channel Blocker). We have initiated the STEAMBOATTM study, a Phase II multi-center, randomized, double-blind, placebo-controlled, parallel-group clinical study to evaluate the efficacy, safety, tolerability and pharmacokinetics of NBI-827104 in 24 pediatric patients (aged 4 to 12 years) with EE-CSWS, a rare pediatric form of epilepsy. We anticipate having top-line data from this clinical study during the second half of 2022.
NBI-827104 is a potent, selective, orally active and brain penetrating T-type calcium channel blocker. Due to the differentiated mechanism of action of this molecule, when compared to non-selective calcium channel inhibitors, treatment with NBI-827104 could lead to an enhanced benefit risk profile for patients with this rare pediatric form of epilepsy. We acquired the global rights to NBI-827104 in May 2020. EE-CSWS is a rare pediatric form of epilepsy. The typical onset of EE-CSWS occurs in children (aged 2 to 4 years) with a variety of seizure types, including atypical absence seizures, generalized tonic-clonic seizures and focal seizures, that occur primarily during sleep. Seizures associated with EE-CSWS, which often resolve around puberty, interfere with processes critical to learning and memory. Children with EE-CSWS often present with neurocognitive regression that can remain even after the seizures associated with EE-CSWS have resolved. It is estimated that EE-CSWS affects less than 2% of the estimated 470,000 children with active epilepsy in the United States.
SCN8A-DEE (NBI-921352 – Nav1.6 Sodium Channel Inhibitor). We have initiated the KAYAKTM study, a Phase II randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and pharmacokinetics of NBI-921352 as adjunctive therapy in 52 adolescent patients (aged 12 to 21 years) with SCN8A-DEE. In January 2022, the study protocol was amended to include pediatric patients (aged 2 to 11 years) with SCN8A-DEE. The FDA has granted us orphan drug and rare pediatric disease designations for NBI-921352 in SCN8A-DEE.
NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A-DEE and other potential indications, including adult focal epilepsy. We acquired the global rights to NBI-921352 in December 2019. SCN8A-DEE is a rare, extremely severe, single-gene epilepsy caused by mutations in the SCN8A gene that activates Nav1.6, the most highly expressed sodium channel in the excitatory pathways of the central nervous system. Children born with SCN8A-DEE typically start experiencing seizures between birth and 18 months of age, and most have multiple seizures per day. Other symptoms include learning difficulties, muscle spasms, low or high muscle tone, poor coordination, developmental delay and features similar to autism. As SCN8a mutations were discovered only recently, prevalence estimates will be determined in the future as awareness of and access to genetic surveillance increases.
Focal Onset Seizures (NBI-921352 – Nav1.6 Sodium Channel Inhibitor). We have initiated a Phase II randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and pharmacokinetics of NBI-921352 as adjunctive therapy in 100 adult patients with focal onset seizures. We anticipate having top-line data for this clinical study in 2023.
NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A-DEE and other potential indications, including adult focal epilepsy. We acquired the global rights to NBI-921352 in December 2019. Focal epilepsy is a neurological condition in which the predominant symptom is recurring seizures that affect one hemisphere of the brain. Focal epilepsies are also known as partial-onset seizures and include idiopathic location-related epilepsies, frontal lobe epilepsy, temporal lobe epilepsy, parietal lobe epilepsy and occipital lobe epilepsy. It is estimated that focal onset seizures affect 1.8 million adults in the United States, approximately 35% of whom are refractory to existing treatments.

Neuroendocrinology
Congenital Adrenal Hyperplasia, or CAH.
Classic CAH in Adults (crinecerfont – CRF1 Antagonist). We have initiated the CAHtalyst study, a global, registrational Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of crinecerfont in 165 adult patients with classic CAH, followed by an open-label treatment period. We anticipate having top-line data for this clinical study in 2023.
Classic CAH in Pediatrics (crinecerfont – CRF1 Antagonist). We have initiated a global, registrational Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of crinecerfont in 81 pediatric patients (aged 2 to 17 years) with classic CAH. We anticipate having top-line data for this clinical study in 2023.
We have been granted orphan drug designation for crinecerfont in the treatment of classic CAH in the United States and the European Union. Crinecerfont is a potent, selective, orally active, corticotropin-releasing factor1, or CRF1, receptor antagonist as demonstrated in a range of in vitro and in vivo assays. CRF1 is a hypothalamic hormone released directly into the hypophyseal portal vasculature which acts on the CRF1 receptor, a G protein-coupled receptor, or GPCR, in the anterior pituitary to stimulate the release of the adrenocorticotropin hormone, or ACTH. The primary role of ACTH is the stimulation of the synthesis and release of adrenal steroids, including cortisol. Cortisol from the adrenals have a negative feedback role at the level of the hypothalamus that decreases CRF1 release as well as at the level of the pituitary to inhibit the release of ACTH. This tight control loop is known as the hypothalamic-pituitary-adrenal axis. Blockade of CRF1 receptors at the pituitary has been shown to decrease the release of ACTH, which in turn decreases the production of adrenal steroids including androgens, and potentially the symptoms associated with classic CAH. Lower ACTH levels would also reduce the amount of exogenous corticosteroid necessary for classic CAH patients to thrive avoiding the side-effects currently associated with excessive steroid therapy. Corticosteroids are the current standard of care for classic CAH and are used chronically to both correct the endogenous cortisol deficiency and to reduce the excessive ACTH levels and androgen excess. However, the dose and duration of steroid use required to suppress ACTH is well above the normal physiological level of cortisol; resulting in metabolic syndrome, bone loss, growth impairment and Cushing’s syndrome as common and serious side effects. Classic CAH refers to a group of autosomal recessive genetic conditions that result in an enzyme deficiency that alters the production of adrenal hormones. If left untreated, classic CAH can result in salt wasting, dehydration and eventually death. Even with cortisol replacement, persistent elevation of ACTH from the pituitary gland results in excessive androgen levels, leading to virilization of females including precocious puberty, menstrual irregularity, short stature, hirsutism, acne and fertility problems. Classic CAH affects an estimated 30,000 people in the United States and 50,000 people in the European Union.
Neuropsychiatry
Schizophrenia. Schizophrenia is a spectrum of serious neuropsychiatric brain diseases in which people interpret reality abnormally. Schizophrenia may result in some combination of hallucinations, delusions and extremely disordered thinking and behavior that impairs daily life. People with schizophrenia typically require lifelong treatment. Early treatment may help improve long-term prognosis and get symptoms under control before serious complications develop. Schizophrenia affects an estimated 3.5 million people in the United States. A description of our investigational treatments for potential use in schizophrenia follow.
Adjunctive Treatment of Schizophrenia (valbenazine – VMAT2 Inhibitor). We have initiated a Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine when administered orally once daily as adjunctive treatment in 400 adolescent and adult patients (aged 13 years and older) with schizophrenia who have had an inadequate response to antipsychotics. We anticipate having top-line data for this clinical study in 2023.

VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control. In psychiatry, disease states such as schizophrenia are characterized in part by a hyperdopaminergic state in the brain and modulation of neuronal dopamine levels may provide symptomatic benefits for patients with this condition, among others. Approximately 30% of the estimated 3.5 million people affected by schizophrenia in the United States fail to respond to current antipsychotic therapy.
Schizophrenia (NBI-1117568 – Muscarinic M4 Agonist). We plan to submit an investigational new drug application and initiate a placebo-controlled Phase II clinical study of NBI-1117568 as a potential treatment for schizophrenia in 2022. NBI-1117568 is a potential first-in-class muscarinic M4 receptor agonist with the potential to be developed for the treatment of schizophrenia. As a selective M4 orthosteric agonist, NBI-1117568 offers the potential for an improved safety profile without the need for combination therapy to ameliorate off-target effects or for cooperativity with acetylcholine. Muscarinic receptors are central to brain function and validated as drug targets in psychosis and cognitive disorders. We acquired the global rights to NBI-1117568 in December 2021. All currently approved antipsychotic medications are believed to work through direct action on monoaminergic receptors, with approximately 40% of patients reporting negative side effects and approximately 30% not benefiting adequately from these medications.
Cognitive Impairment Associated with Schizophrenia, or CIAS (luvadaxistat – DAAO Inhibitor). We have initiated a Phase II randomized, double-blind, parallel, placebo-controlled clinical study to evaluate the efficacy, safety, tolerability and pharmacokinetics of luvadaxistat when administered orally once daily as adjunctive treatment in 308 adult patients with CIAS.
Luvadaxistat is a potential first-in-class D-Amino Acid Oxidase, or DAAO, inhibitor with the potential to be developed for the treatment of cognitive impairment associated with schizophrenia. We acquired the global rights to luvadaxistat in June 2020. CIAS, which may include deficits in attention, working memory and executive function, has a negative impact on patients’ quality of life and ability to function. Although cognitive symptoms in schizophrenia are well characterized, no formal diagnostic criteria exist. Furthermore, no pharmacological agents are approved to treat the condition, and no marketed therapy tested to date has established clear, meaningful efficacy, which underscores the difficulty of drug development in this arena and accentuates the unmet need for proven treatment options. Approximately 80% of the estimated 3.5 million people affected by schizophrenia in the United States experience clinically relevant cognitive impairment.
Major Depressive Disorder. Major depressive disorder is characterized by a persistently depressed mood or loss of interest in daily activities that is present most of the day in addition to other symptoms that can impact normal daily functioning, relationships and overall quality of life. Treatments range from selective serotonin reuptake inhibitors, serotonin norepinephrine reuptake inhibitors, atypical antipsychotics, tricyclic antidepressants and psychotherapies, among others. Major depressive disorder affects more than 16 million people in the United States. A description of our investigational treatments for potential use in major depressive disorder follow.
Inadequate Response to Treatment in Major Depressive Disorder (NBI-1065845 – AMPA Potentiator). We have initiated a Phase II randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of NBI-1065845 as adjunctive treatment in 212 adult patients with inadequate response to treatment in major depressive disorder. We anticipate having top-line data for this clinical study in 2023.
NBI-1065845 is a potential first-in-class Alpha-Amino-3-Hydroxy-5-Methyl-4-Isoxazole Propionic Acid, or AMPA, potentiator with the potential to be developed for the treatment of inadequate response to treatment in major depressive disorder, also known as treatment-resistant depression. We acquired the global rights to NBI-1065845 in June 2020. NBI-1065845 is currently designated as a 50:50 profit-share product with Takeda Pharmaceutical Company Limited, which retains a one-time opt-out right to convert the designation to a royalty-bearing product. Major depressive disorder is one of the leading causes of disability. While there are a number of marketed treatments for major depressive disorder, approximately 30% of the more than 16 million people affected by the disorder in the United States do not adequately respond to treatment.

Anhedonia in Major Depressive Disorder (NBI-1065846 – GPR Agonist). We have initiated a Phase II randomized, double-blind, placebo-controlled, two-period cross-over, Proof of Activity clinical study to evaluate the effects of NBI-1065846 as adjunctive treatment in 88 adult patients with major depressive disorder experiencing anhedonia. We anticipate having top-line data for this clinical study in 2023.
NBI-1065846 is a potential first-in-class G Protein-Coupled Receptor 139, or GPR139, agonist with the potential to be developed for the treatment of anhedonia in major depressive disorder. We acquired the global rights NBI-1065846 in June 2020. NBI-1065846 is currently designated as a 50:50 profit-share product with Takeda Pharmaceutical Company Limited, which retains a one-time opt-out right to convert the designation to a royalty-bearing product. Anhedonia is characterized by the inability to experience pleasure and has been associated with changes in neurotransmitter levels involved in the brain’s reward system. Anhedonia is a core symptom of major depressive disorder and also frequently presents in people with bipolar depression, schizophrenia, substance-abuse disorders, Parkinson’s disease, diabetes and coronary artery disease.
Business Strategy
Commercializing Our Product Portfolio. We launched INGREZZA in the United States in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia. In September 2020, we launched ONGENTYS in the United States as an FDA-approved add-on treatment to levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our salesforce and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our marketed products and products candidates. Our specialty salesforce in the United States consists of approximately 250 experienced sales professionals focused on educating healthcare professionals, including psychiatrists and neurologists, who treat patients with tardive dyskinesia and Parkinson’s disease. In the third quarter of 2021, we announced an expansion of our specialty salesforce, which is expected to be completed in the second quarter of 2022, to approximately 350 experienced sales professionals that will establish three dedicated sales teams focused on psychiatry, neurology and providers in long-term care, respectively. Our commercial team is comprised of experienced professionals in marketing, access and reimbursement, managed markets, market research, commercial operations and salesforce planning and management. In addition, our commercial infrastructure includes capabilities in manufacturing, medical affairs, quality control and compliance. We intend to retain commercial rights to certain products, including INGREZZA, that we can effectively and efficiently develop, secure regulatory approval and commercialize, which includes products with a concentrated prescriber base and well-defined patient population that can be accessed with an efficient patient and prescriber outreach program.
Advancing Life-Changing Discoveries in Neurology, Neuroendocrinology and Neuropsychiatry. We believe that by continuing to advance and expand our product pipeline, we can mitigate some of the risks associated with drug development. We currently have multiple programs in various stages of research and development, including symptomatic disease modifying treatments. We take a portfolio approach to managing our pipeline that balances the size of market opportunities with clear and defined clinical and regulatory paths to approval. By doing so, we focus our internal development resources on innovative therapies with improved probabilities of technical and commercial success.
Discovering Novel Medicines to Address Unmet Patient Needs. We seek to identify and validate new medicines on novel targets for internal development or collaboration. We believe the creativity and productivity of our discovery research group will continue to be a critical component for our ongoing success.
Acquiring Rights to Commercial Products and Drug Development Candidates. We aim to continue to selectively acquire rights to commercial products and programs in all stages of clinical development to capitalize on our commercial and drug development capabilities.
Collaboration and License Agreements
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements from time to time to enhance our drug development and commercial capabilities. Refer to Note 2 to the consolidated financial statements for more information on our significant collaboration and license agreements.

Intellectual Property
We actively seek to protect our products and product candidates and related inventions and improvements that we consider important to our business. We own a portfolio of United States and ex-United States patents and patent applications and have licensed rights to a number of United States and ex-United States patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, used to treat particular conditions and methods of administration, drug delivery technologies and delivery profiles and methods of manufacturing.
We own or have licensed rights to the following United States patents relating to INGREZZA and our other products and product candidates in our pipeline (in addition to non-United States patents and certain patents covering our early-stage product candidates):
•INGREZZA, our highly selective VMAT2 inhibitor for the treatment of tardive dyskinesia, is covered by 19 issued United States patents that are listed in the FDA’s Orange Book and are set to expire between 2027 and 2040. There is also a potential patent term extension of up to an additional 2 years for United States Patent No. 8,039,627, which is currently set to expire in 2029 and is the earliest patent covering valbenazine, the active pharmaceutical ingredient contained in INGREZZA. In Japan and certain other East Asian markets, we are actively pursuing most of the patents corresponding to those listed in the FDA’s Orange Book entry for INGREZZA.
•ONGENTYS, a highly selective COMT inhibitor for Parkinson’s disease, is covered by 9 issued United States patents that are listed in the FDA’s Orange Book and set to expire between 2026 to 2035 (not including a potential patent term extension of up to an additional 4 years for one of these patents).
•ORILISSA, our small molecule GnRH antagonist for the treatment of endometriosis pain, is covered by 5 issued United States patents that are listed in the FDA’s Orange Book (the number of patents being dependent on dosage amount) and are set to expire between 2024 to 2036 (not including patent term extension of up to 5 years for patents listed in the Orange Book expiring in 2024).
•ORIAHNN, containing our small molecule GnRH antagonist for the treatment of menstrual bleeding associated with uterine fibroids, is covered by 4issued United States patents that are listed in the FDA’s Orange Book and are set to expire between 2024 to 2034 (not including a potential patent term extension of up to an additional 5 years for one of the patents).
•Valbenazine, our highly selective VMAT2 inhibitor under further clinical development for the treatment of chorea in Huntington’s disease, is covered by at least 12 of the issued United States patents that are listed in the FDA’s Orange Book entry for INGREZZA and are set to expire between 2027 and 2038 . There is also a potential patent term extension of up to an additional 2 years for United States Patent No. 8,039,627, which is currently set to expire in 2029.
•Crinecerfont, a CRF1 antagonist for the treatment of congenital adrenal hyperplasia (CAH), is covered by United States Patent No. 10,905,690, which expires in 2035 (not including a potential patent term extension of up to an additional 5 years).
•Luvadaxistat, a DAAO inhibitor for the treatment of cognitive impairment associated with Schizophrenia (CIAS), is covered by United States Patent No. 9,290,456, among others, which expires in 2032 (not including a potential patent term extension of up to an additional 5 years).
•NBI-827104, an inhibitor of T-type calcium channels for the treatment of CSWS epilepsy, is covered by United States Patent No. US 9,932,314, among others, which expires in 2035 (not including a potential patent term extension of up to an additional 5 years).
•NBI-921352, an inhibitor of the Nav1.6 voltage-gated sodium channel for the treatment of SCN8A-DEE epilepsy, is covered by United States Patent No. US 10,246,453, among others, which expires in 2037 (not including a potential patent term extension of up to an additional 5 years).
•NBI-1065845, a positive allosteric modulator of AMPA for the treatment of inadequate response to treatment in major depressive disorder is covered by United States Patent No. 8,778,934, among others, which expires in 2031 (not including a potential patent term extension of up to an additional 5 years).

•NBI-1065846, a GPR139 agonist for the treatment of anhedonia in major depressive disorder, is covered by United States Patent No. 9,556,130, among others, which expires in 2035 (not including a potential patent term extension of up to an additional 5 years).
•NBI-1117568, a selective M4 agonist for the treatment of schizophrenia, is covered by United States Patent No. 10,961,225, among others, which expire in 2035 (not including a potential patent term extension of up to an additional 5 years).
In addition to the potential patent term extensions referenced above, the products and product candidates in our pipeline may be subject to additional terms of exclusivity that we may obtain by future patent issuances.
Separately, the United States, European Union and Japan each provide data and marketing exclusivity for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data and marketing exclusivity, which is measured from the date of marketing approval by the FDA or corresponding foreign regulatory authority. This period of exclusivity is generally 5 years in the United States, 6 years in Japan and 10 years in the European Union, except that for biologics, the period of exclusivity in the United States is 12 years under the Biologics Price Competition and Innovation Act. In addition, if granted orphan drug designation, certain of our product candidates, including crinecerfont, may also be eligible for marketing exclusivity in the United States for 7 years and European Union for 10 years.
Refer to Item 1A. Risk Factors for a discussion of the challenges we may face in obtaining or maintaining patent and/or trade secret protection and Item 3. Legal Proceedings for a description of our legal proceedings related to intellectual property matters.
Manufacturing and Supply
We currently rely on, and intend to continue to rely on, third-party manufacturers for the production of INGREZZA and our product candidates. Raw materials, active pharmaceutical ingredients, or API, and other supplies required for the production of INGREZZA and our product candidates are sourced from various third-party manufacturers and suppliers in quantities adequate to meet our needs. Continuing adequate supply of such raw materials and API is assured through our long-term commercial supply and manufacturing agreements with multiple manufacturers and our continued focus on the expansion and diversification of our third-party manufacturing relationships. In addition, we rely on BIAL – Portela & Ca, S.A. for the commercial supply of ONGENTYS.
We believe our outsourced manufacturing strategy enables us to direct our financial resources to the maximization of our opportunities with INGREZZA and ONGENTYS, investment in our internal R&D programs and expansion of our clinical pipeline through business development opportunities.
Our third-party manufacturers, suppliers and service providers may be subject to routine current Good Manufacturing Practice, or cGMP, inspections by the FDA or comparable agencies in other jurisdictions. We depend on our third-party partners and our quality system oversight of them for continued compliance with cGMP requirements and applicable foreign standards.
Marketing, Sales and Distribution
Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our salesforce and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our marketed products and products candidates. Our expanded specialty salesforce in the United States will consist of approximately 350 experienced sales professionals divided into three dedicated sales teams focused on psychiatry, neurology and long-term care. We anticipate completing our salesforce expansion during the second quarter of 2022.
For INGREZZA, our customers in the United States consist of a limited network of specialty pharmacy providers that deliver INGREZZA to patients by mail, wholesale distributors that distribute INGREZZA primarily to certain specialty pharmacies, and specialty distributors that distribute INGREZZA primarily to closed-door pharmacies and government facilities. For ONGENTYS, our customers in the United States consist primarily of wholesale distributors. We rely on third-party service providers to perform a variety of functions related to the packaging, storage and distribution of INGREZZA and ONGENTYS.

Government Regulation
Our business activities are subject to extensive regulation by the United States and other countries. Regulation by government authorities in the United States and foreign countries is a significant factor in the development, manufacture, distribution, tracking, marketing and sale of our proposed products and in our ongoing research and product development activities. All of our products in development will require regulatory approval by government agencies prior to commercialization. The process of obtaining these approvals and the subsequent compliance with appropriate federal and state statutes and regulations require the expenditure of substantial time and financial resources.
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
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
In addition, we may be subject to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their privacy and security regulations, which impose certain obligations, including the adoption of administrative, physical and technical safeguards to protect individually identifiable health information on covered entities subject to HIPAA (i.e., health plans, healthcare clearinghouses and certain healthcare providers) and their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information as well as their covered subcontractors.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

Development and Marketing Approval for Products. Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application, or IND, before clinical trials can begin in humans. Typically, clinical evaluation involves a time consuming and costly three-phase process.

Phase I	Clinical trials are conducted with a small number of subjects to determine the early safety profile, maximum tolerated dose and pharmacokinetic properties of the product in human volunteers or in patients with the target disease.

Phase II	Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase III	Larger, multi-center, comparative clinical trials are conducted with patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA to market a product candidate for a specific disease.
The FDA closely monitors the progress of each of the three phases of clinical trials that are conducted in the United States and may, at its discretion, re-evaluate, alter, suspend or terminate the testing based upon the data accumulated to that point and the FDA’s assessment of the risk/benefit ratio to the patient. Institutional Review Boards, Institutional Ethics Committees and Data Safety Monitoring Boards also closely monitor the conduct of our trials and may also place holds on our clinical trials or recommend that we voluntarily do so. Clinical trials conducted in foreign countries are also subject to oversight by regulatory authorities in those countries.
Once Phase III trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of an NDA for approval to commence commercial sales. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, the FDA has a goal of ten months from the date of filing of a standard NDA for a new molecular entity to review and act on the submission. The FDA generally has a six-month review goal of priority NDAs.
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
The FDA also may require submission of a risk evaluation and mitigation strategy to ensure that the benefits of the drug outweigh its risks. The risk evaluation and mitigation strategy could include medication guides, physician communication plans, assessment plans and/or additional elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.
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
Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a risk evaluation and mitigation strategy, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
We will also have to complete an approval process similar to that in the United States in order to commercialize our product candidates in each foreign country. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States The resulting prices may not be sufficient to generate an acceptable return to us or our corporate collaborators.
In the European Union, there are currently two potential tracks for seeking marketing approval for a product not authorized in any European Union member state: a decentralized procedure and a centralized procedure. In the decentralized procedure, identical applications for marketing authorization are submitted simultaneously to the national regulatory agencies. Regulatory review is led by one member state (the reference-member state), and its assessment—based on safety, quality and efficacy—is reviewed and approved (assuming there are no concerns that the product poses a serious risk to public health) by the other member states from which the applicant is seeking approval (the concerned-member states). The decentralized procedure leads to a series of single national approvals in all relevant countries. In the centralized procedure, which is required of all products derived from biotechnology, a company submits a single marketing authorization application to the European Medicines Agency, or EMA, which conducts an evaluation of the dossier, drawing upon its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, the EMA’s Committee for Medicinal Products of Human Use, or CHMP, adopts a positive opinion, which is transmitted to the European Commission for final decision on grant of the marketing authorization. While the EC generally follows the CHMP’s opinion, it is not bound to do so. Subsequent commercialization is enabled by country-by-country reimbursement approval.
Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000, there is no reasonable expectation that sales of the drug in the United States will be sufficient to offset the costs of developing and making the drug available in the United States Orphan drug designation must be requested before submitting an NDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If the FDA approves a sponsor’s marketing application for a designated orphan drug for use in the rare disease or condition for which it was designated, the sponsor is eligible for a seven-year period of marketing exclusivity, during which the FDA may not approve another sponsor’s marketing application for a drug with the same active moiety and intended for the same use or indication as the approved orphan drug, except in limited circumstances, such as if a subsequent sponsor demonstrates its product is clinically superior. During a sponsor’s orphan drug exclusivity period, competitors, however, may receive approval for drugs with different active moieties for the same indication as the approved orphan drug, or for drugs with the same active moiety as the approved orphan drug, but for different indications. Orphan drug exclusivity could block the approval of one of our products for 7 years if a competitor obtains approval for a drug with the same active moiety intended for the same indication before we do, unless we are able to demonstrate that grounds for withdrawal of the orphan drug exclusivity exist, or that our product is clinically superior. Further, if a designated orphan drug receives marketing approval for an indication broader than the rare disease or condition for which it received orphan drug designation, it may not be entitled to exclusivity.
Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons, are life‑threatening or chronically debilitating conditions and for which no satisfactory treatment is authorized. The market exclusivity period is for 10 years, although that period can be reduced to 6 years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.
Post-Approval Requirements. Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase IV clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with current Good Manufacturing Practices, or cGMP, requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
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
There have been legal and political challenges to certain aspects of the ACA. Since January 2017, the Trump administration signed several executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include, among others, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, including the Investment and Jobs Act, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequestration.
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
For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. This rule is undergoing legal challenge.
Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. This rule has been stayed by the Biden Administration until 2023 while pending litigation is heard in the courts.

On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation model interim final rule.
Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.
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
Endometriosis and Uterine Fibroids. ORILISSA and ORIAHNN each compete with several FDA-approved products for the treatment of endometriosis, uterine fibroids, infertility and central precocious puberty. Additionally, there is also competition from surgical intervention, including hysterectomies and ablations. Separate from these options, there are many programs in clinical development which serve as potential future competition. Lastly, there are numerous medicines used to treat the symptoms of disease (vs. endometriosis or uterine fibroids directly) which may also serve as competition: oral contraceptives, NSAIDs and other pain medications, including opioids.
Congenital Adrenal Hyperplasia. For CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the United States alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development targeting CAH and several companies developing medicinal treatments for CAH.

Epilepsy. Our investigational treatments for potential use in epilepsy may in the future compete with numerous approved anti-seizure medications and development-stage programs being pursued by several other companies. Commonly used anti-seizure medications include phenytoin, levetiracetam, brivaracetam, cenobamate, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathies SCN8A-DEE and EE-CSWS; however, a number of different anti-seizure medications are currently used in these patient populations.
Neuropsychiatry. Our investigational treatments for potential use in schizophrenia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for CIAS; however, there are a number of different anti-psychotic medications currently used in these patient populations.
Other. Our investigational treatments for potential use in neurology, neuroendocrinology and neuropsychiatry may in the future compete with numerous approved products and development-stage programs being pursued by several other companies.
Human Capital
Our Employees. We have grown to a team of more than 900 employees as of December 31, 2021, all of whom were employed in the United States. Our highly qualified and experienced team, which includes scientists, physicians and professionals across sales, marketing, manufacturing, regulatory, finance and other essential functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2021, we added over 200 new employees to our team.
We expect to continue to add additional employees in 2022 with a focus on expanding our commercial salesforce, research, and development organizations. We continually evaluate our business needs and opportunities and balance in house expertise and capacity with external expertise and capacity. Currently, we rely on third-party contract manufacturers.
Our Culture. The success of our human capital management investments is evidenced by our low employee turnover, a number which is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy. In recognition of our efforts, in 2021, we received the following rewards:
•#4 in Fortune Best Workplaces in Health Care & BiopharmaTM
•#7 in Fortune Best Small & Medium WorkplacesTM
•#13 in Fortune Best Workplaces for WomenTM
•#25 in Fortune Best Workplaces for MillennialsTM
Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development programs as well as offer tuition reimbursement. In addition, we regularly conduct an employee survey to gauge employee engagement and identify areas of focus.
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
•Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, which could also cause significant disruption in the operations of third-party manufacturers, contract research organizations, or CROs, or other third parties upon whom we rely.
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
•If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA.
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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our salesforce and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past 4 years, including the expansion of our specialty salesforce, which we announced in the third quarter of 2021 and anticipate completing in the second quarter of 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA, or to successfully commercialize ONGENTYS or any product candidate approved by the FDA in the future.
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. In parts of the country where the pandemic is having a greater impact, some hospitals, community mental health facilities and other healthcare facilities continue to have policies that limit access of our sales representatives, medical affairs personnel and patients to such facilities. These policies are likely to change from time to time as communities or regions grapple with outbreaks. In addition, many health care practitioners have adopted telehealth for patient interactions, which may impact the ability of the health care practitioner to screen for and diagnose tardive dyskinesia. Further, during the COVID-19 pandemic, the use of physician telehealth services increased significantly, fueled by an expansion of coverage and reimbursement from government and other payors. The limitations that telehealth places on the ability to conduct a thorough visual and physical examination may impact the ability of providers to screen for movement disorders, leading to potentially fewer patients to be diagnosed and referred for treatment. The ultimate impact of the COVID-19 pandemic, including any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.

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
Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the out-of-pocket cost of our products. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available regardless of whether they are approved by the FDA for that particular use. Coverage decisions by payors for our competitors' products may also impact coverage for our products.
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

If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize INGREZZA, ONGENTYS or any other product candidate for which we obtain marketing approval. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, a majority of our current revenue is derived from federal healthcare program payors, including Medicare and Medicaid. Thus, changes in government reimbursement policies, reductions in payments and/or our suspension or exclusion from participation in federal healthcare programs could have a material adverse effect on our business.
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
Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, which could also cause significant disruption in the operations of third-party manufacturers CROs, or other third parties upon whom we rely.
Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, the COVID-19 pandemic has resulted in travel restrictions and the shutdown or delay of business activities in various regions. In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. Most of our field-based employees have resumed in-person interactions in accordance with location-specific guidance. Our office-based employees have returned to the office under flexible work guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment. However, as the effects of the pandemic continue to rapidly evolve with the emergence of new COVID-19 variants, a remote work model may nevertheless need to be reinstated at some point in the future. We continue to evaluate the impact of global spikes or surges in COVID-19 infection and hospitalization rates, as well as the impact of emerging COVID-19 variants on the efficacy of vaccines. The effects of a remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.
Quarantines, stay at home orders, travel restrictions and other state and local restrictions, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.
In addition, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety and prioritization of healthcare resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient travel or interrupt healthcare services. Similarly, our ability to recruit and retain patients, principal investigators and site staff may be hindered, which would adversely impact our clinical trial operations. Increases in COVID-19 cases or hospitalizations in the future could cause us or any of our clinical sites to again limit or suspend our patient enrollment and screening activities.
The COVID-19 pandemic, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has caused disruption in the global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the COVID-19 pandemic could materially affect our business and the value of our common stock.

The effects of the COVID-19 pandemic continue to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to continued change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, or the operations of third parties on whom we rely.
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
We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, essential tremor, classic congenital adrenal hyperplasia, pain, Parkinson’s disease and other neurology, neuroendocrinology and neuropsychiatry-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.
•INGREZZA competes with AUSTEDO (deutetrabenazine), which was approved by the FDA for the treatment of tardive dyskinesia in adults in August 2017 and is marketed by Teva Pharmaceutical Industries, and several clinical development-stage programs targeting tardive dyskinesia and related movement disorders. Additionally, there are a number of commercially available medicines used to treat tardive dyskinesia off-label, such as Xenazine® (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin.
•ONGENTYS competes with two other FDA-approved COMT inhibitors and their generic equivalents. Additionally, there are a number of alternative adjunctive treatment options (FDA-approved and in clinical development) for Parkinson’s patients which compete with ONGENTYS, including various L-dopa preparations, dopamine agonists, MAO-B inhibitors and others. In terms of potential future competition, there are several programs in late-stage clinical development.
•ORILISSA and ORIAHNN each compete with several FDA-approved products for the treatment of endometriosis, uterine fibroids, infertility and central precocious puberty. Additionally, there is also competition from surgical intervention, including hysterectomies and ablations. Separate from these options, there are many programs in clinical development which serve as potential future competition. Lastly, there are numerous medicines used to treat the symptoms of disease (vs. endometriosis or uterine fibroids directly) which may also serve as competition: oral contraceptives, NSAIDs and other pain medications, including opioids.
•For CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the United States alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development targeting CAH and several companies developing medicinal treatments for CAH.

•Our investigational treatments for potential use in epilepsy may in the future compete with numerous approved anti-seizure medications and development-stage programs being pursued by several other companies. Commonly used anti-seizure medications include phenytoin, levetiracetam, brivaracetam, cenobamate, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathies SCN8A-DEE and EE-CSWS; however, a number of different anti-seizure medications are currently used in these patient populations.
•Our investigational treatments for potential use in schizophrenia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for CIAS; however, there are a number of different anti-psychotic medications currently used in these patient populations.
•Our investigational treatments for potential use in neurology, neuroendocrinology and neuropsychiatry may in the future compete with numerous approved products and development-stage programs being pursued by several other companies.
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
In connection with the clinical trials of our product candidates, we face the risks that:
•the FDA or similar foreign regulatory authority may not allow an IND or foreign equivalent filings required to initiate human clinical studies for our drug candidates or the FDA may require additional preclinical studies as a condition of the initiation of Phase I clinical studies, or additional clinical studies for progression from Phase I to Phase II, or Phase II to Phase III, or for NDA approval;

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
•the FDA may not accept the data from any trial or trial site outside of the United States;
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
In addition, late-stage clinical trials are often conducted with patients having the most advanced stages of disease. During the course of treatment, these patients can die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested but which can nevertheless adversely affect clinical trial conduct, completion and results. Any failure or substantial delay in completing clinical trials for our product candidates may severely harm our business.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the development and commercialization of valbenazine for movement disorders in Japan and other select Asian markets. We also rely on BIAL for the commercial supply of ONGENTYS. In addition, we collaborate with Xenon Pharmaceuticals, Inc. for the development of NBI-921352, Idorsia Pharmaceuticals Ltd for the development of NBI-827104, Takeda Pharmaceutical Company Limited for the development of luvadaxistat, NBI-1065845 and NBI-1065846 and Heptares Therapeutics Limited for the development of NBI-1117568.

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
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson’s disease patients, and in September 2020, we launched the commercial sale of ONGENTYS with our existing commercial infrastructure. The successful commercialization of ONGENTYS is subject to many risks, and there are numerous examples of unsuccessful product launches and failures, including by pharmaceutical companies with more experience and resources than us. If we are unable to effectively train our employees and equip them with effective materials, including medical and sales literature to help them inform and educate health care practitioners about the benefits of ONGENTYS and its proper administration, our commercialization of ONGENTYS may not be successful. Even if we are successful in effectively training and equipping our salesforce, there are many factors that could cause the commercialization of ONGENTYS to be unsuccessful, including a number of factors that are outside our control. Health care practitioners may not prescribe ONGENTYS and patients may be unwilling to use ONGENTYS if insurance coverage is not provided or reimbursement is inadequate. In addition, our ability to train our employees and effectively communicate with potential prescribers could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.

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
As of December 31, 2021, we had more than 900 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the planned increase in the size of our salesforce. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
Our future financial performance and our ability to commercialize INGREZZA, ONGENTYS and any other product candidates that receive regulatory approval will depend, in part, on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA and ONGENTYS, we will need to support the training and ongoing activities of our salesforce and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
•manage our development efforts effectively;
•integrate additional management, administrative and manufacturing personnel;
•further develop our marketing and sales organization;
•compensate our employees on adequate terms in an increasingly competitive, inflationary market;
•attract and retain personnel; and
•maintain sufficient administrative, accounting and management information systems and controls.
We may not be able to accomplish these tasks or successfully manage our operations and, accordingly, may not achieve our research, development and commercialization goals. Our failure to accomplish any of these goals could harm our financial results and prospects.
If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA.
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA, ONGENTYS or any product candidate approved by the FDA. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given effects of the COVID-19 pandemic, as well as the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
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
•our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the United States Drug Enforcement Administration, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced United States, state and non-United States regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions, including, for example, the COVID-19 pandemic. We depend on a limited number of suppliers for the production and packaging of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. In addition, under the terms of our agreement with BIAL, although we are responsible for the management of all ONGENTYS commercialization activities, we rely on BIAL and its suppliers to supply all drug product for the commercialization of ONGENTYS. BIAL relies on third-party contract manufacturers to produce ONGENTYS. These contract manufacturers may encounter difficulties in achieving volume production, quality control, or quality assurance. As a result, these contract manufacturers may not be able to adequately produce ONGENTYS in commercial quantities when required, which may impact our ability to deliver ONGENTYS on a timely basis.
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
We depend on independent clinical investigators and CROs to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If our independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, or not in compliance with Good Clinical Practices, it may delay or prevent the approval of our regulatory applications and our introduction of new treatments. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.
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
•fines, warning or untitled letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
•adverse inspection findings or other activities that temporarily delay manufacture and distribution of our products;
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
In the event the conditional conversion feature of the 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, is triggered, holders of 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock with respect to any conversion premium, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such. We are not aware of any events or market conditions that would allow us to redeem the 2024 Notes or the holders of the 2024 Notes to convert the 2024 Notes for the quarterly period ended December 31, 2021, or as of the date of this report.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of December 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of December 31, 2021, we had an accumulated deficit of $0.6 billion as a result of historical operating losses.
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
We expect to increase our expenses and other investments in the coming years as we fund our operations, in-licensing or acquisition opportunities, and capital expenditures. While we were profitable for the year ended December 31, 2021, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, impact of the commercial launch of ONGENTYS and ORIAHNN, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic. A high portion of our costs are predetermined on an annual basis, due in part to our significant research and development costs. Thus, small declines in revenue could disproportionately affect financial results in a quarter. While we were profitable for the year ended December 31, 2021, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various United States federal tax law changes which, if enacted, could have a material impact on our business, cash flows, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
Our net operating loss, or NOL, carryforwards generated in tax years beginning on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable US tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
As a result, our pre-2018 NOL carryforwards may expire prior to being used and our NOL carryforwards generated in tax years beginning after December 31, 2017, will be subject to a percentage limitation and, if we undergo an ownership change (or if we previously underwent such an ownership change), our ability to use all of our pre-change NOLs and other pre-change tax attributes (such as research tax credits) to offset our post-change income or taxes may be limited. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs and other tax attributes, which could adversely affect our future cash flows.
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Two of these customers represented approximately 82% of our total product revenue for 2021 and a significant majority of our accounts receivable balance as of December 31, 2021. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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
Our future capital requirements will depend on many factors, including:
•the commercial success of INGREZZA, ONGENTYS, ORILISSA and/or ORIAHNN;
•debt services obligations on the 2024 Notes;
•continued scientific progress in our R&D and clinical development programs;
•the magnitude and complexity of our research and development programs;
•progress with preclinical testing and clinical trials;
•the time and costs involved in obtaining regulatory approvals;
•the cost involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;
•competing technological and market developments;
•developments related to any future litigation;
•the cost of commercialization activities and arrangements, including advertising campaigns;
•the cost of manufacturing our product candidates;
•the impact of the COVID-19 pandemic on our business; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of December 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
•preserve our trade secrets;
•prevent third parties from infringing upon our proprietary rights; and
•operate without infringing upon the proprietary rights of others, both in the United States and internationally.
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
In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. In addition, potential competitors have in the past and may in the future file an ANDA with the FDA seeking approval to market a generic version of our products, or our competitors’ products, before the expiration of the patents covering our products or our competitors’ products, as applicable. To prevent infringement or unauthorized use, we have in the past and may in the future need to file infringement claims, which are expensive and time-consuming. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. Refer to Item 3. Legal Proceedings for a more detailed description of these matters. In addition, in an infringement proceeding a court may decide that a patent of ours or a patent of a competitor is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Interference proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications (or those of our licensors) or a patent of a competitor. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. Litigation or interference proceedings, including proceedings of a competitor, may also result in a competitor entering the marketplace faster than expected. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

Health care reform measures and other recent legislative initiatives could adversely affect our business.
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, comprehensive health care reform legislation has been enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other federal and state legislation impose obligations on manufacturers of pharmaceutical products, among others, related to product tracking and tracing. Among the requirements of this legislation, manufacturers are required to provide certain information regarding the drug product provided to individuals and entities to which product ownership is transferred, label drug product with a product identifier, and keep certain records regarding distribution of the drug product. Further, under this legislation, manufacturers will have drug product investigation, quarantine, disposition, notification and purchaser license verification responsibilities related to counterfeit, diverted, stolen and intentionally adulterated products, as well as products that are the subject of fraudulent transactions or which are otherwise unfit for distribution such that they would be reasonably likely to result in serious health consequences or death.
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
There have been executive legal and political challenges to certain aspects of the ACA. For example, on June 17, 2021 the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Further, prior to the United States Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequestration. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from 3 to 5 years.
Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule finalizing the changes to the Quality Payment Program. At this time, it remains unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement.
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinds the Most Favored Nation interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. In particular, it is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs, particularly since the majority of our current revenue is derived from federal healthcare programs, including Medicare and Medicaid.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state laws that require disclosure of price increases above certain identified thresholds as well as of new commercial launches in the state; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug take back” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the United States or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Physicians, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their salesforce with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions. We intend to comply with the requirements and restrictions of the FDA and other regulatory agencies with respect to our promotion of our products, including INGREZZA and ONGENTYS, but we cannot be sure that the FDA or other regulatory agencies will agree that we have not violated their restrictions. As a result, we may be subject to criminal and civil liability. In addition, our management’s attention could be diverted to handle any such alleged violations. If the FDA or any other governmental agency initiates an enforcement action against us, or if we are the subject of a qui tam suit brought by a private plaintiff on behalf of the government, and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.
If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, use, safeguard, share, transfer and otherwise process confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personally identifiable information of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware attacks, social engineering attacks, supply-chain attacks, and other cyber-attacks. Ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, if the COVID-19 pandemic requires us to reinstate a remote workforce model, our information technology systems and data will be at increased risk as more of our employees work from home, utilizing network connections outside our premises.
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
In addition to any patent protection, we rely on forms of regulatory exclusivity to protect our products such as orphan drug designation. A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the United States for 7 years and the European Union for 10 years if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.
In the European Union, orphan exclusivity may be reduced to 6 years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug.
If we do not have adequate patent protection for our products, then the relative importance of obtaining regulatory exclusivity is even greater. We may not be successful obtaining orphan drug designations for any indications and, even if we succeed, such product candidates with such orphan drug designations may fail to achieve FDA approval. Even if a product candidate with orphan drug designation may receive marketing approval from the FDA, it may fail to result in or maintain orphan drug exclusivity upon approval, which would harm our competitive position.
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
Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. Refer to Item 3. Legal Proceedings for a more detailed description of these matters.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees and independent contractors, such as principal investigators, consultants, commercial partners and vendors, or by employees of our commercial partners could include failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards we have established, to comply with federal and state healthcare fraud and abuse laws, to report financial information or data accurately, to maintain the confidentiality of our trade secrets or the trade secrets of our commercial partners, or to disclose unauthorized activities to us. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing and other abusive practices. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Any action against our employees, independent contractors, principal investigators, consultants, commercial partners or vendors for violations of these laws could result in significant civil, criminal and administrative penalties, fines and imprisonment.
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
We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our reputation, business, financial condition or results of operations.
In the ordinary course of our business, we process confidential and sensitive electronic information, including personal information, on our networks and in our data centers. We are subject to numerous federal, state, local and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, data protection, information security and the processing of personal information, the number and scope of which are expanding, changing, subject to differing applications and interpretations, and may be inconsistent among countries. Our data processing activities may also subject us to other data privacy and security obligations, such as industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of data by us and by third parties on our behalf.

Laws in Europe regarding privacy, data protection, information security and the processing of personal data have been significantly reformed and continue to undergo reform. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or the UK GDPR, impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area, or EEA, and the United Kingdom, or the UK. The EU GDPR and the UK GDPR enhance data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The EU GDPR and the UK GDPR impose substantial fines for breaches of data protection requirements, which can be up to four percent of global revenue or 20 million euros, whichever is greater, and also confer a private right of action on data subjects for breaches of data protection requirements. The EU GDPR, the UK GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as EU regulations governing clinical trial data and other healthcare data, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR generally restricts the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense.
Laws regarding privacy, data protection, information security and the processing of personal information are also becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act, or CCPA, which went into effect in 2020, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have also enacted data privacy laws.
Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change to our business model.
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal data and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters are located in San Diego, California. We believe that our property and equipment are generally well maintained, in good operating condition and suitable for the conduct of our business.
Details of our leased facilities, which include our corporate headquarters and consist of office space and research and development laboratories, follow.

Address	Type	Square Feet
12780 El Camino Real, San Diego, California	Office Space, Research and Development Laboratories	141,000
12790 El Camino Real, San Diego, California	Office Space	88,000
10420 Wateridge Circle, San Diego, California	Research and Development Laboratories	46,000
12777 High Bluff Drive, San Diego, California	Office Space	45,000
12770 El Camino Real, San Diego, California	Office Space	26,000
On February 8, 2022, we entered into a lease agreement for a four-building campus facility consisting of up to approximately 535,000 gross square feet, to be constructed in San Diego, California, pursuant to which we also secured a 6-year option for the construction of a fifth building consisting of up to approximately 121,000 gross square feet and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters and expect to begin subleasing our existing leased facilities.
Item 3. Legal Proceedings
In the second quarter of 2021, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. (each an “ANDA Filer”) that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. The ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the United States District Court for the District of Delaware in July 2021 against (i) Teva Pharmaceuticals, Inc. and its affiliates Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd., (ii) Lupin Limited and its affiliates Lupin Pharmaceuticals, Inc., and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., and its affiliate Crystal Pharmatech Co., Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC. We also filed suit in the United States District Court for the District of New Jersey in July 2021 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC seeking to prevent any ANDA Filer from selling a generic version of INGREZZA.
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
As of February 7, 2022, there were approximately 47 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities and we did not repurchase any of our equity securities during 2021.
Stock Performance Graph and Cumulative Total Return*
The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2016 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

$350
$300
$250
$200
$150
$100
$50
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
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
Overview
At Neurocrine Biosciences, our purpose is simple: to relieve suffering for people with great needs, but few options. For three decades, we have applied our unique insight into neuroscience to advance medicines for neurological, endocrine and psychiatric disorders. Our efforts have resulted in United States Food and Drug Administration, or FDA, approved treatments for tardive dyskinesia, Parkinson’s disease, endometriosis* and uterine fibroids* and a diversified portfolio of investigational therapies with the potential to address unmet clinical needs of patients worldwide living with neurological, endocrine and psychiatric disorders. (*in collaboration with AbbVie Inc., or AbbVie)
We launched INGREZZA® (valbenazine) in the United States in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia and launched ONGENTYS® (opicapone) in the United States in September 2020 as an FDA-approved add-on treatment to levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations. INGREZZA net product sales represent the significant majority of our total net product sales.
Our partner AbbVie launched ORILISSA® (elagolix tablets) in the United States in August 2018 and launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix.
Business Highlights
•INGREZZA net product sales for 2021 increased $88.8 million, or 8.9%, to $1.1 billion, primarily driven by increased total prescriptions reflecting higher customer demand and increased commercial activities.
•On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, pursuant to which we also secured a 6-year option for the construction of a fifth building and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters and expect to begin subleasing our existing leased facilities.
Pipeline Highlights
•In the fourth quarter of 2021, we announced positive top-line data from the Phase III KINECT-HD study evaluating the efficacy, safety and tolerability of valbenazine in 120 adult patients with chorea in Huntington disease, also known as Huntington chorea. The study met the primary endpoint of reduction in severity of chorea. We plan to submit a supplemental new drug application for valbenazine for the treatment of Huntington chorea with the FDA in second half of 2022.
•Completed strategic partnership with Heptares Therapeutics Limited, or Heptares, to expand clinical pipeline for psychiatry disorders. Upfront fee associated with the agreement totaled $100.0 million, which, including certain transaction-related costs, was expensed as in-process research and development in 2021.
•In 2021, Mitsubishi Tanabe Pharma Corporation, or MTPC, received approvals for marketing authorization for valbenazine for the treatment of tardive dyskinesia in Indonesia, Singapore, South Korea and Thailand. In addition, MTPC has submitted filings for marketing authorization, which are currently under review, in Japan and Malaysia.

Impact of COVID-19
The COVID-19 pandemic has dramatically changed the ways in which we live and interact with one another. While we adapt to this new shared reality, our purpose remains unchanged: to relieve suffering for people with great needs, but few options.
Although the initial impact of the pandemic has subsided, we are uncertain as to how more transmissible variants may impact our business. We remain committed to (1) prioritizing the safety, health and well-being of patients and their caregivers, healthcare providers and our employees; (2) ensuring patients with tardive dyskinesia are well supported and have continued uninterrupted access to INGREZZA, for which we have not experienced and currently do not expect any supply disruption; and (3) advancing clinical studies.
Most of our field-based employees have resumed in-person interactions in accordance with location-specific guidance. Our office-based employees have returned to the office under flexible work arrangement guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment. However, as the effects of the pandemic continue to rapidly evolve with the emergence of new COVID-19 variants, a remote work model may nevertheless need to be reinstated at some point in the future. We continue to evaluate the impact of global spikes or surges in COVID-19 infection and hospitalization rates, as well as the impact of emerging COVID-19 variants on the efficacy of vaccines.
Most hospitals, community mental health facilities, physicians’ offices, pharmacies and other healthcare facilities have relaxed their policies that limited access of patients and our employees to such facilities and limited the ability of patients, pharmacies and prescribers to interact with each other. However, we anticipate these policies may change from time to time as communities or regions grapple with outbreaks. The ultimate impact of the COVID-19 pandemic, including any lasting effects on our revenue and the way we conduct our business, is highly uncertain and subject to continued change. We recognize that this pandemic will continue to present unique challenges for us throughout 2022.
Results of Operations
Revenues
Net Product Sales by Sales Product.

	Year Ended December 31,
(in millions)	2021	2020	2019
INGREZZA net product sales	$1,081.9	$993.1	$752.9
ONGENTYS net product sales	8.2	1.0	—
Total net product sales	$1,090.1	$994.1	$752.9
For 2021 compared to 2020, the increase in total net product sales primarily reflected increased INGREZZA net product sales mainly driven by increased total prescriptions reflecting higher customer demand and increased commercial activities.
For 2020 compared to 2019, the increase in total net product sales primarily reflected increased INGREZZA net product sales driven by increased total prescriptions.
Collaboration Revenues by Category.

	Year Ended December 31,
(in millions)	2021	2020	2019
Elagolix royalties	$22.3	$19.2	$14.3
Milestone	15.0	30.0	20.0
Non-cash collaboration revenue and other	6.1	2.6	0.9
Total collaboration revenue	$43.4	$51.8	$35.2
For 2021, total collaboration revenue primarily reflected the achievement of a $15.0 million milestone associated with MTPC's marketing authorization application submission for valbenazine for the treatment of tardive dyskinesia in Japan and royalties earned on AbbVie net sales of elagolix.

For 2020, total collaboration revenue primarily reflected the achievement of a $30.0 million milestone associated with the FDA’s approval of AbbVie’s ORIAHNN for uterine fibroids in 2020 and royalties earned on AbbVie net sales of elagolix.
For 2019, total collaboration revenue primarily reflected the achievement of a $20.0 million milestone associated with the FDA’s acceptance of AbbVie’s new drug application submission for elagolix for uterine fibroids and royalties earned on AbbVie net sales of elagolix.
Operating Expenses
Cost of Sales.

	Year Ended December 31,
(in millions)	2021	2020	2019
Cost of sales	$14.3	$10.1	$7.4
The increase in cost of sales from 2020 to 2021 and 2019 to 2020 reflected increased INGREZZA net product sales driven by increased total prescriptions.
Research and Development, or R&D, Expenses by Category.
We support our drug discovery and development efforts through the commitment of significant resources to discovery, R&D programs, and business development opportunities. Costs are reflected in the applicable development stage based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same reporting period. For several of our programs, the R&D activities are part of our collaborative arrangements.

	Year Ended December 31,
(in millions)	2021	2020	2019
Late stage	$55.7	$55.1	$43.7
Early stage	43.9	30.2	25.3
Research and discovery	50.5	43.3	24.6
Milestone	5.4	20.0	10.0
Payroll and benefits	129.1	95.4	71.3
Facilities and other	43.5	31.0	25.1
Total R&D expense	$328.1	$275.0	$200.0
Late Stage. Consists of costs incurred for product candidates in Phase II registrational studies and all subsequent activities.
For 2021 compared to 2020, the increase in late stage R&D expense primarily reflected continued investment in Phase III programs for crinecerfont in congenital adrenal hyperplasia and valbenazine in Huntington disease and initiation of a Phase III program for valbenazine as adjunctive treatment of schizophrenia, offset by decreased investment associated with the termination of the NBIb-1817 program for Parkinson’s disease, which became effective in August 2021.
For 2020 compared to 2019, the increase in late stage R&D expense primarily reflected increased investment in Phase III programs for crinecerfont in congenital adrenal hyperplasia and continued enrollment in the Phase III program for valbenazine Huntington disease.
Early Stage. Consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
For 2021 compared to 2020, the increase in early stage R&D expense primarily reflected continued enrollment in Phase II programs for NBI-827104 in epileptic encephalopathy with continuous spike and wave during sleep and essential tremor and initiation of Phase II programs for NBI-921352 in focal onset seizure and SCN8A developmental epileptic encephalopathy.

For 2020 compared to 2019, the increase in early stage R&D expense primarily reflected increased investment in three in-licensed psychiatry clinical development programs beginning in mid-2020 and two in-licensed epilepsy clinical development programs beginning at the end of 2019.
Research and Discovery. Consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
For 2021 compared to 2020, the increase in research and discovery R&D expense primarily reflected a full year of investment in psychiatry and epilepsy preclinical development programs in-licensed in 2020, offset by decreased investment in preclinical gene therapy programs.
For 2020 compared to 2019, the increase in research and discovery R&D expense primarily reflected increased investment in preclinical gene therapy programs and an epilepsy preclinical development program in-licensed in 2020.
Milestone. Consists of costs incurred for development and/or regulatory milestones in connection with our collaborative arrangements.
In 2021, we expensed a milestone of $5.4 million associated with the European Union’s approval for the NBI-921352 clinical trial application in September 2021.
In 2020, we expensed a milestone of $20.0 million associated the FDA’s approval for ONGENTYS for Parkinson’s disease.
In 2019, we expensed a milestone of $10.0 million associated with the FDA’s acceptance of the new drug application for opicapone as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson's disease patients.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and share-based compensation associated with employees involved in R&D activities. Share-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates share-based grants are issued.
For 2021 compared to 2020, the increase in payroll and benefits R&D expense primarily reflected increased personnel expenses on higher headcount and a $14.7 million increase in non-cash share-based compensation expense, including a $6.4 million charge related to the modification of certain share-based awards.
For 2020 compared to 2019, the increase in payroll and benefits R&D expense primarily reflected increased personnel expenses on higher headcount.
Facilities and Other. Consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology and facility-based expenses, such as rent expense.
Acquired In-Process Research and Development, or IPR&D.

	Year Ended December 31,
(in millions)	2021	2020	2019
IPR&D expense	$105.3	$164.5	$154.3
In 2021, we expensed as IPR&D $100.3 million in connection with the payment of the upfront fee pursuant to our collaboration with Heptares.
In 2020, we expensed as IPR&D $46.0 million and $118.5 million, respectively, in connection with the payments of the upfront fees pursuant to our collaborations with Idorsia Pharmaceuticals Ltd, or Idorsia, and Takeda Pharmaceutical Company Limited, or Takeda.
In 2019, we expensed as IPR&D $118.1 million and $36.2 million, respectively, in connection with the payments of the upfront fees pursuant to our collaborations with Voyager Therapeutics, Inc., or Voyager, and Xenon Pharmaceuticals, Inc., or Xenon.

Selling, General and Administrative, or SG&A.

	Year Ended December 31,
(in millions)	2021	2020	2019
SG&A expense	$583.3	$433.3	$354.1
For 2021 compared to 2020, the increase in SG&A expense primarily reflected increased investment to support our commercial initiatives, including the May 2021 launch of our INGREZZA direct-to-consumer advertising campaign, "TD Spotlight", increased personnel expenses on higher headcount and a $19.5 million increase in non-cash share-based compensation expense.
For 2020 compared to 2019, the increase in SG&A expense primarily reflected increased personnel expenses on higher headcount and continued investment in INGREZZA marketing.
Other Expense, Net.

	Year Ended December 31,
(in millions)	2021	2020	2019
Interest expense	$(25.8)	$(32.8)	$(32.0)
Unrealized gain (loss) on equity securities	20.9	(17.7)	(13.0)
Loss on extinguishment of convertible senior notes	—	(18.4)	—
Investment income and other, net	3.8	12.6	19.2
Total other expense, net	$(1.1)	$(56.3)	$(25.8)
For 2021 compared to 2020, the decrease in other expense, net, reflected a net unrealized gain of $20.9 million recognized to adjust our equity investments in Voyager and Xenon to fair value, a non-recurring debt extinguishment charge of $18.4 million in November 2020 associated with the partial repurchase of our convertible senior notes and decreased interest expense resulting from a lower convertible debt balance throughout 2021, partially offset by decreased interest income stemming from lower yields on our debt security investments.
For 2020 compared to 2019, the increase in other expense, net, primarily reflected a debt extinguishment charge of $18.4 million in November 2020 associated with the partial repurchase of our convertible senior notes.
Provision for (Benefit from) Income Taxes.

	Year Ended December 31,
(in millions)	2021	2020	2019
Provision for (benefit from) income taxes	$11.8	$(300.6)	$9.5
For 2021, the effective tax rate was lower than federal and state tax rates primarily due to excess tax benefits associated with share-based compensation and research tax credits. Beginning in the first quarter of 2021, we began recording a provision for income taxes using an effective tax rate approximating federal and state statutory tax rates. Due to the ability to offset any pre-tax income against previously benefited federal net operating losses, no federal cash tax was incurred in 2021.
For 2020, the benefit from income taxes reflected a $296.3 million benefit associated with the release of substantially all of our valuation allowance against our deferred tax assets on December 31, 2020. The effective tax rate for 2020 varied from the statutory tax rate primarily due to changes in our valuation allowance, net of other permanent book/tax differences, tax credits generated and impacts of changes in tax laws.
For 2019, the provision for income taxes reflected estimated and current state income taxes. The effective tax rate for 2019 varied from the statutory tax rate primarily due to changes in our valuation allowance, net of other permanent book/tax differences, tax credits generated and impacts of changes in tax laws. As of December 31, 2019, we had a full valuation allowance against our net deferred tax assets as realization was uncertain.

Net Income and Diluted Earnings per Share.

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net income	$89.6	$407.3	$37.0
Diluted earnings per share	$0.92	$4.16	$0.39
For 2021 compared to 2020, the decrease in net income and diluted earnings per share primarily reflected a $296.3 million benefit associated with the release of substantially all of our valuation allowance against our deferred tax assets on December 31, 2020, increased investment to support our commercial initiatives, including the May 2021 launch of our INGREZZA direct-to-consumer advertising campaign, "TD Spotlight", and increased investment in our expanded clinical portfolio, partially offset by increased INGREZZA net product sales and decreased IPR&D expense reflecting lower upfront payments for asset acquisitions.
For 2020 compared to 2019, the increase in net income and diluted earnings per share primarily reflected a $296.3 million benefit associated with the release of substantially all of our valuation allowance against our deferred tax assets on December 31, 2020 and increased INGREZZA net product sales, partially offset by ongoing support for the commercial launch of INGREZZA for tardive dyskinesia and progression of our clinical pipeline.
Liquidity and Capital Resources
Sources of Liquidity
We believe that our existing capital resources, funds generated by anticipated INGREZZA net product sales and investment income will be sufficient to satisfy our current and projected funding requirements for at least the next twelve months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs or commercialization activities as planned. We may seek to access the public or private equity markets whenever conditions are favorable or pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. However, we cannot provide assurance that adequate funding will be available on terms acceptable to us, if at all. In addition, the disruption of global financial markets caused by the COVID-19 pandemic, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity.
Information Regarding Our Financial Condition.

	December 31,
(in millions)	2021	2020
Total cash, cash equivalents and marketable securities	$1,272.0	$1,028.1
Working Capital:
Total current assets	$972.8	$1,016.2
Less total current liabilities	245.8	186.5
Total working capital	$727.0	$829.7
Information Regarding Our Cash Flows.

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities	$256.5	$228.5	$147.0
Net cash (used in) provided by investing activities	(130.2)	4.1	(211.1)
Net cash provided by (used in) financing activities	27.4	(157.8)	32.4
Change in cash, cash equivalents and restricted cash	$153.7	$74.8	$(31.7)
Net Cash Provided by Operating Activities.
For 2021 compared to 2020, the increase in net cash provided by operating activities primarily reflected increased INGREZZA net product sales and lower upfront payments for asset acquisitions, partially offset by increased investment to support our commercial initiatives and advancing our expanded clinical portfolio.

For 2020 compared to 2019, the increase in net cash provided by operating activities primarily reflected increased INGREZZA net product sales, partially offset by incremental INGREZZA investment and progression of our clinical pipeline.
Net Cash (Used in) Provided by Investing Activities.
Periodic fluctuations in net cash (used in) provided by investing activities are generally driven by timing differences related to the purchases, sales and maturities of debt security investments and changes in our portfolio-mix.
For 2021, net cash used in investing activities reflected a $4.6 million equity investment in Xenon associated with the European Union’s approval of our clinical trial application in September 2021 for NBI-921352 for the treatment of focal onset seizures in adults.
For 2019, net cash used in investing activities reflected equity investments of $54.7 million in Voyager and $14.2 million in Xenon associated with newly entered into collaboration and license agreements.
Net Cash Provided by (Used in) Financing Activities.
For 2021 and 2019, net cash provided by investing activities reflected proceeds from issuances of our common stock under benefit plans.
For 2020, net cash used in financing activities primarily reflected the partial repurchase of $136.2 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $186.9 million in cash, partially offset by proceeds from issuances of our common stock under benefit plans.
Material Cash Requirements
In the pharmaceutical industry, it can take a significant amount of time and capital resources to successfully complete all stages of research and development and commercialize a product candidate, which ultimate length of time and spend required cannot be accurately estimated as it varies substantially according to the type, complexity, novelty and intended use of a product candidate.
The funding necessary to execute our business strategies is subject to numerous uncertainties and we may be required to make substantial expenditures if unforeseen difficulties arise in certain areas of our business. In particular, our future capital requirements will depend on many factors, including:
•the commercial success of INGREZZA, ONGENTYS, ORILISSA and/or ORIAHNN;
•continued scientific progress in our R&D and clinical development programs;
•the magnitude and complexity of our research and development programs;
•progress with preclinical testing and clinical trials;
•the time and costs involved in obtaining regulatory approvals;
•the cost of commercialization activities and arrangements, including our advertising campaigns;
•the cost of manufacturing of our product candidates;
•the costs involved in filing and pursuing patent applications, enforcing patent claims, or engaging in interference proceedings or other patent litigation;
•competing technological and market developments;
•developments related to any future litigation;
•the impact of the COVID-19 pandemic on our business; and
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $10.9 billion upon the achievement of certain event-based milestones.
Refer to Note 2 to the consolidated financial statements for more information on our significant collaboration and license agreements.

Convertible Senior Notes. In May 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes. At our election, we may redeem all, or any portion, of the 2024 Notes under certain circumstances. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the notes would become due and payable. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of December 31, 2021, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. With respect to the 2024 Notes, unless earlier converted, redeemed or repurchased, we would be required to pay interest of $8.6 million in 2022, $8.6 million in 2023 and $4.3 million in 2024 and pay the aggregate principal amount outstanding of $381.2 million upon maturity of the notes in 2024.
Refer to Note 5 to the consolidated financial statements for more information on the 2024 Notes.
Leases. Our operating leases, which have terms that expire beginning 2024 through 2031, consist of office space and research and development laboratories, including our corporate headquarters.
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, pursuant to which we also secured a 6-year option for the construction of a fifth building and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters and expect to begin subleasing our existing leased facilities.
Refer to Note 10 to the consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
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
Net Product Sales. Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, payors and other third parties. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed twelve months. If a 1% change in interest rates were to have occurred on December 31, 2021, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 8. Financial Statements and Supplementary Data
NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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
Critical Audit Matter
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

Reserves for government rebates related to product sales

Description of the Matter
The Company sells drugs to specialty pharmacies and specialty distributors in the U.S. (collectively, “customers”). As described in Note 1 to the consolidated financial statements, the Company recognizes revenues for sales of INGREZZA to its customers after deducting management’s estimates of reserves, including drug coverage gap rebates it will provide under government programs (“government rebates”). Estimated government rebates are presented within accounts payable and accrued liabilities on the consolidated balance sheet.

Auditing the estimates of government rebates was complex and judgmental due to the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate, for product that remains in the distribution channel at December 31, 2021, the portion of product that is expected to be subject to a government rebate and the applicable contractual government rebate percentage by forecasting the revenue, the payor type underlying the revenue and the applicable rebate amount for the payor type.

How We Addressed the Matter in Our Audit
We tested the Company’s internal controls over management’s process for estimating the portion of product that is expected to be subject to a government rebate for product that remains in the distribution channel at December 31, 2021, including controls over management’s forecast of revenue and the accuracy of data used in the calculation.

To test management’s estimate of government rebate reserves our audit procedures included, among others, evaluating the methodologies used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, we compared the significant assumptions to third-party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2021. In addition, we compared the underlying government rebate percentages used in the Company’s analyses to those published by the applicable government entity. We assessed the historical accuracy of management’s rebate estimates, tested payments of rebates and performed a sensitivity analysis of significant assumptions to evaluate the impact of changes in the rebate allowance that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
San Diego, California
February 11, 2022

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$340.8	$187.1
Debt securities available-for-sale (amortized cost was $370.6 and $612.4 as of December 31, 2021 and 2020, respectively)	370.5	613.9
Accounts receivable	185.5	157.1
Inventory	30.5	28.0
Other current assets	45.5	30.1
Total current assets	972.8	1,016.2
Deferred tax assets	315.1	319.4
Debt securities available-for-sale (amortized cost was $563.2 and $226.7 as of December 31, 2021 and 2020, respectively)	560.7	227.1
Right-of-use assets	97.2	82.8
Equity securities	63.7	38.2
Property and equipment, net	58.6	44.6
Other long-term assets	4.4	6.4
Total assets	$2,072.5	$1,734.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$225.8	$168.7
Other current liabilities	20.0	17.8
Total current liabilities	245.8	186.5
Convertible senior notes	335.1	317.9
Noncurrent operating lease liabilities	105.3	94.4
Other long-term liabilities	12.3	9.7
Total liabilities	698.5	608.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 94.9 and 93.5 shares issued and outstanding as of December 31, 2021 and 2020, respectively	0.1	0.1
Additional paid-in capital	2,011.4	1,849.7
Accumulated other comprehensive (loss) income	(1.7)	1.8
Accumulated deficit	(635.8)	(725.4)
Total stockholders’ equity	1,374.0	1,126.2
Total liabilities and stockholders’ equity	$2,072.5	$1,734.7
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS INCOME
AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Revenues:
Product sales, net	$1,090.1	$994.1	$752.9
Collaboration revenue	43.4	51.8	35.2
Total revenues	1,133.5	1,045.9	788.1
Operating expenses:
Cost of sales	14.3	10.1	7.4
Research and development	328.1	275.0	200.0
Acquired in-process research and development	105.3	164.5	154.3
Selling, general and administrative	583.3	433.3	354.1
Total operating expenses	1,031.0	882.9	715.8
Operating income	102.5	163.0	72.3
Other (expense) income:
Interest expense	(25.8)	(32.8)	(32.0)
Unrealized gain (loss) on equity securities	20.9	(17.7)	(13.0)
Loss on extinguishment of convertible senior notes	—	(18.4)	—
Investment income and other, net	3.8	12.6	19.2
Total other expense, net	(1.1)	(56.3)	(25.8)
Income before provision for (benefit from) income taxes	101.4	106.7	46.5
Provision for (benefit from) income taxes	11.8	(300.6)	9.5
Net income	89.6	407.3	37.0
Unrealized (loss) gain on debt securities available-for-sale	(3.5)	0.4	3.4
Comprehensive income	$86.1	$407.7	$40.4
Earnings per share, basic	$0.95	$4.38	$0.40
Earnings per share, diluted	$0.92	$4.16	$0.39
Weighted average common shares outstanding, basic	94.6	93.1	91.6
Weighted average common shares outstanding, diluted	97.9	97.8	95.7
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in millions)	Shares	$
Balances at December 31, 2018	90.8	$0.1	$1,660.4	$(2.0)	$(1,177.7)	$480.8
Net income	—	—	—	—	37.0	37.0
Unrealized gain on debt securities available-for-sale	—	—	—	3.4	—	3.4
Share-based compensation expense	—	—	75.3	—	—	75.3
Cumulative-effect adjustment to equity due to adoption of ASU 2016-02	—	—	—	—	8.0	8.0
Issuances of common stock under stock plans	1.5	—	32.4	—	—	32.4
Balances at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	407.3	407.3
Unrealized gain on debt securities available-for sale	—	—	—	0.4	—	0.4
Share-based compensation expense	—	—	100.0	—	—	100.0
Equity component of repurchased convertible senior notes, net	—	—	(47.5)	—	—	(47.5)
Issuances of common stock under stock plans	1.2	—	29.1	—	—	29.1
Balances at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	89.6	89.6
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(3.5)	—	(3.5)
Share-based compensation expense	—	—	134.2	—	—	134.2
Issuances of common stock under stock plans	1.4	—	27.5	—	—	27.5
Balances at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$89.6	$407.3	$37.0
Reconciliation of net income to net cash provided by operating activities:
Share-based compensation expense	134.2	100.0	75.3
Depreciation	10.9	8.6	7.4
Amortization of debt discount	16.2	20.0	18.9
Amortization of debt issuance costs	1.1	1.4	1.4
Change in fair value of equity securities	(20.9)	17.7	13.0
Deferred income taxes	4.3	(310.7)	—
Loss on extinguishment of convertible senior notes	—	18.4	—
Other	4.4	3.7	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	(28.4)	(30.5)	(69.2)
Inventories	(2.5)	(10.7)	(6.4)
Accounts payable and accrued liabilities	56.8	26.9	54.0
Other assets and liabilities, net	(9.2)	(23.6)	16.8
Net cash provided by operating activities	256.5	228.5	147.0

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(800.1)	(735.5)	(797.2)
Sales and maturities of debt securities available-for-sale	697.9	750.5	669.7
Purchases of equity securities	(4.6)	—	(68.9)
Purchases of property and equipment	(23.4)	(10.9)	(14.7)
Net cash (used in) provided by investing activities	(130.2)	4.1	(211.1)

Cash Flows from Financing Activities:
Issuances of common stock under benefit plans	27.5	29.1	32.4
Partial repurchase of convertible senior notes	(0.1)	(186.9)	—
Net cash provided by (used in) financing activities	27.4	(157.8)	32.4
Change in cash and cash equivalents and restricted cash	153.7	74.8	(31.7)
Cash and cash equivalents and restricted cash at beginning of period	190.3	115.5	147.2
Cash and cash equivalents and restricted cash at end of period	$344.0	$190.3	$115.5

Supplemental Disclosure:
Non-cash capital expenditures	$1.9	$1.4	$1.0
Right-of-use assets acquired through operating leases	$23.4	$12.8	$77.1
Cash paid for interest	$8.6	$11.6	$11.6
Cash paid for income taxes	$5.1	$15.3	$0.5
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
Principles of Consolidation. The consolidated financial statements include the accounts of Neurocrine Biosciences as well as our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Cash Equivalents. We consider all highly liquid investments that are readily convertible into cash without penalty and have an original maturity of three months or less at the time of purchase to be cash equivalents.
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
Debt Securities. Debt securities consist of investments in certificates of deposit, corporate debt securities and securities of government-sponsored entities. We classify debt securities as available-for-sale. Debt securities available-for-sale are recorded at fair value, with unrealized gains and losses included in other comprehensive income or loss, net of tax. We exclude accrued interest from both the fair value and amortized cost basis of debt securities. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a debt security placed on nonaccrual status is reversed against interest income.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on debt securities are amortized using the effective interest rate method. Gains and losses on sales of debt securities are recorded on the trade date in investment income and other, net, and determined using the specific identification method.
Allowance for Credit Losses. For debt securities available-for-sale in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes in interest rates, and any changes to the rating of the security by a rating agency, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income or loss, as applicable.

Accrued interest receivables on debt securities available-for-sale totaled $2.2 million as of December 31, 2021 and $3.7 million as of December 31, 2020. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during 2021, 2020 or 2019.
Fair Value of Financial Instruments. We record cash equivalents, debt securities available-for-sale and equity security investments at fair value based on a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The fair value hierarchy consists of the following three levels:
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
Investments in debt securities available-for-sale are classified as Level 2 and carried at fair value. We estimate the fair value of debt securities available-for-sale by utilizing third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. Such inputs include market pricing based on real-time trade data for similar instruments, issuer credit spreads, benchmark yields, broker/dealer quotes and other observable inputs. We validate valuations obtained from third-party pricing services by understanding the models used, obtaining market values from other pricing sources and analyzing data in certain instances.
Investments in equity securities of certain companies that are subject to holding period restrictions longer than one year are classified as Level 3 and carried at fair value using an option pricing valuation model. The most significant assumptions within the option pricing valuation model are the stock price volatility, which is based on the historical volatility of similar companies and the discount for lack of marketability related to the term of the restrictions.
We deem transfers between levels of the fair value hierarchy to have occurred at the end of the reporting period during which the event or change in circumstances that caused the transfer occurred.
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
Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of 3 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation expense was $10.9 million for 2021, $8.6 million for 2020 and $7.4 million for 2019.
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
Net Product Sales. In the United States, we sell INGREZZA® (valbenazine) primarily to specialty pharmacy providers and distributors and ONGENTYS® (opicapone) primarily to wholesale distributors. We recognize net product sales when the customer obtains control of our product, which occurs at a point in time, typically upon delivery of our product to the customer.
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
Government Rebates. We are obligated to pay rebates for mandated discounts under the Medicaid Drug Rebate Program. The liability for such rebates consists of invoices received for claims from prior quarters that remain unpaid, or for which an invoice has not been received, and estimated rebates for the current applicable reporting period. Such estimates are based on actual historical rebates by state, estimated payor mix, state and federal regulations and relevant contractual terms, as supplemented by management’s judgement. Our rebate accrual calculations require us to project the magnitude of our sales that will be subject to these rebates. There is a significant time-lag in our receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated rebates are recorded as a reduction of revenue in the period the related sale is recognized. To date, actual government rebates have not differed materially from our estimates.
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
Patient Financial Assistance. To help patients afford our products, we offer financial assistance to qualified patients with prescription drug co-payments required by insurance as well as free trial vouchers to qualifying new patients. We accrue for patient financial assistance based on estimated claims and the cost per claim we expect to receive associated with inventory that remains in the distribution channel at period end. To date, actual copay assistance and free trial vouchers have not differed materially from our estimates.

Distributor and Other Fees. In connection with the sales of our products, we pay distributor and other fees, which are generally recorded as a reduction of revenue, to certain customers that provide us with inventory management, data and distribution services. To the extent we can demonstrate a separable benefit and fair value for these services, we classify the associated costs in selling, general and administrative expenses. These costs are typically known at the time of sale, resulting in minimal adjustments subsequent to the period of sale.
Product Returns. We offer our customers product return rights primarily limited to errors in shipment, damaged product and expiring product, provided it is within a specified period of the product expiration date, as set forth in the associated distribution agreement. Where actual returns history is not available, we estimate a returns allowance based on benchmarking data for similar products and industry experience. We record this estimate as a reduction of revenue in the period the related sale is recognized. Once product is returned, it is destroyed. To date, actual product returns have not differed materially from our estimates.
Collaboration Revenues. We have entered into collaboration and licensing agreements under which we out-license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and/or commercial milestone payments; and royalties on net sales of licensed products.
Licenses of Intellectual Property. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestones. At the inception of each arrangement that includes developmental, regulatory or commercial milestones, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Amounts for milestones that are not within our control, such as where achievement of the specified event is dependent on the development activities of a third party or approvals from regulators, are not considered probable of being achieved until the specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.
Royalties. For arrangements that include sales-based royalties, and under which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Each quarterly period, sales-based royalties are recorded based on estimated quarterly net sales of the associated collaboration products. Differences between actual results and estimated amounts are adjusted for in the period in which they become known, which typically follows the quarterly period in which the estimate was made. To date, actual royalties received have not differed materially from our estimates.
Concentration of Credit Risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and debt securities available-for-sale. We have established guidelines to limit our exposure to credit risk by diversifying our investment portfolio and by placing investments with high credit quality financial institutions and maturities that maintain safety and liquidity. To date, we have not experienced any credit losses and do not believe we are exposed to any significant credit risk in relation to these financial instruments.
We are also subject to credit risk from our accounts receivable related to our product sales. Our two largest customers represented approximately 82% of our total product revenues for 2021 and approximately 86% for both 2020 and 2019, as well as the significant majority of our accounts receivable balances at December 31, 2021 and 2020. To date, we have not experienced any significant losses with respect to the collection of these accounts receivable.

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
Research and Development Expenses. Research and development, or R&D, expenses consist primarily of salaries, payroll taxes, employee benefits and share-based compensation charges for those individuals involved in ongoing R&D efforts; as well as scientific consulting fees, preclinical and clinical trial costs, R&D facilities costs, laboratory supply costs and depreciation of scientific equipment. All such costs are expensed as R&D when incurred. These expenses result from our independent R&D efforts, as well as efforts associated with collaborations, in-licenses and third-party funded research arrangements, including event-based milestones.
Asset Acquisitions. We account for acquisitions of an asset that does not (or a group of assets that do not) meet the definition of a business using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the asset (or assets) acquired on the basis of its (or their) relative fair value(s) on the measurement date. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in R&D activities which have no alternative future use are expensed as in-process research and development, or IPR&D, on the acquisition date. Future costs to develop these assets are expensed as R&D when incurred.
Advertising Expense. Advertising costs are expensed when services are performed or goods are delivered and are included in selling, general and administrative expense in our consolidated statements of income. We incurred advertising costs related to INGREZZA and ONGENTYS of $139.8 million for 2021, $64.8 million for 2020 and $40.6 million for 2019.
Share-Based Compensation. We grant stock options to purchase our common stock to eligible employees and directors and also grant certain employees restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs. Additionally, we allow employees to participate in an employee stock purchase plan, or ESPP.
We estimate the fair value of stock options and shares to be issued under the ESPP using the Black-Scholes option-pricing model on the date of grant. RSUs are valued based on the closing price of our common stock on the date of grant. The fair value of equity instruments expected to vest is recognized and amortized on a straight-line basis over the requisite service period of the award, which is generally 3 to 4 years; however, certain provisions in our equity compensation plans provide for shorter vesting periods under certain circumstances. The fair value of shares to be issued under the ESPP is recognized and amortized on a straight-line basis over the purchase period, which is generally 6 months. PRSUs vest upon the achievement of certain predefined company-specific performance-based criteria. Expense related to PRSUs is generally recognized ratably over the expected performance period once the predefined performance-based criteria for vesting becomes probable.
Income Taxes. Our income tax provision (benefit) is computed under the asset and liability method. Significant estimates are required in determining our income tax provision (benefit). Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal. Prior to 2020, we recorded a valuation allowance that fully offset our deferred tax assets. On December 31, 2020, based on our evaluation of various factors, such as our achievement of a cumulative three-year income position as of December 31, 2020, as well as our consideration of forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration, we released substantially all of our valuation allowance against our deferred tax assets and recorded a corresponding income tax benefit. Refer to Note 9 to the consolidated financial statements for more information.
We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the tax authorities based on the technical merits of the position. An adverse resolution of one or more of these uncertain tax positions in any period could have a material impact on the results of operations for that period.
Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the treasury stock method and reflect the weighted average number of common and potentially dilutive shares outstanding during the period, excluding those which effect would be anti-dilutive.
Convertible debt instruments that may be settled entirely or partly in cash may, in certain circumstances where the borrower has the ability and intent to settle in cash, be accounted for under the treasury stock method. In December 2021, we entered into the First Supplemental Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee, or the 2017 Indenture, pursuant to which we irrevocably elected to settle the principal amount of the 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, in cash upon conversion and to settle any conversion premium in either cash or shares of our common stock. As a result, and consistent with historical practice, only the shares required to settle any conversion premium would be considered dilutive under the treasury stock method. Further, PRSUs for which the performance condition has not been achieved are excluded from the calculation of diluted earnings per share.
Recently Adopted Accounting Pronouncements.
ASU 2019-12. On January 1, 2021, we adopted Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, using the modified retrospective transition method. ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application of Topic 740. The adoption of ASU 2019-12 did not result in a cumulative-effect adjustment to retained earnings. The comparative prior period information continues to be reported under the accounting standards in effect during those periods. The impact of the adoption is expected to be immaterial to our financial position, results of operations and cash flows on an ongoing basis.
Recently Issued Accounting Pronouncements.
ASU 2020-06. In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, ASU 2020-06 removes the separation models for convertible instruments with cash or beneficial conversion features. Instead, entities will account for convertible debt instruments wholly as debt, unless certain other conditions are met. The adoption of ASU 2020-06 is expected to prospectively reduce reported interest expense and increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the 2024 Notes. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. We will adopt ASU 2020-06 on January 1, 2022 using the modified retrospective transition method, which allows for a cumulative-effect adjustment in the period of adoption and does not require restatement of prior period amounts. Under this transition method, the cumulative effect of the accounting change is expected to increase the carrying amount of the 2024 Notes by $42.2 million, reduce deferred tax liabilities by $10.0 million, reduce the accumulated deficit by $74.6 million, reduce additional paid-in capital by $106.8 million.
2. Collaboration and License Agreements
Under the terms of our existing collaboration and license agreements, we may be required to make potential future payments of up to $10.9 billion upon the achievement of certain event-based milestones. Such contingent payments are recorded when paid or payable.

Heptares Therapeutics Limited, or Heptares. We entered into a collaboration and license agreement with Heptares, which became effective in December 2021, to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, which compounds we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Heptares retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. We are responsible for all development, manufacturing, and commercialization costs. With respect to such rights retained by Heptares, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Heptares will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase II clinical trial for such compound or following our receipt from Heptares of the top-line data from such clinical trial for such compound. In addition, we have entered into a 2-year research collaboration with Heptares that, unless extended by the parties, is scheduled to expire in December 2023.
In connection with the agreement, we paid Heptares $100.0 million upfront, which, including certain transaction-related costs, was expensed as IPR&D in 2021. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Under the terms of the agreement, Heptares may be entitled to receive potential future payments of up to $2.6 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product.
Unless earlier terminated, the agreement will continue on a licensed product-by-licensed product and country-by-country basis until the date on which the royalty term for such licensed product has expired in such country. On a licensed product-by-licensed product and country-by-country basis, royalty payments would commence on the first commercial sale of a licensed product and terminate on the later of (i) the expiration of the last patent covering such licensed product in such country, (ii) a number of years from the first commercial sale of such licensed product in such country and (iii) the expiration of regulatory exclusivity for such licensed product in such country.
We may terminate the agreement in its entirety or with respect to one or more targets upon 180 days’ written notice to Heptares during the research collaboration term and upon 90 days’ written notice to Heptares following the expiration of the research collaboration term. Following the expiration of the research collaboration term, Heptares may terminate the agreement on a target-by-target basis in the event that we do not conduct any material development activities outside of Japan with respect to a certain compound or licensed product within the applicable target class for a continuous period of not less than 365 days and do not commence any such activities within 120 days of receiving written notice. Either party may terminate the agreement, subject to specified conditions, (i) in the event of material breach by the other party, subject to a cure period, (ii) if the other party challenges the validity or enforceability of certain intellectual property rights, subject to a cure period, or (iii) if the other party becomes insolvent or takes certain actions related to insolvency.
Takeda Pharmaceutical Company Limited, or Takeda. In 2020, we entered into an exclusive license agreement with Takeda, pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1065845, NBI-1065846 and four non-clinical stage compounds. Luvadaxistat and the 4 non-clinical stage compounds have each been designated as a royalty-bearing product. NBI-1065845 and NBI-1065846 are currently each designated as a profit-share product. We are responsible for all manufacturing, development and commercialization costs of any royalty-bearing product.
In connection with the agreement, we paid Takeda $120.0 million upfront, which, including certain transaction-related costs, was expensed as IPR&D in 2020. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Under the terms of the agreement, Takeda may be entitled to receive potential future payments of up to $1.9 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any royalty-bearing product.
With respect to NBI-1065845 and NBI-1065846, we and Takeda will equally share in the operating profits and losses. Takeda retains the rights to opt-out of the profit-sharing arrangements, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to such compounds and receive royalties on the future net sales of such compounds (in lieu of equally sharing in the operating profits and losses). Takeda may elect to exercise such opt-out right for such compound immediately following the completion of a second Phase II clinical trial for such compound, or, under certain circumstances related to the development and commercialization activities to be performed by us, before the initiation of a Phase III clinical trial for such compound.

Unless earlier terminated, the agreement will continue on a licensed product-by-licensed product and country-by-country basis until the date on which, (i) for any royalty-bearing product, the royalty term has expired in such country; and (ii) for any profit-share product, for so long as we continue to develop, manufacture, or commercialize such licensed product. On a licensed product-by-licensed product and country-by-country basis, royalty payments would commence on the first commercial sale of a royalty-bearing product and terminate on the later of (i) the expiration of the last patent covering such royalty-bearing product in such country, (ii) a number of years from the first commercial sale of such royalty-bearing product in such country and (iii) the expiration of regulatory exclusivity for such royalty-bearing product in such country.
We may terminate the agreement in its entirety or in one or more (but not all) of the United States, Japan, the European Union and the United Kingdom, or, collectively, the major markets, upon 6 months’ written notice to Takeda (i) with respect to all licensed products prior to the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes, as defined in the agreement, prior to the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. We may terminate the agreement in its entirety or in one or more (but not all) of the major markets upon 12 months’ written notice to Takeda (i) with respect to all licensed products following the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes following the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. Takeda may terminate the agreement, subject to specified conditions, (i) if we challenge the validity or enforceability of certain Takeda intellectual property rights or (ii) on a target class-by-target class basis, in the event that we do not conduct any material development or commercialization activities with respect to any licensed product within such target class for a specified continuous period. Subject to a cure period, either party may terminate the agreement in the event of any material breach, solely with respect to the target class of a licensed product to which such material breach relates, or in its entirety in the event of any material breach that relates to all licensed products.
Idorsia Pharmaceuticals Ltd, or Idorsia. In 2020, we entered into a collaboration and license agreement with Idorsia, pursuant to which we acquired the global rights to NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy and other potential indications, including essential tremor. We are responsible for all manufacturing, development and commercialization costs of any collaboration product.
In connection with the agreement, we paid Idorsia $45.0 million upfront, which was expensed as IPR&D in 2020. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Under the terms of the agreement, Idorsia may be entitled to receive potential future payments of up to $1.7 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product.
We may terminate the agreement, in its entirety or with respect to a particular compound or development candidate, upon 90 days’ written notice to Idorsia. Further, in the event a party commits a material breach and fails to cure such material breach within 90 days after receiving written notice thereof, the non-breaching party may terminate the agreement in its entirety immediately upon written notice to the breaching party.
Xenon Pharmaceuticals Inc., or Xenon. In 2019, we entered into a collaboration and license agreement with Xenon to identify, research and develop sodium channel inhibitors, including NBI-921352 and three preclinical candidates, which compounds we have the exclusive rights to develop and commercialize. We are responsible for all development and manufacturing costs of any collaboration product, subject to certain exceptions.
Under the terms of the agreement, Xenon may be entitled to receive potential future payments of up to $1.7 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product. Xenon retains the right to elect to co-develop one product in a major indication, pursuant to which Xenon would receive a mid-single digit percentage increase in royalties earned on the future net sales of such product in the United States and we and Xenon would equally share in the development costs of such product in the applicable indication, except where such development costs relate solely to the regulatory approval of such product outside the United States.

In connection with the agreement, we paid Xenon $30.0 million upfront and purchased approximately 1.4 million shares of Xenon common stock (at $14.196 per share) for $20.0 million. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The purchased shares were recorded at a fair value of $14.1 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions applicable to the shares. The remaining $36.2 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in 2019.
In connection with the European Union’s approval for the clinical trial application for NBI-921352 for the treatment of focal onset seizures in adults in September 2021, we paid Xenon a regulatory milestone of $10.0 million, including a purchase of approximately 0.3 million shares of Xenon common stock (at $19.9755 per share). The purchased shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions applicable to the shares. The remaining $5.4 million of the milestone payment was expensed as R&D.
Unless earlier terminated, the agreement will continue on a licensed product-by-licensed product and country-by-country basis until the expiration of the royalty term for such product in such country. Upon the expiration of the royalty term for a particular licensed product and country, the license obtained by us with respect to such product and country will become fully paid, royalty free, perpetual and irrevocable. We may terminate the agreement upon 90 days’ written notice to Xenon, provided that such unilateral termination will not be effective for certain products until we have used commercially reasonable efforts to complete certain specified clinical studies. Either party may terminate the agreement in the event of a material breach in whole or in part, subject to specified conditions.
Voyager Therapeutics, Inc., or Voyager. In 2019, we entered into a collaboration and license agreement with Voyager, pursuant to which we acquired certain rights to develop and commercialize the NBIb-1817 for Parkinson’s disease program, Friedreich’s ataxia program and two undisclosed programs. We are responsible for all development costs of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager. In February 2021, we notified Voyager of our termination of the NBIb-1817 for Parkinson’s disease program, which became effective August 2, 2021. The termination did not apply to any program other than the NBIb-1817 for Parkinson’s disease program.
Under the terms of the agreement, Voyager may be entitled to receive potential future payments of up to $1.3 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product.
In connection with the agreement, we paid Voyager $115.0 million upfront and purchased approximately 4.2 million shares of Voyager common stock (at $11.9625 per share) for $50.0 million. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The purchased shares were recorded at a fair value of $54.7 million after considering Voyager’s stock price on the measurement date and certain transfer restrictions applicable to the shares. The remaining $113.1 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in 2019. In addition, we paid Voyager $5.0 million upfront, which was expensed as IPR&D in 2019, to acquire the rights outside the United States to the Friedreich’s ataxia program.
Unless terminated earlier, the agreement will continue in effect until the expiration of the last to expire royalty term with respect to any collaboration product or the last expiration or termination of any exercised co-development and co-commercialization rights by Voyager as provided for in the agreement. We may terminate the agreement upon 180 days’ written notice to Voyager prior to the first commercial sale of any collaboration product or upon 1 year after the date of notice if such notice is provided after the first commercial sale of any collaboration product.
BIAL – Portela & Ca, S.A., or BIAL. We acquired the United States and Canada rights to ONGENTYS® (opicapone) from BIAL in 2017, and launched ONGENTYS in the United States in September 2020 as an FDA-approved add-on treatment to levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations. We are responsible for all commercialization costs of ONGENTYS in the United States and Canada and rely on BIAL for the commercial supply of ONGENTYS.
Under the terms of the license agreement, BIAL may be entitled to receive potential future payments of up to $75.0 million upon the achievement of certain event-based milestones. In addition, with respect to ONGENTYS, in the event we fail to meet certain minimum sales requirements for a particular year in comparison to our annual sales forecast for such year, we would be obligated to pay BIAL an amount equal to the difference between the actual net sales and minimum sales requirements for such year. Further, upon our written request to BIAL 12 months prior to the estimated expiration of the term of a licensed product, we will negotiate the continuation of BIAL’s supply of such licensed product after the term. After the term, and if BIAL is no longer supplying such licensed product, BIAL would be entitled to receive a low double-digit royalty on our future quarterly net sales of such licensed product.
In connection with the FDA’s approval for ONGENTYS for Parkinson’s disease in April 2020, we paid BIAL a regulatory milestone of $20.0 million, which was expensed as R&D in 2020. In connection with the FDA’s acceptance of the NDA for opicapone for Parkinson’s disease in 2019, we paid BIAL a regulatory milestone of $10.0 million, which was expensed as R&D in 2019.
Unless earlier terminated, the agreement will continue on a licensed product-by-licensed product and country-by-country basis until a generic product with respect to such licensed product is sold in a country and sales of such generic product are greater than a specified percentage of total sales of such licensed product in such country.
We may terminate the agreement upon 9 months’ written notice to BIAL. BIAL may terminate the agreement in the event we fail to meet the minimum sales requirements for any 2 years, or under certain circumstances involving a change of control of Neurocrine Biosciences. Under certain circumstances where BIAL elects to terminate the agreement in connection with a change of control of Neurocrine Biosciences, BIAL would be obligated to pay us a termination fee. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency.
Mitsubishi Tanabe Pharma Corporation, or MTPC. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015. MTPC is responsible for all development, manufacturing and commercialization costs of valbenazine in such markets.
Under the terms of the license agreement, we may be entitled to receive potential future payments of up to $55.0 million upon the achievement of certain event-based milestones and would be entitled to receive royalties at tiered percentage rates on MTPC’s future net sales of valbenazine for the longer of 10 years or the life of the related patent rights.
In connection with MTPC’s submission of a filing for marketing authorization for valbenazine for the treatment of tardive dyskinesia in Japan in April 2021, we received a regulatory milestone of $15.0 million, which was recognized as collaboration revenue in 2021.
We are currently conducting the KINECT-HD study, a placebo-controlled Phase III study of valbenazine in adult Huntington disease patients with chorea. In connection with our performance of the study, we recognized non-cash collaboration revenue of $5.7 million for 2021, $2.6 million for 2020 and $0.9 million for 2019. As of December 31, 2021, $1.0 million of revenue is being deferred in connection with our continuing performance obligations under the collaboration and will be recognized as non-cash collaboration revenue over the remaining study period using an input method according to costs incurred to-date relative to estimated total costs associated with the study.
MTPC may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.
AbbVie Inc., or AbbVie. We out-licensed the global rights to elagolix to AbbVie in 2010. AbbVie is responsible for all development and commercialization costs of elagolix.
Under the terms of the license agreement, we may be entitled to receive potential future payments of up to $366.0 million upon the achievement of certain event-based milestones and will continue to receive royalties at tiered percentage rates on AbbVie’s quarterly net sales of elagolix for the longer of 10 years or the life of the related patent rights.
AbbVie launched ORILISSA® (elagolix tablets) in the United States in August 2018 as an FDA-approved oral medication for the management of moderate to severe endometriosis pain in women. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States as an FDA-approved oral medication for the management of heavy menstrual bleeding associated with uterine fibroids in pre-menopausal women. We recognized elagolix royalty revenue of $22.3 million for 2021, $19.2 million for 2020 and $14.3 million for 2019.

In connection with the FDA’s approval for AbbVie’s ORIAHNN for uterine fibroids in May 2020, we received a regulatory milestone of $30.0 million, which was recognized as collaboration revenue in 2020. In connection with the FDA’s acceptance of AbbVie’s NDA for ORIAHNN for uterine fibroids in 2019, we received a regulatory milestone of $20.0 million, which was recognized as collaboration revenue in 2019.
AbbVie may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.
3. Debt Securities
The following table summarizes the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss) and fair value of debt securities available-for-sale at December 31, 2021, aggregated by major security type and contractual maturity:

		December 31, 2021				December 31, 2020
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$204.8	$—	$—	$204.8	$82.2	$—	$—	$82.2
Corporate debt securities	0 to 1 years	128.2	—	(0.1)	128.1	299.3	1.4	—	300.7
Securities of government-sponsored entities	0 to 1 years	37.6	—	—	37.6	230.9	0.1	—	231.0
		$370.6	$—	$(0.1)	$370.5	$612.4	$1.5	$—	$613.9

Corporate debt securities	1 to 3 years	$358.9	$—	$(1.5)	$357.4	$144.8	$0.4	$—	$145.2
Securities of government-sponsored entities	1 to 3 years	204.3	—	(1.0)	203.3	81.9	0.1	(0.1)	81.9
		$563.2	$—	$(2.5)	$560.7	$226.7	$0.5	$(0.1)	$227.1
As of December 31, 2021, our security portfolio consisted of 164 debt securities available-for-sale, including 136 such securities that were in an unrealized loss position but of high credit quality. Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. We did not recognize an allowance for credit losses as of December 31, 2021 or 2020.
The following table summarizes debt securities available-for-sale in an unrealized loss position for less than 12 months, aggregated by major security type. There were no debt securities available-for-sale in an unrealized loss position for longer than 12 months as of December 31, 2021 or 2020.

	December 31, 2021		December 31, 2020
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate Debt Securities	$428.6	$(1.6)	$—	$—
Securities of government-sponsored entities	230.5	(1.0)	95.0	(0.1)
	$659.1	$(2.6)	$95.0	$(0.1)

4. Fair Value Measurements
Investments, which were measured at fair value on a recurring basis, consisted of the following:

	December 31, 2021				December 31, 2020
	Fair Value	Fair Value Measurements Using			Fair Value	Fair Value Measurements Using
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$340.8	$340.8	$—	$—	$187.1	$187.1	$—	$—
Restricted cash:
Certificates of deposit	3.2	3.2	—	—	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	204.8	—	204.8	—	82.2	—	82.2	—
Corporate debt securities	485.5	—	485.5	—	445.9	—	445.9	—
Securities of government-sponsored entities	240.9	—	240.9	—	312.9	—	312.9	—
Equity securities:
Equity securities–biotechnology industry	63.7	52.7	—	11.0	38.2	—	—	38.2
	$1,338.9	$396.7	$931.2	$11.0	$1,069.5	$190.3	$841.0	$38.2
The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at beginning of period	$38.2	$55.9	$—
Purchases (1)	4.6	—	68.9
Unrealized gain (loss) included in earnings	20.9	(17.7)	(13.0)
Transfers out of Level 3 (2)	(52.7)	—	—
Balance at end of period	$11.0	$38.2	$55.9
_________________________
(1) In September 2021, we purchased 0.3 million shares of Xenon's common stock, valued at $4.6 million on the date of purchase, in connection with the European Union’s approval of the clinical trial application for NBI-921352.
(2) In the fourth quarter of 2021, our equity security investment in Xenon was transferred from Level 3 to Level 1 as the associated holding period restriction expired.
As of December 31, 2021, the discount for lack of marketability used in the valuation analysis of our Voyager equity security investment was 2.5%. Unrealized gains and losses on equity security investments are included in other income (expense), net.
5. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of the 2024 Notes and entered into the 2017 Indenture with respect to the 2024 Notes. The net proceeds from the issuance of the 2024 Notes were approximately $502.8 million, after deducting commissions and the offering expenses payable by us. The 2024 Notes accrue interest at a fixed rate of 2.25% per year, payable semiannually in arrears on May 15 and November 15 of each year, and mature on May 15, 2024.

In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. We accounted for the partial repurchase of the 2024 Notes as a debt extinguishment. As a result, we attributed $130.7 million of the aggregate repurchase price to the liability component based on the fair value of the liability component immediately before extinguishment. The fair value of the liability component was calculated at settlement using a discounted cash flow analysis with a discount rate of 3.37%, which was the market rate for similar notes that have no conversion rights. The difference of $56.3 million between the fair value of the aggregate consideration remitted to certain holders of the 2024 Notes and the fair value of the liability component was attributed to the reacquisition of the equity component and recognized as a reduction to additional paid-in capital. The carrying amount of the liability of $112.4 million at settlement was recognized as a reduction to the 2024 Notes and resulted in an $18.4 million loss on extinguishment.
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2024 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of December 31, 2021) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of December 31, 2021) on each applicable trading day;
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
In December 2021, we entered into the First Supplemental Indenture to the 2017 Indenture, pursuant to which we irrevocably elected to settle the principal amount of the 2024 Notes in cash upon conversion and to settle any conversion premium, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2024 Indenture), in either cash or shares of our common stock. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest, and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2024 Notes will be paid pursuant to the terms of the 2024 Indenture.
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
While the 2024 Notes were classified as a long-term liability as of December 31, 2021, the future convertibility and associated balance sheet classification will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such.
We are required to separately account for the liability and equity components of the 2024 Notes. The liability component of the instrument was valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $368.3 million was calculated using a 7.5% assumed borrowing rate. The equity component of $149.2 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and recorded in additional paid-in capital on the consolidated balance sheet on the issuance date. The equity component is treated as a discount on the liability component of the 2024 Notes, which is currently being amortized over the 7-year term of the 2024 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. As of December 31, 2021, the remaining period over which the discount on the liability component will be amortized was approximately 2.4 years. We plan to adopt ASU 2020-06 on January 1, 2022 using the modified retrospective transition method. Among other changes, ASU 2020-06 removes the separation models for convertible instruments with cash or beneficial conversion features. Refer to Note 1 to the consolidated financial statements for more information.
We allocated the total transaction costs of approximately $14.7 million related to the issuance of the 2024 Notes to the liability and equity components of the 2024 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the 7-year term of the 2024 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.
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
The 2024 Notes, net of discounts and deferred financing costs, consisted of the following:

	December 31,
(in millions)	2021	2020
Principal	$381.2	$381.3
Deferred financing costs	(2.9)	(4.0)
Debt discount, net	(43.2)	(59.4)
Net carrying amount	$335.1	$317.9
The 2024 Notes were recorded at the estimated value of a similar non-convertible instrument on the date of issuance and accretes to the face value of the 2024 Notes over their 7-year term. The fair value of the 2024 Notes, which was estimated utilizing market quotations from an over-the-counter trading market (Level 2), was $464.7 million as of December 31, 2021 and $514.3 million as of December 31, 2020.

6. Other Balance Sheet Details
Inventory consisted of the following:

	December 31,
(in millions)	2021	2020
Raw materials	$11.2	$16.6
Work in process	3.6	2.4
Finished goods	15.7	9.0
Total inventory	$30.5	$28.0
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2021	2020
Tenant improvements	$34.9	$29.5
Scientific equipment	51.6	39.2
Computer equipment	18.1	13.9
Furniture and fixtures	5.9	3.7
	110.5	86.3
Less accumulated depreciation	(51.9)	(41.7)
Total property and equipment, net	$58.6	$44.6
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in millions)	2021	2020
Accrued employee related costs	$50.6	$38.2
Revenue-related reserves for discounts and allowances	62.7	34.6
Accrued development costs	32.4	32.9
Current branded prescription drug fee	28.6	23.6
Accounts payable and other accrued liabilities	51.5	39.4
Total accounts payable and accrued liabilities	$225.8	$168.7
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in millions)	2021	2020
Cash and cash equivalents	$340.8	$187.1
Restricted cash	3.2	3.2
Total cash, cash equivalents and restricted cash	$344.0	$190.3

7. Earnings Per Share
Earnings per share were calculated as follows:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Net income - basic and diluted	$89.6	$407.3	$37.0
Weighted-average common shares outstanding:
Basic	94.6	93.1	91.6
Effect of dilutive securities:
Stock options	1.8	2.4	2.6
Restricted stock units	0.3	0.5	0.4
2024 Notes	1.1	1.8	1.1
Diluted	97.9	97.8	95.7
Earnings per share:
Basic	$0.95	$4.38	$0.40
Diluted	$0.92	$4.16	$0.39
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 4.1 million for 2021, 2.5 million for 2020 and 2.1 million for 2019.
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
In May 2018, we adopted the 2018 Employee Stock Purchase Plan, or ESPP, pursuant to which 0.3 million shares of common stock are authorized for issuance. As of December 31, 2021, 0.1 million shares of common stock remain available for future grant under the 2018 ESPP.
In May 2020, we adopted the 2020 Equity Incentive Plan, or the 2020 Plan. The 2020 Plan authorized 3.3 million shares of common stock for issuance and allows for the grant of stock options, stock appreciation rights, restricted stock awards, RSUs, performance stock awards, PRSUs and certain other awards. The 2011 Plan was merged into the 2020 Plan and, as a result, all remaining shares in the 2011 Plan were transferred into the 2020 Plan. As of December 31, 2021, 5.4 million shares of common stock remain available for future grant under the 2020 Plan.
Share-Based Compensation Expense. The effect of share-based compensation expense on our consolidated statements of income and comprehensive income by line-item follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Selling, general and administrative expense	$85.8	$66.3	$49.5
Research and development expense	48.4	33.7	25.8
Total share-based compensation expense	$134.2	$100.0	$75.3
Share-based compensation expense by award-type follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Stock options	$60.5	$47.5	$36.5
RSUs	62.5	44.2	30.5
PRSUs	7.6	5.3	5.6
ESPP	3.6	3.0	2.7
Total share-based compensation expense	$134.2	$100.0	$75.3

As of December 31, 2021, unrecognized share-based compensation expense by award-type and the weighted-average period over which such expense is expected to be recognized, as applicable, were as follows:

(dollars in millions)	Unrecognized Expense	Weighted-Average Recognition Period
Stock options	$101.7	2.5 years
RSUs	$150.5	2.2 years
Stock Options. Typically, stock options have a 10-year term and vest over a 3 to 4-year period. The exercise price of stock options granted is equal to the closing price of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, term and interest rates. The weighted-average grant-date fair values of stock options granted were $45.02 for 2021, $45.67 for 2020 and $41.74 for 2019.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.6%	1.4%	2.4%
Expected volatility of common stock	45.9%	48.5%	54.8%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	5.2 years	5.3 years	5.4 years
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
•We have not historically declared or paid dividends and do not intend to do so in the foreseeable future.
A summary of activity related to stock options follows:

(in millions, except weighted average data)	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	6.8	$62.98
Granted	1.8	$110.74
Exercised	(0.7)	$28.02
Canceled	(0.2)	$103.30
Outstanding at December 31, 2021	7.7	$76.38	6.5 years	$136.4
Exercisable at December 31, 2021	5.2	$63.53	5.5 years	$134.7
The total intrinsic value of stock options exercised was $58.0 million for 2021, $40.2 million for 2020 and $64.3 million for 2019. Cash received from stock option exercises was $20.7 million for 2021, $23.5 million for 2020 and $27.3 million for 2019.
Restricted Stock Units. RSUs typically vest over a 4-year period. The fair value of RSUs is based on the closing sale price of our common stock on the date of issuance. RSUs may be subject to a deferred delivery arrangement at the election of eligible employees.

A summary of activity related to RSUs follows:

(in millions, except weighted average data)	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2020	1.5	$89.60
Granted (1)	1.2	$104.95
Released	(0.6)	$82.22
Canceled	(0.1)	$101.71
Unvested at December 31, 2021	2.0	$99.96	1.3 years	$174.1
_________________________
(1) In August 2021, our board of directors approved an equity grant of approximately 0.5 million RSUs, which will vest over a 2-year period, to our full-time employees other than our executive officers.
The total fair value of RSUs that vested was $64.3 million for 2021, $49.7 million for 2020 and $36.1 million for 2019.
Performance-Based Restricted Stock Units. PRSUs vest based on the achievement of certain predefined Company-specific performance criteria and expire 3 to 4 years from the grant date. The fair value of PRSUs is estimated based on the closing sale price of our common stock on the date of grant. Expense recognition for PRSUs commences when attainment of the performance-based criteria is determined to be probable.
A summary of activity related to PRSUs follows:

(in millions, except weighted average data)	Number of PRSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2020	0.2	$102.90
Granted	0.2	$114.68
Unvested at December 31, 2021	0.4	$109.31	1.2 years	$30.9
As of December 31, 2021, unrecognized share-based compensation expense for PRSUs was $32.0 million. The total fair value of PRSUs that vested was $13.5 million for 2020. No PRSUs vested during 2021 or 2019.
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
9. Income Taxes
Components of income tax expense (benefit) for continuing operations were as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Current:
Federal	$—	$—	$—
State	6.3	10.1	9.5
Total current taxes	6.3	10.1	9.5
Deferred:
Federal	5.9	(287.5)	—
State	(0.4)	(23.2)	—
Total deferred taxes	5.5	(310.7)	—
Provision for (benefit from) income taxes	$11.8	$(300.6)	$9.5

The provision for (benefit from) income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

	Year Ended December 31,
(in millions)	2021	2020	2019
Federal income taxes at 21%	$21.3	$22.4	$9.8
State income tax, net of federal benefit	6.2	5.5	4.0
Non-deductible expenses	0.2	0.6	0.8
Branded prescription drug fee	4.8	4.9	3.7
Share-based compensation expense	(11.3)	(6.7)	(12.8)
Officer compensation	7.0	3.7	3.1
Change in tax rate	0.2	3.3	(4.1)
Expired tax attributes	0.6	1.1	1.2
Research credits	(22.0)	(39.0)	(10.4)
Change in valuation allowance	5.0	(296.3)	13.9
Other	(0.2)	(0.1)	0.3
Provision for (benefit from) income taxes	$11.8	$(300.6)	$9.5
Significant components of our deferred tax assets as of December 31, 2021 and 2020 are listed below.

	December 31,
(in millions)	2021	2020
Deferred tax assets:
Net operating losses	$90.3	$111.4
Research and development credits	129.7	109.6
Capitalized research and development	17.9	24.7
Share-based compensation expense	38.9	29.8
Operating lease assets	29.3	25.2
Intangible assets	86.1	86.7
Other	21.6	23.9
Total deferred tax assets	413.8	411.3
Deferred tax liabilities:
Convertible senior notes	(9.9)	(13.8)
Operating lease liabilities	(23.3)	(19.9)
Other	(10.7)	(8.4)
Total deferred tax liabilities	(43.9)	(42.1)
Net of deferred tax assets and liabilities	369.9	369.2
Valuation allowance	(54.8)	(49.8)
Net deferred tax assets	$315.1	$319.4
As of December 31, 2021, our deferred tax assets were primarily the result of federal net operating loss carry forwards, capitalized research costs, acquired intangible assets and tax credit carryforwards. As of December 31, 2021 and 2020, we recorded a valuation allowance of $54.8 million and $49.8 million, respectively, against our gross deferred tax asset balance.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its assessment of the future realizability of our deferred tax assets. As of December 31, 2021, management determined there was sufficient positive evidence to conclude that it is more likely than not deferred tax assets of $315.1 million are realizable. The recorded valuation allowance of $54.8 million consisted primarily of state net operating loss and credit carryforwards for which management could not conclude it is more likely than not to be realized.
As of December 31, 2021, we had federal and state income tax net operating loss carryforwards of $421.1 million and $329.9 million, respectively. The federal net operating losses will begin to expire in 2028, unless previously utilized.

California net operating losses will begin to expire in 2031 unless previously utilized and the net operating losses related to other states will begin to expire in 2026.
In addition, we had federal and state R&D tax credit carryforwards of $107.3 million and $66.3 million, respectively. A portion of the federal R&D tax credit carryforwards expired in 2021. The remaining federal R&D tax credits will continue to expire beginning in 2022, unless previously utilized. The California R&D tax credits carry forward indefinitely and the R&D tax credits related to other states will begin to expire in 2022, unless previously utilized.
Additionally, the future utilization of our net operating loss and R&D tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. No ownership changes have occurred through December 31, 2021.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
Our policy is to recognize interest or penalties related to income tax matters in income tax expense. Interest and penalties related to income tax matters were not material for 2021, 2020 or 2019.
We are subject to taxation in the United States and various state jurisdictions. Our tax years for 2001 for federal and since inception for California and forward are subject to examination by federal and state tax authorities due to the carryforward of unutilized net operating losses and R&D tax credits.
A summary of activity related to unrecognized tax benefits follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Balance at January 1	$60.8	$63.9	$54.8
Increase (decrease) related to prior year tax positions	0.6	(5.7)	0.3
Increase related to current year tax positions	4.9	3.9	9.5
Settlements related to prior year tax positions	—	(0.2)	—
Expiration of the statute of limitations for the assessment of taxes	(1.7)	(1.1)	(0.7)
Balance at December 31	$64.6	$60.8	$63.9
We excluded those deferred tax assets that are not more-likely-than-not to be sustained under the technical merits of the tax position. Such unrecognized tax benefits totaled $4.9 million for current year tax positions, as reflected in the table above.
As of December 31, 2021, we had $57.4 million of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate, subject to the valuation allowance. We do not expect a significant change in our unrecognized tax benefits in the next twelve months.
10. Leases
Our corporate headquarters, for which we have operating leases with terms that expire beginning 2024 through 2031, are located in San Diego, California, and consist of office space and research and development laboratories. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any such options at commencement of these leases, no such options were recognized as part of the associated lease liabilities or right-of-use assets.

The following tables present supplemental operating lease information.

	Year Ended December 31,
(in millions)	2021	2020	2019
Operating lease cost	$15.3	$10.1	$8.1
Cash paid for amounts included in the measurement of operating lease liabilities	$12.6	$8.6	$7.7

		December 31,
(in millions, except weighted average data)		2021	2020
Weighted average remaining lease term		8.8 years	10.3 years
Weighted average discount rate		5.2%	5.6%
Restricted cash related to letters of credit issued in lieu of cash security deposits		$3.2	$3.2
Approximate future minimum lease payments under operating leases were as follows:

(in millions)	December 31, 2021
Year ending December 31, 2022	$17.0
Year ending December 31, 2023	17.9
Year ending December 31, 2024	17.4
Year ending December 31, 2025	15.9
Year ending December 31, 2026	15.7
Thereafter	70.4
Total operating lease payments	154.3
Less accreted interest	32.5
Total operating lease liabilities	121.8
Less current operating lease liabilities included in other current liabilities	16.5
Noncurrent operating lease liabilities	$105.3
11. Retirement Plan
We have a 401(k) defined contribution savings plan, or the 401(k) Plan. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $8.1 million for 2021, $6.7 million for 2020 and $4.9 million for 2019.
12. Subsequent Events
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, pursuant to which we also secured a 6-year option for the construction of a fifth building and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters.
Under the terms of the lease, on a building-by-building basis, base rent will be subject to a 10-month rent abatement period following the respective lease commencement date, which dates will be determined in the future based upon achievement of substantial completion of construction with respect to each such building in the condition suitable for the installation of our furniture, fixtures and equipment, and on which date we will record a lease liability, corresponding right-of-use asset, and begin lease expense recognition with respect to each such building. After the rent abatement period, monthly base rent will be $6 per square foot, subject to annual escalations of 3% during the initial 13.6-year lease term, which term we have the option to renew for two additional terms of 5 years each.

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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which is included herein.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Neurocrine Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 11, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 11, 2022

Item 9B. Other Information
On February 8, 2022, we entered into a lease agreement, or the Lease, with Gemdale Aperture Phase I, LLC for the lease of approximately 535,000 gross square feet of office, laboratory and ancillary space, or the Premises, on a 15.72-acre campus located at 6040 Edgewood Bend Court, San Diego, California 92130, or the Property, for our future principal executive offices, and laboratory space for research and development and related uses. The Premises will be delivered to us in two phases, with the initial Premises consisting of two buildings containing a total of approximately 240,000 gross square feet, or Phase 1, and the subsequent premises consisting of two buildings containing a total of approximately 295,000 gross square feet, or Phase 2. We also have the option to expand into a to-be-constructed fifth building, which would contain approximately 121,000 gross square feet, subject to the terms set forth in the Lease. Subject to certain conditions set forth in the Lease, we also have a right of first refusal to purchase the Property.
The commencement date for Phase 1 is expected to occur on or around March 28, 2023, or the Phase 1 Commencement Date, and the commencement date for Phase 2 is expected to occur on or around February 1, 2025. The Lease will have an initial term of approximately 13 years and 7 months, commencing on the Phase 1 Commencement Date, unless terminated earlier, or the Term. We have two options to extend the Term by five years each. Base rent for each of Phase 1 and Phase 2 will be abated for 10 months following the Phase 1 Commencement Date and Phase 2 Commencement Date, respectively. Following the abatement period for Phase 1, the base rent payable for Phase 1 will be $6.00 per gross square foot, or approximately $1.4 million per month, which amount will increase by 3% per year over the Term. Following the abatement period for Phase 2, the per gross square foot base rent payable for Phase 2 will be equal to the per gross square foot base rent being paid for the Phase 1 Premises at such time. We will also enter into a letter of credit equal to base rent due for the Premises during the last month of the initial Term.
Upon vacating our current principal executive offices at 12780 El Camino Real, San Diego, California 92130, we intend to sublet such facilities.
The foregoing description of the material terms of the Lease is qualified in its entirety by reference to the full text of the Lease, a copy of which will be filed as an exhibit to a subsequent filing with the SEC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2021. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report.
1. List of Financial Statements. The following are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.
3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.5	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

21.1	Description:	Subsidiaries of the Company

23.1	Description:	Consent of Independent Registered Public Accounting Firm

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
Collaboration and License Agreements:

10.1**	Description:	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.2**	Description:	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxemburg S.a.r.l.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.3**	Description:	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.4**	Description:	License Agreement dated February 9, 2017 between BIAL– Portela & CA, S.A. and the Company
	Reference:	Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.5*	Description:	Collaboration and License Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.6	Description:	Stock Purchase Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.7	Description:	Investor Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.8	Description:	Amendment No. 1 to Collaboration and License Agreement dated June 14, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019

10.9**	Description:	Exclusive License Agreement dated June 12, 2020 between Takeda Pharmaceutical Company Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020

10.10**	Description:	Collaboration and License Agreement dated November 22, 2021 between Heptares Therapeutics Limited and the Company
Equity Plans and Related Agreements:

10.11+	Description:	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 30, 2018

10.12+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015

10.13+	Description:	Neurocrine Biosciences, Inc. Inducement Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 13, 2018

10.14+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan

	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2015

10.15+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan dated May 30, 2018
	Reference:	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on May 30, 2018

10.16+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020

10.17+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, and Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

Agreements with Officers and Directors:

10.18+	Description:	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007

10.19+	Description:	Form of Amendment to Employment Agreement for executive officers, effective as of December 15, 2010
	Reference:	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on February 11, 2008

10.20+	Description:	Employment Agreement dated November 3, 2014 between the Company and Kyle Gano
Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K filed on February 6, 2020

10.21+	Description:	Employment Agreement dated May 26, 2015 between the Company and Eric Benevich
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on February 14, 2017

10.22+	Description:	Employment Agreement effective November 29, 2017 between the Company and Matthew C. Abernethy
	Reference:	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on February 13, 2018

10.23+	Description:	Form of Indemnity Agreement entered into between the Company and its officers and directors
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.24+	Description:	Employment Agreement dated January 8, 2018 between the Company and Eiry W. Roberts, M.D.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019
Agreements Related to Real Property:

10.25	Description:	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.
	Reference:	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 18, 2012

10.26	Description:	First Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated June 5, 2017
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017

10.27	Description:	Second Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated October 12, 2017
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.28	Description:	Letter of Credit dated December 3, 2007, issued by Wells Fargo Bank, N.A. for the benefit of Kilroy Realty, L.P., as amended on November 20, 2014 and June 19, 2017
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 10, 2007; Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on February 9, 2015; and Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017

10.29	Description:	Third Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P. dated August 7, 2019
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2019

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

NEUROCRINE BIOSCIENCES, INC.
(Registrant)

By:	/s/ Kevin C. Gorman
Kevin C. Gorman
Chief Executive Officer

Date:	February 11, 2022

By:	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer

Date:	February 11, 2022

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 11, 2022:

Signature	Title

/s/ Kevin C. Gorman	Chief Executive Officer and Director
Kevin C. Gorman, Ph.D.	(Principal Executive Officer)

/s/ Matthew C. Abernethy	Chief Financial Officer
Matthew C. Abernethy	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board of Directors
William H. Rastetter, Ph.D.

/s/ Gary A. Lyons	Director
Gary A. Lyons

/s/ Johanna Mercier	Director
Johanna Mercier

/s/ George J. Morrow	Director
George J. Morrow

/s/ Leslie V. Norwalk	Director
Leslie V. Norwalk

/s/ Richard F. Pops	Director
Richard F. Pops

/s/ Shalini Sharp	Director
Shalini Sharp

/s/ Stephen A. Sherwin	Director
Stephen A. Sherwin, M.D.