Form 10-Q
period 2022-03-31
NEUROCRINE BIOSCIENCES INC
filed 2022-05-04
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 95,576,662 as of April 28, 2022.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$270.2	$340.8
Debt securities available-for-sale	394.7	370.5
Accounts receivable	263.5	185.5
Inventories	29.0	30.5
Other current assets	60.8	45.5
Total current assets	1,018.2	972.8
Deferred tax assets	325.3	315.1
Debt securities available-for-sale	541.0	560.7
Right-of-use assets	94.7	97.2
Equity securities	91.3	63.7
Property and equipment, net	63.9	58.6
Other assets	10.1	4.4
Total assets	$2,144.5	$2,072.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$235.9	$225.8
Other current liabilities	17.6	20.0
Total current liabilities	253.5	245.8
Convertible senior notes	377.7	335.1
Operating lease liabilities	102.5	105.3
Other long-term liabilities	19.7	12.3
Total liabilities	753.4	698.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; issued and outstanding shares were 95.5 million at March 31, 2022 and 94.9 million at December 31, 2021	0.1	0.1
Additional paid-in capital	1,947.7	2,011.4
Accumulated other comprehensive loss	(9.3)	(1.7)
Accumulated deficit	(547.4)	(635.8)
Total stockholders’ equity	1,391.1	1,374.0
Total liabilities and stockholders’ equity	$2,144.5	$2,072.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Revenues:
Net product sales	$305.0	$231.0
Collaboration revenues	5.6	5.6
Total revenues	310.6	236.6
Operating expenses:
Cost of revenues	4.6	2.9
Research and development	102.2	73.2
Selling, general and administrative	200.7	129.0
Total operating expenses	307.5	205.1
Operating income	3.1	31.5
Other income (expense):
Interest expense	(2.6)	(6.4)
Unrealized gain on equity securities	19.9	0.7
Investment income and other, net	1.0	1.4
Total other income (expense), net	18.3	(4.3)
Income before provision for (benefit from) income taxes	21.4	27.2
Provision for (benefit from) income taxes	7.5	(4.9)
Net income	13.9	32.1
Unrealized loss on debt securities available-for-sale, net of tax	(7.6)	(0.8)
Comprehensive income	$6.3	$31.3
Earnings per share:
Basic	$0.15	$0.34
Diluted	$0.14	$0.33
Weighted-average shares outstanding:
Basic	95.3	94.2
Diluted	97.6	98.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	13.9	13.9
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(7.6)	—	(7.6)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	37.0	—	—	37.0
Issuances of common stock under stock plans	0.6	—	6.1	—	—	6.1
Balances at March 31, 2022	95.5	$0.1	$1,947.7	$(9.3)	$(547.4)	$1,391.1

Balances at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	32.1	32.1
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	32.9	—	—	32.9
Issuances of common stock under stock plans	1.0	—	15.2	—	—	15.2
Balances at March 31, 2021	94.5	$0.1	$1,897.8	$1.0	$(693.3)	$1,205.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash Flows from Operating Activities:
Net income	$13.9	$32.1
Reconciliation of net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	37.0	32.9
Depreciation	3.3	2.5
Amortization of debt discount	—	3.9
Amortization of debt issuance costs	0.4	0.3
Change in fair value of equity security investments	(19.9)	(0.7)
Deferred income taxes	(0.3)	(6.2)
Other	0.8	2.6
Change in operating assets and liabilities:
Accounts receivable	(78.0)	9.3
Inventories	1.5	(2.1)
Accounts payable and accrued liabilities	11.5	11.0
Other assets and liabilities, net	(10.7)	1.7
Net cash (used in) provided by operating activities	(40.5)	87.3

Cash Flows from Investing Activities:
Purchases of debt securities available-for-sale	(192.8)	(93.7)
Sales and maturities of debt securities available-for-sale	176.5	161.3
Purchases of equity securities	(7.7)	—
Purchases of property and equipment	(7.6)	(4.5)
Net cash (used in) provided by investing activities	(31.6)	63.1

Cash Flows from Financing Activities:
Issuances of common stock under benefit plans	6.1	15.2
Partial repurchase of convertible senior notes	—	(0.1)
Net cash provided by financing activities	6.1	15.1
Change in cash, cash equivalents and restricted cash	(66.0)	165.5
Cash, cash equivalents and restricted cash at beginning of period	344.0	190.3
Cash, cash equivalents and restricted cash at end of period	$278.0	$355.8

Supplemental Disclosure:
Non-cash capital expenditures	$2.8	$0.1
Right-of-use assets acquired through operating leases	$—	$16.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Significant Accounting Policies
Description of Business. Neurocrine Biosciences, Inc., or Neurocrine Biosciences, the Company, we, our or us, was incorporated in California in 1992 and reincorporated in Delaware in 1996. Neurocrine Continental, Inc. is a Delaware corporation and a wholly owned subsidiary of Neurocrine Biosciences. We also have two wholly-owned Irish subsidiaries, Neurocrine Therapeutics, Ltd. and Neurocrine Europe, Ltd., both of which were formed in December 2014 and are inactive.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021, included in our Annual Report on Form 10-K, or the 2021 Form 10-K, filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
Recently Adopted Accounting Pronouncements.
ASU 2020-06. In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity's own equity. Among other changes, ASU 2020-06 removed the separation models for convertible instruments with cash or beneficial conversion features. Instead, entities now account for convertible debt instruments wholly as debt, unless certain other conditions are met. The adoption of ASU 2020-06 prospectively reduces reported interest expense and increases (decreases) reported net income (loss), and resulted in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the 2.25% fixed-rate convertible senior notes due May 15, 2024, or the 2024 Notes. We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective transition method, which allowed for a cumulative-effect adjustment in the period of adoption and did not require restatement of prior period amounts. Under this transition method, the cumulative effect of the accounting change increased the carrying amount of the 2024 Notes by $42.2 million, reduced deferred tax liabilities by $9.9 million, reduced additional paid-in capital by $106.8 million and reduced the accumulated deficit by $74.5 million.
2. Collaboration and License Agreements
Heptares Therapeutics Limited, or Heptares. We entered into a collaboration and license agreement with Heptares, which became effective in December 2021, to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, which compounds we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Heptares retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. With respect to such rights retained by Heptares, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Heptares will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase II clinical trial for such compound or following our receipt from Heptares of the top-line data from such clinical trial for such compound. We are responsible for all development, manufacturing and commercialization costs of any collaboration product.

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
We may terminate the agreement in its entirety or in one or more (but not all) of the United States, Japan, the European Union and the United Kingdom, or, collectively, the major markets, upon six months’ written notice to Takeda (i) with respect to all licensed products prior to the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes, as defined in the agreement, prior to the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. We may terminate the agreement in its entirety or in one or more (but not all) of the major markets upon 12 months’ written notice to Takeda (i) with respect to all licensed products following the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes following the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. Takeda may terminate the agreement, subject to specified conditions, (i) if we challenge the validity or enforceability of certain Takeda intellectual property rights or (ii) on a target class-by-target class basis, in the event that we do not conduct any material development or commercialization activities with respect to any licensed product within such target class for a specified continuous period. Subject to a cure period, either party may terminate the agreement in the event of any material breach, solely with respect to the target class of a licensed product to which such material breach relates, or in its entirety in the event of any material breach that relates to all licensed products.
Idorsia Pharmaceuticals Ltd., or Idorsia. In 2020, we entered into a collaboration and license agreement with Idorsia, pursuant to which we acquired the global rights to NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy and other potential indications, including essential tremor. We are responsible for all manufacturing, development and commercialization costs of any collaboration product.
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
In connection with the agreement, we paid Xenon $50.0 million upfront, including a purchase of approximately 1.4 million shares of Xenon common stock (at $14.196 per share). We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The purchased shares were recorded at a fair value of $14.1 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions applicable to the shares. The remaining $36.2 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in 2019.
In connection with the European Union’s approval of our clinical trial application for NBI-921352 for the treatment of focal onset seizures in adults in September 2021, we paid Xenon a regulatory milestone of $10.0 million, including a purchase of approximately 0.3 million shares of Xenon common stock (at $19.9755 per share). The purchased shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions applicable to the shares. The remaining $5.4 million of the milestone payment was expensed as R&D in 2021.
In connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022, we paid Xenon a regulatory milestone of $15.0 million, including a purchase of approximately 0.3 million shares of Xenon common stock (at $31.855 per share). The purchased shares were recorded at a fair value of $7.7 million after considering Xenon’s stock price on the measurement date. The remaining $7.3 million of the milestone payment was expensed as R&D in the first quarter of 2022.
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
In connection with the agreement, we paid Voyager $165.0 million upfront, including a purchase of approximately 4.2 million shares of Voyager common stock (at $11.9625 per share). We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The purchased shares were recorded at a fair value of $54.7 million after considering Voyager’s stock price on the measurement date and certain transfer restrictions applicable to the shares. The remaining $113.1 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in 2019. In addition, we paid Voyager $5.0 million upfront, which was expensed as IPR&D in 2019, to acquire the rights outside the United States to the Friedreich’s ataxia program.
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
We may terminate the agreement upon nine months’ written notice to BIAL. BIAL may terminate the agreement in the event we fail to meet the minimum sales requirements for any two years, or under certain circumstances involving a change of control of Neurocrine Biosciences. Under certain circumstances where BIAL elects to terminate the agreement in connection with a change of control of Neurocrine Biosciences, BIAL would be obligated to pay us a termination fee. Either party may terminate the agreement if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency.
Mitsubishi Tanabe Pharma Corporation, or MTPC. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015. In December 2020, we entered into a commercial supply agreement with MTPC pursuant to which we agreed to supply MTPC with valbenazine drug product for commercial use in Japan and other select Asian markets. MTPC is responsible for all development, manufacturing and commercialization costs of valbenazine in such markets.
In March 2022, MTPC received Japanese Ministry of Health, Labour and Welfare approval for DYSVAL® (valbenazine) for the treatment of tardive dyskinesia in Japan. Under the terms of our license agreement with MTPC, we are entitled to receive a milestone payment of $20.0 million upon MTPC's first commercial sale of DYSVAL in Japan, which is expected to occur in the second quarter of 2022. In addition, we may also be entitled to receive potential future payments of up to $35.0 million upon the achievement of certain sales-based milestones and will be entitled to receive royalties at tiered percentage rates on future MTPC net sales of valbenazine for the longer of 10 years or the life of the related patent rights. MTPC may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.
AbbVie Inc., or AbbVie. We out-licensed the global rights to elagolix to AbbVie in 2010. AbbVie is responsible for all development and commercialization costs of elagolix.
AbbVie launched ORILISSA® (elagolix tablets) in the United States and Canada in August and November 2018, respectively. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix. We recognized elagolix royalty revenue of $4.2 million and $4.5 million, respectively, for the three months ended March 31, 2022 and 2021.
Under the terms of our license agreement with AbbVie, we may be entitled to receive potential future payments of up to $366.0 million upon the achievement of certain event-based milestones and will continue to receive royalties at tiered percentage rates on future AbbVie net sales of elagolix for the longer of 10 years or the life of the related patent rights. AbbVie may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.
3. Debt Securities
The following table presents the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss) and fair value of debt securities available-for-sale, aggregated by major security type and contractual maturity.

		March 31, 2022				December 31, 2021
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$99.1	$—	$(0.4)	$98.7	$204.8	$—	$—	$204.8
Corporate debt securities	0 to 1 years	163.7	—	(1.1)	162.6	128.2	—	(0.1)	128.1
Securities of government-sponsored entities	0 to 1 years	134.6	—	(1.2)	133.4	37.6	—	—	37.6
		$397.4	$—	$(2.7)	$394.7	$370.6	$—	$(0.1)	$370.5

Corporate debt securities	1 to 3 years	$341.8	$—	$(5.2)	$336.6	$358.9	$—	$(1.5)	$357.4
Securities of government-sponsored entities	1 to 3 years	209.3	—	(4.9)	204.4	204.3	—	(1.0)	203.3
		$551.1	$—	$(10.1)	$541.0	$563.2	$—	$(2.5)	$560.7
As of March 31, 2022, our security portfolio consisted of 174 debt securities available-for-sale, including 168 such securities that were in an unrealized loss position but of high credit quality. Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of March 31, 2022 or December 31, 2021.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of March 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$82.0	$(0.4)	$—	$—	$82.0	$(0.4)
Corporate debt securities	$464.0	$(5.9)	$18.8	$(0.4)	$482.8	$(6.3)
Securities of government-sponsored entities	$326.1	$(5.8)	$10.7	$(0.3)	$336.8	$(6.1)
The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2021, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$428.6	$(1.6)	$—	$—	$428.6	$(1.6)
Securities of government-sponsored entities	$230.5	$(1.0)	$—	$—	$230.5	$(1.0)

Accrued interest receivables on debt securities available-for-sale totaled $3.0 million and $2.2 million, respectively, as of March 31, 2022 and December 31, 2021. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2022 or 2021.
4. Fair Value Measurements
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
The following table presents a summary of investments, which were measured at fair value on a recurring basis.

	March 31, 2022				December 31, 2021
	Fair Value	Leveling			Fair Value	Leveling
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$270.2	$270.2	$—	$—	$340.8	$340.8	$—	$—
Restricted cash:
Certificates of deposit	7.8	7.8	—	—	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	98.7	—	98.7	—	204.8	—	204.8	—
Corporate debt securities	499.2	—	499.2	—	485.5	—	485.5	—
Securities of government-sponsored entities	337.8	—	337.8	—	240.9	—	240.9	—
Equity securities:
Equity securities–biotechnology industry	91.3	91.3	—	—	63.7	52.7	—	11.0
	$1,305.0	$369.3	$935.7	$—	$1,338.9	$396.7	$931.2	$11.0

The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$11.0	$38.2
Unrealized gain included in earnings (1)	20.8	0.7
Transfers out of Level 3 (2)	(31.8)	—
Balance at end of period	$—	$38.9
_________________________
(1) Unrealized gains and losses on restricted equity security investments are included in other income (expense), net.
(2) Our equity security investment in Voyager was transferred from Level 3 to Level 1 as the associated holding period restriction expired.
5. Inventories
Inventories consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$9.2	$11.2
Work in process	4.4	3.6
Finished goods	15.4	15.7
Total inventories	$29.0	$30.5
6. Cash, Cash Equivalents and Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$270.2	$352.6
Restricted cash included in other assets	7.8	3.2
Total cash, cash equivalents and restricted cash	$278.0	$355.8
7. Leases
Our operating leases that have commenced have terms that expire beginning 2024 through 2031 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our operating lease right-of-use, or ROU, assets or operating lease liabilities.
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, pursuant to which we also secured a six-year option for the construction of a fifth building and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters. Under the terms of the lease, on a building-by-building basis, base rent will be subject to a 10-month rent abatement period following the respective lease commencement date, which dates will be determined in the future based upon achievement of substantial completion of construction with respect to each such building in the condition suitable for the installation of our furniture, fixtures, and equipment, and on which date we will record a lease liability, corresponding right-of-use asset, and begin lease expense recognition with respect to each such building. After the rent abatement period, monthly base rent will be $6 per square foot, subject to annual escalations of 3% during the initial 13.6-year lease term, which term we have the option to renew for two additional terms of five years each.
In connection with our operating leases, in lieu of a cash security deposits, Wells Fargo Bank, N.A., issued letters of credit on our behalf, which are secured by deposits totaling $7.8 million.

The following table presents supplemental operating lease information for operating leases that have commenced.

	Three Months Ended March 31,
(in millions, except weighted average data)	2022	2021
Operating lease cost	$4.1	$3.4
Cash paid for amounts included in the measurement of operating lease liabilities	$4.0	$2.6

	March 31, 2022	March 31, 2021
Weighted average remaining lease term	8.5 years	9.8 years
Weighted average discount rate	5.2%	5.3%
The following table presents approximate non-cancelable future minimum lease payments under operating leases as of March 31, 2022.

(in millions)	Amount (1)
2022 (9 months remaining)	$13.0
2023	17.9
2024	17.4
2025	15.9
2026	15.7
Thereafter	70.4
Total operating lease payments	150.3
Less accreted interest	30.9
Total operating lease liabilities	119.4
Less current operating lease liabilities included in other current liabilities	16.9
Noncurrent operating lease liabilities	$102.5
_________________________
(1) Amounts presented in the table above exclude $17.2 million for 2024, $33.3 million for 2025, $41.9 million for 2026, and $479.7 million thereafter of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.
8. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rate convertible senior notes due May 15, 2024, or the 2024 Notes, and entered into the 2017 Indenture with respect to the 2024 Notes. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
In accordance with authoritative guidance in effect at the time of issuance, we were required to separately account for the liability and equity components of the 2024 Notes. The initial carrying value of the liability component of $368.3 million was calculated using a 7.50% assumed borrowing rate, which reflected the market interest rate for a similar non-convertible instrument at the date of issuance. The equity component of $149.2 million, which was treated as a discount on the liability component and amortized over the seven-year term of the 2024 Notes using the effective interest rate method, was determined by deducting the fair value of the liability component from the par value of the 2024 Notes and recorded as an increase to additional paid-in capital on the issuance date. In addition, we allocated transaction costs of $14.7 million related to the issuance of the 2024 Notes to the liability and equity components based on their relative values on the issuance date. Transaction costs attributable to the liability component were being amortized over the seven-year term of the 2024 Notes using the effective interest rate method, while transaction costs attributable to the equity component were recorded as a reduction to additional paid-in capital on the issuance date.
In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. We accounted for the partial repurchase of the 2024 Notes as a debt extinguishment. As a result, we attributed $130.7 million of the aggregate repurchase price to the liability component based on the fair value of the liability component immediately before extinguishment. The fair value of the liability component was calculated at settlement using a discounted cash flow analysis with a discount rate of 3.37%, which was the market rate for similar notes that have no conversion rights. The difference of $56.3 million between the fair value of the aggregate consideration remitted to certain holders of the 2024 Notes and the fair value of the liability component was attributed to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital. The carrying amount of the liability of $112.4 million at settlement was recognized as a reduction to the 2024 Notes and resulted in an $18.4 million loss on extinguishment, which we recognized in the fourth quarter of 2020.
On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective transition method, which allowed for a cumulative-effect adjustment in the period of adoption and did not require restatement of prior period amounts. Under this transition method, the cumulative effect of the accounting change increased the carrying amount of the 2024 Notes by $42.2 million, reduced deferred tax liabilities by $9.9 million, reduced additional paid-in capital by $106.8 million, and reduced the accumulated deficit by $74.5 million.
The following table presents a summary of the 2024 Notes as of March 31, 2022.

	Principal Amount	Unamortized Debt		Net Carrying Amount (1)	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$381.2	$—	$(3.5)	$377.7	$491.7	Level 2
_________________________
(1) While the 2024 Notes were classified as a long-term liability as of March 31, 2022, the future convertibility and associated balance sheet classification will be monitored at each quarterly reporting date and determined based on the market prices of our common stock during the prescribed measurement period. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would be classified as a current obligation.
The following table presents a summary of the 2024 Notes as of December 31, 2021.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$381.2	$(43.2)	$(2.9)	$335.1	$464.7	Level 2
The following table presents a summary of the interest expense of the 2024 Notes.

	Three Months Ended March 31,
(in millions)	2022	2021
Coupon interest	$2.2	$2.2
Amortization of debt discount and issuance costs	0.4	4.2
Total	$2.6	$6.4
In December 2021, we entered into the First Supplemental Indenture to the 2017 Indenture, pursuant to which we irrevocably elected to settle the principal amount of the 2024 Notes in cash upon conversion and to settle any conversion premium, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in either cash or shares of our common stock.
The initial conversion rate for the 2024 Notes, which is subject to adjustment in some events (as provided for in the 2017 Indenture), is 13.1711 shares of common stock per $1,000 principal amount and equivalent to an initial conversion price of approximately $75.92 per share, reflecting a conversion premium of approximately 42.5% above the closing price of $53.28 per share of our common stock on April 26, 2017.
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of March 31, 2022) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of March 31, 2022) on each applicable trading day;
(ii)during the five business-day period immediately after any five consecutive trading-day period (the measurement period) in which the trading price (as defined in the 2017 Indenture) per $1,000 principal amount of the 2024 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day;

(iii)upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of our assets; or
(iv)if we call the 2024 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.
On or after January 15, 2024, until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders of the 2024 Notes may convert the 2024 Notes at any time.
If we undergo a fundamental change (as defined in the 2017 Indenture), subject to certain conditions, holders of the 2024 Notes may require us to repurchase for cash all or part of their 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change (as defined in the 2017 Indenture) occurs prior to January 15, 2024, we would, in certain circumstances, increase the conversion rate for a holder who elects to convert their notes in connection with the make-whole fundamental change.
The 2024 Notes are our general unsecured obligations that rank senior in right of payment to all of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes, and equal in right of payment to our unsecured indebtedness. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. The 2017 Indenture contains customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes will automatically become due and payable.
9. Earnings per Share
Earnings per share was calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Net income - basic and diluted	$13.9	$32.1
Weighted-average shares outstanding:
Basic	95.3	94.2
Effect of dilutive securities:
Stock options	1.5	2.1
Restricted stock	0.3	0.5
2024 Notes	0.5	1.4
Diluted	97.6	98.2
Earnings per share, basic	$0.15	$0.34
Earnings per share, diluted	$0.14	$0.33

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	6.0	2.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Business Highlights
In March 2022, Mitsubishi Pharma Tanabe Corporation, or MTPC, received Japanese Ministry of Health, Labour and Welfare approval for DYSVAL® (valbenazine) for the treatment of tardive dyskinesia in Japan. Under the terms of our license agreement with MTPC, we are entitled to receive a milestone payment of $20.0 million upon MTPC's first commercial sale of DYSVAL in Japan, which is expected to occur in the second quarter of 2022.
Impacts of Macro-Economic Factors on Our Business
COVID-19 Global Pandemic.
We continue to monitor the impact of the COVID-19 pandemic on our business, including our clinical trials, third-party manufacturers, suppliers and service providers. We remain committed to (1) prioritizing the safety, health and well-being of patients and their caregivers, healthcare providers, and our employees; (2) ensuring patients with tardive dyskinesia are well supported and have continued uninterrupted access to INGREZZA, for which we have not experienced and currently do not expect any supply disruption; and (3) advancing our clinical studies.
The extent to which COVID-19 may impact our financial condition and results of operations remains uncertain and is dependent on numerous evolving factors, including the measures being taken by authorities to mitigate against the spread of COVID-19, the emergence of new variants and the availability and successful administration of effective vaccines. For more information on the risks and uncertainties associated with the evolving effects of COVID-19 on our business, our ability to generate sales of and revenues from our approved products and our clinical development and regulatory efforts, refer to Part II Item 1A. Risk Factors.
Russia/Ukraine Conflict.
In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities for valbenazine and NBI-1065844 in Russia and Ukraine.
The duration and impact of the conflict between Russia and Ukraine is highly unpredictable and the extent to which the conflict may impact certain of our clinical development and regulatory efforts remains uncertain. For more information on the risks and uncertainties associated with the evolving effects of the conflict between Russia and Ukraine on our business and certain of our clinical development and regulatory efforts, refer to Part II Item 1A. Risk Factors.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
Revenues
Net Product Sales by Sales Product.

	Three Months Ended March 31,
(in millions)	2022	2021
INGREZZA net product sales	$302.6	$229.6
ONGENTYS net product sales	2.4	1.4
Total net product sales	$305.0	$231.0
Compared with the comparable period last year, INGREZZA net product sales for the three months ended March 31, 2022 primarily reflected increased new patient starts.
Collaboration Revenues by Category.

	Three Months Ended March 31,
(in millions)	2022	2021
Elagolix royalty revenue	$4.2	$4.5
Non-cash collaboration revenue and other	1.4	1.1
Total collaboration revenues	$5.6	$5.6
Collaboration revenues for the three months ended March 31, 2022 and 2021 primarily reflected royalties earned on AbbVie net sales of ORILISSA and ORIAHNN.
Operating Expenses
Cost of Revenues.

	Three Months Ended March 31,
(in millions)	2022	2021
Cost of revenues	$4.6	$2.9
Compared with the comparable period last year, cost of revenues for the three months ended March 31, 2022 reflected increased INGREZZA net product sales driven by increased new patient starts.
Research and Development by Category.
We support our drug discovery and development efforts through the commitment of significant resources to discovery, research and development programs, and business development opportunities. Costs are reflected in the applicable development stage based upon the program status when incurred. Therefore, the same program could be reflected in different development stages in the same reporting period. For several of our programs, the research and development activities are part of our collaborative arrangements.

	Three Months Ended March 31,
(in millions)	2022	2021
Late stage	$14.4	$13.0
Early stage	16.6	5.5
Research and discovery	15.9	9.4
Milestone	7.3	—
Payroll and benefits	37.3	35.5
Facilities and other	10.7	9.8
Total research and development	$102.2	$73.2

Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable period last year, late-stage expenses for the three months ended March 31, 2022 primarily reflected increased investment in our Phase III programs for valbenazine in schizophrenia and dyskinetic cerebral palsy, partially offset by lower spend related to the completion of the Phase III KINECT-HD study in the first quarter of 2022.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable period last year, early-stage expenses for the three months ended March 31, 2022 primarily reflected increased investment in support of our advancing Phase II epilepsy and neuropsychiatry programs.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, research and discovery expenses for the three months ended March 31, 2022 primarily reflected increased investment in our preclinical development programs.
Milestone. Consists of expenses incurred for development and regulatory milestones in connection with our collaborative arrangements.
Compared with the comparable period last year, milestone expenses for three months ended March 31, 2022 reflected $7.3 million of expense recognized in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
Compared with the comparable period last year, payroll and benefits expenses for three months ended March 31, 2022 primarily reflected increased personnel expenses driven by higher headcount, partially offset by a non-cash stock-based compensation charge of $6.4 million in the comparable period last year related to the modification of certain share-based awards.
Selling, General and Administrative.

	Three Months Ended March 31,
(in millions)	2022	2021
Sales, general and administrative	$200.7	$129.0
Compared with the comparable period last year, sales, general and administrative expense for the three months ended March 31, 2022 primarily reflected increased investment in ongoing commercial initiatives, including our TD Spotlight-branded direct-to-consumer INGREZZA advertising campaign which launched in May 2021 and deployment of our expanded salesforce, and increased personnel expenses driven by higher headcount and increased non-cash stock-based compensation.
Other Income (Expense), Net.

	Three Months Ended March 31,
(in millions)	2022	2021
Interest expense	$(2.6)	$(6.4)
Unrealized gain on equity securities	19.9	0.7
Investment income and other, net	1.0	1.4
Total other income (expense), net	$18.3	$(4.3)
Compared to the comparable period last year, other income, net, for the three months ended March 31, 2022 primarily reflected periodic fluctuations in the fair values of our equity security investments.

Provision for (Benefit from) Income Taxes.

	Three Months Ended March 31,
(in millions)	2022	2021
Provision for (benefit from) income taxes	$7.5	$(4.9)
The provision for income taxes for the three months ended March 31, 2022 reflected an effective tax rate that was higher than the federal and statutory rates primarily due to excess tax expense related to stock-based compensation. The benefit from income taxes for the comparable period last year reflected an effective tax rate that was lower than federal and statutory rates primarily due to excess tax benefits related to stock-based compensation.
Net Income.

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$13.9	$32.1
Diluted earnings per share	$0.14	$0.33
Compared with the comparable period last year, net income for the three months ended March 31, 2022 primarily reflected increased INGREZZA net product sales driven by increased new patient starts, offset by increased investment in ongoing commercial initiatives, including our TD Spotlight-branded direct-to-consumer INGREZZA advertising campaign which launched in May 2021 and deployment of our expanded salesforce, and increased investment in support of our expanded and advancing clinical portfolio.
Liquidity and Capital Resources
Sources of Liquidity
We believe that our existing capital resources and anticipated revenues will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs or commercialization activities as planned. We may seek to access the public or private equity markets whenever conditions are favorable or pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. However, we cannot provide assurance that adequate funding will be available on terms acceptable to us, if at all. In addition, the disruption of global financial markets caused by the COVID-19 pandemic, if sustained or recurrent, could make it more difficult for us to access capital, which could in the future negatively affect our liquidity.
Information Regarding Our Financial Condition.

(in millions)	March 31, 2022	December 31, 2021
Total cash, cash equivalents and marketable securities	$1,205.9	$1,272.0
Working Capital:
Total current assets	$1,018.2	$972.8
Less total current liabilities	253.5	245.8
Total working capital	$764.7	$727.0
Information Regarding Our Cash Flows.

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(40.5)	$87.3
Net cash (used in) provided by investing activities	(31.6)	63.1
Net cash provided by financing activities	6.1	15.1
Change in cash, cash equivalents and restricted cash	$(66.0)	$165.5

Net Cash (Used in) Provided by Operating Activities.
Compared with the comparable period last year, net cash used in operating activities for the three months ended March 31, 2022 primarily reflected increased investment in ongoing commercial initiatives, including our TD Spotlight-branded direct-to-consumer INGREZZA advertising campaign which launched in May 2021 and deployment of our expanded salesforce, and increased investment in support of our expanded and advancing clinical portfolio. In addition, we experienced an increase in accounts receivable due to extended customer payment terms attributed to the expansion of our distribution network at the end of 2021.
Net Cash (Used in) Provided by Investing Activities.
Periodic fluctuations in net cash (used in) provided by investing activities primarily reflected timing differences related to purchases, sales and maturities of debt security investments and changes in our portfolio-mix. Net cash used in investment activities for the three months ended March 31, 2022 also reflected a $7.7 million equity investment in Xenon in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022.
Net Cash Provided by Financing Activities.
Net cash provided by financing activities primarily reflected proceeds from issuances of our common stock for all periods presented.
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
•continued scientific progress in our research and clinical development programs;
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
•developments related to any future litigation; and
•the impact of the COVID-19 pandemic on our business.
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $10.8 billion upon the achievement of certain event-based milestones.
Refer to Note 2 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the notes would become due and payable. In November

2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of March 31, 2022, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. With respect to the 2024 Notes, unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $8.6 million in 2022, $8.6 million in 2023, and $4.3 million in 2024 and pay the aggregate principal amount outstanding of $381.2 million upon maturity of the 2024 Notes.
Refer to Note 8 to the condensed consolidated financial statements for more information on the 2024 Notes.
Leases. Our operating leases that have commenced have terms that expire beginning 2024 through 2031 and consist of office space and research and development laboratories, including our corporate headquarters.
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, pursuant to which we also secured a six-year option for the construction of a fifth building and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters and expect to begin subleasing our existing leased facilities.
Refer to Note 7 to the condensed consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on March 31, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the second, third and fourth quarters of 2021 and the first quarter of 2022, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. (each an “ANDA Filer”) that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the United States District Court for the District of Delaware in July, August and October 2021 and January 2022, against (i) Teva Pharmaceuticals, Inc. and its affiliates Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), (ii) Lupin Limited, and its affiliates Lupin Pharmaceuticals, Inc., and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., and its affiliate Crystal Pharmatech Co., Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC (entity dismissed). The cases filed in July, August and October 2021 and January 2022 have been consolidated in the United States District Court for the District of Delaware, and the trial is currently scheduled for January 2, 2024.
We also filed suit in the United States District Court for the District of New Jersey in July and October 2021 against Zydus Pharmaceuticals (USA) Inc., and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC seeking to prevent any ANDA Filer from selling a generic version of INGREZZA and these cases were dismissed in favor of continued prosecution of the Delaware proceedings against the same entities.
Further, we filed suit in the United States District Court for the District of Delaware and in the United States District Court for the District of New Jersey in April 2022, against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Zydus Lifesciences Limited (f/k/a Cadila Healthcare Limited) and Zydus Healthcare (USA) LLC.
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
Item 1A. Risk Factors
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
•Several of our clinical trial sites have been impacted and could be delayed or suspended as a result of the conflict between Russia and Ukraine.
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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our salesforce and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past four years, including the expansion of our specialty salesforce, which we announced in the third quarter of 2021 and completed in April 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA, or to successfully commercialize ONGENTYS or any product candidate approved by the FDA in the future.
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
Further, during the COVID-19 pandemic, the use of physician telehealth services has rapidly increased, fueled by an unprecedented expansion of coverage and reimbursement across insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading to fewer patients being diagnosed and/or treated.
Our business could be adversely affected by the effects of health pandemics or epidemics, including the COVID-19 pandemic, which could also cause significant disruption in the operations of third-party manufacturers CROs, or other third parties upon whom we rely.
Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA and ONGENTYS. For example, the COVID-19 pandemic has resulted in travel restrictions and the shutdown or delay of business activities in various regions. In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. Most of our field-based employees have resumed in-person interactions in accordance with location-specific guidance. Our office-based employees have returned to the office under flexible work guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment. However, as the effects of the pandemic continue to rapidly evolve with the emergence of new COVID-19 variants and spikes or surges in infection and hospitalization rates, a remote work model may nevertheless need to be reinstated at some point in the future. The effects of a remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition. We continue to evaluate the impact of the COVID-19 pandemic on our business and will update our plans and policies as needed going forward.
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
The effects of the COVID-19 pandemic continue to evolve. The ultimate impact of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to continued change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. These effects could have a material impact on our operations, or the operations of third parties on whom we rely.
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
•INGREZZA competes with AUSTEDO® (deutetrabenazine), which was approved by the FDA for the treatment of tardive dyskinesia in adults in August 2017 and is marketed by Teva Pharmaceutical Industries, and several clinical development-stage programs targeting tardive dyskinesia and related movement disorders. Additionally, there are a number of commercially available medicines used to treat tardive dyskinesia off-label, such as XENAZINE® (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin.
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
•Our investigational treatments for potential use in schizophrenia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for cognitive impairment associated with schizophrenia, or CIAS; however, there are a number of different anti-psychotic medications currently used in these patient populations.
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
•patients may drop out of the trials;
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic and the conflict between Russia and Ukraine; and
•regulatory requirements may change.
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
*Several of our planned clinical trial sites have been impacted and could be delayed or suspended as a result of the conflict between Russia and Ukraine.
In February 2022, Russia commenced a military invasion of Ukraine. We have planned clinical trial sites in both Russia and Ukraine, but no patients yet enrolled. Ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities in Russia and Ukraine. Alternative clinical trial sites that would fully and timely compensate for our planned clinical trial activities in Ukraine and Russia may not be available and we may need to find other countries in which to conduct such activities. Our planned clinical development timelines for valbenazine could be significantly delayed, which would increase our development costs and delay the development and/or regulatory approval process of such product candidates and jeopardize our ability to commence product sales and generate revenues.
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
As of March 31, 2022, we had more than 1,100 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our salesforce. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced United States, state and non-United States regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions, including, for example, the COVID-19 pandemic and the conflict between Russia and Ukraine. We depend on a limited number of suppliers for the production and packaging of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA. In addition, under the terms of our agreement with BIAL, although we are responsible for the management of all ONGENTYS commercialization activities, we rely on BIAL and its suppliers to supply all drug product for the commercialization of ONGENTYS. BIAL relies on third-party contract manufacturers to produce ONGENTYS. These contract manufacturers may encounter difficulties in achieving volume production, quality control, or quality assurance. As a result, these contract manufacturers may not be able to adequately produce ONGENTYS in commercial quantities when required, which may impact our ability to deliver ONGENTYS on a timely basis.

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
In the event the conditional conversion feature of the 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, is triggered, holders of 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock with respect to any conversion premium, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such. We are not aware of any events or market conditions that would allow us to redeem the 2024 Notes or the holders of the 2024 Notes to convert the 2024 Notes for the quarterly period ended March 31, 2022, or as of the date of this report.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of March 31, 2022, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of March 31, 2022, we had an accumulated deficit of $547.4 million as a result of historical operating losses.
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
We expect to increase our expenses and other investments in the coming years as we fund our operations and capital expenditures. Thus, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, impact of the commercial launch of ONGENTYS and ORIAHNN, royalties from out-licensed products, the impact of Medicare Part D coverage, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic and the conflict between Russia and Ukraine. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States expenses and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States.
In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Biden administration and Congress have proposed various United States federal tax law changes which, if enacted, could have a material impact on our business, cash flows, financial condition, or results of operations. In addition, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.
Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
Our net operating loss, or NOL, carryforwards generated in tax years beginning on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable United States tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $72 per share to approximately $108 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
•disruptions caused by man-made or natural disasters, pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic and the conflict between Russia and Ukraine; and
•public concern as to the safety of our drugs.

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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Three of these customers represented approximately 77% of our total product revenue for the three months ended March 31, 2022 and approximately 81% of our accounts receivable balance as of March 31, 2022. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
*If we cannot raise additional funding, we may be unable to complete development of our product candidates or establish commercial and manufacturing capabilities in the future.
We may require additional funding to continue our research and development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, and the cost of product in-licensing and any possible acquisitions. In addition, we may require additional funding to establish manufacturing and marketing capabilities in the future. We believe that our existing capital resources and anticipated revenues will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, these resources might be insufficient to conduct research and development programs, the cost of product in-taking and possible acquisitions, fully commercialize products and operate the company to the full extent currently planned. If we cannot obtain adequate funds, we may be required to significantly curtail our commercial plans or one or more of our research and development programs or obtain funds through additional arrangements with corporate collaborators or others that may require us to relinquish rights to some of our technologies or product candidates.
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In November 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. As of March 31, 2022, $381.2 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. In addition, potential competitors have in the past and may in the future file an ANDA with the FDA seeking approval to market a generic version of our products, or our competitors’ products, before the expiration of the patents covering our products or our competitors’ products, as applicable. To prevent infringement or unauthorized use, we have in the past and may in the future need to file infringement claims, which are expensive and time-consuming. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. Refer to Item 1. Legal Proceedings for a more detailed description of these matters. In addition, in an infringement proceeding a court may decide that a patent of ours or a patent of a competitor is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Derivation proceedings declared by the United States Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications (or those of our licensors) or a patent of a competitor. Litigation or derivation proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. Litigation or derivation proceedings, including proceedings of a competitor, may also result in a competitor entering the marketplace faster than expected. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of which has been delayed until January 1, 2026. In addition, In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering additional health reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals, including our speaker programs and other arrangements have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. For example, we maintain a patient assistance program to help eligible patients afford our products. These types of programs have become the subject of governmental scrutiny, and numerous organizations, including pharmaceutical manufacturers, have been subject to litigation, enforcement actions and settlements related to their patient assistance programs. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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
*If our information technology systems or data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, and a loss of customers or sales.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, use, safeguard, share, transfer and otherwise process confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware attacks, social engineering attacks, supply-chain attacks, and other cyber-attacks. Ransomware attacks are becoming increasingly prevalent and severe. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, if the COVID-19 pandemic requires us to reinstate a remote workforce model, our information technology systems and data will be at increased risk as more of our employees work from home, utilizing network connections outside our premises.
Additionally, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war and geopolitical conflicts (including, for example, the conflict between Russia and Ukraine) and telecommunication and electrical failures may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Our efforts to identify and remediate such vulnerabilities may not be successful and we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Further, we may be unable to detect such vulnerabilities in the future because such threats and techniques change frequently, are often sophisticated in nature and may not be detected until after a security breach has occurred.
Although to our knowledge we have not experienced any material incident or disruption to date, we and our vendors have been the target of cybersecurity incidents of this nature and expect them to continue. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.
If we (or a third party upon whom we rely) experience a security breach or are perceived to have experienced a security breach, we may experience adverse consequences. Such consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy.
Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations.
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
From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, we are currently engaged in various intellectual property litigation matters against potential competitors related to INGREZZA. Refer to Item 1. Legal Proceedings for a more detailed description of these matters.
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
*We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our reputation, business, financial condition or results of operations.
In the ordinary course of our business, we process confidential and sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about clinical trial participants in connection with clinical trials, and sensitive third-party data, on our networks and in our data centers. We are subject to numerous federal, state, local and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, data protection, information security and the processing of personal information, the number and scope of which are expanding, changing, subject to differing applications and interpretations, and may be inconsistent among countries. Our data processing activities may also subject us to other data privacy and security obligations, such as industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of data by us and by third parties on our behalf.
Laws in Europe regarding privacy, data protection, information security and the processing of personal data have been significantly reformed and continue to undergo reform. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or the UK GDPR, impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area, or EEA, and the United Kingdom, or the UK. The EU GDPR and the UK GDPR enhance data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The EU GDPR and the UK GDPR impose substantial fines for breaches of data protection requirements. For example, under the EU GDPR, such fines can be up to four percent of global revenue or 20 million euros, whichever is greater, and also confer a private right of action on data subjects for breaches of data protection requirements. The EU GDPR, the UK GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as EU regulations governing clinical trial data and other healthcare data, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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
Laws regarding privacy, data protection, information security and the processing of personal data are also becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act, or CCPA, which went into effect in 2020, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or the CPRA, effective January 1, 2023, will expand the CCPA. For example, the CPRA establishes a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have also enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

10.1	Description:	Commercial Lease dated February 8, 2022, by and between the Company and Gemdale Aperture Phase I, LLC

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: May 4, 2022	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)