Form 10-Q
period 2022-06-30
NEUROCRINE BIOSCIENCES INC
filed 2022-08-04
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 95,639,321 as of July 28, 2022.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$163.3	$340.8
Debt securities available-for-sale	485.0	370.5
Accounts receivable	279.0	185.5
Inventories	29.3	30.5
Other current assets	62.7	45.5
Total current assets	1,019.3	972.8
Deferred tax assets	328.4	315.1
Debt securities available-for-sale	405.2	560.7
Right-of-use assets	92.2	97.2
Equity securities	83.8	63.7
Property and equipment, net	66.8	58.6
Other assets	10.0	4.4
Total assets	$2,005.7	$2,072.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$265.7	$225.8
Other current liabilities	20.0	20.0
Total current liabilities	285.7	245.8
Convertible senior notes	169.0	335.1
Operating lease liabilities	99.6	105.3
Other long-term liabilities	28.0	12.3
Total liabilities	582.3	698.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; issued and outstanding shares 95.6 million at June 30, 2022 and 94.9 million at December 31, 2021	0.1	0.1
Additional paid-in capital	1,999.8	2,011.4
Accumulated other comprehensive loss	(12.2)	(1.7)
Accumulated deficit	(564.3)	(635.8)
Total stockholders’ equity	1,423.4	1,374.0
Total liabilities and stockholders’ equity	$2,005.7	$2,072.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues:
Net product sales	$352.0	$266.8	$657.0	$497.8
Collaboration revenues	26.2	22.1	31.8	27.7
Total revenues	378.2	288.9	688.8	525.5
Operating expenses:
Cost of revenues	4.8	3.1	9.4	6.0
Research and development	135.9	74.8	238.1	148.0
Acquired in-process research and development	—	5.0	—	5.0
Selling, general and administrative	182.8	143.2	383.5	272.2
Total operating expenses	323.5	226.1	631.0	431.2
Operating income	54.7	62.8	57.8	94.3
Other (expense) income:
Interest expense	(2.2)	(6.2)	(4.8)	(12.6)
Unrealized (loss) gain on equity securities	(7.4)	—	12.5	0.7
Loss on extinguishment of convertible senior notes	(70.0)	—	(70.0)	—
Investment income and other, net	1.6	0.9	2.6	2.3
Total other expense, net	(78.0)	(5.3)	(59.7)	(9.6)
(Loss) income before (benefit from) provision for income taxes	(23.3)	57.5	(1.9)	84.7
(Benefit from) provision for income taxes	(6.4)	15.2	1.1	10.3
Net (loss) income	(16.9)	42.3	(3.0)	74.4
Unrealized loss on debt securities available-for-sale, net of tax	(2.9)	(0.3)	(10.5)	(1.1)
Comprehensive (loss) income	$(19.8)	$42.0	$(13.5)	$73.3
(Loss) earnings per share:
Basic	$(0.18)	$0.45	$(0.03)	$0.79
Diluted	$(0.18)	$0.43	$(0.03)	$0.76
Weighted-average shares outstanding:
Basic	95.6	94.6	95.4	94.4
Diluted	95.6	97.7	95.4	98.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at March 31, 2022	95.5	$0.1	$1,947.7	$(9.3)	$(547.4)	$1,391.1
Net loss	—	—	—	—	(16.9)	(16.9)
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(2.9)	—	(2.9)
Stock-based compensation expense	—	—	49.5	—	—	49.5
Issuances of common stock under stock plans	0.1	—	2.6	—	—	2.6
Balances at June 30, 2022	95.6	$0.1	$1,999.8	$(12.2)	$(564.3)	$1,423.4

Balances at March 31, 2021	94.5	$0.1	$1,897.8	$1.0	$(693.3)	$1,205.6
Net income	—	—	—	—	42.3	42.3
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	28.6	—	—	28.6
Issuances of common stock under stock plans	0.1	—	3.0	—	—	3.0
Balances at June 30, 2021	94.6	$0.1	$1,929.4	$0.7	$(651.0)	$1,279.2

Balance at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net loss	—	—	—	—	(3.0)	(3.0)
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(10.5)	—	(10.5)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	86.5	—	—	86.5
Issuances of common stock under stock plans	0.7	—	8.7	—	—	8.7
Balances at June 30, 2022	95.6	$0.1	$1,999.8	$(12.2)	$(564.3)	$1,423.4

Balance at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	74.4	74.4
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.1)	—	(1.1)
Stock-based compensation expense	—	—	61.5	—	—	61.5
Issuances of common stock under stock plans	1.1	—	18.2	—	—	18.2
Balance at June 30, 2021	94.6	$0.1	$1,929.4	$0.7	$(651.0)	$1,279.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net (loss) income	$(3.0)	$74.4
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation expense	86.5	61.5
Loss on extinguishment of convertible senior notes	70.0	—
Depreciation	7.2	5.1
Amortization of debt discount	—	7.9
Amortization of debt issuance costs	0.8	0.6
Change in fair value of equity security investments	(12.5)	(0.7)
Deferred income taxes	(3.4)	3.3
Other	2.3	5.6
Change in operating assets and liabilities:
Accounts receivable	(93.5)	(1.4)
Inventories	1.2	(0.3)
Accounts payable and accrued liabilities	44.2	29.0
Other assets and liabilities, net	(2.2)	5.5
Cash flows from operating activities	97.6	190.5

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(253.7)	(383.1)
Sales and maturities of debt securities available-for-sale	277.6	364.2
Purchases of equity securities	(7.7)	—
Purchases of property and equipment	(16.4)	(8.8)
Cash flows from investing activities	(0.2)	(27.7)

Cash flows from financing activities:
Issuances of common stock under benefit plans	8.7	18.2
Repurchase of convertible senior notes	(279.0)	(0.1)
Cash flows from financing activities	(270.3)	18.1
Change in cash, cash equivalents and restricted cash	(172.9)	180.9
Cash, cash equivalents and restricted cash at beginning of period	344.0	190.3
Cash, cash equivalents and restricted cash at end of period	$171.1	$371.2

Supplemental disclosures:
Non-cash capital expenditures	$0.9	$2.2
Right-of-use assets acquired through operating leases	$—	$21.6
Cash paid for interest	$4.6	$4.3
Cash paid for income taxes	$3.1	$1.6
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

In the second quarter of 2022, the FDA accepted our submission of an investigational new drug application, or IND, for NBI-1117568 for the treatment of schizophrenia, for which we anticipate initiating a Phase II study during the second half of 2022. Based upon this progress, a milestone of $30.0 million was expensed as R&D in the second quarter of 2022, which we expect to pay to Heptares in the third quarter of 2022.
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
Mitsubishi Tanabe Pharma Corporation, or MTPC. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015. In December 2020, we entered into a commercial supply agreement with MTPC, pursuant to which we agreed to supply MTPC with valbenazine drug product for commercial use in Japan and other select Asian markets. MTPC is responsible for all development, manufacturing and commercialization costs of valbenazine in such markets.

In June 2022, MTPC launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia. In connection with MTPC's first commercial sale of DYSVAL in Japan, we received a milestone payment of $20.0 million in the second quarter of 2022. ASC 606 provides a royalty exception for a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Under the royalty exception, the milestone would be recognized as revenue only when the later of (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). As the milestone related to a license of intellectual property and was contingent upon MTPC’s first commercial sale of DYSVAL in Japan, the milestone was recognized as revenue in the second quarter of 2022. In addition, we will receive royalties at tiered percentage rates on MTPC net sales of DYSVAL. DYSVAL royalty revenue was not significant for the three and six months ended June 30, 2022.
Under the terms of our license agreement with MTPC, we may be entitled to receive potential future payments of up to $30.0 million upon the achievement of certain sales-based milestones and are entitled to receive royalties at tiered percentage rates on future MTPC net sales of valbenazine for the longer of 10 years or the life of the related patent rights. MTPC may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.
AbbVie Inc., or AbbVie. We out-licensed the global rights to elagolix to AbbVie in 2010. AbbVie is responsible for all development and commercialization costs of elagolix.
In August 2018, AbbVie launched ORILISSA® (elagolix tablets) in the United States for the treatment of moderate to severe pain associated with endometriosis. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $5.2 million and $9.4 million, respectively, for the three and six months ended June 30, 2022 and $5.9 million and $10.4 million, respectively, for the three and six months ended June 30, 2021.
Under the terms of our license agreement with AbbVie, we may be entitled to receive potential future payments of up to $366.0 million upon the achievement of certain event-based milestones and are entitled to receive royalties at tiered percentage rates on future AbbVie net sales of elagolix for the longer of 10 years or the life of the related patent rights. AbbVie may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.
3. Debt Securities
The following table presents the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss) and fair value of debt securities available-for-sale, aggregated by major security type and contractual maturity.

		June 30, 2022				December 31, 2021
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$78.2	$—	$(0.4)	$77.8	$204.8	$—	$—	$204.8
Corporate debt securities	0 to 1 years	213.3	—	(2.7)	210.6	128.2	—	(0.1)	128.1
Securities of government-sponsored entities	0 to 1 years	199.8	—	(3.2)	196.6	37.6	—	—	37.6
		$491.3	$—	$(6.3)	$485.0	$370.6	$—	$(0.1)	$370.5

Corporate debt securities	1 to 3 years	$266.8	$—	$(5.6)	$261.2	$358.9	$—	$(1.5)	$357.4
Securities of government-sponsored entities	1 to 3 years	148.7	—	(4.7)	144.0	204.3	—	(1.0)	203.3
		$415.5	$—	$(10.3)	$405.2	$563.2	$—	$(2.5)	$560.7
As of June 30, 2022, our security portfolio consisted of 166 debt securities available-for-sale, including 164 such securities that were in an unrealized loss position but of high credit quality. Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of June 30, 2022 or December 31, 2021.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of June 30, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$61.0	$(0.4)	$—	$—	$61.0	$(0.4)
Corporate debt securities	$403.8	$(7.5)	$60.8	$(0.8)	$464.6	$(8.3)
Securities of government-sponsored entities	$329.1	$(7.4)	$11.5	$(0.5)	$340.6	$(7.9)
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
Accrued interest receivables on debt securities available-for-sale totaled $2.7 million and $2.2 million, respectively, as of June 30, 2022 and December 31, 2021. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the six months ended June 30, 2022 or 2021.
4. Fair Value Measurements
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
The following table presents a summary of investments, which were measured at fair value on a recurring basis.

	June 30, 2022				December 31, 2021
	Fair Value	Leveling			Fair Value	Leveling
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$163.3	$163.3	$—	$—	$340.8	$340.8	$—	$—
Restricted cash:
Certificates of deposit	7.8	7.8	—	—	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	77.8	—	77.8	—	204.8	—	204.8	—
Corporate debt securities	471.8	—	471.8	—	485.5	—	485.5	—
Securities of government-sponsored entities	340.6	—	340.6	—	240.9	—	240.9	—
Equity securities:
Equity securities–biotechnology industry	83.8	83.8	—	—	63.7	52.7	—	11.0
	$1,145.1	$254.9	$890.2	$—	$1,338.9	$396.7	$931.2	$11.0

The following table presents a reconciliation of equity security investments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$—	$38.9	$11.0	$38.2
Unrealized gain included in earnings (1)	—	—	20.8	0.7
Transfers out of Level 3 (2)	—	—	(31.8)	—
Balance at end of period	$—	$38.9	$—	$38.9
_________________________
(1) Unrealized gains and losses on restricted equity security investments were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and are included in other income (expense), net.
(2) In the first quarter of 2022, our equity security investment in Voyager was transferred from Level 3 to Level 1 as the associated holding period restriction expired.
5. Inventories
Inventories consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$8.0	$11.2
Work in process	3.4	3.6
Finished goods	17.9	15.7
Total inventories	$29.3	$30.5
6. Cash, Cash Equivalents and Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash to amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2022	June 30, 2021
Cash and cash equivalents	$163.3	$368.0
Restricted cash included in other assets	7.8	3.2
Total cash, cash equivalents and restricted cash	$171.1	$371.2
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
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, pursuant to which we also secured a six-year option for the construction of a fifth building and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters. This lease has not commenced for accounting purposes. Under the terms of the lease, on a building-by-building basis, base rent will be subject to a 10-month rent abatement period following the respective lease commencement date, which dates will be determined in the future based upon achievement of substantial completion of construction with respect to each such building in the condition suitable for the installation of our furniture, fixtures, and equipment, and on which date we will record a lease liability, corresponding right-of-use asset, and begin lease expense recognition with respect to each such building. After the rent abatement period, monthly base rent will be $6 per square foot, subject to annual escalations of 3% during the initial 13.6-year lease term, which term we have the option to renew for two additional terms of five years each.
In connection with our operating leases, in lieu of a cash security deposits, Wells Fargo Bank, N.A., issued letters of credit on our behalf, which are secured by deposits totaling $7.8 million.

The following table presents supplemental operating lease information for operating leases that have commenced.

	Six Months Ended June 30,
(in millions, except weighted average data)	2022	2021
Operating lease cost	$8.2	$7.3
Cash paid for amounts included in the measurement of operating lease liabilities	$8.2	$5.5

	June 30, 2022	June 30, 2021
Weighted average remaining lease term	8.3 years	9.2 years
Weighted average discount rate	5.3%	5.3%
The following table presents approximate non-cancelable future minimum lease payments under operating leases as of June 30, 2022.

(in millions)	Amount (1)
2022 (6 months remaining)	$8.7
2023	17.9
2024	17.4
2025	15.9
2026	15.7
Thereafter	70.4
Total operating lease payments	146.0
Less accreted interest	29.3
Total operating lease liabilities	116.7
Less current operating lease liabilities included in other current liabilities	17.1
Noncurrent operating lease liabilities	$99.6
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
In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. We accounted for the partial repurchase of the 2024 Notes as a debt extinguishment. As a result, we attributed $130.7 million of the aggregate repurchase price to the liability component based on the fair value of the liability component immediately before extinguishment. The fair value of the liability component was calculated at settlement using a discounted cash flow analysis with a discount rate of 3.37%, which was the market rate for similar notes that have no conversion rights. The difference of $56.3 million between the fair value of the aggregate consideration remitted to certain holders of the 2024 Notes and the fair value of the liability component was attributed to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital. The carrying amount of the liability of $112.4 million at settlement was recognized as a reduction to the 2024 Notes and resulted in an $18.4 million loss on extinguishment, which we recognized in the fourth quarter of 2020.
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
In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. We accounted for the partial repurchase of the 2024 Notes as a debt extinguishment, which resulted in the recognition of a $70.0 million loss on extinguishment in the second quarter of 2022.
The following table presents a summary of the 2024 Notes as of June 30, 2022.

	Principal Amount	Unamortized Debt		Net Carrying Amount (1)	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$170.4	$—	$(1.4)	$169.0	$224.8	Level 2
_________________________
(1) While the 2024 Notes were classified as a long-term liability as of June 30, 2022, the future convertibility and associated balance sheet classification will be monitored at each quarterly reporting date and determined based on the market prices of our common stock during the prescribed measurement period. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would be classified as a current obligation.
The following table presents a summary of the 2024 Notes as of December 31, 2021.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$381.2	$(43.2)	$(2.9)	$335.1	$464.7	Level 2
The following table presents a summary of the interest expense of the 2024 Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Coupon interest	$1.8	$1.9	$4.0	$4.1
Amortization of debt discount and issuance costs	0.4	4.3	0.8	8.5
Total	$2.2	$6.2	$4.8	$12.6
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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of June 30, 2022) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of June 30, 2022) on each applicable trading day;

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
9. (Loss) Earnings per Share
(Loss) earnings per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net (loss) income - basic and diluted	$(16.9)	$42.3	$(3.0)	$74.4
Weighted-average shares outstanding:
Basic	95.6	94.6	95.4	94.4
Effect of dilutive securities:
Stock options	—	1.8	—	1.9
Restricted stock	—	0.2	—	0.4
2024 Notes	—	1.0	—	1.2
Diluted	95.6	97.7	95.4	98.0

(Loss) earnings per share, basic	$(0.18)	$0.45	$(0.03)	$0.79
(Loss) earnings per share, diluted	$(0.18)	$0.43	$(0.03)	$0.76

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	12.5	4.7	12.2	3.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.
Overview
At Neurocrine Biosciences, our purpose is simple: to relieve suffering for people with great needs, but few options. For three decades, we have applied our unique insight into neuroscience to advance medicines for neurological, endocrine and psychiatric disorders. Our efforts have resulted in United States Food and Drug Administration, or FDA, approved treatments for tardive dyskinesia, Parkinson’s disease, endometriosis* and uterine fibroids* and a diversified portfolio of investigational therapies with the potential to address unmet clinical needs of patients worldwide living with neurological, endocrine and psychiatric disorders. (*in collaboration with AbbVie Inc., or AbbVie)
We launched INGREZZA® (valbenazine) in the United States in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia and launched ONGENTYS® (opicapone) in the United States in September 2020 as an FDA-approved add-on treatment for levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations. INGREZZA net product sales represent the significant majority of our total net product sales.
Our partner AbbVie launched ORILISSA® (elagolix tablets) in the United States in August 2018 for the treatment of moderate to severe pain associated with endometriosis and launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States in June 2020 for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix.
Our partner Mitsubishi Tanabe Pharma Corporation, or MTPC, launched DYSVAL® (valbenazine) in Japan in June 2022 for the treatment of tardive dyskinesia. We receive royalties at tiered percentage rates on MTPC net sales of DYSVAL.
Business Highlights
•In connection with MTPC's first commercial sale of DYSVAL in Japan in June 2022, we received a milestone payment of $20.0 million, which was recognized as revenue in the second quarter of 2022.
•In the second quarter of 2022, the FDA accepted our submission of an investigational new drug application, or IND, for NBI-1117568 for the treatment of schizophrenia, for which we anticipate initiating a Phase II study during the second half of 2022. Based upon this progress, a milestone of $30.0 million was expensed as R&D in the second quarter of 2022, which we expect to pay to Heptares in the third quarter of 2022.
•Total debt outstanding decreased by $210.8 million to $170.4 million following our repurchase of approximately 55% of total debt outstanding in the second quarter of 2022. The total aggregate repurchase price of $279.0 million was paid in cash and resulted in the recognition of a $70.0 million loss on extinguishment in the second quarter of 2022.
•In August 2022, the Phase IIa study of NBI-827104 in essential tremor did not meet specified endpoints. Based on the totality of data from the Phase IIa study, at this time, we do not plan to proceed further with the clinical development of NBI-827104 in essential tremor.
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

Russia/Ukraine Conflict.
In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities for valbenazine and luvadaxistat in Russia and Ukraine.
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
Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
Revenues
Net Product Sales by Sales Product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
INGREZZA net product sales	$349.6	$264.8	$652.2	$494.4
ONGENTYS net product sales	2.4	2.0	4.8	3.4
Total net product sales	$352.0	$266.8	$657.0	$497.8
Compared with the comparable periods last year, the increase in INGREZZA net product sales was driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities.
Collaboration Revenues by Category.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Royalty revenue	$5.2	$5.9	$9.4	$10.4
Milestone revenue	20.0	15.0	20.0	15.0
Other	1.0	1.2	2.4	2.3
Total collaboration revenues	$26.2	$22.1	$31.8	$27.7
Royalty revenue. Consists of royalties earned at tiered percentage rates on AbbVie net sales of elagolix and, beginning in June 2022, MTPC net sales of DYSVAL.
Milestone revenue. Consists of license fees earned under the terms of our license agreements with AbbVie and MTPC.
Milestone revenue for the six months ended June 30, 2022 reflected the achievement of a $20.0 million milestone in connection with MTPC's first commercial sale of DYSVAL in Japan in June 2022. For the comparable period last year, milestone revenue reflected the achievement of a $15.0 million milestone in connection with MTPC's submission of a marketing authorization application for valbenazine for the treatment of tardive dyskinesia with the Ministry of Health and Welfare in Japan in April 2021.
Operating Expenses
Cost of Revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of revenues	$4.8	$3.1	$9.4	$6.0
Compared with the comparable periods last year, the increase in cost of revenues primarily reflected increased INGREZZA net product sales driven by increased new patient starts and record total prescriptions reflecting higher customer demand and increased commercial activities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Late stage	$15.7	$13.1	$30.1	$26.1
Early stage	21.7	8.4	38.3	13.9
Research and discovery	15.8	11.7	31.7	21.1
Milestone	30.4	—	37.7	—
Payroll and benefits	40.8	29.1	78.1	64.6
Facilities and other	11.5	12.5	22.2	22.3
Total research and development	$135.9	$74.8	$238.1	$148.0
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable periods last year, late-stage expenses primarily reflected increased investment in our Phase III programs for valbenazine in schizophrenia and dyskinetic cerebral palsy, partially offset by lower spend related to the completion of the Phase III KINECT-HD study in the first quarter of 2022.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable periods last year, early-stage expenses primarily reflected increased investment in support of our advancing Phase II epilepsy and neuropsychiatry programs.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, research and discovery expenses primarily reflected increased investment in our preclinical development programs.
Milestone. Consists of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.
Milestone expenses for the six months ended June 30, 2022 primarily reflected $30.0 million of expense recognized in connection with the FDA's acceptance of our IND for NBI-1117568 for the treatment of schizophrenia in June 2022 and $7.3 million of expense recognized in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
Compared with the comparable periods last year, the increase in payroll and benefits expenses was primarily due to higher headcount and increases of $7.0 million and $4.5 million, respectively, in non-cash stock-based compensation expense for the three and six months ended June 30, 2022 primarily related to unvested performance-based restricted stock units, or PRSUs, to our executive officers, for which attainment of the performance-based criteria was determined to be probable and an equity grant in August 2021 of approximately 0.5 million restricted stock units, or RSUs, to our full-time employees other than our executive officers, which are vesting over a 2-year period. The six months ended June 30, 2021 included a non-cash stock-based compensation charge of $6.4 million related to the modification of certain stock-based awards.

Selling, General and Administrative.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Sales, general and administrative	$182.8	$143.2	$383.5	$272.2
Compared with the comparable periods last year, the increase in sales, general and administrative expense was primarily due to increased investment in ongoing commercial initiatives, including our TD Spotlight-branded direct-to-consumer INGREZZA advertising campaign which launched in May 2021 and deployment of our expanded salesforce, and increased personnel expenses driven by higher headcount and increases of $13.9 million and $20.5 million, respectively, in non-cash stock-based compensation expense for the three and six months ended June 30, 2022 primarily related to unvested PRSUs to our executive officers, for which attainment of the performance-based criteria was determined to be probable and an equity grant in August 2021 of approximately 0.5 million RSUs to our full-time employees other than our executive officers, which are vesting over a 2-year period.
Other Income (Expense), Net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Interest expense	$(2.2)	$(6.2)	$(4.8)	$(12.6)
Unrealized (loss) gain on equity securities	(7.4)	—	12.5	0.7
Loss on extinguishment	(70.0)	—	(70.0)	—
Investment income and other, net	1.6	0.9	2.6	2.3
Total other expense, net	$(78.0)	$(5.3)	$(59.7)	$(9.6)
Compared to the comparable periods last year, other expense, net, for the three and six months ended June 30, 2022 primarily reflected a $70.0 million loss on extinguishment recognized in connection with the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash in the second quarter of 2022 and periodic fluctuations in the fair values of our equity security investments.
(Benefit from) Provision for Income Taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
(Benefit from) provision for income taxes	$(6.4)	$15.2	$1.1	$10.3
The benefit from and provision for income taxes for the three and six months ended June 30, 2022, respectively, reflected an effective tax rate that differs from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of our convertible senior notes. The provision for income taxes for the three and six months ended June 30, 2021, reflected an effective tax rate that was lower than the federal and statutory rates primarily due to excess tax benefits related to stock-based compensation. Based upon available Federal net operating losses and tax credits, we expect to begin making cash payments for Federal income tax beginning in 2022.
Net (Loss) Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net (loss) income	$(16.9)	$42.3	$(3.0)	$74.4
Compared with the comparable periods last year, the change in net (loss) income primarily reflected a $70.0 million loss on extinguishment recognized in connection with the repurchase of our convertible senior notes in the second quarter of 2022, increased milestone expenses incurred in connection with certain of our collaborative arrangements, and increased investments in ongoing commercial initiatives and our expanded clinical portfolio, partially offset by increased INGREZZA net product sales driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities.

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
Information Regarding Our Financial Condition.

(in millions)	June 30, 2022	December 31, 2021
Total cash, cash equivalents and marketable securities	$1,053.5	$1,272.0
Working Capital:
Total current assets	$1,019.3	$972.8
Less total current liabilities	285.7	245.8
Total working capital	$733.6	$727.0
Information Regarding Our Cash Flows.

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities	$97.6	$190.5
Cash flows from investing activities	(0.2)	(27.7)
Cash flows from financing activities	(270.3)	18.1
Change in cash, cash equivalents and restricted cash	$(172.9)	$180.9
Cash Flows from Operating Activities.
Compared with the comparable period last year, cash flows from operating activities primarily reflected increased INGREZZA net product sales driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities, partially offset by increased investments in ongoing commercial initiatives and our expanded clinical portfolio. In addition, we experienced an increase in accounts receivable due to extended customer payment terms attributed to the expansion of our distribution network at the end of fiscal 2021 and an increase in accounts payable driven by $30.0 million of milestone expense recognized in the second quarter of 2022.
Cash Flows from Investing Activities.
Periodic fluctuations in cash flows from investing activities primarily reflect timing differences related to purchases, sales and maturities of debt security investments and changes in our portfolio-mix. Compared with the comparable period last year, cash flows from investing activities also reflected an increase of $7.6 million in capital expenditures driven by increased investment in our new campus facilities and scientific equipment and a $7.7 million equity investment in Xenon in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022.
Cash Flows from Financing Activities.
Compared with the comparable period last year, cash flows from financing activities primarily reflected the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash in the second quarter of 2022.

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
•the commercial success of INGREZZA, ONGENTYS, ORILISSA, ORIAHNN and/or DYSVAL;
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
Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the notes would become due and payable. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of June 30, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. With respect to the 2024 Notes, unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $1.9 million in 2022, $3.8 million in 2023, and $1.9 million in 2024 and pay the aggregate principal amount outstanding of $170.4 million upon maturity of the 2024 Notes.
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
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on June 30, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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

Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the second, third and fourth quarters of 2021 and the first and second quarters of 2022, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. (each an “ANDA Filer”) that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by each ANDA Filer’s manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the United States District Court for the District of Delaware in July, August and October 2021 and January, May and July 2022, against (i) Teva Pharmaceuticals, Inc. and its affiliates Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), (ii) Lupin Limited, and its affiliates Lupin Pharmaceuticals, Inc., and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., and its affiliate Crystal Pharmatech Co., Ltd., and (iv) Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus Worldwide DMCC, Cadila Healthcare Limited d/b/a Zydus Cadila and Zydus Healthcare (USA) LLC (entity dismissed). The cases filed in July, August and October 2021 and January 2022 have been consolidated in the United States District Court for the District of Delaware, and the trial is currently scheduled for January 2, 2024.
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
•Several of our planned clinical trial sites have been impacted and could be delayed or suspended as a result of the conflict between Russia and Ukraine.
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
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic. In parts of the country where the pandemic is having a greater impact, some hospitals, community mental health facilities and other healthcare facilities continue to have policies that limit access of our sales representatives, medical affairs personnel and patients to such facilities. These policies are likely to change from time to time as communities or regions grapple with outbreaks. These facilities also may be facing staffing shortages that impact their ability to see patients and conduct necessary screenings. In addition, many health care practitioners have adopted telehealth for patient interactions, which may impact the ability of the health care practitioner to screen for and diagnose tardive dyskinesia. Further, during the COVID-19 pandemic, the use of physician telehealth services increased significantly, fueled by an expansion of coverage and reimbursement from government and other payors. The limitations that telehealth places on the ability to conduct a thorough visual and physical examination may impact the ability of providers to screen for movement disorders, leading to potentially fewer patients to be diagnosed and referred for treatment. The ultimate impact of the COVID-19 pandemic, including any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.
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
In February 2022, Russia commenced a military invasion of Ukraine. We have planned clinical trial sites in both Russia and Ukraine, but no patients yet enrolled. Ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities in Russia and Ukraine. Alternative clinical trial sites that would fully and timely compensate for our planned clinical trial activities in Ukraine and Russia may not be available and we may need to find other countries in which to conduct such activities. Our planned clinical development timelines for valbenazine and luvadaxistat could be significantly delayed, which would increase our development costs and delay the development and/or regulatory approval process of such product candidates and jeopardize our ability to commence product sales and generate revenues.
*We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. We also rely on BIAL for the commercial supply of ONGENTYS. In addition, we collaborate with Xenon Pharmaceuticals, Inc. for the development of NBI-921352, Idorsia Pharmaceuticals Ltd for the development of NBI-827104, Takeda Pharmaceutical Company Limited for the development of luvadaxistat, NBI-1065845 and NBI-1065846 and Heptares Therapeutics Limited for the development of NBI-1117568.

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
As of June 30, 2022, we had more than 1,100 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our salesforce. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
In the event the conditional conversion feature of the 2.25% convertible senior notes due May 15, 2024, or the 2024 Notes, is triggered, holders of 2024 Notes will be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their notes, unless we satisfy our conversion obligation by delivering only shares of our common stock with respect to any conversion premium, we would be required to settle all or a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. The conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that we have the election to redeem the 2024 Notes or the holders of the 2024 Notes have the election to convert the 2024 Notes at any time during the prescribed measurement period, the 2024 Notes would then be considered a current obligation and classified as such. We are not aware of any events or market conditions that would allow us to redeem the 2024 Notes or the holders of the 2024 Notes to convert the 2024 Notes for the quarterly period ended June 30, 2022, or as of the date of this report.
*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of June 30, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of June 30, 2022, we had an accumulated deficit of $564.3 million as a result of historical operating losses.
We received FDA approval for INGREZZA for tardive dyskinesia in April 2017 and for ONGENTYS for Parkinson’s disease in April 2020. Our partner AbbVie received FDA approval for ORILISSA for endometriosis in July 2018 and for ORIAHNN for uterine fibroids in May 2020. Additionally, our partner MTPC received Japanese Ministry of Health, Labour and Welfare approval for DYSVAL for the treatment of tardive dyskinesia in March 2022. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or if we successfully commercialize ONGENTYS or are successful in developing and commercializing any of our other product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
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
Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States.
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
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each such place. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including the impact of stock-based compensation, changes in the mix of our profitability from state to state, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
•the results of our clinical trials;
•reports of safety issues related to INGREZZA, ONGENTYS, ORILISSA, ORIAHNN, or DYSVAL;
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 89% of our total product revenue for the six months ended June 30, 2022 and approximately 94% of our accounts receivable balance as of June 30, 2022. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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
•the commercial success of INGREZZA, ONGENTYS, ORILISSA, ORIAHNN and/or DYSVAL;
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of June 30, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, comprehensive health care reform legislation has been enacted by the Federal government and we expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is already subject to government control. Additionally, other federal and state legislation impose obligations on manufacturers of pharmaceutical products, among others, related to disclosure of new drug products introduced to the market and increases in drug prices above a specified threshold.
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
•a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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

•a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for a manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequestration. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of which has been delayed until January 1, 2027. In addition, In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering additional health reform measures, including proposed legislation that, among other issues, would direct the Secretary of Health and Human Services to negotiate drug prices covered under Medicare Part D, require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation, and cap out-of-pocket costs to patients. It is unclear whether or when these or similar policy initiatives will be implemented. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In addition to any patent protection, we rely on forms of regulatory exclusivity to protect our products such as orphan drug designation. A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the United States for seven years and the European Union for 10 years if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

10.1	Description:	Employment Agreement dated November 29, 2021 between the Company and Jude Onyia

10.2+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated

10.3+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan, as amended and restated

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
______________
+ Management contract or compensatory plan or arrangement.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: August 4, 2022	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)