Form 10-Q
period 2022-09-30
NEUROCRINE BIOSCIENCES INC
filed 2022-11-01
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 96,134,388 as of October 28, 2022.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$212.2	$340.8
Debt securities available-for-sale	587.2	370.5
Accounts receivable	301.2	185.5
Inventories	37.0	30.5
Other current assets	67.9	45.5
Total current assets	1,205.5	972.8
Deferred tax assets	319.4	315.1
Debt securities available-for-sale	362.6	560.7
Right-of-use assets	89.6	97.2
Equity securities	94.9	63.7
Property and equipment, net	60.9	58.6
Other assets	10.5	4.4
Total assets	$2,143.4	$2,072.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$297.8	$225.8
Convertible senior notes	169.2	—
Other current liabilities	18.1	20.0
Total current liabilities	485.1	245.8
Convertible senior notes	—	335.1
Operating lease liabilities	96.6	105.3
Other long-term liabilities	17.1	12.3
Total liabilities	598.8	698.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; 96.1 million and 94.9 million shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,054.3	2,011.4
Accumulated other comprehensive loss	(14.0)	(1.7)
Accumulated deficit	(495.8)	(635.8)
Total stockholders’ equity	1,544.6	1,374.0
Total liabilities and stockholders’ equity	$2,143.4	$2,072.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Revenues:
Net product sales	$379.3	$288.8	$1,036.3	$786.6
Collaboration revenues	8.6	7.2	40.4	34.9
Total revenues	387.9	296.0	1,076.7	821.5
Operating expenses:
Cost of revenues	6.1	4.2	15.5	10.2
Research and development	107.7	92.7	345.8	240.7
Acquired in-process research and development	—	—	—	5.0
Selling, general and administrative	186.3	154.6	569.8	426.8
Total operating expenses	300.1	251.5	931.1	682.7
Operating income	87.8	44.5	145.6	138.8
Other income (expense):
Interest expense	(1.2)	(6.6)	(6.0)	(19.2)
Unrealized gain (loss) on equity securities	11.1	(8.2)	23.6	(7.5)
Loss on extinguishment of convertible senior notes	—	—	(70.0)	—
Investment income and other, net	0.2	0.8	2.8	3.1
Total other income (expense), net	10.1	(14.0)	(49.6)	(23.6)
Income before provision for income taxes	97.9	30.5	96.0	115.2
Provision for income taxes	29.4	8.0	30.5	18.3
Net income	68.5	22.5	65.5	96.9
Unrealized loss on debt securities available-for-sale, net of tax	(1.8)	(0.3)	(12.3)	(1.4)
Comprehensive income	$66.7	$22.2	$53.2	$95.5
Earnings per share:
Basic	$0.72	$0.24	$0.69	$1.03
Diluted	$0.69	$0.23	$0.67	$0.99
Weighted-average shares outstanding:
Basic	95.8	94.7	95.6	94.5
Diluted	99.0	97.7	98.3	97.9
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at June 30, 2022	95.6	$0.1	$1,999.8	$(12.2)	$(564.3)	$1,423.4
Net income	—	—	—	—	68.5	68.5
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.8)	—	(1.8)
Stock-based compensation expense	—	—	43.1	—	—	43.1
Issuances of common stock under stock plans	0.5	—	11.4	—	—	11.4
Balances at September 30, 2022	96.1	$0.1	$2,054.3	$(14.0)	$(495.8)	$1,544.6

Balances at June 30, 2021	94.6	$0.1	$1,929.4	$0.7	$(651.0)	$1,279.2
Net income	—	—	—	—	22.5	22.5
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(0.3)	—	(0.3)
Stock-based compensation expense	—	—	37.1	—	—	37.1
Issuances of common stock under stock plans	0.2	—	7.5	—	—	7.5
Balances at September 30, 2021	94.8	$0.1	$1,974.0	$0.4	$(628.5)	$1,346.0

Balance at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	65.5	65.5
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(12.3)	—	(12.3)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	129.6	—	—	129.6
Issuances of common stock under stock plans	1.2	—	20.1	—	—	20.1
Balances at September 30, 2022	96.1	$0.1	$2,054.3	$(14.0)	$(495.8)	$1,544.6

Balance at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	96.9	96.9
Unrealized loss on debt securities available-for-sale, net of tax	—	—	—	(1.4)	—	(1.4)
Stock-based compensation expense	—	—	98.6	—	—	98.6
Issuances of common stock under stock plans	1.3	—	25.7	—	—	25.7
Balance at September 30, 2021	94.8	$0.1	$1,974.0	$0.4	$(628.5)	$1,346.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities:
Net income	$65.5	$96.9
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	129.6	98.6
Loss on extinguishment of convertible senior notes	70.0	—
Depreciation	11.2	7.9
Amortization of debt discount	—	12.1
Amortization of debt issuance costs	1.0	0.8
Change in fair value of equity security investments	(23.6)	7.5
Deferred income taxes	5.6	9.0
Other	3.0	7.7
Change in operating assets and liabilities:
Accounts receivable	(115.7)	(6.7)
Inventories	(6.5)	2.5
Accounts payable and accrued liabilities	77.0	37.7
Other assets and liabilities, net	(20.7)	(21.7)
Cash flows from operating activities	196.4	252.3

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(387.9)	(658.7)
Sales and maturities of debt securities available-for-sale	348.8	523.9
Purchases of equity securities	(7.7)	(4.6)
Capital expenditures	(14.7)	(14.5)
Cash flows from investing activities	(61.5)	(153.9)

Cash flows from financing activities:
Issuances of common stock under benefit plans	20.1	25.7
Repurchase of convertible senior notes	(279.0)	(0.1)
Cash flows from financing activities	(258.9)	25.6
Change in cash, cash equivalents and restricted cash	(124.0)	124.0
Cash, cash equivalents and restricted cash at beginning of period	344.0	190.3
Cash, cash equivalents and restricted cash at end of period	$220.0	$314.3

Supplemental disclosures:
Non-cash capital expenditures	$0.7	$0.3
Right-of-use assets acquired through operating leases	$—	$21.6
Cash paid for interest	$4.6	$4.3
Cash paid for income taxes	$4.3	$3.4
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
In connection with the agreement, we paid Heptares $100.0 million upfront, which, including certain transaction-related costs, was expensed as in-process research and development, or IPR&D, in 2021. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.

In connection with the United States Food and Drug Administration's, or FDA's, acceptance of our investigational new drug application for NBI-1117568 for the treatment of schizophrenia in June 2022, we paid Heptares a milestone of $30.0 million, which was expensed as research and development, or R&D, in the second quarter of 2022.
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
In connection with the approval of our clinical trial application for NBI-1070770 for the treatment of major depressive disorder in July 2022, a milestone of $5.0 million was expensed as R&D in the third quarter of 2022, which we expect to pay to Takeda in the fourth quarter of 2022.
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
In June 2022, MTPC launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia. In connection with MTPC's first commercial sale of DYSVAL in Japan, we received a milestone payment of $20.0 million in the second quarter of 2022. ASC 606 provides a royalty exception for a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Under the royalty exception, the milestone would be recognized as revenue only when the later of (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). As the milestone related to a license of intellectual property and was contingent upon MTPC’s first commercial sale of DYSVAL in Japan, the milestone was recognized as revenue in the second quarter of 2022. In addition, we receive royalties at tiered percentage rates on MTPC net sales of DYSVAL.
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
In August 2018, AbbVie launched ORILISSA® (elagolix tablets) in the United States for the treatment of moderate to severe pain associated with endometriosis. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $6.1 million and $15.5 million, respectively, for the three and nine months ended September 30, 2022 and $5.9 million and $16.3 million, respectively, for the three and nine months ended September 30, 2021.
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

		September 30, 2022				December 31, 2021
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$97.9	$—	$(0.4)	$97.5	$204.8	$—	$—	$204.8
Corporate debt securities	0 to 1 years	260.5	—	(3.2)	257.3	128.2	—	(0.1)	128.1
Securities of government-sponsored entities	0 to 1 years	237.2	—	(4.8)	232.4	37.6	—	—	37.6
		$595.6	$—	$(8.4)	$587.2	$370.6	$—	$(0.1)	$370.5

Corporate debt securities	1 to 3 years	$270.8	$—	$(6.2)	$264.6	$358.9	$—	$(1.5)	$357.4
Securities of government-sponsored entities	1 to 3 years	102.3	—	(4.3)	98.0	204.3	—	(1.0)	203.3
		$373.1	$—	$(10.5)	$362.6	$563.2	$—	$(2.5)	$560.7
As of September 30, 2022, our security portfolio consisted of 193 debt securities available-for-sale, including 183 such securities that were in an unrealized loss position but of high credit quality. Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of September 30, 2022 or December 31, 2021.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of September 30, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$52.9	$(0.4)	$—	$—	$52.9	$(0.4)
Corporate debt securities	$251.1	$(4.8)	$263.7	$(4.6)	$514.8	$(9.4)
Securities of government-sponsored entities	$235.0	$(6.0)	$92.9	$(3.1)	$327.9	$(9.1)
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
Accrued interest receivables on debt securities available-for-sale totaled $3.9 million and $2.2 million, respectively, as of September 30, 2022 and December 31, 2021. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the nine months ended September 30, 2022 or 2021.
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

The following table presents a summary of investments, which were measured at fair value on a recurring basis.

	September 30, 2022				December 31, 2021
	Fair Value	Leveling			Fair Value	Leveling
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$212.2	$212.2	$—	$—	$340.8	$340.8	$—	$—
Restricted cash:
Certificates of deposit	7.8	7.8	—	—	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	97.5	—	97.5	—	204.8	—	204.8	—
Corporate debt securities	521.9	—	521.9	—	485.5	—	485.5	—
Securities of government-sponsored entities	330.4	—	330.4	—	240.9	—	240.9	—
Equity securities:
Equity securities–biotechnology industry	94.9	94.9	—	—	63.7	52.7	—	11.0
	$1,264.7	$314.9	$949.8	$—	$1,338.9	$396.7	$931.2	$11.0
The following table presents a reconciliation of equity security investments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$—	$38.9	$11.0	$38.2
Purchases	—	4.6	—	4.6
Unrealized gain (loss) included in earnings (1)	—	(8.2)	20.8	(7.5)
Transfers out of Level 3 (2)	—	—	(31.8)	—
Balance at end of period	$—	$35.3	$—	$35.3
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
5. Inventories
Inventories consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Raw materials	$15.0	$11.2
Work in process	5.0	3.6
Finished goods	17.0	15.7
Total inventories	$37.0	$30.5
6. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2022	September 30, 2021
Cash and cash equivalents	$212.2	$311.1
Restricted cash included in other assets	7.8	3.2
Total cash, cash equivalents and restricted cash	$220.0	$314.3

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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Nine Months Ended September 30,
(in millions, except weighted average data)	2022	2021
Operating lease cost	$12.5	$11.2
Cash paid for amounts included in the measurement of operating lease liabilities	$12.2	$9.1

	September 30, 2022	September 30, 2021
Weighted average remaining lease term	8.1 years	9.0 years
Weighted average discount rate	5.3%	5.3%
The following table presents approximate non-cancelable future minimum lease payments under operating leases as of September 30, 2022.

(in millions)	Amount (1)
2022 (3 months remaining)	$4.4
2023	17.9
2024	17.4
2025	15.9
2026	15.7
Thereafter	70.4
Total operating lease payments	141.7
Less accreted interest	27.8
Total operating lease liabilities	113.9
Less current operating lease liabilities included in other current liabilities	17.3
Noncurrent operating lease liabilities	$96.6
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
The following table presents a summary of the 2024 Notes as of September 30, 2022.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$170.4	$—	$(1.2)	$169.2	$238.3	Level 2
The following table presents a summary of the 2024 Notes as of December 31, 2021.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$381.2	$(43.2)	$(2.9)	$335.1	$464.7	Level 2
The following table presents a summary of the interest expense of the 2024 Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Coupon interest	$1.0	$2.2	$5.0	$6.3
Amortization of debt discount and issuance costs	0.2	4.4	1.0	12.9
Total	$1.2	$6.6	$6.0	$19.2

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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of September 30, 2022) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of September 30, 2022) on each applicable trading day;
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
As the conditional conversion feature described under (i) above was triggered as of September 30, 2022, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on October 3, 2022, and ending at the close of business on December 30, 2022. Accordingly, the 2024 Notes have been classified as a current liability as of September 30, 2022. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
Upon conversion, holders will receive the principal amount of their 2024 Notes in cash and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in either cash or shares of our common stock.
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

9. Earnings per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income - basic and diluted	$68.5	$22.5	$65.5	$96.9
Weighted-average shares outstanding:
Basic	95.8	94.7	95.6	94.5
Effect of dilutive securities:
Stock options	1.9	1.8	1.7	1.9
Restricted stock	0.8	0.2	0.5	0.3
2024 Notes	0.6	1.0	0.5	1.1
Diluted	99.0	97.7	98.3	97.9

Earnings per share, basic	$0.72	$0.24	$0.69	$1.03
Earnings per share, diluted	$0.69	$0.23	$0.67	$0.99

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	4.9	4.5	5.5	4.0
10. Subsequent Events
On November 1, 2022, we acquired Diurnal Group plc in an all-cash transaction, for an aggregate value of approximately £48.3 million GBP, or approximately $56 million USD. We believe the transaction presents an opportunity to accelerate the establishment of our clinical development and commercial capabilities in the United Kingdom to the benefit of patient communities and other stakeholders. We are currently in the process of finalizing the accounting for this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2022.
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
Business Highlights
•In October 2022, we submitted a supplemental new drug application, or sNDA, with the FDA for valbenazine for the treatment of chorea associated with Huntington disease.
•On November 1, 2022, we acquired Diurnal Group plc in an all-cash transaction, for an aggregate value of approximately £48.3 million GBP, or approximately $56 million USD. We believe the transaction presents an opportunity to accelerate the establishment of our clinical development and commercial capabilities in the United Kingdom to the benefit of patient communities and other stakeholders.
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
Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Revenues
Net Product Sales by Sales Product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
INGREZZA net product sales	$376.4	$286.5	$1,028.6	$780.9
ONGENTYS net product sales	2.9	2.3	7.7	5.7
Total net product sales	$379.3	$288.8	$1,036.3	$786.6
Compared with the comparable periods last year, the increase in INGREZZA net product sales was driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities.
Collaboration Revenues by Category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Royalty revenue	$6.1	$5.9	$15.5	$16.3
Milestone revenue	—	—	20.0	15.0
Other	2.5	1.3	4.9	3.6
Total collaboration revenues	$8.6	$7.2	$40.4	$34.9
Royalty revenue. Consists of royalties earned at tiered percentage rates on AbbVie net sales of elagolix and, beginning in June 2022, MTPC net sales of DYSVAL.
Milestone revenue. Consists of license fees earned under the terms of our license agreements with AbbVie and MTPC.
Milestone revenue for the nine months ended September 30, 2022 reflected the achievement of a $20.0 million milestone in connection with MTPC's first commercial sale of DYSVAL in Japan in June 2022. For the comparable period last year, milestone revenue reflected the achievement of a $15.0 million milestone in connection with MTPC's submission of a marketing authorization application for valbenazine for the treatment of tardive dyskinesia with the Ministry of Health and Welfare in Japan in April 2021.
Operating Expenses
Cost of Revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Cost of revenues	$6.1	$4.2	$15.5	$10.2
Compared with the comparable periods last year, the increase in cost of revenues primarily reflected increased manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with MTPC and increased INGREZZA net product sales driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Late stage	$18.1	$15.8	$48.2	$41.9
Early stage	18.1	13.9	56.4	27.8
Research and discovery	13.5	14.8	45.2	35.9
Milestone	5.0	5.4	42.7	5.4
Payroll and benefits	41.6	32.4	119.7	97.0
Facilities and other	11.4	10.4	33.6	32.7
Total research and development	$107.7	$92.7	$345.8	$240.7
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable periods last year, late-stage expenses primarily reflected increased investment in our Phase III programs for valbenazine in schizophrenia and crinecerfont in classic congenital adrenal hyperplasia, partially offset by lower spend related to the completion of the Phase III KINECT-HD study in the first quarter of 2022.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable periods last year, early-stage expenses primarily reflected increased investment in support of our advancing Phase II programs in epilepsy and luvadaxistat and NBI-1117568 in schizophrenia.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, research and discovery expenses primarily reflected increased investment in our preclinical development programs.
Milestone. Consists of milestone expenses incurred in connection with our collaborative arrangements.
Milestone expenses for the nine months ended September 30, 2022 primarily reflected $5.0 million of expense recognized in connection with the approval of our clinical trial application for NBI-1070770 for the treatment of major depressive disorder in July 2022, $30.0 million of expense recognized in connection with the FDA's acceptance of our investigational new drug application for NBI-1117568 for the treatment of schizophrenia in June 2022 and $7.3 million of expense recognized in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022. For the nine months ended September 30, 2021, milestone expenses reflected $5.4 million of expense recognized in connection with the European Union's approval of our clinical trial application for NBI-921352 for the treatment of focal onset seizures in adults in September 2021.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
Compared to the comparable period last year, payroll and benefits expenses for the nine months ended September 30, 2022 primarily reflected higher headcount and an increase of $7.4 million in non-cash stock-based compensation expense primarily related to an August 2021 equity grant of approximately 0.5 million restricted stock units to our full-time employees other than our executive officers, which are vesting over a 2-year period, and unvested performance-based restricted stock units to our executive officers for which attainment of the performance-based criteria was determined to be probable. The nine months ended September 30, 2021 included a non-cash stock-based compensation charge of $6.4 million related to the modification of certain stock-based awards.

Selling, General and Administrative.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Sales, general and administrative	$186.3	$154.6	$569.8	$426.8
Compared with the comparable periods last year, the increase in sales, general and administrative expense was primarily driven by increased investment in ongoing commercial initiatives, including our TD Spotlight-branded direct-to-consumer INGREZZA advertising campaign, which launched in May 2021, and deployment of our expanded sales force. Compared with the comparable period last year, sales, general and administrative expense for the nine months ended September 30, 2022, also reflected increased personnel expenses driven by higher headcount and an increase of $23.6 million in non-cash stock-based compensation expense primarily related to an August 2021 equity grant of approximately 0.5 million restricted stock units to our full-time employees other than our executive officers, which are vesting over a 2-year period, and unvested performance-based restricted stock units to our executive officers for which attainment of the performance-based criteria was determined to be probable.
Other Income (Expense), Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Interest expense	$(1.2)	$(6.6)	$(6.0)	$(19.2)
Unrealized gain (loss) on equity securities	11.1	(8.2)	23.6	(7.5)
Loss on extinguishment	—	—	(70.0)	—
Investment income and other, net	0.2	0.8	2.8	3.1
Total other income (expense), net	$10.1	$(14.0)	$(49.6)	$(23.6)
Compared with the comparable periods last year, the change in other income (expense), net, was driven by periodic fluctuations in the fair values of our equity security investments and decreased interest expense in connection with our adoption of ASU 2020-06 on January 1, 2022. Compared with the comparable period last year, other expense, net, for the nine months ended September 30, 2022, also reflected a $70.0 million loss on extinguishment in connection with the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash in the second quarter of 2022.
Provision for Income Taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Provision for income taxes	$29.4	$8.0	$30.5	$18.3
The provision for income taxes for the three and nine months ended September 30, 2022, reflected an effective tax rate that differs from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of our convertible senior notes. The provision for income taxes for the three and nine months ended September 30, 2021, reflected an effective tax rate that was lower than the federal and statutory rates primarily due to excess tax benefits related to stock-based compensation. Based upon available Federal net operating losses and tax credits, we expect to begin making cash payments for Federal income tax beginning in 2022.

Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income	$68.5	$22.5	$65.5	$96.9
Compared with the comparable periods last year, the change in net income primarily reflected increased INGREZZA net product sales driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities, partially offset by increased investments in ongoing commercial initiatives and our expanded clinical portfolio. Compared to the comparable period last year, net income for the nine months ended September 30, 2022, also reflected a $70.0 million loss on extinguishment recognized in connection with the repurchase of our convertible senior notes in the second quarter of 2022 and increased milestone expenses incurred in connection with certain of our collaborative arrangements.
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
Information Regarding Our Financial Condition.

(in millions)	September 30, 2022	December 31, 2021
Total cash, cash equivalents and marketable securities	$1,162.0	$1,272.0
Working Capital:
Total current assets	$1,205.5	$972.8
Less total current liabilities	485.1	245.8
Total working capital	$720.4	$727.0
Information Regarding Our Cash Flows.

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash flows from operating activities	$196.4	$252.3
Cash flows from investing activities	(61.5)	(153.9)
Cash flows from financing activities	(258.9)	25.6
Change in cash, cash equivalents and restricted cash	$(124.0)	$124.0
Cash Flows from Operating Activities.
Compared with the comparable period last year, cash flows from operating activities primarily reflected increased INGREZZA net product sales driven by increased new patient starts and record total prescriptions, reflecting higher customer demand and increased commercial activities, partially offset by increased investments in ongoing commercial initiatives and our expanded clinical portfolio. In addition, we experienced an increase in accounts receivable due to extended customer payment terms attributed to the expansion of our distribution network at the end of fiscal 2021.
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
On November 1, 2022, we acquired Diurnal Group plc in an all-cash transaction, for an aggregate value of approximately £48.3 million GBP, or approximately $56 million USD. We believe the transaction presents an opportunity to accelerate the establishment of our clinical development and commercial capabilities in the United Kingdom to the benefit of patient communities and other stakeholders.
Refer to Note 2 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. In the fourth quarter of 2020 and second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million and $210.8 million, respectively, aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million and $279.0 million, respectively, in cash. As of September 30, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.
At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. Further, as the conditional conversion feature of the 2024 Notes was triggered as of September 30, 2022, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on October 3, 2022, and ending at the close of business on December 30, 2022. With respect to the 2024 Notes, unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $1.9 million in 2022, $3.8 million in 2023, and $1.9 million in 2024 and pay the aggregate principal amount outstanding of $170.4 million upon maturity of the 2024 Notes.

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
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on September 30, 2022, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In the second, third and fourth quarters of 2021 and the first, second and third quarters of 2022, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., (iv) Sandoz Inc. and (v) Zydus Pharmaceuticals (USA) Inc. that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by the manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the United States District Court for the District of Delaware in July, August and October 2021 and January, April, May, July, August and September 2022, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed) and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed). Sandoz Inc. has been joined in the cases against Crystal Pharmaceutical (Suzhou) Co., Ltd. and Crystal Pharmatech Co., Ltd. The cases filed in July, August and October 2021 and January and August 2022 have been consolidated in the United States District Court for the District of Delaware and the trial is currently scheduled for January 2, 2024.
We also filed suit in the United States District Court for the District of New Jersey in July and October 2021 and April 2022 against Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC and these cases were dismissed in favor of continued prosecution of the Delaware proceedings against the same entities.
Further, we filed suit in the United States District Court for the District of Delaware and in the United States District Court for the District of New Jersey in September 2022, against Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC.
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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past four years, including the expansion of our specialty sales force, which we announced in the third quarter of 2021 and completed in April 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA, or to successfully commercialize ONGENTYS or any product candidate approved by the FDA in the future.
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
As of September 30, 2022, we had more than 1,150 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
As of September 30, 2022, the conditional conversion feature of the 2024 Notes had been triggered, allowing holders of 2024 Notes to convert their 2024 Notes at any time during the period beginning on October 3, 2022 and ending at the close of business on December 30, 2022. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods, and as a result, it is possible that holders of 2024 Notes will continue to be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their 2024 Notes, we would be required to settle the principal amount of our conversion obligation in cash, which could adversely affect our liquidity.
*Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of September 30, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of September 30, 2022, we had an accumulated deficit of $495.8 million as a result of historical operating losses.
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
In addition, new income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, Tax Cut and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last twelve months, the price of our common stock has ranged from approximately $72 per share to approximately $116 per share. The market price of our common stock may fluctuate in response to many factors, including:
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 89% of our total product revenue for the nine months ended September 30, 2022 and approximately 95% of our accounts receivable balance as of September 30, 2022. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of September 30, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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
Further, prior to the United States Supreme Court ruling, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and any additional healthcare reform measures of the Biden administration will impact the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequestration. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, on July 24, 2020, and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the United States Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of which has been delayed until January 1, 2027.

In addition, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Additionally, the IRA will, among other things, allow the Secretary of HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare Part B and Medicare Part D, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law, and (ii) require drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be effectuated but is likely to have a significant impact on the pharmaceutical industry. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the ACA, the IRA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs, particularly since the majority of our current revenue is derived from federal healthcare programs, including Medicare and Medicaid.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: November 1, 2022	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)