Form 10-K
period 2022-12-31
NEUROCRINE BIOSCIENCES INC
filed 2023-02-09
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☑
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $8,097,146,859.
As of January 31, 2023, 96,587,911 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days following the end of the registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

INGREZZA®, NEUROCRINE® and the related Neurocrine logos are registered trademarks of Neurocrine Biosciences, Inc. Any other brand names or trademarks appearing in this Annual Report that are not the property of Neurocrine Biosciences, Inc. are the property of their respective holders.

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

Item 1. Business
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neurological, neuroendocrine and neuropsychiatric disorders. The Company’s diverse portfolio includes United States Food and Drug Administration, or FDA, approved treatments for tardive dyskinesia, Parkinson’s disease, endometriosis* and uterine fibroids* and a diversified portfolio of advanced clinical-stage programs in multiple therapeutic areas. For three decades, we have applied our unique insight into neuroscience and the interconnections between brain and body systems to treat complex conditions and we will continue to relentlessly pursue medicines to ease the burden of debilitating diseases and disorders. (*in collaboration with AbbVie Inc., or AbbVie)
Product Pipeline
Commercially Available Medicines

INGREZZA®*
(valbenazine) capsules

TARDIVE DYSKINESIA

Ongentys®†
(opicapone) capsules

PARKINSON'S DISEASE

Alkindi®
hydrocortisone granules
in capsules for opening

ADRENAL INSUFFICIENCY

*Mitsubishi Tanabe Pharma Corporation has commercialization rights in Japan and other select Asian markets

†Under license from BIAL – Portela & Ca, S.A.

Orilissa®‡
elagolix tablets 150 mg 200 mg

ENDOMETRIOSIS

Oriahnn®‡
elagolix, estradiol and norethindrone acetate capsules and elagolix capsules 300 mg/1 mg/0.5 mg and 300 mg

UTERINE FIBROIDS

‡AbbVie has global commercialization rights

INGREZZA® (valbenazine). We launched INGREZZA in the United States in May 2017 as the first FDA-approved product for the treatment of tardive dyskinesia. INGREZZA net product sales totaled $1.4 billion for 2022, $1.1 billion for 2021 and $993.1 million for 2020 and represent nearly all of our total net product sales.
INGREZZA provides a once-daily dosing treatment option for tardive dyskinesia and has three dosing options (40 mg, 60 mg and 80 mg capsules), with a recommended dose of 40 mg taken for the first seven days of treatment and an option to take 40 mg, 60 mg or 80 mg thereafter, depending on the patient’s dosing needs.

DYSVAL® (valbenazine). Mitsubishi Tanabe Pharma Corporation, or MTPC, launched DYSVAL in Japan in June 2022 for the treatment of tardive dyskinesia. In 2021, MTPC received approvals for marketing authorization for valbenazine for the treatment of tardive dyskinesia in Indonesia, Singapore, South Korea and Thailand and has submitted a filing for marketing authorization, which is currently under review, in Malaysia. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015, in which markets valbenazine is a royalty-bearing product for us.
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
ALKINDI® / ALKINDI SPRINKLE® (hydrocortisone). Alkindi was launched in its core markets (the United Kingdom, Germany, Austria and Italy) in 2018 as replacement therapy of adrenal insufficiency in infants, children and adolescents (aged 18 years and younger) and subsequently outside of its core markets through a network of distribution partners, including in the United States, where Alkindi is marketed as Alkindi Sprinkle by our partner, Eton Pharmaceuticals, Inc., or Eton Pharmaceuticals. Alkindi Sprinkle has been granted orphan drug designation for the treatment of pediatric adrenal insufficiency in the United States, where it is a royalty-bearing product for us.
Adrenal insufficiency is a rare condition caused by inadequate production of steroid hormones in the cortex of the adrenal glands. Adrenal insufficiency can result in severe fatigue and, if left untreated, adrenal crisis that may be life threatening.

EFMODY® (hydrocortisone modified-release hard capsules). Efmody was launched in the United Kingdom, Germany and Austria in 2021 for the treatment of classic congenital adrenal hyperplasia, or CAH, in adolescents and adults (aged 12 years and older) and subsequently in the Netherlands through a distribution partner.
CAH is a rare condition usually caused by deficiency of the enzyme 21-hydroxylase, which is required to produce the adrenal steroid hormone, cortisol. The block in the cortisol production pathway causes the over-production of male steroid hormones (androgens), which are precursors to cortisol. CAH is congenital (inherited at birth), affects both sexes and can lead to increased mortality, infertility and severe development defects, including ambiguous genitalia, premature sexual development and short stature. CAH affects an estimated 30,000 people in the United States and 50,000 people in Europe.
Our Pipeline of Investigational Therapies

Phase 1
Phase 2
Phase 3
Partner
Neurology
valbenazine*
Chorea in Huntington Disease
valbenazine*
Dyskinetic Cerebral Palsy
NBI-827104
Rare Pediatric Epilepsy: EE-CSWS
idorsia
NBI-921352
Focal Onset Seizures in Adults
NBI-921352
Rare Pediatric Epilepsy: SCN8A-DEE
XENON
Neuroendocrinology
crinecerfont
Congenital Adrenal Hyperplasia in Adults
crinecerfont
Congenital Adrenal Hyperplasia in Children & Adolescents
Neuropsychiatry
valbenazine*
Adjunctive Treatment of Schizophrenia
NBI-1065846
Anhedonia in Major Depressive Disorder
NBI-1065845
Inadequate Response to Treatment in Major Depressive Disorder
Takeda
luvadaxistat
Cognitive Impairment Associated with Schizophrenia
NBI-1117568
Schizophrenia
sosei HEPTARES
NBI-1070770
Major Depressive Disorder
Takeda

EE-CSWS = Epileptic Encephalopathy with Continuous Spike-and-Wave During Sleep

SCN8A-DEE = SCN8A Developmental and Epileptic Encephalopathy

Neurocrine Biosciences Inc. has global commercialization rights unless otherwise noted.

* Mitsubishi Tanabe Pharma Corporation (MTPC) has commercialization rights in Japan and other select Asian markets.

Neurology
Chorea in Huntington Disease (valbenazine – VMAT2 Inhibitor(1)). In April 2022, we presented data from the KINECT-HD study, a Phase III randomized, double-blind, placebo-controlled clinical study that evaluated the efficacy, safety and tolerability of valbenazine in 120 adult patients with chorea associated with Huntington disease. In the study, valbenazine met the primary endpoint of significant (p < 0.0001) improvement in chorea severity versus placebo, as measured by the Unified Huntington’s Disease Rating Scale Total Maximal Chorea Score, with improvements beginning in Week 2. Clinically meaningful results, demonstrated by greater response rates, were seen by clinicians (CGI-C) and patients (PGI-C) for valbenazine versus placebo. In addition, the safety profile was consistent with the known safety profile of valbenazine. In December 2022, the FDA accepted our supplemental new drug application, or sNDA, for valbenazine for the treatment of chorea associated with Huntington disease. The agency set a Prescription Drug User Fee Act target action date of August 20, 2023.

Huntington disease is a hereditary progressive neurodegenerative disorder, in which destruction of neuronal cells within the brain results in motor, cognitive, and psychiatric symptoms. Symptoms generally appear between the ages of 30 to 50 and worsen over a 10 to 25-year period. Many patients with Huntington disease experience chorea, a troublesome involuntary movement disorder, in which patients develop sudden, irregular, unpredictable and non-stereotyped movements. Chorea can affect various body parts, and may interfere with speech, swallowing, posture, and gait. Approximately 90% of the estimated 30,000 people affected by Huntington disease in the United Sates will develop chorea over the course of the disease. Valbenazine has been granted orphan drug designation for the treatment of chorea associated with Huntington disease in the United States.
Dyskinetic Cerebral Palsy (valbenazine – VMAT2 Inhibitor(1)). We have initiated a Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine for the treatment of dyskinetic cerebral palsy in 80 pediatric and adult patients (aged 6 to 70 years). We anticipate having top-line data for this clinical study in 2024.
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
Epilepsy.
Epilepsy is one of the most common neurological disorders and is characterized by abnormal electrical activity in the brain that leads to unpredictable seizures that can vary in frequency, from less than one seizure per year to several seizures per day. A description of our investigational treatments for potential use in epilepsy follows.
SCN8A-DEE (NBI-921352 – Nav1.6 Sodium Channel Inhibitor(2)). We have initiated the KAYAKTM study, a Phase II randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and pharmacokinetics of NBI-921352 as adjunctive therapy in 52 adolescent patients (aged 12 to 21 years) with SCN8A-DEE. In January 2022, the study protocol was amended to include pediatric patients (aged 2 to 11 years) with SCN8A-DEE.
SCN8A-DEE is a rare, extremely severe, single-gene epilepsy caused by mutations in the SCN8A gene that activates Nav1.6, the most highly expressed sodium channel in the excitatory pathways of the central nervous system. Children born with SCN8A-DEE typically start experiencing seizures between birth and 18 months of age, and most have multiple seizures per day. Other symptoms include learning difficulties, muscle spasms, low or high muscle tone, poor coordination, developmental delay and features similar to autism. As SCN8a mutations were discovered only recently, prevalence estimates will be determined in the future as awareness of and access to genetic surveillance increases. NBI-921352 has been granted orphan drug and rare pediatric disease designations for the treatment of SCN8A-DEE in the United States.
Focal Onset Seizures (NBI-921352 – Nav1.6 Sodium Channel Inhibitor(2)). We have initiated a Phase II randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and pharmacokinetics of NBI-921352 as adjunctive therapy in 100 adult patients with focal onset seizures. We anticipate having top-line data for this clinical study in the second half of 2023.
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

Neuroendocrinology
Classic Congenital Adrenal Hyperplasia, or CAH.
CAH is a rare condition usually caused by deficiency of the enzyme 21-hydroxylase, which is required to produce the adrenal steroid hormone, cortisol. The block in the cortisol production pathway causes the over-production of male steroid hormones (androgens), which are precursors to cortisol. CAH is congenital (inherited at birth), affects both sexes and can lead to increased mortality, infertility and severe development defects, including ambiguous genitalia, premature sexual development and short stature. CAH affects an estimated 30,000 people in the United States and 50,000 people in Europe.
CAH in Adults (crinecerfont – CRF1 Antagonist(3)). We have completed enrollment of the CAHtalyst study, a global, registrational Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of crinecerfont in 165 adult patients with CAH, followed by an open-label treatment period. We anticipate having top-line data for this clinical study in the second half of 2023.
CAH in Pediatrics (crinecerfont – CRF1 Antagonist(3)). We have completed enrollment of a global, registrational Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of crinecerfont in 81 pediatric patients (aged 2 to 17 years) with CAH. Crinecerfont has been granted orphan drug designation for the treatment of CAH in the United States and the European Union. We anticipate having top-line data for this clinical study in the second half of 2023.
Adrenal Insufficiency (DNL-0200 – hydrocortisone modified-release hard capsules(4)). We have initiated the CHAMPAIN study, a Phase II randomized, double-blind, double-dummy, two-way crossover clinical study to evaluate the efficacy, safety and tolerability of twice-daily DNL-0200 compared with once-daily Plenadren® (modified-release hydrocortisone) in 67 adult patients with primary adrenal insufficiency.
Adrenal insufficiency is a rare condition caused by inadequate production of steroid hormones in the cortex of the adrenal glands. Adrenal insufficiency can result in severe fatigue and, if left untreated, adrenal crisis that may be life threatening.
Neuropsychiatry
Schizophrenia.
Schizophrenia is a spectrum of serious neuropsychiatric brain diseases in which people interpret reality abnormally. Schizophrenia may result in some combination of hallucinations, delusions and extremely disordered thinking and behavior that impairs daily life. People with schizophrenia typically require lifelong treatment. Early treatment may help improve long-term prognosis and get symptoms under control before serious complications develop. Schizophrenia affects an estimated 3.5 million people in the United States. A description of our investigational treatments for potential use in schizophrenia follows.
Adjunctive Treatment of Schizophrenia (valbenazine – VMAT2 Inhibitor(1)).
In November 2021, we initiated a Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine when administered orally once daily as adjunctive treatment in 400 adolescent and adult patients (aged 13 years and older) with schizophrenia who have had an inadequate response to antipsychotics. We anticipate having top-line data for this clinical study in 2024.
In December 2022, we initiated a second Phase III randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine when administered orally once daily as adjunctive treatment in 400 adolescent and adult patients (aged 13 years and older) with schizophrenia who have had an inadequate response to antipsychotics.
Approximately 30% of the estimated 3.5 million people affected by schizophrenia in the United States fail to respond to current antipsychotic therapy.

Schizophrenia (NBI-1117568 – Muscarinic M4 Agonist(5)). We have initiated a Phase II multi-center, randomized, double-blind, placebo-controlled, multi-arm, multi-stage clinical study to evaluate the efficacy, safety and tolerability of NBI-1117568 in 213 adult patients with schizophrenia who are experiencing an acute exacerbation or relapse of symptoms.
All currently approved antipsychotic medications are believed to work through direct action on monoaminergic receptors, with approximately 40% of patients reporting negative side effects and approximately 30% not benefiting adequately from these medications.
Cognitive Impairment Associated with Schizophrenia, or CIAS (luvadaxistat – DAAO Inhibitor(6)). We have initiated a Phase II randomized, double-blind, parallel, placebo-controlled clinical study to evaluate the efficacy, safety, tolerability and pharmacokinetics of luvadaxistat when administered orally once daily as adjunctive treatment in 308 adult patients with CIAS.
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
Major Depressive Disorder.
Major depressive disorder is one of the leading causes of disability and is characterized by a persistently depressed mood or loss of interest in daily activities that is present most of the day in addition to other symptoms that can impact normal daily functioning, relationships and overall quality of life. Treatments range from selective serotonin reuptake inhibitors, serotonin norepinephrine reuptake inhibitors, atypical antipsychotics, tricyclic antidepressants and psychotherapies, among others. Major depressive disorder affects more than 16 million people in the United States. A description of our investigational treatments for potential use in major depressive disorder follows.
Inadequate Response to Treatment in Major Depressive Disorder (NBI-1065845 – AMPA Potentiator(7)). We have initiated a Phase II randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of NBI-1065845 as adjunctive treatment in 212 adult patients with inadequate response to treatment in major depressive disorder. We anticipate having top-line data for this clinical study in 2024.
While there are a number of marketed treatments for major depressive disorder, approximately 30% of the more than 16 million people affected by the disorder in the United States do not adequately respond to treatment.
Anhedonia in Major Depressive Disorder (NBI-1065846 – GPR139 Agonist(8)). We have initiated a Phase II randomized, double-blind, placebo-controlled, two-period cross-over, Proof of Activity clinical study to evaluate the effects of NBI-1065846 as adjunctive treatment in 88 adult patients with major depressive disorder experiencing anhedonia. We anticipate having top-line data for this clinical study in the second half of 2023.
Anhedonia is characterized by the inability to experience pleasure and has been associated with changes in neurotransmitter levels involved in the brain’s reward system. Anhedonia is a core symptom of major depressive disorder and also frequently presents in people with bipolar depression, schizophrenia, substance-abuse disorders, Parkinson’s disease, diabetes and coronary artery disease.
_________________________
(1) VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control.
(2) NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A-DEE and other potential indications, including adult focal epilepsy. We acquired the global rights to NBI-921352 in December 2019.

(3) Crinecerfont is a potent, selective, orally active, corticotropin-releasing factor1, or CRF1, receptor antagonist as demonstrated in a range of in vitro and in vivo assays. CRF1 is a hypothalamic hormone released directly into the hypophyseal portal vasculature which acts on the CRF1 receptor, a G protein-coupled receptor, or GPCR, in the anterior pituitary to stimulate the release of the adrenocorticotropin hormone, or ACTH. The primary role of ACTH is the stimulation of the synthesis and release of adrenal steroids, including cortisol. Cortisol from the adrenals have a negative feedback role at the level of the hypothalamus that decreases CRF1 release as well as at the level of the pituitary to inhibit the release of ACTH. This tight control loop is known as the hypothalamic-pituitary-adrenal axis. Blockade of CRF1 receptors at the pituitary has been shown to decrease the release of ACTH, which in turn decreases the production of adrenal steroids including androgens, and potentially the symptoms associated with CAH. Lower ACTH levels would also reduce the amount of exogenous corticosteroid necessary for CAH patients to thrive avoiding the side-effects currently associated with excessive steroid therapy.
(4) DNL-0200 is a modified-release preparation of hydrocortisone that mimics the physiological circadian rhythm of cortisol and has been specifically designed for patients with diseases of cortisol deficiency, such as adrenal insufficiency and CAH.
(5) NBI-1117568 is a potential first-in-class muscarinic M4 receptor agonist with the potential to be developed for the treatment of schizophrenia. As a selective M4 orthosteric agonist, NBI-1117568 offers the potential for an improved safety profile without the need for combination therapy to ameliorate off-target effects or for cooperativity with acetylcholine. Muscarinic receptors are central to brain function and validated as drug targets in psychosis and cognitive disorders. We acquired the global rights to NBI-1117568 in December 2021.
(6) Luvadaxistat is a potential first-in-class D-Amino Acid Oxidase, or DAAO, inhibitor with the potential to be developed for the treatment of cognitive impairment associated with schizophrenia. We acquired the global rights to luvadaxistat in June 2020.
(7) NBI-1065845 is a potential first-in-class Alpha-Amino-3-Hydroxy-5-Methyl-4-Isoxazole Propionic Acid, or AMPA, potentiator with the potential to be developed for the treatment of inadequate response to treatment in major depressive disorder. We acquired the global rights to NBI-1065845 in June 2020. NBI-1065845 is currently designated as a 50:50 profit-share product with Takeda Pharmaceutical Company Limited, which retains a one-time opt-out right to convert the designation to a royalty-bearing product.
(8) NBI-1065846 is a potential first-in-class G Protein-Coupled Receptor 139, or GPR139, agonist with the potential to be developed for the treatment of anhedonia in major depressive disorder. We acquired the global rights NBI-1065846 in June 2020. NBI-1065846 is currently designated as a 50:50 profit-share product with Takeda Pharmaceutical Company Limited, which retains a one-time opt-out right to convert the designation to a royalty-bearing product.
Business Strategy
Our core business strategy is to continue applying our unique insight into neuroscience to advance medicines for the treatment of under-addressed neurological, neuroendocrine and neuropsychiatric disorders to relieve suffering for people with great needs, but few options.
We focus our internal research and development efforts on innovative therapies with improved probabilities of technical and commercial success by taking a portfolio approach to managing our pipeline that balances the size of market opportunities with clear and defined clinical and regulatory paths to approval. In addition, from time to time we supplement our internal efforts by acquiring businesses or in-licensing certain rights to commercial products or clinical programs to enhance and capitalize on our commercial and development capabilities.
In 2022, we were able to help more people affected by tardive dyskinesia than ever before, reflecting sustained growth for INGREZZA as we continued to invest in our branded direct-to-consumer INGREZZA advertising campaign launched in May 2021 and completed the reorganization and expansion of our sales force in April 2022, transitioning from a single team structure to three distinct teams dedicated to psychiatry, neurology and long-term care, respectively.

Going forward, key elements of our commercial strategy include maximizing the opportunity in INGREZZA through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations, including for the potential treatment of chorea associated with Huntington disease, dyskinetic cerebral palsy and schizophrenia, and to lead the evolving understanding of VMAT2 biology and its role in disease.
Collaboration and License Agreements
Refer to Note 2 to the consolidated financial statements for more information on our significant collaboration and license agreements.
Intellectual Property
We actively seek to protect our products, product candidates, and related inventions and improvements that we consider important to our business. We own a portfolio of United States and ex-United States patents and patent applications, and have also licensed rights to a number of United States and ex-United States patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, uses to treat particular conditions, methods of administration, drug delivery technologies and delivery profiles, and methods of manufacturing.
Below is a description of the United States and ex-United States patents to INGREZZA and the following product candidates:
•INGREZZA, our highly selective VMAT2 inhibitor approved in the United States (and other countries) for the treatment of tardive dyskinesia, is covered by 20 issued, FDA Orange Book-listed United States patents which are set to expire between 2027 and 2040. Patent term extension corresponding to regulatory approval delay of 552 days has been received for United States Patent No. 8,039,627, which now expires in 2031 and covers valbenazine, the active pharmaceutical ingredient contained in INGREZZA. In Japan and in certain other East Asian markets, we are actively pursuing most of the patents corresponding to those listed in the FDA’s Orange Book entry for INGREZZA.
•Valbenazine, our highly selective VMAT2 inhibitor under clinical development for the treatment of chorea associated with Huntington disease, is covered by at least 12 of the issued United States patents currently listed in the FDA’s Orange Book entry for INGREZZA. Issued patents and pending patent applications that also cover the treatment of chorea associated with Huntington disease are set to expire between 2027 and 2043.
•Valbenazine, additionally under clinical development for dyskinetic cerebral palsy (DCP) and for adjunctive treatment of schizophrenia (ATS), is covered by issued patents and pending patent applications set to expire between 2027 and 2042, including several issued, Orange Book-listed United States patents.
•Crinecerfont, a CRF1 receptor antagonist under clinical development for the treatment of congenital adrenal hyperplasia (CAH) in adults and children, is covered by United States Patent Nos. 10,905,690 and 11,311,544, among other patents and pending patent applications, set to expire between 2035 and 2041 (not including any potential patent term extensions).
We also own, or have licensed rights to, patents covering our other products and earlier stage product candidates. In addition to the potential patent term extensions referenced above, the products and product candidates in our pipeline may be subject to additional terms of exclusivity that we may obtain by future patent issuances.
Separately, the United States, European Union, and Japan each provide data and marketing exclusivity for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data and marketing exclusivity, which is measured from the date of marketing approval by the FDA or corresponding foreign regulatory authority. This period of exclusivity is generally five years in the United States, six years in Japan and 10 years in the European Union, except that for biologics, the period of exclusivity in the United States is 12 years under the Biologics Price Competition and Innovation Act. In addition, if granted orphan drug designation, certain of our product candidates, including, for example, crinecerfont, may also be eligible for marketing exclusivity in the United States for seven years and in the European Union for 10 years.

Refer to Part I Item 1A. Risk Factors for a discussion of the challenges we may face in obtaining or maintaining patent and/or trade secret protection and Item 3. Legal Proceedings for a description of our legal proceedings related to intellectual property matters.
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
Marketing, Sales and Distribution
Our specialty sales force consists of approximately 350 experienced sales professionals located in the United States and is divided into three dedicated sales teams focused on psychiatry, neurology and long-term care.
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
We may be subject to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their privacy and security regulations, which impose certain obligations, including the adoption of administrative, physical and technical safeguards to protect individually identifiable health information on covered entities subject to HIPAA (i.e., health plans, healthcare clearinghouses and certain healthcare providers) and their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information as well as their covered subcontractors. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable HIPAA obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

We will also have to complete an approval process similar to that in the United States in order to commercialize our product candidates in each foreign country. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States, except for a certain limited number of drugs sold to certain Medicare beneficiaries beginning in 2023. The resulting prices may not be sufficient to generate an acceptable return to us or our corporate collaborators.
In the European Union, there are currently two potential tracks for seeking marketing approval for a product not authorized in any European Union member state: a decentralized procedure and a centralized procedure. In the decentralized procedure, identical applications for marketing authorization are submitted simultaneously to the national regulatory agencies. Regulatory review is led by one member state (the reference-member state), and its assessment—based on safety, quality and efficacy—is reviewed and approved (assuming there are no concerns that the product poses a serious risk to public health) by the other member states from which the applicant is seeking approval (the concerned-member states). The decentralized procedure leads to a series of single national approvals in all relevant countries. In the centralized procedure, which is required of all products derived from biotechnology, a company submits a single marketing authorization application to the European Medicines Agency, or EMA, which conducts an evaluation of the dossier, drawing upon its scientific resources across Europe. If the drug product is proven to fulfill the requirements for quality, safety and efficacy, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopts a positive opinion, which is transmitted to the European Commission for final decision on grant of the marketing authorization. While the EC generally follows the CHMP’s opinion, it is not bound to do so. Subsequent commercialization is enabled by country-by-country reimbursement approval.
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
Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union. The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons, are life‑threatening or chronically debilitating conditions and for which no satisfactory treatment is authorized. The market exclusivity period is for 10 years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product does not justify maintenance of market exclusivity.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions. Other potential consequences include, among other things:
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
The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indication(s) and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and other countries, sales of any products for which we receive regulatory approval will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such drug products.
In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. No uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drug products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained in the first instance or applied consistently.

Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of drug products and medical services, in addition to questioning their safety, efficacy and clinical appropriateness. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA-approved drugs for a particular indication. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Nonetheless, our products or product candidates, including INGREZZA, may not be considered medically necessary or cost-effective.
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
Enacted Healthcare Reform Measures
The United States and some foreign jurisdictions have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the United States, the pharmaceutical industry and the cost of prescription drugs has been a continuous focus of these efforts and has been significantly affected by major legislative initiatives.
Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things, (1) directs the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost to $2,000 through a newly established manufacturer discount program. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.
While the IRA targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we have qualified for the small biotech manufacturer exemption that is set to expire in 2029. However, the qualification for this exemption is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exemption or the potential loss of this exemption, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.
The most significant prior revisions to federal law governing the pharmaceutical industry and prescription drug pricing was enacted through the March 2010 the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively the ACA. This law was intended to broaden access to health insurance by reducing the number of uninsured persons, reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding transparency requirements for the healthcare and health insurance industries, imposing taxes and fees on the health industry and imposing additional health policy reforms.

We expect that these health reform measures, may result in more rigorous coverage criteria and lower reimbursement for prescription drugs, as well as result in additional downward pressure on any price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private third-party payors.
Other significant legislative changes impacting the pharmaceutical industry and prescription drug pricing have been adopted since the ACA was enacted. These changes include, among others, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, including the Investment and Jobs Act, will remain in effect through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequestration.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to examine and/or control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Proposed Healthcare Reform Measures
The United States and some foreign jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and may be significantly affected by major legislative initiatives.
We are currently unable to predict what other additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.
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
Tardive Dyskinesia. INGREZZA competes with AUSTEDO® (deutetrabenazine), which was approved by the FDA for the treatment of tardive dyskinesia in adults in August 2017 and is marketed by Teva Pharmaceutical Industries, and several clinical development-stage programs targeting tardive dyskinesia and related movement disorders. Additionally, there are a number of commercially available medicines used to treat tardive dyskinesia off-label, such as XENAZINE® (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin.
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
Classic Congenital Adrenal Hyperplasia, or CAH. For CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the United States alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development targeting CAH and several companies developing medicinal treatments for CAH.
Epilepsy. Our investigational treatments for potential use in epilepsy may in the future compete with numerous approved anti-seizure medications and development-stage programs being pursued by several other companies. Commonly used anti-seizure medications include phenytoin, levetiracetam, brivaracetam, cenobamate, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathy SCN8A-DEE; however, a number of different anti-seizure medications are currently used in these patient populations.
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
Human Capital
Our Employees. We have grown to a team of more than 1,200 employees as of December 31, 2022, primarily employed in the United States. Our highly qualified and experienced team, which includes scientists, physicians and professionals across sales, marketing, manufacturing, regulatory, finance and other essential functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2022, we added more than 250 new employees to our team, reflecting the completion of our sales force expansion to approximately 350 experienced sales professionals.
We expect to add additional employees in 2023 with a focus on expanding our research and development organization. We continually evaluate our business needs and opportunities and balance in-house expertise and capacity with external expertise and capacity. Currently, we rely on third-party contract manufacturers.
Our Culture. The success of our human capital management investments is evidenced by our low employee turnover, a number which is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy. In recognition of our efforts, in 2022, we were ranked in #8 in Fortune Best Small & Medium Workplaces in BiopharmaTM.
Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including health care, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development programs as well as offer tuition reimbursement. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.

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
Summary Risk Factors
We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•We may not be able to continue to successfully commercialize INGREZZA, ONGENTYS, or any of our other products, or any of our product candidates if they are approved in the future.
•If physicians and patients do not continue to accept INGREZZA or do not accept ONGENTYS, or do not accept any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
•Governmental and third-party payors may impose additional sales and pharmaceutical pricing controls on our products or further limit coverage and/or reimbursement for our products that could negatively impact our product revenues and impact or delay sustained profitability.
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
•If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS, or any of our other products, or any product candidate approved by the FDA in the future.
•We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, ONGENTYS, or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
•We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA, ONGENTYS, or any of our other products, could materially and adversely affect our ability to successfully commercialize INGREZZA, ONGENTYS, or any of our other products.
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
Risks Related to Our Company
We may not be able to continue to successfully commercialize INGREZZA, ONGENTYS, or any of our other products, or any of our product candidates if they are approved in the future.
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past four years, including the expansion of our specialty sales force, which we announced in the third quarter of 2021 and completed in April 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA, or to successfully commercialize ONGENTYS or any of our other products, or any product candidate approved by the FDA in the future.

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
If physicians and patients do not continue to accept INGREZZA or do not accept ONGENTYS, or do not accept any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
The commercial success of INGREZZA, ONGENTYS, or any of our other products will depend upon the acceptance of those products as safe and effective by the medical community and patients.
The market acceptance of INGREZZA, ONGENTYS, or any of our other products could be affected by a number of factors, including:
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
Our ability to continue to commercialize INGREZZA successfully or to successfully commercialize ONGENTYS or any of our other products, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of health care and the price of prescription drugs through various means may impact our revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.

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
Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the United States. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, communications from government officials, media outlets, and others regarding health care costs and pharmaceutical pricing could have a negative impact on our stock price, even if such communications do not ultimately impact coverage or reimbursement decisions for our products.
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
If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may be unable to successfully commercialize INGREZZA, ONGENTYS, or any of our other products, or any other product candidate for which we obtain marketing approval in the future. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, a majority of our current revenue is derived from federal healthcare program payors, including Medicare and Medicaid. Thus, changes in government reimbursement policies, reductions in payments and/or our suspension or exclusion from participation in federal healthcare programs could have a material adverse effect on our business.
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
Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. As a result of the ongoing COVID-19 pandemic, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA, ONGENTYS, or any of our other products. For example, the COVID-19 pandemic has resulted in travel restrictions and the shutdown or delay of business activities in various regions. In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. Most of our field-based employees have resumed in-person interactions in accordance with location-specific guidance. Our office-based employees have returned to the office under flexible work guidelines to help balance business needs, employee health, well-being and safety and the evolving work environment. However, as the effects of the pandemic continue to rapidly evolve with the emergence of new COVID-19 variants and spikes or surges in infection and hospitalization rates, a remote work model may nevertheless need to be reinstated at some point in the future. The effects of a remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Remote work may also create increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. In addition, we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition. We continue to evaluate the impact of the COVID-19 pandemic on our business and will update our plans and policies as needed going forward.
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
•Our investigational treatments for potential use in epilepsy may in the future compete with numerous approved anti-seizure medications and development-stage programs being pursued by several other companies. Commonly used anti-seizure medications include phenytoin, levetiracetam, brivaracetam, cenobamate, carbamazepine, clobazam, lamotrigine, valproate, oxcarbazepine, topiramate, lacosamide, perampanel and cannabidiol, among others. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathy SCN8A-DEE; however, a number of different anti-seizure medications are currently used in these patient populations.

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
Several of our planned clinical trial sites have been impacted and could be delayed or suspended as a result of the conflict between Russia and Ukraine.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. We also rely on BIAL for the commercial supply of ONGENTYS. In addition, we collaborate with Xenon Pharmaceuticals, Inc. for the development of NBI-921352, Idorsia Pharmaceuticals Ltd. for the development of NBI-827104, Takeda Pharmaceutical Company Limited for the development of luvadaxistat, NBI-1065845 and NBI-1065846 and Heptares Therapeutics Limited for the development of NBI-1117568.
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
As of December 31, 2022, we had more than 1,200 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
Our future financial performance and our ability to commercialize INGREZZA, ONGENTYS, and any of our other products, or any of our product candidates that receive regulatory approval in the future, will partially depend on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA and ONGENTYS, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
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
If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, ONGENTYS, or any of our other products, or any product candidate approved by the FDA in the future.
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA, ONGENTYS, or any of our other products, or any product candidate approved by the FDA in the future. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given effects of the COVID-19 pandemic, as well as the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, ONGENTYS, or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
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
Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of INGREZZA, ONGENTYS, or any of our other products, or our future products and our ability to develop and deliver products on a timely and competitive basis.
We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA, ONGENTYS, or any of our other products, could materially and adversely affect our ability to successfully commercialize INGREZZA, ONGENTYS, or any of our other products.
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
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, with respect to the FDA’s approval of INGREZZA for tardive dyskinesia in April 2017, we are subject to certain post-marketing requirements and commitments. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with Good Clinical Practices for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
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
As of December 31, 2022, the conditional conversion feature of the 2024 Notes had been triggered, allowing holders of 2024 Notes to convert their 2024 Notes at any time during the period beginning on January 1, 2023 and ending at the close of business on March 31, 2023. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods, and as a result, it is possible that holders of 2024 Notes will continue to be entitled to convert their 2024 Notes at any time during specified periods at their option. If one or more of the holders of the 2024 Notes elects to convert their 2024 Notes, we would be required to settle the principal amount of our conversion obligation in cash, which could adversely affect our liquidity.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of December 31, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs.

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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of December 31, 2022, we had an accumulated deficit of $406.8 million as a result of historical operating losses.
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
In addition, new income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, Tax Cut and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the United States tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes may be limited.
Our net operating loss, or NOL, carryforwards generated in tax years beginning on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable United States tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Based on completed Section 382 analysis done, we do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each such place. Nevertheless, our effective tax rate may be different than experienced in the past due to numerous factors, including the impact of stock-based compensation, changes in the mix of our profitability from jurisdiction to jurisdiction, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $72 per share to approximately $129 per share.

The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and our other products;
•the status and cost of our post-marketing commitments for INGREZZA;
•the results of our clinical trials;
•reports of safety issues related to INGREZZA, ONGENTYS, ORILISSA, ORIAHNN, DYSVAL, or any of our other products;
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 89% of our total product revenue for the twelve months ended December 31, 2022 and approximately 95% of our accounts receivable balance as of December 31, 2022. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.

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
Our future capital requirements will depend on many factors, including:
•the commercial success of INGREZZA, ONGENTYS, ORILISSA, ORIAHNN, DYSVAL, and/or any of our other products;
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of December 31, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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
Enacted health care reform measures and other recent legislative initiatives could adversely affect our business.
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, comprehensive health care reform legislation has been enacted by the Federal government to implement government control over the pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is also subject to government control. Additionally, other federal and state legislation impose obligations on manufacturers of pharmaceutical products, among others, related to disclosure of new drug products introduced to the market and increases in drug prices above a specified threshold.
For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things, (1) directs the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost to $2,000 through a newly established manufacturer discount program. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.
While the IRA targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we have qualified for the small biotech manufacturer exemption that is set to expire in 2029. However, the qualification for this exemption is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exemption or the potential loss of this exemption, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.

Prior to the IRA’s enactment, the most significant recent federal legislation impacting the pharmaceutical industry occurred in March 2010. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, was signed into law, which was intended to broaden access to health insurance and reduce the number of uninsured individuals, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.
Other legislative changes have been adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect until 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequestration. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of these cost containment measures may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs, particularly since the majority of our current revenue is derived from federal healthcare programs, including Medicare and Medicaid.
Proposed health care reform measures and other prospective legislative initiatives could adversely affect our business.
The United States and some foreign jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. The business and financial condition of pharmaceutical and biotechnology companies may be affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that there will continue to be a number of federal and state proposals to implement government control over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals.
The heightened governmental scrutiny over pharmaceutical pricing practices has resulted in several Congressional hearings and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

We are currently unable to predict what other additional legislation or regulation, if any, relating to the health care industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.
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
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its (HITECH) implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware attacks, social engineering attacks, supply-chain attacks, and other cyber-attacks. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, as well as our ability to conduct clinical trials. Ransomware attacks are also becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, if the COVID-19 pandemic requires us to reinstate a remote workforce model, our information technology systems and data will be at increased risk as more of our employees work from home, utilizing network connections outside our premises.
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

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business, including clinical trial sites and investigators, contractors, manufacturers, suppliers and consultants. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers or CROs experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Although to our knowledge we, or the third parties upon who we rely, have not experienced any material incident or disruption to date, we and our vendors have been the target of cybersecurity incidents of this nature and expect them to continue. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events.
If we (or a third party upon whom we rely) experience a security breach or are perceived to have experienced a security breach, we may experience adverse consequences. Such consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm (including but not limited to damage to our patient, partner, or employee relationships); monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of security breaches or incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
Our contracts, with for example third parties or CROs, may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We also cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.
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
In the ordinary course of our business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) confidential and sensitive information, including personal data, proprietary and confidential business data, trade secrets, intellectual property, data we collect about clinical trial participants in connection with clinical trials, and sensitive third-party data, on our networks and in our data centers. We are subject to numerous federal, state, local and foreign laws, orders, codes, regulations and regulatory guidance regarding privacy, data protection, information security and the processing of personal information (including clinical trial data), the number and scope of which are expanding, changing, subject to differing applications and interpretations, and may be inconsistent among jurisdictions. Our data processing activities may also subject us to other data privacy and security obligations, such as industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of data by us and by third parties on our behalf.
Laws regarding privacy, data protection, information security and the processing of personal data are becoming increasingly common in the United States at both the federal and state level. For example, the California Consumer Privacy Act, or CCPA, which went into effect in 2020, imposes obligations on businesses to which it applies. These obligations include, without limitation, providing specific disclosures in privacy notices, affording California residents certain rights related to their personal data, and requiring businesses subject to the CCPA to implement certain measures to effectuate California residents’ personal data rights. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, the California Privacy Rights Act of 2020, or the CPRA, which became effective January 1, 2023, expands the CCPA by establishing a new California Privacy Protection Agency to implement and enforce the CCPA (as amended), which could increase the risk of an enforcement action. Other states have also enacted data privacy laws. For example, Virginia passed its Consumer Data Protection Act, Colorado passed the Colorado Privacy Act, and Utah passed the Utah Consumer Privacy Act, all of which become effective in 2023. Similar laws are being considered in several other states, as well as at the federal and local levels. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information.
Laws in Europe regarding privacy, data protection, information security and the processing of personal data have also been significantly reformed and continue to undergo reform. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, and the United Kingdom’s GDPR, or the UK GDPR, impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area, or EEA, and the United Kingdom, or the UK. The EU GDPR and the UK GDPR enhance data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The EU GDPR and the UK GDPR impose substantial fines for breaches of data protection requirements. For example, under the EU GDPR, such fines can be up to four percent of global revenue or 20 million euros, whichever is greater, and also allow for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The EU GDPR, the UK GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as EU regulations governing clinical trial data and other healthcare data, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
We may be subject to additional foreign data laws. For example, in Canada, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (“CASL”), may apply to our operations. As another example, the General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018) may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. We also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, absent appropriate safeguards or other circumstances, the EU GDPR may restrict the transfer of personal data to countries outside of the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal data protection. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If we cannot implement a valid compliance mechanism for cross-border personal data transfers, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the United States may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws.
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

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, litigation, additional reporting requirements and/or oversight, bans on processing personal data, imprisonment of company officials, and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, financial condition or results of operations.
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
On February 8, 2022, we entered into a lease agreement for a four-building campus facility consisting of up to approximately 535,000 gross square feet, to be constructed in San Diego, California, pursuant to which we also secured a six-year option for the construction of a fifth building consisting of up to approximately 121,000 gross square feet and an option to purchase the entire campus facility, which will consist of office space and research and development laboratories, in the future. Upon completion of construction, we expect to utilize the campus facility as our new corporate headquarters and expect to begin subleasing our existing leased facilities.

Item 3. Legal Proceedings
During 2021 and 2022, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., (iv) Sandoz Inc. and (v) Zydus Pharmaceuticals (USA) Inc. that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by the manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the United States District Court for the District of Delaware during 2021 and 2022, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed) and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed). Sandoz Inc. has been joined in the cases against Crystal Pharmaceutical (Suzhou) Co., Ltd. and Crystal Pharmatech Co., Ltd. These cases have been consolidated in the United States District Court for the District of Delaware and the trial is currently scheduled for January 2, 2024.
We also filed suit in the United States District Court for the District of New Jersey during 2021 and 2022 against Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC and these cases were dismissed in favor of continued prosecution of the Delaware proceedings against the same entities.
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
As of January 31, 2023, there were approximately 44 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities and we did not repurchase any of our equity securities during 2022.
Stock Performance Graph and Cumulative Total Return*
The following graph presents the cumulative total stockholder return assuming the investment of $100 on December 31, 2017 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

$250
$225
$200
$175
$150
$125
$100
$75
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
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
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neurological, neuroendocrine and neuropsychiatric disorders. The Company’s diverse portfolio includes United States Food and Drug Administration, or FDA, approved treatments for tardive dyskinesia, Parkinson’s disease, endometriosis* and uterine fibroids* and a diversified portfolio of advanced clinical-stage programs in multiple therapeutic areas. For three decades, we have applied our unique insight into neuroscience and the interconnections between brain and body systems to treat complex conditions and we will continue to relentlessly pursue medicines to ease the burden of debilitating diseases and disorders. (*in collaboration with AbbVie Inc., or AbbVie)
We launched INGREZZA® (valbenazine) in the United States in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia and launched ONGENTYS® (opicapone) in the United States in September 2020 as an FDA-approved add-on treatment for levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations. INGREZZA net product sales represent nearly all of our total net product sales.
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
Business Highlights
•INGREZZA net product sales for 2022 increased $345.9 million, or 32.0%, to $1.4 billion, driven by increased new patient starts and increased total prescriptions on higher customer demand and increased commercial activities, including continued investment in our branded direct-to-consumer INGREZZA advertising campaign launched in May 2021 and deployment of our expanded sales force in April 2022.
•Total debt outstanding decreased by $210.8 million to $170.4 million following our repurchase of approximately 55% of total debt outstanding in the second quarter of 2022. The total aggregate repurchase price of $279.0 million was paid in cash and resulted in the recognition of a $70.0 million loss on extinguishment.
•On November 1, 2022, we acquired Diurnal in an all-cash transaction, for an aggregate value of $55.2 million to accelerate the establishment of our clinical development and commercial capabilities in the United Kingdom to the benefit of patient communities and other stakeholders.

•On January 8, 2023, we entered into a new strategic collaboration with Voyager Therapeutics, Inc., or Voyager, under which we agreed to pay Voyager $175 million upfront, including a $39 million equity investment, to acquire the worldwide rights to Voyager’s GBA1 gene therapy program for Parkinson’s disease and other GBA1-mediated diseases and three gene therapy programs directed to rare central nervous system targets, each enabled by Voyager’s next-generation TRACERTM capsids. The effectiveness of the collaboration agreement and the closing of the sale and issuance of Voyager common stock are expected to be completed before the end of the first quarter of 2023 and are subject to certain conditions including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.
Pipeline Highlights
•In December 2022, the FDA accepted our supplemental new drug application, or sNDA, for valbenazine for the treatment of chorea associated with Huntington disease. The agency set a Prescription Drug User Fee Act target action date of August 20, 2023.
•In 2022, we initiated a second Phase III clinical study of valbenazine as adjunctive treatment in patients with schizophrenia who have had an inadequate response to antipsychotics and a Phase II clinical study of NBI-1117568 in patients with schizophrenia who are experiencing an acute exacerbation or relapse of symptoms.
•In December 2022, we announced our Phase II study of NBI-827104 in EE-CSWS did not meet specified endpoints. We continue to analyze the complete dataset from this study to determine next steps in the further development of NBI-827104.
•In August 2022, we announced the Phase IIa study of NBI-827104 in essential tremor did not meet specified endpoints. Based on the totality of data from the Phase IIa study, at this time, we do not plan to proceed further with the clinical development of NBI-827104 in essential tremor.
•We recently completed enrollment in our adult and pediatric registrational studies of crinecerfont to treat congenital adrenal hyperplasia with top-line data expected for each study in the second half of 2023.
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
The extent to which COVID-19 may impact our financial condition and results of operations remains uncertain and is dependent on numerous evolving factors, including the measures being taken by authorities to mitigate against the spread of COVID-19, the emergence of new variants and the availability and successful administration of effective vaccines. For more information on the risks and uncertainties associated with the evolving effects of COVID-19 on our business, our ability to generate sales of and revenues from our approved products and our clinical development and regulatory efforts, refer to Part I Item 1A. Risk Factors.
Russia/Ukraine Conflict.
In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities for valbenazine and luvadaxistat in Russia and Ukraine.
The duration and impact of the conflict between Russia and Ukraine is highly unpredictable and the extent to which the conflict may impact certain of our clinical development and regulatory efforts remains uncertain. For more information on the risks and uncertainties associated with the evolving effects of the conflict between Russia and Ukraine on our business and certain of our clinical development and regulatory efforts, refer to Part I Item 1A. Risk Factors.

Inflation Reduction Act.
In August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things, (1) directs the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing. While the IRA targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we have qualified for the small biotech manufacturer exemption that is set to expire in 2029. However, the qualification for this exemption is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exemption or the potential loss of this exemption, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business. For more information on the risks and uncertainties associated with the evolving effects of the IRA on our business, refer to Part I Item 1A. Risk Factors.
Results of Operations
Revenues
Net Product Sales by Sales Product.

	Year Ended December 31,
(in millions)	2022	2021	2020
INGREZZA	$1,427.8	$1,081.9	$993.1
ONGENTYS and other	13.1	8.2	1.0
Total net product sales	$1,440.9	$1,090.1	$994.1
The increases in total net product sales from 2020 to 2021 and from 2021 to 2022 primarily reflected increased INGREZZA net product sales driven by increased new patient starts and increased total prescriptions on higher customer demand and increased commercial activities.
Collaboration Revenues by Category.

	Year Ended December 31,
(in millions)	2022	2021	2020
Royalties	$22.3	$22.3	$19.2
Milestones	20.0	15.0	30.0
Collaboration and other	5.5	6.1	2.6
Total collaboration revenue	$47.8	$43.4	$51.8
For 2022, total collaboration revenue primarily reflected the achievement of a $20.0 million milestone in connection with MTPC's first commercial sale of DYSVAL in Japan in June 2022 and royalties earned on AbbVie net sales of elagolix.
For 2021, total collaboration revenue primarily reflected the achievement of a $15.0 million milestone in connection with MTPC's marketing authorization application submission for valbenazine for the treatment of tardive dyskinesia in Japan and royalties earned on AbbVie net sales of elagolix.
For 2020, total collaboration revenue primarily reflected the achievement of a $30.0 million milestone in connection with AbbVie’s receipt of FDA approval of ORIAHNN for uterine fibroids and royalties earned on AbbVie net sales of elagolix.

Operating Expenses
Cost of Revenues.

	Year Ended December 31,
(in millions)	2022	2021	2020
Cost of revenues	$23.2	$14.3	$10.1
The increases in cost of revenues from 2020 to 2021 and from 2021 to 2022 primarily reflected increased INGREZZA net product sales driven by increased new patient starts and increased total prescriptions on higher customer demand and increased commercial activities.
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

	Year Ended December 31,
(in millions)	2022	2021	2020
Late stage	$68.7	$55.7	$55.1
Early stage	81.1	43.9	30.2
Research and discovery	63.7	50.5	43.3
Milestones	42.7	5.4	20.0
Payroll and benefits	163.8	129.1	95.4
Facilities and other	43.8	43.5	31.0
Research and development	$463.8	$328.1	$275.0
Late Stage. Consists of costs incurred for product candidates in Phase II registrational studies and all subsequent activities.
For 2022 compared to 2021, the increase in late stage expenses primarily reflected continued investment in our Phase III programs for crinecerfont in CAH and valbenazine in schizophrenia.
For 2021 compared to 2020, the increase in late stage expenses primarily reflected continued investment in Phase III programs for crinecerfont in CAH and valbenazine in Huntington disease and initiation of a Phase III program for valbenazine in schizophrenia, partially offset by lower spend due to our termination of the NBIb-1817 program in Parkinson’s disease, which became effective in August 2021.
Early Stage. Consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
For 2022 compared to 2021, the increase in early stage expenses primarily reflected continued investment in our Phase II programs for NBI-921352 in epilepsy, luvadaxistat in schizophrenia, and NBI-1065845 and NBI-1065846 in major depressive disorder, and initiation of a Phase II program for NBI-1117568 in schizophrenia.
For 2021 compared to 2020, the increase in early stage expenses primarily reflected continued enrollment in our Phase II programs for NBI-827104 in EE-CSWS and essential tremor and initiation of Phase II programs for NBI-921352 in focal onset seizures and SCN8A-DEE.

Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
For 2022 compared to 2021, the increase in research and discovery expenses reflected continued investment in our preclinical development programs, including psychiatry, epilepsy and gene therapy programs.
For 2021 compared to 2020, the increase in research and discovery expenses primarily reflected a full year of investment in certain of our in-licensed preclinical psychiatry and epilepsy programs, partially offset by lower spend on our preclinical gene therapy programs.
Milestones. Consist of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.
In 2022, we recognized milestone expenses of $30.0 million in connection with the FDA's acceptance of our investigational new drug application for NBI-1117568 in schizophrenia, $7.3 million in connection with the FDA's acceptance of our amended KAYAKTM study protocol, and $5.0 million in connection with the approval of our clinical trial application for NBI-1070770 in major depressive disorder.
In 2021, we recognized milestone expense of $5.4 million in connection with the European Union’s approval of our clinical trial application for NBI-921352 in epilepsy.
In 2020, we recognized milestone expense of $20.0 million in connection with the FDA’s approval of ONGENTYS for Parkinson’s disease.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
For 2022 compared to 2021, the change in payroll and benefits expenses primarily reflected higher headcount, including an increase of $9.3 million in non-cash stock-based compensation expense driven by an August 2021 equity grant of approximately 0.5 million restricted stock units to our full-time employees other than our executive officers, which are vesting over a two-year period, and performance-based restricted stock units to our executive officers for which attainment of the performance-based criteria was achieved in 2022.
For 2021 compared to 2020, the change in payroll and benefits expenses primarily reflected higher headcount, including an increase of $14.7 million in non-cash stock-based compensation expense partially driven by a $6.4 million charge related to the modification of certain stock-based awards.
Facilities and Other. Consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
Acquired In-Process Research and Development, or IPR&D.

	Year Ended December 31,
(in millions)	2022	2021	2020
Acquired in-process research and development	$—	$105.3	$164.5
In 2021, we recognized $100.3 million of IPR&D expense in connection with our payment of the upfront fee pursuant to our collaboration with Heptares Therapeutics Limited.
In 2020, we recognized $46.0 million and $118.5 million, respectively, of IPR&D expenses in connection with our payments of the upfront fees pursuant to our collaborations with Idorsia Pharmaceuticals Ltd. and Takeda Pharmaceutical Limited.

Selling, General and Administrative, or SG&A.

	Year Ended December 31,
(in millions)	2022	2021	2020
Selling, general and administrative	$752.7	$583.3	$433.3
For 2022 compared to 2021, the increase in SG&A expenses was primarily driven by continued investment in our commercial initiatives, including our branded direct-to-consumer INGREZZA advertising campaign launched in May 2021 and deployment of our expanded sales force in April 2022, reflecting increased payroll and benefits expenses on higher headcount, including an increase of $29.6 million in non-cash stock-based compensation expense partially driven by an August 2021 equity grant of approximately 0.5 million restricted stock units to our full-time employees other than our executive officers, which are vesting over a two-year period, and performance-based restricted stock units to our executive officers for which attainment of the performance-based criteria was achieved in 2022.
For 2021 compared to 2020, the increase in SG&A expenses primarily reflected increased investment in support of our commercial initiatives, including the launch of our branded direct-to-consumer INGREZZA advertising campaign in May 2021, and increased payroll and benefits expenses on higher headcount, including an increase of $19.5 million in non-cash stock-based compensation expense.
Other Expense, Net.

	Year Ended December 31,
(in millions)	2022	2021	2020
Interest expense	$(7.1)	$(25.8)	$(32.8)
Unrealized gain (loss) on equity securities	30.8	20.9	(17.7)
Loss on extinguishment of convertible senior notes	(70.0)	—	(18.4)
Investment income and other, net	11.2	3.8	12.6
Total other expense, net	$(35.1)	$(1.1)	$(56.3)
For 2022 compared to 2021, the change in other expense, net, primarily reflected a debt extinguishment charge of $70.0 million in connection with the repurchase of our convertible senior notes in the second quarter of 2022, periodic fluctuations in the fair values of our equity security investments, decreased interest expense on lower total debt outstanding and the adoption of ASU 2020-06 on January 1, 2022, and higher yields on our debt security investments.
For 2021 compared to 2020, the change in other expense, net, primarily reflected periodic fluctuations in the fair values of our equity security investments, lower yields on our debt security investments, and a non-recurring debt extinguishment charge of $18.4 million in connection with the repurchase of our convertible senior notes in the fourth quarter of 2020.
Provision for (Benefit from) Income Taxes.

	Year Ended December 31,
(in millions)	2022	2021	2020
Provision for (benefit from) income taxes	$59.4	$11.8	$(300.6)
For 2022, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of our convertible senior notes in the second quarter of 2022. In addition, all federal net operating loss carry forwards have been fully utilized and we began making federal estimated tax payments in 2022.
For 2021, the effective tax rate varied from the federal and state statutory rates primarily due to excess tax benefits associated with stock-based compensation and credits generated for research activities. In the first quarter of 2021, we began recording a provision for income taxes using an effective tax rate that approximated federal and state statutory rates. Due to our ability to offset any pre-tax income against federal net operating losses, no federal cash tax was paid in 2021.

For 2020, the benefit from income taxes reflected a $296.3 million benefit associated with the release of substantially all of our valuation allowance against our deferred tax assets on December 31, 2020. The effective tax rate for 2020 varied from the statutory rate primarily due to changes in our valuation allowance, net of other permanent book/tax differences, tax credits generated and impacts of changes in tax laws.
Net Income.

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income	$154.5	$89.6	$407.3
For 2022 compared to 2021, the change in net income primarily reflected increased INGREZZA net product sales, lower upfront payments for asset acquisitions, continued investment in our commercial initiatives and expanded clinical portfolio, and a debt extinguishment charge of $70.0 million in connection with the repurchase of our convertible senior notes in the second quarter of 2022.
For 2021 compared to 2020, the change in net income primarily reflected increased INGREZZA net product sales driven by increased total prescriptions, decreased milestone expenses in connection with certain of our collaborative arrangements, lower upfront payments for asset acquisitions, a non-recurring debt extinguishment charge of $18.4 million in connection with the repurchase of our convertible senior notes in the fourth quarter of 2020, increased investment in our commercial initiatives and expanded clinical portfolio, and a non-recurring benefit of $296.3 million in 2020 resulting from the release of substantially all of our valuation allowance against our deferred tax assets on December 31, 2020.
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
Information Regarding Our Financial Condition.

	December 31,
(in millions)	2022	2021
Total cash, cash equivalents and marketable securities	$1,288.7	$1,272.0
Working Capital:
Total current assets	$1,453.5	$972.8
Less total current liabilities	537.7	245.8
Total working capital	$915.8	$727.0

Information Regarding Our Cash Flows.

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities	$339.4	$256.5	$228.5
Cash flows from investing activities	(177.1)	(130.2)	4.1
Cash flows from financing activities	(234.3)	27.4	(157.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	—	—
Change in cash, cash equivalents and restricted cash	$(73.3)	$153.7	$74.8
Cash Flows from Operating Activities.
For 2022 compared to 2021, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales, lower upfront payments for asset acquisitions, and continued investment in our commercial initiatives and expanded clinical portfolio. In addition, we experienced an increase in accounts receivable driven by increased INGREZZA net product sales on extended customer payment terms attributed to the expansion of our distribution network at the end of 2021 and an increase in accrued liabilities driven by increased revenue-related reserves for discounts and allowances on higher INGREZZA net product sales and the timing of payments.
For 2021 compared to 2020, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales, lower upfront payments for asset acquisitions, lower milestone payments in connection with certain of our collaborative arrangements, and increased investment in our commercial initiatives and expanded clinical portfolio.
Cash Flows from Investing Activities.
For 2022 compared to 2021, the change in cash flows from investing activities primarily reflected our acquisition of Diurnal in November 2022 for $42.7 million in cash, which is net of cash acquired, timing differences in the purchases, sales, and maturities of our marketable security investments, and a $7.7 million equity investment in Xenon associated with the FDA’s acceptance of our amended KAYAKTM study protocol.
For 2021 compared to 2020, the change in cash flows from investing activities primarily reflected timing differences in the purchases, sales, and maturities of our marketable security investments and a $4.6 million equity investment in Xenon associated with the European Union’s approval of our clinical trial application for NBI-921352 in focal onset seizures.
Cash Flows from Financing Activities.
For 2022 compared to 2021, the change in cash flows from financing activities primarily reflected the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash in the second quarter of 2022 and increased proceeds from issuances of our common stock under benefit plans.
For 2021 compared to 2020, the change in cash flows from financing activities primarily reflected the non-recurring repurchase of $136.2 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $186.9 million in cash in the fourth quarter of 2020.

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
On November 1, 2022, we acquired Diurnal in an all-cash transaction, for an aggregate value of $55.2 million to accelerate the establishment of our clinical development and commercial capabilities in the United Kingdom to the benefit of patient communities and other stakeholders. Refer to Note 3 to the consolidated financial statements for more information on our acquisition of Diurnal.
On January 8, 2023, we entered into a new strategic collaboration with Voyager, under which we agreed to pay Voyager $175 million upfront, including a $39 million equity investment, to acquire the worldwide rights to Voyager’s GBA1 gene therapy program for Parkinson’s disease and other GBA1-mediated diseases and three gene therapy programs directed to rare central nervous system targets, each enabled by Voyager’s next-generation TRACERTM capsids. The effectiveness of the collaboration agreement and the closing of the sale and issuance of Voyager common stock are expected to be completed prior to the end of the first quarter of 2023 and are subject to certain conditions including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. In the fourth quarter of 2020 and second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million and $210.8 million, respectively, aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million and $279.0 million, respectively, in cash. As of December 31, 2022, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.
At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. Further, as the conditional conversion feature of the 2024 Notes was triggered as of December 31, 2022, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on January 1, 2023, and ending at the close of business on March 31, 2023. With respect to the 2024 Notes, unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $3.8 million in 2023 and $1.9 million in 2024 and pay the aggregate principal amount outstanding of $170.4 million upon maturity of the 2024 Notes.
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
Refer to Note 6 to the consolidated financial statements for more information on the 2024 Notes.
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
Refer to Note 12 to the consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon financial statements that we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosures. On an on-going basis, we evaluate these estimates, including those related to revenue recognition. Estimates are based on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Historically, revisions to our estimates have not resulted in a material change to the financial statements.
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
Income Taxes. Our income tax provision is computed under the asset and liability method. Significant estimates are required in determining our income tax provision. Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal. On December 31, 2020, based on our evaluation of various factors, such as our achievement of a cumulative three-year income position as of December 31, 2020, as well as our consideration of forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration, we released substantially all of our valuation allowance against our deferred tax assets and recorded a corresponding income tax benefit. We continue to maintain a valuation allowance against our California state deferred tax assets.
Additional Information
Refer to Note 1 to the consolidated financial statements for information on accounting pronouncements that have impacted or are expected to materially impact our consolidated financial condition, results of operations, or cash flows.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high-quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum average maturity of our investments does not exceed 12 months. If a 1% change in interest rates were to have occurred on December 31, 2022, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

Item 8. Financial Statements and Supplementary Data
NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2023 expressed an unqualified opinion thereon.
Adoption of ASU No. 2020-06
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments as a result of the adoption of Accounting Standards Update (ASU) No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), effective January 1, 2022.
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

Auditing the estimates of government rebates was complex and judgmental due to the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate, for product that remains in the distribution channel at December 31, 2022, the portion of product that is expected to be subject to a government rebate and the applicable contractual government rebate percentage by payor type underlying the revenue and the applicable rebate amount applicable for the payor type.

How We Addressed the Matter in Our Audit
We tested the Company’s internal controls over management’s process for estimating the portion of product that is expected to be subject to a government rebate for product that remains in the distribution channel at December 31, 2022. This included controls over management’s review of significant assumptions and other inputs into the estimation of government rebates including the accuracy of data used in the calculation.

To test management’s estimate of government rebate reserves our audit procedures included, among others, evaluating the methodologies used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, we compared the significant assumptions to third-party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2022. In addition, we compared the underlying government rebate percentages used in the Company’s analyses to those published by the applicable government entity. We assessed the historical accuracy of management’s rebate estimates, tested payments of rebates and performed a sensitivity analysis of significant assumptions to evaluate the changes in the rebate allowance that would result from changes in the assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
San Diego, California
February 9, 2023

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$262.9	$340.8
Debt securities available-for-sale	726.4	370.5
Accounts receivable	350.0	185.5
Inventories	35.1	30.5
Other current assets	79.1	45.5
Total current assets	1,453.5	972.8
Deferred tax assets	305.9	315.1
Debt securities available-for-sale	299.4	560.7
Right-of-use assets	87.0	97.2
Equity securities	102.1	63.7
Property and equipment, net	58.6	58.6
Intangible assets, net	37.2	—
Other assets	25.0	4.4
Total assets	$2,368.7	$2,072.5

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$347.6	$225.8
Convertible senior notes	169.4	—
Other current liabilities	20.7	20.0
Total current liabilities	537.7	245.8
Convertible senior notes	—	335.1
Noncurrent operating lease liabilities	93.5	105.3
Other long-term liabilities	29.7	12.3
Total liabilities	660.9	698.5

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; 96.5 million and 94.9 million shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,122.4	2,011.4
Accumulated other comprehensive loss	(7.9)	(1.7)
Accumulated deficit	(406.8)	(635.8)
Total stockholders’ equity	1,707.8	1,374.0
Total liabilities and stockholders’ equity	$2,368.7	$2,072.5
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS INCOME
AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Revenues:
Product sales, net	$1,440.9	$1,090.1	$994.1
Collaboration revenue	47.8	43.4	51.8
Total revenues	1,488.7	1,133.5	1,045.9
Operating expenses:
Cost of revenues	23.2	14.3	10.1
Research and development	463.8	328.1	275.0
Acquired in-process research and development	—	105.3	164.5
Selling, general and administrative	752.7	583.3	433.3
Total operating expenses	1,239.7	1,031.0	882.9
Operating income	249.0	102.5	163.0
Other (expense) income:
Interest expense	(7.1)	(25.8)	(32.8)
Unrealized gain (loss) on equity securities	30.8	20.9	(17.7)
Loss on extinguishment of convertible senior notes	(70.0)	—	(18.4)
Investment income and other, net	11.2	3.8	12.6
Total other expense, net	(35.1)	(1.1)	(56.3)
Income before provision for (benefit from) income taxes	213.9	101.4	106.7
Provision for (benefit from) income taxes	59.4	11.8	(300.6)
Net income	154.5	89.6	407.3
Foreign currency translation adjustments	2.9	—	—
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(9.1)	(3.5)	0.4
Comprehensive income	$148.3	$86.1	$407.7
Earnings per share, basic	$1.61	$0.95	$4.38
Earnings per share, diluted	$1.56	$0.92	$4.16
Weighted average common shares outstanding, basic	95.8	94.6	93.1
Weighted average common shares outstanding, diluted	98.9	97.9	97.8
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in millions)	Shares	$
Balances at December 31, 2019	92.3	$0.1	$1,768.1	$1.4	$(1,132.7)	$636.9
Net income	—	—	—	—	407.3	407.3
Other comprehensive income, net of tax	—	—	—	0.4	—	0.4
Stock-based compensation expense	—	—	100.0	—	—	100.0
Equity component of repurchased convertible senior notes, net	—	—	(47.5)	—	—	(47.5)
Issuances of common stock under stock plans	1.2	—	29.1	—	—	29.1
Balances at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	89.6	89.6
Other comprehensive loss, net of tax	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	134.2	—	—	134.2
Issuances of common stock under stock plans	1.4	—	27.5	—	—	27.5
Balances at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	154.5	154.5
Other comprehensive loss, net of tax	—	—	—	(6.2)	—	(6.2)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	173.1	—	—	173.1
Issuances of common stock under stock plans	1.6	—	44.7	—	—	44.7
Balances at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$154.5	$89.6	$407.3
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	173.1	134.2	100.0
Depreciation	15.1	10.9	8.6
Amortization of debt discount	—	16.2	20.0
Amortization of debt issuance costs	1.2	1.1	1.4
Amortization of intangible assets	0.5	—	—
Change in fair value of equity securities	(30.8)	(20.9)	17.7
Deferred income taxes	19.1	4.3	(310.7)
Loss on extinguishment of convertible senior notes	70.0	—	18.4
Other	4.1	4.4	3.7
Changes in operating assets and liabilities:
Accounts receivable	(162.2)	(28.4)	(30.5)
Inventories	(2.6)	(2.5)	(10.7)
Accounts payable and accrued liabilities	114.6	56.8	26.9
Other assets and liabilities, net	(17.2)	(9.2)	(23.6)
Cash flows from operating activities	339.4	256.5	228.5

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(621.2)	(800.1)	(735.5)
Sales and maturities of debt securities available-for-sale	511.0	697.9	750.5
Acquisition of business, net of cash acquired	(42.7)	—	—
Purchases of equity securities	(7.7)	(4.6)	—
Capital expenditures	(16.5)	(23.4)	(10.9)
Cash flows from investing activities	(177.1)	(130.2)	4.1

Cash flows from financing activities:
Issuances of common stock under benefit plans	44.7	27.5	29.1
Repurchases of convertible senior notes	(279.0)	(0.1)	(186.9)
Cash flows from financing activities	(234.3)	27.4	(157.8)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	—	—
Change in cash and cash equivalents and restricted cash	(73.3)	153.7	74.8
Cash and cash equivalents and restricted cash at beginning of period	344.0	190.3	115.5
Cash and cash equivalents and restricted cash at end of period	$270.7	$344.0	$190.3

Supplemental Disclosure:
Non-cash capital expenditures	$0.7	$1.9	$1.4
Right-of-use assets acquired through operating leases	$—	$23.4	$12.8
Cash paid for interest	$6.6	$8.6	$11.6
Cash paid for income taxes	$14.4	$5.1	$15.3
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Business. Neurocrine Biosciences, Inc. and its subsidiaries, or Neurocrine Biosciences, the Company, we, our or us, is a neuroscience-focused biopharmaceutical company focused on discovering, developing and delivering innovative therapies to help ease the burden of debilitating disorders and diseases.
We operate in a single business segment, which includes all activities related to the research, development and commercialization of pharmaceuticals for the treatment of neurological, neuroendocrine and neuropsychiatric disorders.
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
Accounts Receivable. Accounts receivable are recorded net of customer allowances for prompt payment discounts, chargebacks, and any allowance for credit losses. Our estimate for the allowance for credit losses, which has not been significant to date, is determined based on existing contractual payment terms, actual payment patterns of our customers, and individual customer circumstances.
Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, disruption associated with the current COVID-19 pandemic, or other customer-specific factors. It is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables as customers’ cash flows are impacted by their response to the COVID-19 pandemic.
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

Accrued interest receivables on debt securities available-for-sale were $4.7 million and $2.2 million, respectively, as of December 31, 2022 and 2021. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during 2022, 2021 or 2020.
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
Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of 3 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation expense was $15.1 million for 2022, $10.9 million for 2021 and $8.6 million for 2020.
Business Combinations. Under the acquisition method of accounting, we allocate the fair value of the total consideration transferred to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. These valuations require us to make estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill. In addition, costs that we incur to complete the business combination, such as legal and other professional fees, are expensed as selling, general and administrative when incurred.

Goodwill, Intangible Assets and Other Long-Lived Assets. Assets acquired, including intangible assets and in-process research and development, or IPR&D, and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
Goodwill and IPR&D are not amortized; however, they are reviewed for impairment at least annually, as of October 1, and more frequently if an event occurs indicating the potential for impairment. Goodwill and IPR&D are considered to be impaired if the carrying value of the reporting unit or IPR&D asset exceeds its respective fair value.
We perform our goodwill impairment analysis at the reporting unit level, which aligns with our reporting structure and availability of discrete financial information. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and our overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to compare the estimated fair value of the reporting unit with the carrying value, including goodwill. If the carrying amount of the reporting unit exceed the fair value, we record an impairment loss based on the difference. We may elect to bypass the qualitative assessment in a period and proceed to perform the quantitative goodwill impairment test.
Our identifiable intangible assets with a finite life are typically comprised of acquired product rights. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives.
We perform regular reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to the net book value, significant changes in the ability of a particular asset to generate positive cash flows for our strategic business objectives, and the pattern of utilization of a particular asset.
Foreign currency. Assets and liabilities are translated into the reporting currency using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the period, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.
Revenue Recognition. We recognize revenue when the customer obtains control of promised goods or services in an amount that reflects the consideration which we expect to receive in exchange for such goods or services. Revenue is recognized using a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Net Product Sales. In the United States, we sell INGREZZA® (valbenazine) primarily to specialty pharmacy providers and distributors and ONGENTYS® (opicapone) primarily to wholesale distributors. We recognize net product sales when the customer obtains control of our product, which occurs at a point in time, typically upon delivery of our product to the customer.
Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, payors, and other third parties. Such estimates are based on information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the reporting period), as supplemented by management’s judgement. Our process for estimating reserves established for these variable consideration components does not differ materially from historical practices. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment.
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
Government Rebates. We are obligated to pay rebates for mandated discounts under the Medicaid Drug Rebate Program. The liability for such rebates consists of invoices received for claims from prior quarters that remain unpaid, or for which an invoice has not been received, and estimated rebates for the current applicable reporting period. Such estimates are based on actual historical rebates by state, estimated payor mix, state and federal regulations, and relevant contractual terms, as supplemented by management’s judgement. Our rebate accrual calculations require us to project the magnitude of our sales that will be subject to these rebates. There is a significant time-lag in our receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated rebates are recorded as a reduction of revenue in the period the related sale is recognized. To date, actual government rebates have not differed materially from our estimates.
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
Payor and Pharmacy Rebates. We are obligated to pay rebates as a percentage of sales under payor and pharmacy contracts. We estimate these rebates based on actual historical rebates, contractual rebate percentages, sales made through the payor channel, and purchases made by pharmacies. To date, actual payor and pharmacy rebates have not differed materially from our estimates.
Patient Financial Assistance. To help patients afford our products, we offer free trial vouchers to qualifying new patients and financial assistance to qualified patients with prescription drug copay requirements. We accrue for patient financial assistance based on estimated claims and the cost per claim we expect to receive in connection with inventory that remains in the distribution channel at period end. To date, actual patient financial assistance has not differed materially from our estimates.
Distributor and Other Fees. In connection with the sales of our products, we pay distributor and other fees, which are generally recorded as a reduction of revenue, to certain customers that provide us with inventory management, data, and/or distribution services. Costs associated with such services are expensed as selling, general and administrative to the extent we can demonstrate a separable benefit and fair value for such services. To date, actual distributor and other fees have not differed materially from our estimates.

Product Returns. We offer our customers product return rights primarily limited to errors in shipment, damaged product, and expiring product, provided it is within a specified period of the product expiration date, as set forth in the associated distribution agreement. Where actual returns history is not available, we estimate a returns allowance based on benchmarking data for similar products and industry experience. Such estimates are recorded as a reduction of revenue in the period the related sale is recognized. Once product is returned, it is destroyed. To date, actual product returns have not differed materially from our estimates.
Collaboration Revenues. We have entered into collaboration and license agreements under which we out-license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us for one or more of the following: non-refundable, up-front license fees; development, regulatory, and/or commercial milestone payments; and royalties on net sales of the out-licensed products.
Licenses of Intellectual Property. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use, and benefit from, the license. For licenses that are bundled with other promises, we assess the nature of the combined performance obligation to determine whether it is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.
Milestones. At the inception of each arrangement that includes development, regulatory, and/or commercial milestones, we evaluate whether achieving the milestones is considered probable and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. Amounts for milestones that are not within our control, such as when achievement of a specified event is dependent on the development activities of a third party or approvals from regulators, are not considered probable of being achieved until such specified event occurs. Revenue is recognized from the satisfaction of performance obligations in the amount billable to the customer.
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
Concentration of Credit Risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents and debt securities available-for-sale. We have established guidelines to limit our exposure to credit risk by diversifying our investment portfolio with low-risk investment-grade debt securities with maturities of up to three years and by placing our investments with high-credit-quality financial institutions to maintain liquidity. To date, we have not experienced any credit losses and do not believe we are exposed to any significant credit risk in connection with these financial instruments.
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 89% of our total product sales for 2022 and approximately 95% of our accounts receivable balance as of December 31, 2022.
Cost of Revenues. Cost of revenues includes third-party manufacturing, transportation, freight, and indirect overhead costs primarily for the manufacture and distribution of INGREZZA and ONGENTYS drug product sold, manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with Mitsubishi Tanabe Pharma Corporation, royalty fees on net sales of elagolix, amortization of intangible assets, and adjustments for excess and obsolete inventory to the extent management determines that the cost cannot be recovered based on estimates about future demand.

Research and Development, or R&D. R&D expenses primarily consist of preclinical and clinical trial costs, payroll and benefits costs, including stock-based compensation associated with employees involved in R&D activities, certain facility-based costs, and costs associated with our collaborative arrangements, including event-based milestones. All such costs are expensed as R&D when incurred.
Asset Acquisitions. We account for acquisitions of assets (or groups of assets) that do not meet the definition of a business using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets (or group of assets) acquired on the basis of their relative fair value(s) on the measurement date. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in R&D activities which have no alternative future use are expensed as IPR&D on the acquisition date. Future costs to develop these assets are expensed as R&D when incurred.
Advertising Expense. Advertising costs are expensed as selling, general and administrative when incurred. Advertising expense was $149.7 million for 2022, $139.8 million for 2021 and $64.8 million for 2020.
Stock-Based Compensation. We grant stock options to purchase our common stock to eligible employees and directors and also grant certain employees restricted stock units, or RSUs, and performance-based restricted stock units, or PRSUs. Additionally, we allow employees to participate in an employee stock purchase plan, or ESPP.
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
Income Taxes. Our income tax provision is computed under the asset and liability method. Significant estimates are required in determining our income tax provision. Some of these estimates are based on interpretations of existing tax laws or regulations. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for deferred tax assets for which it is more likely than not that some portion or all of the deferred tax assets, including net operating losses and tax credits, will not be realized. We periodically re-assess the need for a valuation allowance against our deferred tax assets based on various factors including our historical earnings experience by taxing jurisdiction, and forecasts of future operating results and utilization of net operating losses and tax credits prior to their expiration. Significant judgment is required in making this assessment and, to the extent that a reversal of any portion of our valuation allowance against our deferred tax assets is deemed appropriate, a tax benefit will be recognized against our income tax provision in the period of such reversal.
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
In December 2021, we entered into the First Supplemental Indenture to the 2017 Indenture, pursuant to which we irrevocably elected to settle the principal amount of the 2.25% fixed-rate convertible senior notes due May 15, 2024, or the 2024 Notes, in cash upon conversion and to settle any conversion premium in either cash or shares of our common stock. As a result, only the shares required to settle any conversion premium are considered dilutive under the if-converted method. Further, PRSUs for which the performance condition has not been achieved are excluded from the calculation of diluted earnings per share.
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
Heptares Therapeutics Limited, or Heptares. We entered into a collaboration and license agreement with Heptares, which became effective in December 2021, to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, which compounds we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Heptares retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. With respect to such rights retained by Heptares, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Heptares will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase II clinical trial for such compound or following our receipt from Heptares of the top-line data from such clinical trial for such compound. We are responsible for all development, manufacturing, and commercialization costs of any collaboration product.
In connection with the agreement, we paid Heptares $100.0 million upfront, which, including certain transaction-related costs, was expensed as IPR&D in 2021. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.
In connection with the FDA's acceptance of our investigational new drug application for NBI-1117568 for the treatment of schizophrenia in June 2022, we paid Heptares a milestone of $30.0 million, which was expensed as R&D in 2022.
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
Takeda Pharmaceutical Company Limited, or Takeda. In 2020, we entered into an exclusive license agreement with Takeda, pursuant to which we acquired the exclusive rights to develop and commercialize certain early-to-mid stage psychiatry compounds, including luvadaxistat, NBI-1065845, NBI-1065846 and four non-clinical stage compounds. Luvadaxistat and the 4 non-clinical stage compounds have each been designated as a royalty-bearing product. NBI-1065845 and NBI-1065846 are currently each designated as a profit-share product. We are responsible for all manufacturing, development, and commercialization costs of any royalty-bearing product.
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
In connection with the approval of our clinical trial application for NBI-1070770 for the treatment of major depressive disorder in July 2022, we paid Takeda a milestone of $5.0 million, which was expensed as R&D in 2022.
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
Idorsia Pharmaceuticals Ltd., or Idorsia. In 2020, we entered into a collaboration and license agreement with Idorsia, pursuant to which we acquired the global rights to NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy and other potential indications, including essential tremor. We are responsible for all manufacturing, development, and commercialization costs of any collaboration product.
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
In connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022, we paid Xenon a regulatory milestone of $15.0 million, including a purchase of approximately 0.3 million shares of Xenon common stock (at $31.855 per share). The purchased shares were recorded at a fair value of $7.7 million after considering Xenon’s stock price on the measurement date. The remaining $7.3 million of the milestone payment was expensed as R&D in 2022.

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
Mitsubishi Tanabe Pharma Corporation, or MTPC. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015. In December 2020, we entered into a commercial supply agreement with MTPC, pursuant to which we agreed to supply MTPC with valbenazine drug product for commercial use in Japan and other select Asian markets. MTPC is responsible for all development, manufacturing, and commercialization costs of valbenazine in such markets.
In June 2022, MTPC launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia. In connection with MTPC's first commercial sale of DYSVAL in Japan, we received a milestone payment of $20.0 million in 2022. ASC 606 provides a royalty exception for a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Under the royalty exception, the milestone would be recognized as revenue only when the later of (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). As the milestone related to a license of intellectual property and was contingent upon MTPC’s first commercial sale of DYSVAL in Japan, the milestone was recognized as revenue in the second quarter of 2022. In addition, we receive royalties at tiered percentage rates on MTPC net sales of DYSVAL.
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
In August 2018, AbbVie launched ORILISSA® (elagolix tablets) in the United States for the treatment of moderate to severe pain associated with endometriosis. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $21.2 million for 2022, $22.3 million for 2021 and $19.2 million for 2020.
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
3. Diurnal Acquisition
On November 1, 2022, we completed our acquisition of Diurnal Group plc, or Diurnal, a United Kingdom-headquartered, specialty pharmaceutical company dedicated to developing hormone therapeutics to aid lifelong treatment for rare and chronic endocrine conditions, including congenital adrenal hyperplasia, adrenal insufficiency, hypogonadism and hypothyroidism. We believe our acquisition of Diurnal presents an opportunity to accelerate the establishment of our clinical development and commercial capabilities in the United Kingdom to the benefit of patient communities and other stakeholders.

The aggregate purchase price of this acquisition was $55.2 million in cash. The acquisition was accounted for in accordance with FASB ASC 805 as a Business Combinations and, accordingly, Diurnal’s results of operations have been consolidated in Neurocrine Biosciences’ financial statements since the date of acquisition. Pro forma results of operations for the years ended December 31, 2022 and 2021 would not be materially different as a result of this acquisition and therefore are not presented. In connection with the acquisition, we recognized transaction costs of $1.7 million, which were expensed as selling, general and administrative and primarily consisted of investment banker, advisory, legal and other professional fees.
The following table summarizes the consideration paid for Diurnal and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in millions)	Amount
Consideration
Cash	$55.2
Total consideration transferred	$55.2

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$12.5
Intangible assets	32.6
Acquired in-process research and development	3.2
Other assets	12.4
Accounts payable and other accrued expenses	(10.7)
Total identifiable net assets acquired	$50.0

Goodwill	$5.2
4. Debt Securities
The following table presents the amortized cost, unrealized gain and loss recognized in accumulated other comprehensive income (loss) and fair value of debt securities available-for-sale, aggregated by major security type and contractual maturity.

		December 31, 2022				December 31, 2021
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$156.2	$—	$(0.2)	$156.0	$204.8	$—	$—	$204.8
Corporate debt securities	0 to 1 years	296.2	—	(3.2)	293.0	128.2	—	(0.1)	128.1
Securities of government-sponsored entities	0 to 1 years	283.4	—	(6.0)	277.4	37.6	—	—	37.6
		$735.8	$—	$(9.4)	$726.4	$370.6	$—	$(0.1)	$370.5

Corporate debt securities	1 to 3 years	$259.5	$0.2	$(4.3)	$255.4	$358.9	$—	$(1.5)	$357.4
Securities of government-sponsored entities	1 to 3 years	45.0	—	(1.0)	44.0	204.3	—	(1.0)	203.3
		$304.5	$0.2	$(5.3)	$299.4	$563.2	$—	$(2.5)	$560.7
As of December 31, 2022, our security portfolio consisted of 253 debt securities available-for-sale, including 199 such securities that were in an unrealized loss position but of high credit quality. Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of December 31, 2022 or 2021.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$32.1	$(0.2)	$—	$—	$32.1	$(0.2)
Corporate debt securities	$199.5	$(1.9)	$299.1	$(5.6)	$498.6	$(7.5)
Securities of government-sponsored entities	$107.7	$(2.5)	$198.4	$(4.5)	$306.1	$(7.0)
The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2021, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$428.6	$(1.6)	$—	$—	$428.6	$(1.6)
Securities of government-sponsored entities	$230.5	$(1.0)	$—	$—	$230.5	$(1.0)
5. Fair Value Measurements
The following table presents a summary of investments, which were measured at fair value on a recurring basis.

	December 31, 2022				December 31, 2021
	Fair Value	Leveling			Fair Value	Leveling
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$262.9	$262.9	$—	$—	$340.8	$340.8	$—	$—
Restricted cash:
Certificates of deposit	7.8	7.8	—	—	3.2	3.2	—	—
Debt securities available-for-sale:
Commercial paper	156.0	—	156.0	—	204.8	—	204.8	—
Corporate debt securities	548.4	—	548.4	—	485.5	—	485.5	—
Securities of government-sponsored entities	321.4	—	321.4	—	240.9	—	240.9	—
Equity securities:
Equity securities–biotechnology industry	102.1	102.1	—	—	63.7	52.7	—	11.0
	$1,398.6	$372.8	$1,025.8	$—	$1,338.9	$396.7	$931.2	$11.0
The following table presents a reconciliation of equity security investments, which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at beginning of period	$11.0	$38.2	$55.9
Purchases	—	4.6	—
Unrealized gain (loss) included in earnings (1)	20.8	20.9	(17.7)
Transfers out of Level 3 (2)	(31.8)	(52.7)	—
Balance at end of period	$—	$11.0	$38.2
_________________________
(1) Unrealized gains and losses on equity security investments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3) and are included in other income (expense), net.
(2) Certain of our equity security investments were transferred from Level 3 to Level 1 during 2022 and 2021 as the associated holding period restriction expired.

6. Convertible Senior Notes
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
In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. We accounted for the partial repurchase of the 2024 Notes as a debt extinguishment. As a result, we attributed $130.7 million of the aggregate repurchase price to the liability component based on the fair value of the liability component immediately before extinguishment. The fair value of the liability component was calculated at settlement using a discounted cash flow analysis with a discount rate of 3.37%, which was the market rate for similar notes that have no conversion rights. The difference of $56.3 million between the fair value of the aggregate consideration remitted to certain holders of the 2024 Notes and the fair value of the liability component was attributed to the reacquisition of the equity component and recorded as a reduction to additional paid-in capital. The carrying amount of the liability of $112.4 million at settlement was recognized as a reduction to the 2024 Notes and resulted in an $18.4 million loss on extinguishment, which we recognized in 2020.
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
In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. We accounted for the partial repurchase of the 2024 Notes as a debt extinguishment, which resulted in the recognition of a $70.0 million loss on extinguishment in 2022.
The following table presents a summary of the 2024 Notes as of December 31, 2022.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$170.4	$—	$(1.0)	$169.4	$268.0	Level 2
The following table presents a summary of the 2024 Notes as of December 31, 2021.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Discount	Issuance Costs		Amount	Leveling
2024 Notes	$381.2	$(43.2)	$(2.9)	$335.1	$464.7	Level 2

The following table presents a summary of the interest expense of the 2024 Notes.

	Year Ended December 31,
(in millions)	2022	2021	2020
Coupon interest	$5.9	$8.5	$11.4
Amortization of debt discount and issuance costs	1.2	17.3	21.4
Total	$7.1	$25.8	$32.8
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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of December 31, 2022) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of December 31, 2022) on each applicable trading day;
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
As the conditional conversion feature described under (i) above was triggered as of December 31, 2022, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on January 1, 2023, and ending at the close of business on March 31, 2023. Accordingly, the 2024 Notes have been classified as a current liability as of December 31, 2022. The future conditional convertibility of the 2024 Notes will be monitored at each quarterly reporting date and analyzed dependent upon market prices of our common stock during the prescribed measurement periods.
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
7. Goodwill and Intangible Assets
Goodwill
In connection with our acquisition of Diurnal in November 2022, we recognized goodwill of $5.2 million for the excess consideration transferred over the net assets acquired, reflecting the expected revenue and cost synergies of the combined company and assembled workforce.
The following table presents the changes in the carrying amount of goodwill.

(in millions)	Amount
Balance as of December 31, 2021	$—
Goodwill recognized in connection with business combination	5.2
Foreign currency translation adjustments	0.2
Balance as of December 31, 2022	$5.4
Intangible Assets
The following table presents information relating to our recognized intangible assets as of December 31, 2022.

(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$34.3	$0.5	$33.8
Acquired IPR&D	Indefinite	$3.4	$—	3.4
Total intangible assets, net				$37.2
The following table presents the estimated annual amortization expense for our finite-lived intangible assets.

(in millions)	Amount
Year ending December 31, 2023	$3.5
Year ending December 31, 2024	$3.5
Year ending December 31, 2025	$3.5
Year ending December 31, 2026	$3.5
Year ending December 31, 2027	$3.5
Thereafter	$16.3
8. Other Balance Sheet Details
Inventories consisted of the following:

	December 31,
(in millions)	2022	2021
Raw materials	$12.0	$11.2
Work in process	5.6	3.6
Finished goods	17.5	15.7
Total inventories	$35.1	$30.5

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2022	2021
Tenant improvements	$37.9	$34.9
Scientific equipment	58.8	51.6
Computer equipment	21.5	18.1
Furniture and fixtures	6.7	5.9
	124.9	110.5
Less accumulated depreciation	(66.3)	(51.9)
Total property and equipment, net	$58.6	$58.6
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in millions)	2022	2021
Accrued employee related costs	$72.8	$50.6
Revenue-related reserves for discounts and allowances	131.9	62.7
Accrued development costs	39.1	32.4
Current branded prescription drug fee	27.5	28.6
Accounts payable and other accrued liabilities	76.3	51.5
Total accounts payable and accrued liabilities	$347.6	$225.8
The following table presents a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in millions)	2022	2021
Cash and cash equivalents	$262.9	$340.8
Restricted cash	7.8	3.2
Total cash, cash equivalents and restricted cash	$270.7	$344.0
9. Earnings Per Share
Earnings per share were calculated as follows:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Net income - basic and diluted	$154.5	$89.6	$407.3
Weighted-average common shares outstanding:
Basic	95.8	94.6	93.1
Effect of dilutive securities	3.1	3.3	4.7
Diluted	98.9	97.9	97.8
Earnings per share:
Basic	$1.61	$0.95	$4.38
Diluted	$1.56	$0.92	$4.16
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 4.6 million for 2022, 4.1 million for 2021 and 2.5 million for 2020.
10. Stock-Based Compensation
2020 Equity Incentive Plan. In May 2022, our stockholders approved an amendment and restatement of the 2020 Equity Incentive Plan (as so amended and restated, the Amended 2020 Plan). The Amended 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. As of December 31, 2022, 7.9 million shares of common stock remain available for future grant under the Amended 2020 Plan.

Under the terms of the Amended 2020 Plan, the number of shares of common stock available for issuance will be: (i) reduced by (a) one share for each share issued pursuant to an appreciation award (as defined in the Amended 2020 Plan) granted under the Amended 2020 Plan and (b) 2.13 shares for each share issued pursuant to a full value award (as defined in the Amended 2020 Plan) granted under the Amended 2020 Plan on or after May 18, 2022; and (ii) increased by (a) one share for each share subject to an appreciation award that becomes available again for issuance under the terms of the Amended 2020 Plan and (b) 2.13 shares for each share subject to a full value award that becomes available again for issuance under the terms of the Amended 2020 Plan on or after May 18, 2022.
2011 Equity Incentive Plan. In May 2011, we adopted the 2011 Equity Incentive Plan, or the 2011 Plan. The 2011 Plan was a stockholder-approved plan pursuant to which outstanding awards have been made, but from which no further awards can or will be made.
2018 Employee Stock Purchase Plan. In May 2022, our stockholders approved an amendment and restatement of the 2018 Employee Stock Purchase Plan (as so amended and restated, the Amended 2018 ESPP). As of December 31, 2022, 0.6 million shares of common stock remain available for future issuance under the Amended 2018 ESPP.
Stock-Based Compensation Expense. The effect of stock-based compensation expense on our consolidated statements of income and comprehensive income by line-item follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Selling, general and administrative expense	$115.4	$85.8	$66.3
Research and development expense	57.7	48.4	33.7
Total stock-based compensation expense	$173.1	$134.2	$100.0
Stock-based compensation expense by award-type follows:

	Year Ended December 31,
(in millions)	2022	2021	2020
Stock options	$62.6	$60.5	$47.5
RSUs	86.4	62.5	44.2
PRSUs	20.1	7.6	5.3
ESPP	4.0	3.6	3.0
Total stock-based compensation expense	$173.1	$134.2	$100.0
As of December 31, 2022, unrecognized stock-based compensation expense by award-type and the weighted-average period over which such expense is expected to be recognized, as applicable, was as follows:

(dollars in millions)	Unrecognized Expense	Weighted-Average Recognition Period
Stock options	$106.1	2.5 years
RSUs	$151.4	2.3 years
PRSUs	$33.6
Stock Options. Typically, stock options have a 10-year term and vest over a three to four-year period. The exercise price of stock options granted is equal to the closing price of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, term and interest rates. The weighted-average grant-date fair values of stock options granted were $32.05 for 2022, $45.02 for 2021 and $45.67 for 2020.

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.8%	0.6%	1.4%
Expected volatility of common stock	42.6%	45.9%	48.5%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	5.0 years	5.2 years	5.3 years
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
•We have not historically declared or paid dividends and do not intend to do so in the foreseeable future.
The following table presents summary of activity related to stock options.

(in millions, except weighted average data)	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	7.7	$76.38
Granted	2.2	$81.27
Exercised	(0.7)	$52.96
Canceled	(0.2)	$96.28
Outstanding at December 31, 2022	9.0	$79.10	6.5 years	$362.8
Exercisable at December 31, 2022	6.0	$72.27	5.4 years	$281.9
The total intrinsic value of stock options exercised was $39.7 million for 2022, $58.0 million for 2021 and $40.2 million for 2020. Cash received from stock option exercises was $37.0 million for 2022, $20.7 million for 2021 and $23.5 million for 2020.
Restricted Stock Units. RSUs typically vest over a four-year period and may be subject to a deferred delivery arrangement at the election of eligible employees. The fair value of RSUs is based on the closing sale price of our common stock on the date of issuance. The total fair value of RSUs that vested was $72.4 million for 2022, $64.3 million for 2021 and $49.7 million for 2020.
The following table presents a summary of activity related to RSUs.

(in millions, except weighted average data)	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2021	2.0	$99.96
Granted	1.2	$83.01
Released	(0.8)	$96.40
Canceled	(0.1)	$94.05
Unvested at December 31, 2022	2.3	$92.61	1.3 years	$276.6
Performance-Based Restricted Stock Units. PRSUs vest based on the achievement of certain predefined Company-specific performance criteria. Any unvested PRSUs will expire if it is determined the related performance criteria has not been met during the applicable three to four-year performance period. The fair value of PRSUs is estimated based on the closing sale price of our common stock on the date of grant. The fair value of PRSUs that vested during 2020 was $13.5 million. No PRSUs vested during 2021 or 2022.

The following table presents a summary of activity related to PRSUs.

(in millions, except weighted average data)	Number of PRSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2021	0.4	$109.31
Granted	0.1	$80.04
Released	—	$—
Canceled	—	$—
Unvested at December 31, 2022	0.5	$101.00	0.8 years	$60.5
Employee Stock Purchase Plan. Under the Amended 2018 ESPP, eligible employees may purchase shares of our common stock at a discount semi-annually based on a percentage of their annual compensation. The discounted purchase price is equal to the lower of 85% of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of common stock on the purchase date.
11. Income Taxes
The following table presents income before the provision for income taxes from continuing domestic and foreign operations.

	Year Ended December 31,
(in millions)	2022	2021	2020
Domestic	$218.0	$101.4	$106.7
Foreign	(4.1)	—	—
Income before provision for income taxes	$213.9	$101.4	$106.7
The following table presents the components of the provision for (benefit from) income taxes for continuing operations.

	Year Ended December 31,
(in millions)	2022	2021	2020
Current:
Federal	$17.1	$—	$—
State	20.3	6.3	10.1
Total current taxes	37.4	6.3	10.1
Deferred:
Federal	27.5	5.9	(287.5)
State	(5.5)	(0.4)	(23.2)
Total deferred taxes	22.0	5.5	(310.7)
Provision for (benefit from) income taxes	$59.4	$11.8	$(300.6)

The provision for (benefit from) income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Federal income taxes at 21%	$44.9	$21.3	$22.4
State income tax, net of federal benefit	11.8	6.2	5.5
Branded prescription drug fee	6.5	4.8	4.9
Loss on extinguishment of convertible senior notes	12.0	—	—
Stock-based compensation expense	(2.5)	(11.3)	(6.7)
Officer compensation	9.2	7.0	3.7
Change in tax rate	(1.3)	0.2	3.3
Expired tax attributes	—	0.6	1.1
Research credits	(29.9)	(22.0)	(39.0)
Change in valuation allowance	7.4	5.0	(296.3)
Other	1.3	—	0.5
Provision for (benefit from) income taxes	$59.4	$11.8	$(300.6)
The following table presents the significant components of our deferred tax assets.

	December 31,
(in millions)	2022	2021
Deferred tax assets:
Net operating losses	$27.4	$90.3
Research and development credits	108.9	129.7
Capitalized research and development	91.1	17.9
Stock-based compensation expense	45.9	38.9
Operating lease assets	26.8	29.3
Intangible assets	80.7	86.1
Other	24.9	21.6
Total deferred tax assets	405.7	413.8
Deferred tax liabilities:
Convertible senior notes	—	(9.9)
Operating lease liabilities	(21.0)	(23.3)
Other	(11.8)	(10.7)
Total deferred tax liabilities	(32.8)	(43.9)
Net of deferred tax assets and liabilities	372.9	369.9
Valuation allowance	(67.0)	(54.8)
Net deferred tax assets	$305.9	$315.1
As of December 31, 2022, our deferred tax assets were primarily the result of net operating loss carry forwards, capitalized research costs, acquired intangible assets and tax credit carryforwards. As of December 31, 2022 and 2021, we recorded a valuation allowance of $67.0 million and $54.8 million, respectively, against our gross deferred tax asset balance.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its assessment of the future realizability of our deferred tax assets. As of December 31, 2022, management determined there was sufficient positive evidence to conclude that it is more likely than not deferred tax assets of $305.9 million are realizable. The recorded valuation allowance of $67.0 million consisted primarily of state and foreign net operating loss carryforwards and state credit carryforwards for which management cannot conclude it is more likely than not to be realized.

As of December 31, 2022, we had state and foreign income tax net operating loss carryforwards of $324.6 million and $60.1 million, respectively. We had no federal income tax operating loss carryforwards as of December 31, 2022. California net operating losses will begin to expire in 2031 unless previously utilized and the net operating losses related to other states will begin to expire in 2026. Foreign net operating losses will carry forward indefinitely unless previously utilized.
As of December 31, 2022, we had federal and state R&D tax credit carryforwards of $98.2 million and $72.5 million, respectively. Federal R&D tax credits will begin to expire in 2037 unless previously utilized. California R&D tax credits carry forward indefinitely, while R&D tax credits related to other states will begin to expire in 2033 unless previously utilized.
Additionally, the future utilization of our net operating loss and R&D tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. No ownership changes have occurred through December 31, 2022.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022, we had accruals for interest and penalties related to income tax matters of $0.5 million and $0.4 million, respectively. Interest and penalties related to income tax matters were not material for 2021 or 2020.
We are subject to taxation in the United States and various state and foreign jurisdictions. Tax years for 2002 for federal, inception for California, 2015 to 2019 for other significant state jurisdictions, and 2019 and forward for foreign are subject to examination by tax authorities due to the carryforward of unutilized net operating losses and R&D tax credits.
The following table presents a summary of activity related to unrecognized tax benefits.

	Year Ended December 31,
(in millions)	2022	2021	2020
Balance at January 1	$64.6	$60.8	$63.9
Increase (decrease) related to prior year tax positions	4.7	0.6	(5.7)
Increase related to current year tax positions	15.2	4.9	3.9
Settlements related to prior year tax positions	—	—	(0.2)
Expiration of the statute of limitations for the assessment of taxes	—	(1.7)	(1.1)
Balance at December 31	$84.5	$64.6	$60.8
As of December 31, 2022, we had $74.8 million of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate, subject to changes in the valuation allowance. We do not expect a significant change in our unrecognized tax benefits in the next 12 months.

12. Leases
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
The following tables present supplemental operating lease information.

	Year Ended December 31,
(in millions)	2022	2021	2020
Operating lease cost	$16.3	$15.3	$10.1
Cash paid for amounts included in the measurement of operating lease liabilities	$16.9	$12.6	$8.6

		December 31,
(in millions, except weighted average data)		2022	2021
Weighted average remaining lease term		7.9 years	8.8 years
Weighted average discount rate		5.3%	5.2%
Restricted cash related to letters of credit issued in lieu of cash security deposits		$7.8	$3.2
Approximate future minimum lease payments under operating leases were as follows:

(in millions)	Amount (1)
Year ending December 31, 2023	$17.9
Year ending December 31, 2024	17.4
Year ending December 31, 2025	15.9
Year ending December 31, 2026	15.7
Year ending December 31, 2027	16.0
Thereafter	54.4
Total operating lease payments	137.3
Less accreted interest	26.4
Total operating lease liabilities	110.9
Less current operating lease liabilities included in other current liabilities	17.4
Noncurrent operating lease liabilities	$93.5
_________________________
(1) Amounts presented in the table above exclude $17.2 million for 2024, $33.3 million for 2025, $41.9 million for 2026, and $479.7 million thereafter of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.

13. Retirement Plan
We have a 401(k) defined contribution savings plan, or the 401(k) Plan. The 401(k) Plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $10.3 million for 2022, $8.1 million for 2021 and $6.7 million for 2020.
14. Legal Proceedings
During 2021 and 2022, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., (iv) Sandoz Inc. and (v) Zydus Pharmaceuticals (USA) Inc. that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by the manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the United States District Court for the District of Delaware during 2021 and 2022, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed) and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed). Sandoz Inc. has been joined in the cases against Crystal Pharmaceutical (Suzhou) Co., Ltd. and Crystal Pharmatech Co., Ltd. These cases have been consolidated in the United States District Court for the District of Delaware and the trial is currently scheduled for January 2, 2024.
We also filed suit in the United States District Court for the District of New Jersey during 2021 and 2022 against Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC and these cases were dismissed in favor of continued prosecution of the Delaware proceedings against the same entities.
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
15. Subsequent Events
On January 8, 2023, we entered into a new strategic collaboration with Voyager, under which we agreed to pay Voyager $175 million upfront, including a $39 million equity investment, to acquire the worldwide rights to Voyager’s GBA1 gene therapy program for Parkinson’s disease and other GBA1-mediated diseases and three gene therapy programs directed to rare central nervous system targets, each enabled by Voyager’s next-generation TRACERTM capsids. The effectiveness of the collaboration agreement and the closing of the sale and issuance of Voyager common stock are expected to be completed prior to the end of the first quarter of 2023 and are subject to certain conditions including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which is included herein.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Neurocrine Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 9, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 9, 2023

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2022. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report.
1. List of Financial Statements. The following are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.
3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.5	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

21.1	Description:	Subsidiaries of the Company

23.1	Description:	Consent of Independent Registered Public Accounting Firm

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
Collaboration and License Agreements:

10.1**	Description:	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.2**	Description:	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxemburg S.a.r.l.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.3**	Description:	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.4*	Description:	Collaboration and License Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.5	Description:	Stock Purchase Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.6	Description:	Investor Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.7	Description:	Amendment No. 1 to Collaboration and License Agreement dated June 14, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019

10.8**	Description:	Exclusive License Agreement dated June 12, 2020 between Takeda Pharmaceutical Company Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020

10.9**	Description:	Collaboration and License Agreement dated November 22, 2021 between Heptares Therapeutics Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 11, 2022
Equity Plans and Related Agreements:

10.10+	Description:	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 30, 2018

10.11+	Description:
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

	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2015

10.14+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022

10.15+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022

10.16+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, and Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 11, 2022
Agreements with Officers and Directors:

10.17+	Description:	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007

10.18+	Description:	Form of Amendment to Employment Agreement for executive officers, effective as of December 15, 2010
	Reference:	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on February 11, 2008

10.19+	Description:	Employment Agreement dated May 26, 2015 between the Company and Eric Benevich
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on February 14, 2017

10.20+	Description:	Employment Agreement effective November 29, 2017 between the Company and Matthew C. Abernethy
	Reference:	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on February 13, 2018

10.21+	Description:	Form of Indemnity Agreement entered into between the Company and its officers and directors
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.22+	Description:	Employment Agreement dated January 8, 2018 between the Company and Eiry W. Roberts, M.D.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019

10.23+	Description:	Employment Agreement dated November 29, 2021 between the Company and Jude Onyia
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022

Agreements Related to Real Property:

10.24	Description:	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.
	Reference:	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 18, 2012

10.25	Description:	First Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated June 5, 2017
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017

10.26	Description:	Second Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated October 12, 2017
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.27	Description:	Third Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P. dated August 7, 2019
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2019

10.28	Description:	Commercial Lease dated February 8, 2022, by and between the Company and Gemdale Aperture Phase I, LLC
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

NEUROCRINE BIOSCIENCES, INC.
(Registrant)

By:	/s/ Kevin C. Gorman
Kevin C. Gorman
Chief Executive Officer

Date:	February 9, 2023

By:	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer

Date:	February 9, 2023

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 9, 2023:

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