Form 10-Q
period 2023-03-31
NEUROCRINE BIOSCIENCES INC
filed 2023-05-03
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 97,574,838 as of April 26, 2023.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$103.8	$262.9
Debt securities available-for-sale	790.8	726.4
Accounts receivable	391.6	350.0
Inventories	33.4	35.1
Other current assets	113.2	79.1
Total current assets	1,432.8	1,453.5
Deferred tax assets	337.4	305.9
Debt securities available-for-sale	244.6	299.4
Right-of-use assets	84.4	87.0
Equity security investments	135.7	102.1
Property and equipment, net	62.8	58.6
Intangible assets, net	37.2	37.2
Other assets	24.9	25.0
Total assets	$2,359.8	$2,368.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$355.7	$347.6
Convertible senior notes	—	169.4
Other current liabilities	18.4	20.7
Total current liabilities	374.1	537.7
Convertible senior notes	169.5	—
Noncurrent operating lease liabilities	90.4	93.5
Other long-term liabilities	41.3	29.7
Total liabilities	675.3	660.9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; 97.5 million and 96.5 million shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,170.5	2,122.4
Accumulated other comprehensive loss	(2.7)	(7.9)
Accumulated deficit	(483.4)	(406.8)
Total stockholders’ equity	1,684.5	1,707.8
Total liabilities and stockholders’ equity	$2,359.8	$2,368.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Revenues:
Net product sales	$415.3	$305.0
Collaboration revenues	5.1	5.6
Total revenues	420.4	310.6
Operating expenses:
Cost of revenues	8.5	4.6
Research and development	139.5	102.2
Acquired in-process research and development	143.9	—
Selling, general and administrative	242.7	200.7
Total operating expenses	534.6	307.5
Operating (loss) income	(114.2)	3.1
Other income (expense):
Interest expense	(1.1)	(2.6)
Unrealized gain on equity security investments	2.2	19.9
Investment income and other, net	9.8	1.0
Total other income, net	10.9	18.3
(Loss) income before (benefit from) provision for income taxes	(103.3)	21.4
(Benefit from) provision for income taxes	(26.7)	7.5
Net (loss) income	(76.6)	13.9
Foreign currency translation adjustments, net of tax	1.2	—
Unrealized gain (loss) on debt securities available-for-sale, net of tax	4.0	(7.6)
Comprehensive (loss) income	$(71.4)	$6.3
(Loss) earnings per share:
Basic	$(0.79)	$0.15
Diluted	$(0.79)	$0.14
Weighted-average shares outstanding:
Basic	97.1	95.3
Diluted	97.1	97.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balance at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net loss	—	—	—	—	(76.6)	(76.6)
Other comprehensive income, net of tax	—	—	—	5.2	—	5.2
Stock-based compensation expense	—	—	39.9	—	—	39.9
Issuances of common stock under stock plans	1.0	—	8.2	—	—	8.2
Balance at March 31, 2023	97.5	$0.1	$2,170.5	$(2.7)	$(483.4)	$1,684.5

Balance at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	13.9	13.9
Other comprehensive loss, net of tax	—	—	—	(7.6)	—	(7.6)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	37.0	—	—	37.0
Issuances of common stock under stock plans	0.6	—	6.1	—	—	6.1
Balance at March 31, 2022	95.5	$0.1	$1,947.7	$(9.3)	$(547.4)	$1,391.1
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities:
Net (loss) income	$(76.6)	$13.9
Adjustments to reconcile net (loss) income to net cash from operating activities:
Stock-based compensation expense	39.9	37.0
Depreciation	4.1	3.3
Amortization of debt issuance costs	0.2	0.4
Amortization of intangible assets	0.9	—
Changes in fair value of equity security investments	(2.2)	(19.9)
Deferred income taxes	(31.6)	(0.3)
Other	(2.4)	0.8
Change in operating assets and liabilities:
Accounts receivable	(41.7)	(78.0)
Inventories	1.8	1.5
Accounts payable and accrued liabilities	6.7	11.5
Other assets and liabilities, net	(24.3)	(10.7)
Cash flows from operating activities	(125.2)	(40.5)

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(206.2)	(192.8)
Sales and maturities of debt securities available-for-sale	203.9	176.5
Purchases of equity security investments	(31.3)	(7.7)
Capital expenditures	(8.5)	(7.6)
Cash flows from investing activities	(42.1)	(31.6)

Cash flows from financing activities:
Issuances of common stock under benefit plans	8.2	6.1
Cash flows from financing activities	8.2	6.1
Change in cash, cash equivalents and restricted cash	(159.1)	(66.0)
Cash, cash equivalents and restricted cash at beginning of period	270.7	344.0
Cash, cash equivalents and restricted cash at end of period	$111.6	$278.0

Supplemental disclosures:
Non-cash capital expenditures	$0.6	$2.8
Cash paid for income taxes	$0.2	$—
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022, included in our Annual Report on Form 10-K, or the 2022 Form 10-K, filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
There were no significant changes to our significant accounting policies as disclosed in the 2022 Form 10-K, except as set forth below.
Strategic investments. We account for certain equity investments subject to the equity method of accounting, or through which we have the ability to exercise significant influence (but not control) over the operating and financial policies of an investee, under the fair value option. In assessing whether we exercise significant influence, we consider the nature and magnitude of such an investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors, such as the presence of a collaborative or other business relationship. Such investments are classified within Level 1 of the fair value hierarchy and carried at fair value, with any changes in the fair value of such investments recognized in earnings.
Recently Adopted Accounting Pronouncements.
ASU 2022-03. In June 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also clarifies that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction and introduces certain disclosure requirements for equity securities subject to such restrictions. The amendments in ASU 2022-03 should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. We adopted ASU 2022-03 on January 1, 2023 with no significant impact on our condensed consolidated financial statements.
2. Collaboration and License Agreements
Heptares Therapeutics Limited, or Heptares. We entered into a collaboration and license agreement with Heptares, which became effective in December 2021, to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, for which we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Heptares retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. With respect to such rights retained by Heptares, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Heptares will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase II clinical trial for such compound or following our receipt from Heptares of the top-line data from such clinical trial for such compound. We are responsible for all development, manufacturing and commercialization costs of any collaboration product.

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
In connection with the approval of our clinical trial application for NBI-1070770 for the treatment of major depressive disorder in July 2022, we paid Takeda a milestone of $5.0 million, which was expensed as R&D in the third quarter of 2022.
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
In connection with the European Union’s approval of our clinical trial application for NBI-921352 for the treatment of focal onset seizures in adults in September 2021, we paid Xenon a regulatory milestone of $10.0 million, including a purchase of approximately 0.3 million shares of Xenon common stock (at $19.9755 per share). The purchased shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price on the measurement date and certain transfer restrictions that were applicable to the shares. The remaining $5.4 million of the milestone payment was expensed as R&D in 2021.
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
Voyager Therapeutics, Inc., or Voyager.
2019 Voyager Agreement. In 2019, we entered into a collaboration and license agreement with Voyager, or the 2019 Voyager Agreement, pursuant to which we retain certain rights to develop and commercialize the Friedreich’s ataxia program and two undisclosed programs. We are responsible for all development and commercialization costs of any collaboration product under the 2019 Voyager Agreement, subject to certain co-development and co-commercialization rights retained by Voyager.
In connection with the 2019 Voyager Agreement, we paid Voyager $165.0 million upfront, including a purchase of approximately 4.2 million shares of Voyager common stock (at $11.9625 per share), or the 2019 Purchased Shares, which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement (defined below). We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. The 2019 Purchased Shares were recorded at a fair value of $54.7 million after considering Voyager’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date. The remaining $113.1 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in 2019. In addition, we paid Voyager $5.0 million upfront, which was expensed as IPR&D in 2019, to acquire the rights outside the United States to the Friedreich’s ataxia program.
Under the terms of the 2019 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $1.3 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
Unless terminated earlier, the 2019 Voyager Agreement will continue in effect until the expiration of the last to expire royalty term with respect to any collaboration product under the agreement or the last expiration or termination of any exercised co-development and co-commercialization rights by Voyager as provided for in the 2019 Voyager Agreement. We may terminate the 2019 Voyager Agreement upon 180 days’ written notice to Voyager prior to the first commercial sale of any collaboration product under the 2019 Voyager Agreement or upon one year after the date of notice if such notice is provided after the first commercial sale of any collaboration product under the 2019 Voyager Agreement.
2023 Voyager Agreement. In the first quarter of 2023, we entered into a collaboration and license agreement with Voyager, or the 2023 Voyager Agreement, pursuant to which we acquired the global rights to the gene therapy products directed to the gene that encodes glucosylceramidase beta 1, or GBA1, for the treatment of Parkinson's disease and other diseases associated with GBA1, or the GBA1 Program, and three gene therapy programs directed to rare central nervous system, or CNS, targets, each enabled by Voyager's next-generation TRACERTM capsids. With respect to collaboration products subject to the GBA1 Program, we are responsible for all development and commercialization costs of any such products, including in the United States, where Voyager retains certain co-development and co-commercialization rights. Voyager may elect to exercise such rights, pursuant to which we and Voyager would equally share in the operating profits and losses of such products in the United States (in lieu of Voyager being entitled to receive potential future payments of certain event-based milestones upon their achievement in the United States and receive royalties on the future net sales of such products in the United States), following Voyager’s receipt of the top-line data from a first Phase I clinical trial for each such product. Irrespective of Voyager’s election to exercise such rights, Voyager may be entitled to receive potential future payments upon the achievement of certain event-based milestones outside the United States and would be entitled to receive royalties on the future net sales of any such product outside the United States. With respect to collaboration products subject to the three gene therapy programs directed to rare CNS targets, we are responsible for all development and commercialization costs for any such products.

In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of approximately 4.4 million shares of Voyager common stock (at $8.88 per share), or the 2023 Purchased Shares, which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine, was appointed to Voyager's board of directors with an initial term expiring in 2024. Mr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our strategic investment in Voyager became subject to the equity method of accounting following our purchase of the 2023 Purchased Shares, after which, together with the 2019 Purchased Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our strategic investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Purchased Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in the first quarter of 2023 as the license had no foreseeable alternative future use. We recognized an unrealized gain of $9.3 million on our strategic investment in Voyager for the first quarter of 2023. As of March 31, 2023, the fair value (Level 1) of our strategic investment in Voyager was $66.1 million.
Under the terms of the 2023 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $6.1 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
Unless terminated earlier, the 2023 Voyager Agreement will continue in effect until the expiration of the last to expire royalty term with respect to any collaboration product under the 2023 Voyager Agreement or the last expiration or termination of any exercised co-development and co-commercialization rights by Voyager as provided for in the 2023 Voyager Agreement. We may terminate the 2023 Voyager Agreement upon 180 days’ written notice to Voyager prior to the first commercial sale of any collaboration product under the 2023 Voyager Agreement or upon one year after the date of notice if such notice is provided after the first commercial sale of any collaboration product under the 2023 Voyager Agreement.
BIAL – Portela & Ca, S.A., or BIAL. In 2017, we received from BIAL a license to commercialize and market ONGENTYS® (opicapone) in the United States and Canada. We launched ONGENTYS in the United States in September 2020 as an FDA-approved add-on treatment to levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations.
In the first quarter of 2023, we provided BIAL with written notice of termination of the license agreement to commercialize and market ONGENTYS in the United States and Canada. The termination is anticipated to be effective in December 2023.
Subject to certain conditions set forth in the license agreement, we may be required to continue to fulfill orders of ONGENTYS for a certain period of time following the date of notice of termination, or provide BIAL with the right to purchase our remaining inventory of ONGENTYS. At BIAL’s discretion, for licensed products sold by us or our affiliates after the effective date of termination, we shall continue to make payments to BIAL in accordance with the terms and conditions of the agreement. To the extent that BIAL does not intend to purchase such inventory, we will have the ability to sell such inventory subject to certain conditions set forth in the license agreement.
Mitsubishi Tanabe Pharma Corporation, or MTPC. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015. In December 2020, we entered into a commercial supply agreement with MTPC, pursuant to which we supply MTPC with valbenazine drug product for commercial use in such markets. MTPC is responsible for all development, manufacturing and commercialization costs of valbenazine in such markets.
In June 2022, MTPC launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia. In connection with MTPC's first commercial sale of DYSVAL in Japan, we recognized milestone revenue of $20.0 million in the second quarter of 2022. In addition, we receive royalties at tiered percentage rates on MTPC net sales of DYSVAL.
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
In August 2018, AbbVie launched ORILISSA® (elagolix tablets) in the United States for the treatment of moderate to severe pain associated with endometriosis. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $3.7 million and $4.2 million, respectively, for the three months ended March 31, 2023 and 2022.
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

		March 31, 2023				December 31, 2022
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$211.3	$—	$(0.1)	$211.2	$156.2	$—	$(0.2)	$156.0
Corporate debt securities	0 to 1 years	308.4	—	(3.5)	304.9	296.2	—	(3.2)	293.0
Securities of government-sponsored entities	0 to 1 years	278.3	0.1	(3.7)	274.7	283.4	—	(6.0)	277.4
		$798.0	$0.1	$(7.3)	$790.8	$735.8	$—	$(9.4)	$726.4

Corporate debt securities	1 to 3 years	$208.1	$0.5	$(2.1)	$206.5	$259.5	$0.2	$(4.3)	$255.4
Securities of government-sponsored entities	1 to 3 years	38.7	0.1	(0.7)	38.1	45.0	—	(1.0)	44.0
		$246.8	$0.6	$(2.8)	$244.6	$304.5	$0.2	$(5.3)	$299.4
As of March 31, 2023, our security portfolio consisted of 251 debt securities available-for-sale, including 177 such securities that were in an unrealized loss position but of high credit quality. Unrealized losses on these investments were primarily due to changes in interest rates. We do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of March 31, 2023 or December 31, 2022.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of March 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$49.5	$(0.1)	$—	$—	$49.5	$(0.1)
Corporate debt securities	$125.4	$(1.1)	$307.5	$(4.5)	$432.9	$(5.6)
Securities of government-sponsored entities	$34.3	$(0.2)	$199.5	$(4.2)	$233.8	$(4.4)
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

Accrued interest receivables on debt securities available-for-sale totaled $4.4 million and $4.7 million, respectively, as of March 31, 2023 and December 31, 2022. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the three months ended March 31, 2023 or 2022.
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
The following table presents a summary of investments, which were measured at fair value on a recurring basis.

	March 31, 2023				December 31, 2022
	Fair Value	Leveling			Fair Value	Leveling
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and money market funds	$103.8	$103.8	$—	$—	$262.9	$262.9	$—	$—
Restricted cash	7.8	7.8	—	—	7.8	7.8	—	—
Commercial paper	211.2	—	211.2	—	156.0	—	156.0	—
Corporate debt securities	511.4	—	511.4	—	548.4	—	548.4	—
Securities of government-sponsored entities	312.8	—	312.8	—	321.4	—	321.4	—
Equity security investments	135.7	135.7	—	—	102.1	102.1	—	—
	$1,282.7	$247.3	$1,035.4	$—	$1,398.6	$372.8	$1,025.8	$—
5. Inventories
Inventories consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$6.7	$12.0
Work in process	8.7	5.6
Finished goods	18.0	17.5
Total inventories	$33.4	$35.1
6. Goodwill and Intangible Assets
Goodwill
The following table presents the changes in the carrying amount of goodwill.

(in millions)	Amount
Balance as of December 31, 2022	$5.4
Foreign currency translation adjustments	0.2
Balance as of March 31, 2023	$5.6

Intangible Assets
The following table presents information relating to our recognized intangible assets as of March 31, 2023.

(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$35.1	$1.4	$33.7
Acquired IPR&D	Indefinite	$3.5	$—	3.5
Total intangible assets, net				$37.2
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of March 31, 2023.

(in millions)	Amount
2023 (9 months remaining)	$2.6
2024	$3.4
2025	$3.4
2026	$3.4
2027	$3.4
Thereafter	$16.7
7. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$103.8	$270.2
Restricted cash included in other assets	7.8	7.8
Total cash, cash equivalents and restricted cash	$111.6	$278.0
8. Leases
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
In connection with our operating leases, in lieu of a cash security deposits, Wells Fargo Bank, N.A. issued letters of credit on our behalf, which are secured by deposits totaling $7.8 million.

The following table presents supplemental operating lease information for operating leases that have commenced.

	Three Months Ended March 31,
(in millions, except weighted average data)	2023	2022
Operating lease cost	$4.1	$4.1
Cash paid for amounts included in the measurement of operating lease liabilities	$4.4	$4.0

	March 31, 2023	March 31, 2022
Weighted average remaining lease term	7.7 years	8.5 years
Weighted average discount rate	5.3%	5.2%
The following table presents approximate non-cancelable future minimum lease payments under operating leases as of March 31, 2023.

(in millions)	Amount (1)
2023 (9 months remaining)	$13.5
2024	17.4
2025	15.9
2026	15.7
2027	16.0
Thereafter	54.4
Total operating lease payments	132.9
Less accreted interest	24.9
Total operating lease liabilities	108.0
Less current operating lease liabilities included in other current liabilities	17.6
Noncurrent operating lease liabilities	$90.4
_________________________
(1) Amounts presented in the table above exclude $17.2 million for 2024, $33.3 million for 2025, $41.9 million for 2026, and $479.7 million thereafter of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.
9. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rate convertible senior notes due May 15, 2024, or the 2024 Notes, and entered into the 2017 Indenture with respect to the 2024 Notes. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash.
The following table presents a summary of the 2024 Notes as of March 31, 2023.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(0.9)	$169.5	$229.5	Level 2
The following table presents a summary of the 2024 Notes as of December 31, 2022.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(1.0)	$169.4	$268.0	Level 2

The following table presents a summary of the interest expense of the 2024 Notes.

	Three Months Ended March 31,
(in millions)	2023	2022
Coupon interest	$0.9	$2.2
Amortization of debt discount and issuance costs	0.2	0.4
Total interest expense	$1.1	$2.6
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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of March 31, 2023) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of March 31, 2023) on each applicable trading day;
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
Upon conversion, holders will receive the principal amount of their 2024 Notes in cash and any conversion premium, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in either cash or shares of our common stock.
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

10. (Loss) Earnings per Share
(Loss) earnings per share was calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2023	2022
Net (loss) income - basic and diluted	$(76.6)	$13.9
Weighted-average shares outstanding:
Basic	97.1	95.3
Effect of dilutive securities:
Stock options	—	1.5
Restricted stock	—	0.3
2024 Notes	—	0.5
Diluted	97.1	97.6

(Loss) earnings per share, basic	$(0.79)	$0.15
(Loss) earnings per share, diluted	$(0.79)	$0.14

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	15.5	6.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Business Highlights
In the first quarter of 2023, we provided BIAL with written notice of termination of the license agreement to commercialize and market ONGENTYS® (opicapone), an approved adjunctive therapy for patients with Parkinson's disease, in the United States and Canada. We determined that continued commercialization of ONGENTYS is unsustainable. The termination is anticipated to be effective in December 2023. We intend to work with BIAL to ensure an orderly transition of the commercialization of ONGENTYS and to ensure patients have continued access to ONGENTYS.
Pipeline Highlights
Expanded strategic partnership with Voyager Therapeutics Inc., or Voyager, to advance multiple gene therapy programs, each enabled by Voyager's next-generation TRACERTM capsids, for the treatment of neurological diseases. Upfront fee associated with the agreement totaled $175.0 million, including an equity investment valued at $31.3 million on the transaction date, with the remaining $143.9 million of the purchase price, which includes the applicable transaction costs, expensed as in-process research and development in the first quarter of 2023.
Impacts of Macro-Economic Factors on Our Business
COVID-19 Global Pandemic.
We continue to monitor the impact of the COVID-19 pandemic on our business. The extent to which COVID-19 may impact our financial condition and results of operations remains uncertain and is dependent on numerous evolving factors. For more information on the risks and uncertainties associated with the evolving effects of COVID-19 on our business, refer to Part II Item 1A. Risk Factors.

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
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Revenues
Net Product Sales by Sales Product.

	Three Months Ended March 31,
(in millions)	2023	2022
INGREZZA	$410.4	$302.6
Other	4.9	2.4
Total net product sales	$415.3	$305.0
Compared with the comparable period last year, the increase in total net product sales primarily reflected increased INGREZZA net product sales driven by record total prescriptions on higher customer demand and increased commercial activities.
Collaboration Revenues by Category.

	Three Months Ended March 31,
(in millions)	2023	2022
Total collaboration revenues	$5.1	$5.6
Collaboration revenues primarily consist of royalties earned at tiered percentage rates on AbbVie net sales of elagolix and, beginning in June 2022, MTPC net sales of DYSVAL.
Operating Expenses
Cost of Revenues.

	Three Months Ended March 31,
(in millions)	2023	2022
Cost of revenues	$8.5	$4.6
Compared with the comparable period last year, the increase in cost of revenues primarily reflected increased INGREZZA net product sales driven by record total prescriptions on higher customer demand and increased commercial activities, increased manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with MTPC, and amortization costs related to our acquired intangible assets.

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

	Three Months Ended March 31,
(in millions)	2023	2022
Late stage	$30.1	$14.4
Early stage	28.9	16.6
Research and discovery	20.8	15.9
Milestone	—	7.3
Payroll and benefits	47.8	37.3
Facilities and other	11.9	10.7
Total research and development	$139.5	$102.2
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable period last year, late-stage expenses primarily reflected increased investment in our Phase III programs for crinecerfont in CAH and valbenazine in schizophrenia.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable period last year, early-stage expenses primarily reflected increased investment in our Phase II programs for NBI-1117568 in schizophrenia, NBI-921352 in epilepsy and luvadaxistat in schizophrenia.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, research and discovery expenses primarily reflected increased investment in our preclinical development programs, including our epilepsy, VMAT2 and gene therapy programs.
Milestone. Consists of milestone expenses incurred in connection with our collaborative arrangements.
Milestone expenses for the first quarter of 2022 reflected $7.3 million of expense recognized in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
Compared to the comparable period last year, payroll and benefits expenses primarily reflected higher headcount, including an increase of $1.3 million in non-cash stock-based compensation expense.
Acquired In-Process Research and Development, or IPR&D.

	Three Months Ended March 31,
(in millions)	2023	2022
Acquired in-process research and development	$143.9	$—
In the first quarter of 2023, we recognized $143.9 million of IPR&D expense in connection with our payment of the upfront fee pursuant to our expanded strategic partnership with Voyager.

Selling, General and Administrative, or SG&A.

	Three Months Ended March 31,
(in millions)	2023	2022
Selling, general and administrative	$242.7	$200.7
Compared with the comparable period last year, SG&A expenses primarily reflected increased payroll and benefits expenses on higher headcount, including the deployment of our expanded sales force in April 2022 and an increase of $1.6 million in non-cash stock-based compensation expense, and continued investment in our commercial initiatives.
Other Income (Expense), Net.

	Three Months Ended March 31,
(in millions)	2023	2022
Interest expense	$(1.1)	$(2.6)
Unrealized gain on equity security investments	2.2	19.9
Investment income and other, net	9.8	1.0
Total other income, net	$10.9	$18.3
Compared with the comparable period last year, other income, net, primarily reflected periodic fluctuations in the fair values of our equity security investments and increased interest income on our debt security investments.
(Benefit from) Provision for Income Taxes.

	Three Months Ended March 31,
(in millions)	2023	2022
(Benefit from) provision for income taxes	$(26.7)	$7.5
The effective tax rate for the first quarter of 2023 varied from the federal and state statutory rates primarily due to excess tax benefits related to stock-based compensation. For the comparable period last year, the effective tax rate varied from the federal and state statutory rates primarily due to excess tax expense related to stock-based compensation.
Net (Loss) Income.

	Three Months Ended March 31,
(in millions)	2023	2022
Net (loss) income	$(76.6)	$13.9
Compared with the comparable period last year, the net loss for the first quarter of 2023 primarily reflected increased upfront payments pursuant to our expanded strategic partnership with Voyager and continued investment in our commercial initiatives and expanded clinical portfolio, partially offset by increased INGREZZA net product sales.

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
Information Regarding Our Financial Condition.

(in millions)	March 31, 2023	December 31, 2022
Total cash, cash equivalents and marketable securities	$1,139.2	$1,288.7
Working Capital:
Total current assets	$1,432.8	$1,453.5
Less total current liabilities	374.1	537.7
Total working capital	$1,058.7	$915.8
Information Regarding Our Cash Flows.

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities	$(125.2)	$(40.5)
Cash flows from investing activities	(42.1)	(31.6)
Cash flows from financing activities	8.2	6.1
Change in cash, cash equivalents and restricted cash	$(159.1)	$(66.0)
Cash Flows from Operating Activities. Compared with the comparable period last year, cash flows from operating activities primarily reflected increased upfront payments pursuant to our expanded strategic partnership with Voyager, increased INGREZZA net product sales, and continued investment in our commercial initiatives and expanded clinical portfolio.
Cash Flows from Investing Activities. Periodic fluctuations in cash flows from investing activities primarily reflect timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
Cash flows from investing activities for the periods presented also reflected equity investments of $31.3 million in Voyager in the first quarter of 2023 and $7.7 million in Xenon Pharmaceuticals, Inc. in the comparable period last year.
Cash Flows from Financing Activities. Cash flows from financing activities reflected proceeds from issuances of our common stock for all periods presented.
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
•the commercial success of INGREZZA, ORILISSA, ORIAHNN and/or DYSVAL;
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
•competing technological and market developments; and
•developments related to any future litigation.
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $16.9 billion upon the achievement of certain event-based milestones.
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
Refer to Note 8 to the condensed consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of March 31, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.
At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. With respect to the 2024 Notes, unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $3.8 million in 2023 and $1.9 million in 2024 and pay the aggregate principal amount outstanding of $170.4 million upon maturity of the 2024 Notes.
The 2024 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by us. There are customary events of default with respect to the 2024 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2024 Notes would become due and payable.
Refer to Note 9 to the condensed consolidated financial statements for more information on the 2024 Notes.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on March 31, 2023, it would not have had a material effect on the fair value of our investment portfolio as of that date.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
During 2021, 2022, and 2023, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., (iv) Sandoz Inc. and (v) Zydus Pharmaceuticals (USA) Inc. that each company had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by the manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the United States District Court for the District of Delaware during 2021 and 2022, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), collectively, "Teva", (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed) and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed). Sandoz Inc. has been joined in the cases against Crystal Pharmaceutical (Suzhou) Co., Ltd. and Crystal Pharmatech Co., Ltd. In the first quarter of 2023, we entered into an agreement with Teva resolving the patent litigation and the cases have been dismissed. These remaining cases have been consolidated in the United States District Court for the District of Delaware and the trial is currently scheduled for January 2, 2024.
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
We also filed suit in the United States District Court for the District of Delaware and in the District of New Jersey during 2023 against Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC.
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
Item 1A. Risk Factors
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Summary Risk Factors
We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•We may not be able to continue to successfully commercialize INGREZZA or any of our other products, or any of our product candidates if they are approved in the future.
•If physicians and patients do not continue to accept INGREZZA or do not accept any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
•Governmental and third-party payors may impose additional sales and pharmaceutical pricing controls on our products, further limit coverage and/or reimbursement for our products or make decisions that adversely impact the status of our products for governmental reimbursement that could negatively impact our product revenues and impact or delay sustained profitability.
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
•Several of our planned clinical trial sites have been impacted and are no longer available as a result of the conflict between Russia and Ukraine.
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
•If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA or any of our other products, or any product candidate approved by the FDA in the future.
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
•Health care reform, drug pricing measures and other legislative initiatives could adversely affect our business.
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

Risks Related to Our Company
*We may not be able to continue to successfully commercialize INGREZZA or any of our other products, or any of our product candidates if they are approved in the future.
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities in the past four years, including the expansion of our specialty sales force, which we announced in the third quarter of 2021 and completed in April 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA or any of our other products, or any product candidate approved by the FDA in the future.
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics. In parts of the country, some hospitals, community mental health facilities, and other healthcare facilities continue to have policies that limit access of our sales representatives, medical affairs personnel and patients to such facilities. These policies are likely to change from time to time as communities or regions grapple with outbreaks. These facilities also may be facing staffing shortages that impact their ability to see patients and conduct necessary screenings. In addition, many health care practitioners have adopted telehealth for patient interactions, which may impact the ability of the health care practitioner to screen for and diagnose tardive dyskinesia. Further, during the COVID-19 pandemic, the use of physician telehealth services increased significantly, fueled by an expansion of coverage and reimbursement from government and other payors. The limitations that telehealth places on the ability to conduct a thorough visual and physical examination may impact the ability of providers to screen for movement disorders, leading to potentially fewer patients to be diagnosed and referred for treatment. The ultimate impact of the COVID-19 pandemic, including any lasting effects on the way we conduct our business, is highly uncertain and subject to continued change. If we fail to maintain successful marketing, sales and reimbursement capabilities, our product revenues may suffer.
*If physicians and patients do not continue to accept INGREZZA or do not accept any of our other products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
The commercial success of INGREZZA or any of our other products will depend upon the acceptance of those products as safe and effective by the medical community and patients.
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

*Governmental and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products or impose policies and/or make decisions regarding the status of our products that could limit our product revenues and delay sustained profitability.
Our ability to continue to commercialize INGREZZA successfully or any of our other products, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of health care and the price of prescription drugs through various means may impact our revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.
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
There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs or indications, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, we could also be subject to amendments in our rebate agreements with pharmaceutical benefit managers that require us to pay larger rebate amounts or modify our formulary position, which could have a material adverse effect on our business. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, governmental authorities could make a decision that adversely impacts the status of one of our products, which could impact the eligibility and/or the amount of government reimbursement for that product.
As a pharmaceutical manufacturer, we are subject to various federal statutes and regulations requiring the reporting of price data and the subsequent provision of concessions to certain purchasers/payors, including state Medicaid programs. Federal agencies issue guidance to manufacturers related to the interpretation of laws and regulations, and this guidance has changed and may change or be updated over time. In interpreting these laws, regulations and guidance, manufacturers may make reasonable assumptions to fill gaps, and these reasonable assumptions may need to be updated upon issuance of additional agency guidance.
If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may be unable to successfully commercialize INGREZZA or any of our other products, or any other product candidate for which we obtain marketing approval in the future. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, a majority of our current revenue is derived from federal healthcare program payors, including Medicare and Medicaid. Thus, changes in government reimbursement policies, government negotiation of the price of any of products, reductions in payments and/or our suspension or exclusion from participation in federal healthcare programs could have a material adverse effect on our business.

Further, during the COVID-19 pandemic, the use of physician telehealth services has rapidly increased, fueled by an unprecedented expansion of coverage and reimbursement for telehealth services across public and private insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading to fewer patients being diagnosed and/or treated.
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
We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, uterine fibroids, classic congenital adrenal hyperplasia, pain, Parkinson’s disease and other neurology, neuroendocrinology and neuropsychiatry-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.
•INGREZZA competes with AUSTEDO® (deutetrabenazine), which was approved by the FDA for the treatment of tardive dyskinesia in adults in August 2017 and is marketed by Teva Pharmaceutical Industries, and several clinical development-stage programs targeting tardive dyskinesia and related movement disorders. A once-daily dosing of AUSTEDO was introduced in February 2023. Additionally, there are a number of commercially available medicines used to treat tardive dyskinesia off-label, such as XENAZINE® (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin.
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
Several of our planned clinical trial sites have been impacted and made unavailable as a result of the conflict between Russia and Ukraine.
In February 2022, Russia commenced a military invasion of Ukraine. We had planned clinical trial sites in both Russia and Ukraine, but no patients yet enrolled. Ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities in Russia and Ukraine. Alternative clinical trial sites that would fully and timely compensate for our planned clinical trial activities in Ukraine and Russia are not available and we may need to find other countries in which to conduct such activities. Our planned clinical development timelines for valbenazine and luvadaxistat could be significantly delayed, which would increase our development costs and delay the development and/or regulatory approval process of such product candidates and jeopardize our ability to commence product sales and generate revenues.
*We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. In addition, we collaborate with Xenon Pharmaceuticals, Inc. for the development of NBI-921352, Idorsia Pharmaceuticals Ltd. for the development of NBI-827104, Takeda Pharmaceutical Company Limited for the development of luvadaxistat, NBI-1065845 and NBI-1065846, Heptares Therapeutics Limited for the development of NBI-1117568 and Voyager Therapeutics, Inc. for the research and development of gene therapy products.

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
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson’s disease patients, and in September 2020, we launched the commercial sale of ONGENTYS with our existing commercial infrastructure. The successful commercialization of ONGENTYS is subject to many risks, including a number of factors that are outside our control. We may be unable to train our employees and effectively communicate with potential prescribers; health care practitioners may not prescribe ONGENTYS; and patients may be unwilling to use ONGENTYS if insurance coverage is not provided or reimbursement is inadequate. In the first quarter of 2023, we provided notice to terminate our license to commercialize ONGENTYS.

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
As of March 31, 2023, we had approximately 1,300 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees, and may take time away from running other aspects of our business, including development and commercialization of our product candidates.
Our future financial performance and our ability to commercialize INGREZZA and any of our other products, or any of our product candidates that receive regulatory approval in the future, will partially depend on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
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

*If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA or any of our other products, or any product candidate approved by the FDA in the future.
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA or any of our other products, or any product candidate approved by the FDA in the future. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given effects of the COVID-19 pandemic, as well as the competition among biotechnology, pharmaceutical and health care companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
*We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, ONGENTYS, or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Establishing internal commercial manufacturing capabilities would require significant time and resources, and we may not be able to timely or successfully establish such capabilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA and ONGENTYS. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA and ONGENTYS. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers, including BIAL and its suppliers, might not comply with FDA regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:
•contract manufacturers may encounter difficulties in achieving volume production, quality control or quality assurance, and also may experience shortages in qualified personnel or materials and ingredients necessary to conduct their operations. As a result, our contract manufacturers might not be able to meet our clinical schedules or adequately manufacture our products in commercial quantities when required;
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
The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, or may make mistakes in the conduct of our trials.
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
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of March 31, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of March 31, 2023, we had an accumulated deficit of $483.4 million as a result of historical operating losses.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the Inflation Reduction Act, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the COVID-19 pandemic and the conflict between Russia and Ukraine. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.
Effective January 1, 2022, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the United States and over 15 years for research activities conducted outside the United States. Unless the United States Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the United States.
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
Our net operating loss, or NOL, carryforwards generated in tax years beginning on or prior to December 31, 2017, are only permitted to be carried forward for 20 years under applicable United States tax law. Under current law, our federal NOLs generated in tax years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax laws. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Based on completed Section 382 analysis done, we do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $76 per share to approximately $126 per share.

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
•developments related to the FDA, CMS and foreign regulatory agencies;
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 81% of our total product revenue for the three months ended March 31, 2023 and approximately 79% of our accounts receivable balance as of March 31, 2023. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.

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
•the commercial success of INGREZZA, ORILISSA, ORIAHNN, DYSVAL, and/or any of our other products;
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of March 31, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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
Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. As a result, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA or any of our other products. In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. Our employees have resumed in-person interactions and have returned to the office under flexible work guidelines. However, as the effects of the pandemic continue to evolve, a remote work model may nevertheless need to be reinstated at some point in the future. The effects of a remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend on our ability to conduct our business in the ordinary course. Remote work may also create increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. In addition, we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations due to the COVID-19 pandemic could negatively impact our business, operating results and financial condition.
In addition, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety. Some patients may not be able to comply with clinical trial protocols and our ability to recruit and retain patients, principal investigators and site staff may be hindered, which would adversely impact our clinical trial operations.
The ultimate effects of the COVID-19 pandemic or a similar health pandemic or epidemic is highly uncertain and subject to continued change and these effects could have a material impact on our operations, or the operations of third parties on whom we rely.

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
*Enacted health care reform, drug pricing measures and other recent legislative initiatives could adversely affect our business.
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, comprehensive drug pricing legislation has been enacted by the Federal government to implement government control over the pricing of prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is also subject to government control. Additionally, other federal and state legislation impose obligations on manufacturers of pharmaceutical products, among others, related to disclosure of new drug products introduced to the market and increases in drug prices above a specified threshold.

For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things, (1) directs the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost to $2,000 and through a newly established manufacturer discount program. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.
While the IRA targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we believe we will qualify for the small biotech manufacturer exception that is set to expire in 2029. However, the qualification for this exception is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exception or the potential loss of this exception, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.
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
Other legislative changes have been adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act and Consolidated Appropriations Act of 2023, will remain in effect until 2032. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequestration. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
*Proposed health care reform, drug pricing measures and other prospective legislative initiatives could adversely affect our business.
The United States and some foreign jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. The business and financial condition of pharmaceutical and biotechnology companies may be affected by the efforts of governmental and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Inflation Reduction Act, enacted in 2022. We expect that there will continue to be a number of federal and state proposals to implement additional government controls over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals.

The heightened governmental scrutiny over pharmaceutical pricing practices has resulted in several Congressional hearings and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state laws that require disclosure of price increases above certain identified thresholds as well as of new commercial launches in the state; state laws that create Prescription Drug Price Affordability Boards to review or attempt to cap drug spending; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug take back” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to breakdown, malicious intrusion, security breaches, ransomware attacks, social engineering attacks, supply-chain attacks, and other cyber-attacks. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, as well as our ability to conduct clinical trials. Ransomware attacks are also becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, if the COVID-19 or another future pandemic requires us to reinstate a remote workforce model, our information technology systems and data will be at increased risk as more of our employees work from home, utilizing network connections outside our premises.
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on February 10, 2023

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

10.1+	Description:	Employment Agreement dated October 28, 2014 between the Company and Darin Lippoldt

10.2**	Description:	Collaboration and License Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company

10.3	Description:	Stock Purchase Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company

10.4	Description:	Amended and Restated Investor Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: May 3, 2023	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)