Form 10-Q
period 2023-06-30
NEUROCRINE BIOSCIENCES INC
filed 2023-08-01
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 97,652,450 as of July 26, 2023.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$160.2	$262.9
Debt securities available-for-sale	816.5	726.4
Accounts receivable	387.6	350.0
Inventories, net	31.7	35.1
Other current assets	100.6	79.1
Total current assets	1,496.6	1,453.5
Deferred tax assets	379.0	305.9
Debt securities available-for-sale	342.6	299.4
Right-of-use assets	83.5	87.0
Equity security investments	173.0	102.1
Property and equipment, net	65.6	58.6
Intangible assets, net	36.9	37.2
Other assets	35.9	25.0
Total assets	$2,613.1	$2,368.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$391.6	$347.6
Convertible senior notes	169.7	169.4
Other current liabilities	21.2	20.7
Total current liabilities	582.5	537.7
Noncurrent operating lease liabilities	89.1	93.5
Other long-term liabilities	88.5	29.7
Total liabilities	760.1	660.9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; 97.6 million and 96.5 million shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,241.9	2,122.4
Accumulated other comprehensive loss	(1.1)	(7.9)
Accumulated deficit	(387.9)	(406.8)
Total stockholders’ equity	1,853.0	1,707.8
Total liabilities and stockholders’ equity	$2,613.1	$2,368.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues:
Net product sales	$446.3	$352.0	$861.6	$657.0
Collaboration revenues	6.4	26.2	11.5	31.8
Total revenues	452.7	378.2	873.1	688.8
Operating expenses:
Cost of revenues	11.5	4.8	20.0	9.4
Research and development	145.8	135.9	285.3	238.1
Acquired in-process research and development	—	—	143.9	—
Selling, general and administrative	221.8	182.8	464.5	383.5
Total operating expenses	379.1	323.5	913.7	631.0
Operating income (loss)	73.6	54.7	(40.6)	57.8
Other income (expense):
Interest expense	(1.3)	(2.2)	(2.4)	(4.8)
Unrealized gain (loss) on equity security investments	37.3	(7.4)	39.5	12.5
Loss on extinguishment of convertible senior notes	—	(70.0)	—	(70.0)
Investment income and other, net	12.0	1.6	21.8	2.6
Total other income (loss), net	48.0	(78.0)	58.9	(59.7)
Income (loss) before provision for (benefit from) income taxes	121.6	(23.3)	18.3	(1.9)
Provision for (benefit from) income taxes	26.1	(6.4)	(0.6)	1.1
Net income (loss)	95.5	(16.9)	18.9	(3.0)
Foreign currency translation adjustments, net of tax	0.9	—	2.1	—
Unrealized gain (loss) on debt securities available-for-sale, net of tax	0.7	(2.9)	4.7	(10.5)
Comprehensive income (loss)	$97.1	$(19.8)	$25.7	$(13.5)
Earnings (loss) per share:
Basic	$0.98	$(0.18)	$0.19	$(0.03)
Diluted	$0.95	$(0.18)	$0.19	$(0.03)
Weighted-average shares outstanding:
Basic	97.6	95.6	97.4	95.4
Diluted	100.2	95.6	100.3	95.4
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at March 31, 2023	97.5	$0.1	$2,170.5	$(2.7)	$(483.4)	$1,684.5
Net income	—	—	—	—	95.5	95.5
Other comprehensive income, net of tax	—	—	—	1.6	—	1.6
Stock-based compensation expense	—	—	68.5	—	—	68.5
Issuances of common stock under stock plans	0.1	—	2.9	—	—	2.9
Balances at June 30, 2023	97.6	$0.1	$2,241.9	$(1.1)	$(387.9)	$1,853.0

Balances at March 31, 2022	95.5	$0.1	$1,947.7	$(9.3)	$(547.4)	$1,391.1
Net loss	—	—	—	—	(16.9)	(16.9)
Other comprehensive loss, net of tax	—	—	—	(2.9)	—	(2.9)
Stock-based compensation expense	—	—	49.5	—	—	49.5
Issuances of common stock under stock plans	0.1	—	2.6	—	—	2.6
Balances at June 30, 2022	95.6	$0.1	$1,999.8	$(12.2)	$(564.3)	$1,423.4

Balance at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net income	—	—	—	—	18.9	18.9
Other comprehensive income, net of tax	—	—	—	6.8	—	6.8
Stock-based compensation expense	—	—	108.4	—	—	108.4
Issuances of common stock under stock plans	1.1	—	11.1	—	—	11.1
Balance at June 30, 2023	97.6	$0.1	$2,241.9	$(1.1)	$(387.9)	$1,853.0

Balance at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net loss	—	—	—	—	(3.0)	(3.0)
Other comprehensive loss, net of tax	—	—	—	(10.5)	—	(10.5)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	86.5	—	—	86.5
Issuances of common stock under stock plans	0.7	—	8.7	—	—	8.7
Balance at June 30, 2022	95.6	$0.1	$1,999.8	$(12.2)	$(564.3)	$1,423.4
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income (loss)	$18.9	$(3.0)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation expense	108.4	86.5
Depreciation	8.3	7.2
Amortization of debt issuance costs	0.4	0.8
Amortization of intangible assets	1.8	—
Changes in fair value of equity security investments	(39.5)	(12.5)
Deferred income taxes	(73.1)	(3.4)
Loss on extinguishment of convertible senior notes	—	70.0
Other	(6.7)	2.3
Change in operating assets and liabilities:
Accounts receivable	(37.5)	(93.5)
Inventories	3.4	1.2
Accounts payable and accrued liabilities	22.9	44.2
Other assets and liabilities, net	47.1	(2.2)
Cash flows from operating activities	54.4	97.6

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(530.0)	(253.7)
Sales and maturities of debt securities available-for-sale	408.6	277.6
Purchases of equity security investments	(31.3)	(7.7)
Capital expenditures	(15.3)	(16.4)
Cash flows from investing activities	(168.0)	(0.2)

Cash flows from financing activities:
Issuances of common stock under benefit plans	11.1	8.7
Repurchase of convertible senior notes	—	(279.0)
Cash flows from financing activities	11.1	(270.3)
Change in cash, cash equivalents and restricted cash	(102.5)	(172.9)
Cash, cash equivalents and restricted cash at beginning of period	270.7	344.0
Cash, cash equivalents and restricted cash at end of period	$168.2	$171.1

Supplemental disclosures:
Non-cash capital expenditures	$0.8	$0.9
Right-of-use assets acquired through operating leases	$1.8	$—
Cash paid for interest	$1.9	$4.6
Cash paid for income taxes	$3.4	$3.1
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
Strategic investments. We account for certain equity investments subject to the equity method of accounting, or through which we have the ability to exercise significant influence (but not control) over the operating and financial policies of an investee, under the fair value option. In assessing whether we exercise significant influence, we consider the nature and magnitude of such an investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors, such as the presence of a collaborative or other business relationship. Such investments are currently classified within Level 1 of the fair value hierarchy and carried at fair value, with any changes in the fair value of such investments recognized in earnings.
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
Takeda Pharmaceutical Company Limited, or Takeda. In 2020, we entered into an exclusive license agreement with Takeda, pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1065845, NBI-1065846 and four non-clinical stage compounds. Luvadaxistat and the four non-clinical stage compounds have each been designated as a royalty-bearing product. NBI-1065845 and NBI-1065846 are currently each designated as a profit-share product. We are responsible for all manufacturing, development and commercialization costs of any royalty-bearing product. With respect to NBI-1065845 and NBI-1065846, we and Takeda will equally share in the operating profits and losses. Takeda retains the rights to opt-out of the profit-sharing arrangements, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to such compounds and receive royalties on the future net sales of such compounds (in lieu of equally sharing in the operating profits and losses). Takeda may elect to exercise such opt-out right for such compound immediately following the completion of a second Phase II clinical trial for such compound, or, under certain circumstances related to the development and commercialization activities to be performed by us, before the initiation of a Phase III clinical trial for such compound.
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

In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of approximately 4.4 million shares of Voyager common stock (at $8.88 per share), or the 2023 Purchased Shares, which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine, was appointed to Voyager's board of directors with an initial term expiring in 2024. Mr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our strategic investment in Voyager became subject to the equity method of accounting following our purchase of the 2023 Purchased Shares, after which, together with the 2019 Purchased Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our strategic investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Purchased Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in the first quarter of 2023 as the license had no foreseeable alternative future use. We recognized unrealized gains of $32.1 million and $41.3 million, respectively, on our strategic investment in Voyager for the second quarter and first six months of 2023. As of June 30, 2023, the fair value (Level 1) of our strategic investment in Voyager was $98.2 million.
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
In August 2018, AbbVie launched ORILISSA® (elagolix tablets) in the United States for the treatment of moderate to severe pain associated with endometriosis. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $4.2 million and $5.2 million, respectively, for the second quarter of 2023 and 2022 and $7.9 million and $9.4 million, respectively, for the first six months of 2023 and 2022.

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

		June 30, 2023				December 31, 2022
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$223.7	$—	$—	$223.7	$156.2	$—	$(0.2)	$156.0
Corporate debt securities	0 to 1 years	263.7	—	(2.4)	261.3	296.2	—	(3.2)	293.0
Securities of government-sponsored entities	0 to 1 years	333.7	—	(2.2)	331.5	283.4	—	(6.0)	277.4
		$821.1	$—	$(4.6)	$816.5	$735.8	$—	$(9.4)	$726.4

Corporate debt securities	1 to 3 years	$268.5	$0.1	$(2.9)	$265.7	$259.5	$0.2	$(4.3)	$255.4
Securities of government-sponsored entities	1 to 3 years	78.1	—	(1.2)	76.9	45.0	—	(1.0)	44.0
		$346.6	$0.1	$(4.1)	$342.6	$304.5	$0.2	$(5.3)	$299.4
Unrealized losses on our available-for-sale debt security investments were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of June 30, 2023 or December 31, 2022.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of June 30, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$248.0	$(2.4)	$225.8	$(2.9)	$473.8	$(5.3)
Securities of government-sponsored entities	$262.8	$(2.3)	$76.3	$(1.1)	$339.1	$(3.4)
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
Accrued interest receivables on debt securities available-for-sale totaled $5.6 million and $4.7 million, respectively, as of June 30, 2023 and December 31, 2022. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the first six months of 2023 or 2022.

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
The following table presents a summary of investments, which were measured at fair value on a recurring basis.

	June 30, 2023				December 31, 2022
	Fair Value	Leveling			Fair Value	Leveling
(in millions)		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Cash and money market funds	$160.2	$160.2	$—	$—	$262.9	$262.9	$—	$—
Restricted cash	8.0	8.0	—	—	7.8	7.8	—	—
Commercial paper	223.7	—	223.7	—	156.0	—	156.0	—
Corporate debt securities	527.0	—	527.0	—	548.4	—	548.4	—
Securities of government-sponsored entities	408.4	—	408.4	—	321.4	—	321.4	—
Equity security investments	173.0	173.0	—	—	102.1	102.1	—	—
	$1,500.3	$341.2	$1,159.1	$—	$1,398.6	$372.8	$1,025.8	$—
5. Inventories, net
Inventories, net, consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$10.4	$12.0
Work in process	6.3	5.6
Finished goods	15.0	17.5
Total inventories, net	$31.7	$35.1
6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill.

(in millions)	Amount
Balance as of December 31, 2022	$5.4
Foreign currency translation adjustments	0.3
Balance as of June 30, 2023	$5.7
The following table presents information relating to our recognized intangible assets as of June 30, 2023.

(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$35.7	$2.3	$33.4
Acquired IPR&D	Indefinite	$3.5	$—	3.5
Total intangible assets, net				$36.9

The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of June 30, 2023.

(in millions)	Amount
2023 (6 months remaining)	$1.8
2024	$3.6
2025	$3.6
2026	$3.6
2027	$3.6
Thereafter	$17.2
7. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2023	June 30, 2022
Cash and cash equivalents	$160.2	$163.3
Restricted cash included in other assets	8.0	7.8
Total cash, cash equivalents and restricted cash	$168.2	$171.1
8. Leases
Our operating leases that have commenced have terms that expire beginning 2025 through 2031 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our operating lease right-of-use, or ROU, assets or operating lease liabilities.
In connection with our operating leases, in lieu of a cash security deposits, Wells Fargo Bank, N.A. issued letters of credit on our behalf, which are secured by deposits totaling $7.8 million.
The following table presents supplemental operating lease information for operating leases that have commenced.

	Six Months Ended June 30,
(in millions, except weighted average data)	2023	2022
Operating lease cost	$8.2	$8.2
Cash paid for amounts included in the measurement of operating lease liabilities	$8.8	$8.2

	June 30, 2023	June 30, 2022
Weighted average remaining lease term	7.4 years	8.3 years
Weighted average discount rate	5.4%	5.3%

The following table presents approximate non-cancelable future minimum lease payments under operating leases as of June 30, 2023.

(in millions)	Amount (1)
2023 (6 months remaining)	$9.1
2024	18.5
2025	17.0
2026	15.7
2027	16.0
Thereafter	54.4
Total operating lease payments	130.7
Less accreted interest	23.9
Total operating lease liabilities	106.8
Less current operating lease liabilities included in other current liabilities	17.7
Noncurrent operating lease liabilities	$89.1
_________________________
(1) Amounts presented in the table above exclude $17.2 million for 2024, $33.3 million for 2025, $41.9 million for 2026, $43.2 million for 2027 and $436.5 million thereafter of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.
New Campus Facility. On February 8, 2022, we entered into a lease agreement for a new four-building campus facility in San Diego, California. This campus facility, comprised of office space and research and development laboratories, will serve as our new corporate headquarters upon completion of its construction. Under the terms of the lease, we also secured a six-year option for the construction of a fifth building and an option to purchase the entire campus in the future.
Under the terms of the lease, on a building-by-building basis, base rent will be subject to a 10-month rent abatement period following the respective lease commencement date. After the rent abatement period, monthly base rent will be $6 per square foot, subject to annual escalations of 3% during the initial 13.6-year lease term, which term we have the option to renew for two additional terms of five years each.
The commencement of this lease for accounting purposes will be determined for each building based upon its readiness for occupancy. On a building-by-building basis, we will recognize a lease liability, corresponding right-of-use asset, and initiate lease expense recognition when this condition has been met.
9. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rate convertible senior notes due May 15, 2024, or the 2024 Notes, and entered into the 2017 Indenture with respect to the 2024 Notes. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash, which resulted in the recognition of an $18.4 million loss on extinguishment. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash, which resulted in the recognition of a $70.0 million loss on extinguishment in the second quarter of 2022.
The following table presents a summary of the 2024 Notes as of June 30, 2023.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(0.7)	$169.7	$215.7	Level 2
The following table presents a summary of the 2024 Notes as of December 31, 2022.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(1.0)	$169.4	$268.0	Level 2

The following table presents a summary of the interest expense of the 2024 Notes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Coupon interest	$1.1	$1.8	$2.0	$4.0
Amortization of debt discount and issuance costs	0.2	0.4	0.4	0.8
Total interest expense	$1.3	$2.2	$2.4	$4.8
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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of June 30, 2023) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of June 30, 2023) on each applicable trading day;
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

10. Earnings (Loss) per Share
Earnings (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income (loss) - basic and diluted	$95.5	$(16.9)	$18.9	$(3.0)
Weighted-average shares outstanding:
Basic	97.6	95.6	97.4	95.4
Effect of dilutive securities:
Stock options	1.6	—	1.7	—
Restricted stock	0.5	—	0.6	—
2024 Notes	0.5	—	0.6	—
Diluted	100.2	95.6	100.3	95.4

Earnings (loss) per share, basic	$0.98	$(0.18)	$0.19	$(0.03)
Earnings (loss) per share, diluted	$0.95	$(0.18)	$0.19	$(0.03)

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	6.7	12.5	5.6	12.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
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
Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Revenues
Net Product Sales by Sales Product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
INGREZZA	$439.7	$349.6	$850.1	$652.2
Other	6.6	2.4	11.5	4.8
Total net product sales	$446.3	$352.0	$861.6	$657.0
Compared with the comparable periods last year, the increase in total net product sales primarily reflected increased INGREZZA net product sales driven by total prescriptions on higher customer demand and increased commercial activities.

Collaboration Revenues by Category.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Royalty revenue	$4.9	$5.2	$9.0	$9.4
Milestone revenue	—	20.0	—	20.0
Other	1.5	1.0	2.5	2.4
Total collaboration revenues	$6.4	$26.2	$11.5	$31.8
Collaboration revenues primarily consist of royalties earned at tiered percentage rates on AbbVie net sales of elagolix and, beginning in June 2022, MTPC net sales of DYSVAL. Milestone revenue for the first six months of 2022 reflected the achievement of a $20.0 million milestone in connection with MTPC's first commercial sale of DYSVAL in Japan in June 2022.
Operating Expenses
Cost of Revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of revenues	$11.5	$4.8	$20.0	$9.4
Compared with the comparable periods last year, the increase in cost of revenues primarily reflected increased amortization costs related to our acquired intangible assets, an increase in our reserves for obsolescence, increased INGREZZA and other net product sales, and increased manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with MTPC.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Late stage	$27.9	$15.7	$58.0	$30.1
Early stage	23.6	21.7	52.5	38.3
Research and discovery	25.7	15.8	46.5	31.7
Milestone	—	30.4	—	37.7
Payroll and benefits	57.4	40.8	105.2	78.1
Facilities and other	11.2	11.5	23.1	22.2
Total research and development	$145.8	$135.9	$285.3	$238.1
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable periods last year, late-stage expenses primarily reflected increased investment in our Phase III programs in CAH.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable periods last year, early-stage expenses primarily reflected increased investment in our Phase II program for NBI-1117568 in schizophrenia and our advancing Phase II programs in psychiatry.

Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, research and discovery expenses primarily reflected increased investment in our preclinical development programs, including our gene therapy, muscarinic, and VMAT2 programs.
Milestone. Consists of milestone expenses incurred in connection with our collaborative arrangements.
Milestone expenses for the first six months of 2022 primarily reflected $30.0 million of expense recognized in connection with the FDA's acceptance of our investigational new drug application for NBI-1117568 for the treatment of schizophrenia in June 2022 and $7.3 million of expense recognized in connection with the FDA's acceptance of our amended KAYAKTM study protocol in January 2022.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
Compared to the comparable periods last year, payroll and benefits expenses for the second quarter and first six months of 2023 primarily reflected higher headcount and increases of $7.6 million and $8.9 million, respectively, in non-cash stock-based compensation expense primarily driven by a charge related to a change in equity grant agreement terms.
Acquired In-Process Research and Development, or IPR&D.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Acquired in-process research and development	$—	$—	$143.9	$—
In the first quarter of 2023, we recognized $143.9 million of IPR&D expense in connection with our payment of the upfront fee pursuant to our expanded strategic partnership with Voyager.
Selling, General and Administrative, or SG&A.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Selling, general and administrative	$221.8	$182.8	$464.5	$383.5
Compared with the comparable periods last year, SG&A expenses for the second quarter and first six months of 2023 primarily reflected continued investment in our commercial initiatives, including our branded direct-to-consumer INGREZZA advertising campaign and deployment of our expanded salesforce in April 2022, and increased payroll and benefits expenses on higher headcount and increases of $11.4 million and $13.0 million, respectively, in non-cash stock-based compensation expense primarily driven by a charge related to a change in equity grant agreement terms.
Other Income (Expense), Net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Interest expense	$(1.3)	$(2.2)	$(2.4)	$(4.8)
Unrealized gain (loss) on equity security investments	37.3	(7.4)	39.5	12.5
Loss on extinguishment of convertible senior notes	—	(70.0)	—	(70.0)
Investment income and other, net	12.0	1.6	21.8	2.6
Total other income (expense), net	$48.0	$(78.0)	$58.9	$(59.7)
Compared with the comparable period last year, the change in other income (expense), net, for first six months of 2023 primarily reflected an increase in the fair value of our equity investment in Voyager, increased interest income on our debt security investments and decreased debt extinguishment charges in connection with the repurchase of our convertible senior notes in the second quarter of 2022.

Provision for (Benefit from) Income Taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Provision for (benefit from) income taxes	$26.1	$(6.4)	$(0.6)	$1.1
The effective tax rate for the second quarter and first six months of 2023 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, the impact of changes in the state effective rate, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable periods last year, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of our convertible senior notes in the second quarter of 2022.
Net Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$95.5	$(16.9)	$18.9	$(3.0)
Compared with the comparable period last year, the change in net income (loss) for first six months of 2023 primarily reflected increased INGREZZA net product sales, an increase in the fair value of our equity investment in Voyager, decreased debt extinguishment charges in connection with the repurchase of our convertible senior notes in the second quarter of 2022 and decreased milestone expenses in connection with our collaboration with Heptares, partially offset by increased upfront payments in connection with our expanded strategic partnership with Voyager in the first quarter of 2023 and continued investment in our commercial initiatives and expanded clinical portfolio.
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
Information Regarding Our Financial Condition.

(in millions)	June 30, 2023	December 31, 2022
Total cash, cash equivalents and marketable securities	$1,319.3	$1,288.7
Working Capital:
Total current assets	$1,496.6	$1,453.5
Less total current liabilities	582.5	537.7
Total working capital	$914.1	$915.8
Information Regarding Our Cash Flows.

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities	$54.4	$97.6
Cash flows from investing activities	(168.0)	(0.2)
Cash flows from financing activities	11.1	(270.3)
Change in cash, cash equivalents and restricted cash	$(102.5)	$(172.9)

Cash Flows from Operating Activities. Compared with the comparable period last year, cash flows from operating activities primarily reflected increased INGREZZA net product sales and lower milestone payments in connection with our collaboration with Heptares, partially offset by higher upfront payments in connection with our expanded strategic partnership with Voyager and continued investment in our commercial initiatives and expanded clinical portfolio.
Cash Flows from Investing Activities. Periodic fluctuations in cash flows from investing activities primarily reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
Cash flows from investing activities for the periods presented also reflected equity investments of $31.3 million in Voyager in the first quarter of 2023 and $7.7 million in Xenon Pharmaceuticals, Inc. in the comparable period last year.
Cash Flows from Financing Activities. Cash flows from financing activities reflected proceeds from issuances of our common stock for all periods presented.
Cash flows from financing activities for the six months ended June 30, 2022 also reflected the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash in the second quarter of 2022.
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
Leases. Our operating leases that have commenced have terms that expire beginning 2025 through 2031 and consist of office space and research and development laboratories, including our corporate headquarters.
On February 8, 2022, we entered into a lease agreement for a new four-building campus facility in San Diego, California. This campus facility, comprised of office space and research and development laboratories, will serve as our new corporate headquarters upon completion of its construction. Under the terms of the lease, we also secured a six-year option for the construction of a fifth building and an option to purchase the entire campus in the future.
Refer to Note 8 to the condensed consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.

Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of June 30, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.
At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. With respect to the 2024 Notes, unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $1.9 million in 2023 and 2024 and pay the aggregate principal amount outstanding of $170.4 million upon maturity of the 2024 Notes.
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
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on June 30, 2023, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We filed suit in the United States District Court for the District of Delaware during 2021, 2022 and 2023, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), collectively, "Teva", (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed) and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed). Sandoz Inc. has been joined in the cases against Crystal Pharmaceutical (Suzhou) Co., Ltd. and Crystal Pharmatech Co., Ltd. The cases filed against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. have been dismissed. The remaining cases have been consolidated in the United States District Court for the District of Delaware and the trial is currently scheduled for January 2, 2024.
We also filed suit in the United States District Court for the District of New Jersey during 2021, 2022 and 2023 against Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC and these cases were dismissed in favor of continued prosecution of the Delaware proceedings against the same entities.
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
•Government and third-party payors may impose additional sales and pharmaceutical pricing controls on our products, further limit coverage and/or reimbursement for our products or make decisions that adversely impact the status of our products for government reimbursement that could negatively impact our product revenues and impact or delay sustained profitability.
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
•We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
•We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA or any of our other products, could materially and adversely affect our ability to successfully commercialize INGREZZA or any of our other products.
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
*Government and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products or impose policies and/or make decisions regarding the status of our products that could limit our product revenues and delay sustained profitability.
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
Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the out-of-pocket cost of our products. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available regardless of whether they are approved by the FDA for that particular use. Coverage decisions by payors for our competitors' products may also impact coverage for our products.
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

There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs or indications, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. In addition, we could also be subject to amendments in our rebate agreements with pharmaceutical benefit managers that require us to pay larger rebate amounts or modify our formulary position, which could have a material adverse effect on our business. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. For example, government authorities could make a decision that adversely impacts the status of one of our products, which could impact the eligibility and/or the amount of government reimbursement for that product.
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
*Several of our planned clinical trial sites have been impacted and made unavailable as a result of the conflict between Russia and Ukraine.
In February 2022, Russia commenced a military invasion of Ukraine. We had planned clinical trial sites in both Russia and Ukraine, but no patients yet enrolled. Ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused us to suspend all planned clinical trial activities in Russia and Ukraine. Alternative clinical trial sites that would fully and timely replace our planned clinical trial activities in Ukraine and Russia have been challenging to obtain. Our planned clinical development timelines for valbenazine and luvadaxistat have been significantly delayed, which has increased our development costs and delayed the development and/or regulatory approval process of such product candidates and could jeopardize our ability to commence product sales and generate revenues.

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
In April 2020, we received FDA approval for ONGENTYS as an adjunctive therapy to levodopa/DOPA decarboxylase inhibitors in adult Parkinson’s disease patients, and in September 2020, we launched the commercial sale of ONGENTYS with our existing commercial infrastructure. The successful commercialization of ONGENTYS is subject to many risks, including a number of factors that are outside our control. We may be unable to convince payors to reimburse for ONGENTYS; and patients may be unwilling to use ONGENTYS if insurance coverage is not provided or reimbursement is inadequate. In the first quarter of 2023, we provided notice to terminate our license to commercialize ONGENTYS. The termination is anticipated to be effective in December 2023.
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
As of June 30, 2023, we had approximately 1,350 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and create and expand new processes and procedures and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
*We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
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
Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of INGREZZA or any of our other products, or our future products and our ability to develop and deliver products on a timely and competitive basis.

*We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA or any of our other products, could materially and adversely affect our ability to successfully commercialize INGREZZA or any of our other products.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients, or API, the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced United States, state and non-United States regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions. We depend on a limited number of suppliers for the production and packaging of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.
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
Certain of the diseases that INGREZZA and our other product candidates are being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for INGREZZA and our other product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.
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
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of June 30, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of June 30, 2023, we had an accumulated deficit of $387.9 million as a result of historical operating losses.
We received FDA approval for INGREZZA for tardive dyskinesia in April 2017 and for ONGENTYS for Parkinson’s disease in April 2020. Our partner AbbVie received FDA approval for ORILISSA for endometriosis in July 2018 and for ORIAHNN for uterine fibroids in May 2020. Additionally, our partner MTPC received Japanese Ministry of Health, Labour and Welfare approval for DYSVAL for the treatment of tardive dyskinesia in March 2022. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or are successful in developing and commercializing any of our other product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the Inflation Reduction Act, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the conflict between Russia and Ukraine. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
In addition, new income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the United States tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future United States tax expense.

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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, has negatively affected the stock market and investor sentiment and has resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $89 per share to approximately $129 per share.

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
•announcements of technological innovations or new therapeutic products by us or others, including our competitors;
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
•government regulation, including the Inflation Reduction Act;
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 91% of our total product revenue for the six months ended June 30, 2023 and approximately 96% of our accounts receivable balance as of June 30, 2023. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.

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
•costs associated with securing adequate coverage and reimbursement for our products;
•competing technological and market developments;
•developments related to any future litigation;
•the cost of commercialization activities and arrangements, including advertising campaigns;
•the cost of manufacturing our product candidates;
•the impact of the COVID-19 pandemic on our business; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of June 30, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of government and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, comprehensive drug pricing legislation enacted by the Federal government implements, for the first time, government control over the pricing of certain prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is also subject to government control. Additionally, other federal and state laws impose obligations on manufacturers of pharmaceutical products, among others, related to disclosure of new drug products introduced to the market and increases in drug prices above a specified threshold.

For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things: (1) directs the Secretary of the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost to $2,000 and through a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and updated and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in 2023, although aspects of the law are subject to legal challenges. It is currently unclear how the IRA will be implemented; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.
While the IRA targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we believe we will qualify for the small biotech exception from negotiation that is set to expire in 2029. However, the qualification for this exception is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exception or the potential loss of this exception, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including Prescription Drug Affordability Boards, price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of these cost containment measures may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs, particularly since the majority of our current revenue is derived from federal healthcare programs, including Medicare and Medicaid.
*Proposed health care reform, drug pricing measures and other prospective legislative initiatives could adversely affect our business.
The United States and some foreign jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. The business and financial condition of pharmaceutical and biotechnology companies may be affected by the efforts of government and third-party payors to contain or reduce the costs of health care and to lower drug prices. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the Inflation Reduction Act, enacted in 2022. We expect that there will continue to be a number of federal and state proposals to implement additional government controls over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of health care in the United States will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals.

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
Although to our knowledge we, or the third parties upon who we rely, have not experienced any incident or disruption to date that is material to us, we and our vendors have been, either directly or indirectly, the target of cybersecurity incidents and expect them to continue. While we have implemented security measures to protect our data security and information technology systems, such measures may not prevent such events. Furthermore, while we have implemented and are planning to implement redundancies to avoid interruptions to our operations, not all potential events can be anticipated and interruptions to our operations could lead to decreased productivity. The cyber threat landscape is continually changing, and we will continue to adapt and change our cyber program to manage and mitigate associated risks.
If we (or a third party upon whom we rely) experience a security breach, ransomware attack or are perceived to have experienced a security breach, we may experience adverse consequences. Such consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm (including but not limited to damage to our patient, partner, or employee relationships); monetary fund diversions; interruptions in our operations (including availability of data, loss of connectivity to our network or internet); financial loss (including decreased productivity resulting from interruptions in our operations); and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of security breaches or incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA and ONGENTYS, may expose us to liability claims. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for both our clinical trials as well as related to the sale of INGREZZA and ONGENTYS in amounts consistent with customary industry practices. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA and ONGENTYS, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.
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

Item 5. Other Information
During the period from April 1, 2023, to June 30, 2023, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
David W. Boyer	Adopt	5/31/2023	X		11,590	2/15/2024
(Chief Corporate Affairs Officer)
William H. Rastetter	Adopt	5/31/2023	X		10,900	2/15/2024
(Chair of the Board of Directors)					plus the Additional Sell to Cover Shares (as defined in footnote 1)
______________
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) Dr. Rastetter’s plan provides for the exercise of a vested stock option to purchase 20,000 shares (the “Vested Option”) and the associated sale of 10,900 shares plus an additional number of shares as reasonably estimated by a brokerage firm such that the net proceeds from all shares sold are sufficient to cover the exercise cost and taxes associated with the exercise of the Vested Option (the “Additional Sell to Cover Shares”).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

10.1+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: August 1, 2023	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)