Form 10-Q
period 2023-09-30
NEUROCRINE BIOSCIENCES INC
filed 2023-10-31
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 98,251,923 as of October 25, 2023.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$293.7	$262.9
Debt securities available-for-sale	801.4	726.4
Accounts receivable	417.8	350.0
Inventories	28.8	35.1
Other current assets	108.2	79.1
Total current assets	1,649.9	1,453.5
Deferred tax assets	383.2	305.9
Debt securities available-for-sale	454.7	299.4
Right-of-use assets	80.8	87.0
Equity security investments	132.8	102.1
Property and equipment, net	68.8	58.6
Intangible assets, net	34.9	37.2
Other assets	43.1	25.0
Total assets	$2,848.2	$2,368.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$503.0	$347.6
Convertible senior notes	169.9	169.4
Other current liabilities	18.7	20.7
Total current liabilities	691.6	537.7
Noncurrent operating lease liabilities	85.9	93.5
Other long-term liabilities	68.6	29.7
Total liabilities	846.1	660.9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 million shares authorized; 98.2 million and 96.5 million shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,308.5	2,122.4
Accumulated other comprehensive loss	(1.7)	(7.9)
Accumulated deficit	(304.8)	(406.8)
Total stockholders’ equity	2,002.1	1,707.8
Total liabilities and stockholders’ equity	$2,848.2	$2,368.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Revenues:
Net product sales	$491.8	$379.3	$1,353.4	$1,036.3
Collaboration revenues	7.0	8.6	18.5	40.4
Total revenues	498.8	387.9	1,371.9	1,076.7
Operating expenses:
Cost of revenues	11.2	6.1	31.2	15.5
Research and development	142.2	107.7	427.5	345.8
Acquired in-process research and development	—	—	143.9	—
Selling, general and administrative	204.2	186.3	668.7	569.8
Total operating expenses	357.6	300.1	1,271.3	931.1
Operating income	141.2	87.8	100.6	145.6
Other income (expense):
Interest expense	(1.1)	(1.2)	(3.5)	(6.0)
Unrealized (loss) gain on equity security investments	(40.1)	11.1	(0.6)	23.6
Loss on extinguishment of convertible senior notes	—	—	—	(70.0)
Investment income and other, net	15.6	0.2	37.4	2.8
Total other (expense) income, net	(25.6)	10.1	33.3	(49.6)
Income before provision for income taxes	115.6	97.9	133.9	96.0
Provision for income taxes	32.5	29.4	31.9	30.5
Net income	83.1	68.5	102.0	65.5
Foreign currency translation adjustments, net of tax	(1.4)	—	0.7	—
Unrealized gain (loss) on debt securities available-for-sale, net of tax	0.8	(1.8)	5.5	(12.3)
Comprehensive income	$82.5	$66.7	$108.2	$53.2
Earnings per share:
Basic	$0.85	$0.72	$1.05	$0.69
Diluted	$0.82	$0.69	$1.01	$0.67
Weighted-average shares outstanding:
Basic	97.9	95.8	97.5	95.6
Diluted	101.1	99.0	100.6	98.3
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balances at June 30, 2023	97.6	$0.1	$2,241.9	$(1.1)	$(387.9)	$1,853.0
Net income	—	—	—	—	83.1	83.1
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	47.8	—	—	47.8
Issuances of common stock under stock plans	0.6	—	18.8	—	—	18.8
Balances at September 30, 2023	98.2	$0.1	$2,308.5	$(1.7)	$(304.8)	$2,002.1

Balances at June 30, 2022	95.6	$0.1	$1,999.8	$(12.2)	$(564.3)	$1,423.4
Net income	—	—	—	—	68.5	68.5
Other comprehensive loss, net of tax	—	—	—	(1.8)	—	(1.8)
Stock-based compensation expense	—	—	43.1	—	—	43.1
Issuances of common stock under stock plans	0.5	—	11.4	—	—	11.4
Balances at September 30, 2022	96.1	$0.1	$2,054.3	$(14.0)	$(495.8)	$1,544.6

Balance at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net income	—	—	—	—	102.0	102.0
Other comprehensive income, net of tax	—	—	—	6.2	—	6.2
Stock-based compensation expense	—	—	156.2	—	—	156.2
Issuances of common stock under stock plans	1.7	—	29.9	—	—	29.9
Balance at September 30, 2023	98.2	$0.1	$2,308.5	$(1.7)	$(304.8)	$2,002.1

Balance at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	65.5	65.5
Other comprehensive loss, net of tax	—	—	—	(12.3)	—	(12.3)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	129.6	—	—	129.6
Issuances of common stock under stock plans	1.2	—	20.1	—	—	20.1
Balance at September 30, 2022	96.1	$0.1	$2,054.3	$(14.0)	$(495.8)	$1,544.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities:
Net income	$102.0	$65.5
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	156.2	129.6
Depreciation	12.9	11.2
Amortization of debt issuance costs	0.6	1.0
Amortization of intangible assets	2.7	—
Changes in fair value of equity security investments	0.6	(23.6)
Deferred income taxes	(77.3)	5.6
Loss on extinguishment of convertible senior notes	—	70.0
Other	(13.2)	3.0
Change in operating assets and liabilities:
Accounts receivable	(67.9)	(115.7)
Inventories	6.3	(6.5)
Accounts payable and accrued liabilities	147.3	77.0
Other assets and liabilities, net	(3.8)	(20.7)
Cash flows from operating activities	266.4	196.4

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(892.7)	(387.9)
Sales and maturities of debt securities available-for-sale	681.6	348.8
Purchases of equity security investments	(31.3)	(7.7)
Capital expenditures	(22.9)	(14.7)
Cash flows from investing activities	(265.3)	(61.5)

Cash flows from financing activities:
Issuances of common stock under benefit plans	29.9	20.1
Repurchase of convertible senior notes	—	(279.0)
Cash flows from financing activities	29.9	(258.9)
Change in cash, cash equivalents and restricted cash	31.0	(124.0)
Cash, cash equivalents and restricted cash at beginning of period	270.7	344.0
Cash, cash equivalents and restricted cash at end of period	$301.7	$220.0

Supplemental disclosures:
Non-cash capital expenditures	$0.9	$0.7
Right-of-use assets acquired through operating leases	$1.8	$—
Cash paid for interest	$1.9	$4.6
Cash paid for income taxes	$5.0	$4.3
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
Strategic investments. We account for certain equity investments subject to the equity method of accounting, or through which we have the ability to exercise significant influence (but not control) over the operating and financial policies of an investee, under the fair value option. In assessing whether we exercise significant influence, we consider the nature and magnitude of such an investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors, such as the presence of a collaborative or other business relationship. Such investments in publicly traded companies are currently classified within Level 1 of the fair value hierarchy and carried at fair value, with any changes in the fair value of such investments recognized in earnings.
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

In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of approximately 4.4 million shares of Voyager common stock (at $8.88 per share), or the 2023 Purchased Shares, which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine, was appointed to Voyager's board of directors with an initial term expiring in 2024. Mr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. Our strategic investment in Voyager became subject to the equity method of accounting following our purchase of the 2023 Purchased Shares, after which, together with the 2019 Purchased Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our strategic investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Purchased Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in the first quarter of 2023 as the license had no foreseeable alternative future use. We recognized an unrealized loss of $31.7 million for the third quarter of 2023 and an unrealized gain of $9.6 million for the first nine months of 2023 on our strategic investment in Voyager. As of September 30, 2023, the fair value (Level 1) of our strategic investment in Voyager was $66.5 million.
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
In August 2018, AbbVie launched ORILISSA® (elagolix tablets) in the United States for the treatment of moderate to severe pain associated with endometriosis. In June 2020, AbbVie launched ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the United States for the treatment of heavy menstrual bleeding related to uterine fibroids in premenopausal women. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $4.2 million and $6.1 million, respectively, for the third quarter of 2023 and 2022 and $12.0 million and $15.5 million, respectively, for the first nine months of 2023 and 2022.

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

		September 30, 2023				December 31, 2022
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$137.4	$—	$—	$137.4	$156.2	$—	$(0.2)	$156.0
Corporate debt securities	0 to 1 years	306.6	—	(1.9)	304.7	296.2	—	(3.2)	293.0
Securities of government-sponsored entities	0 to 1 years	360.8	—	(1.5)	359.3	283.4	—	(6.0)	277.4
		$804.8	$—	$(3.4)	$801.4	$735.8	$—	$(9.4)	$726.4

Corporate debt securities	1 to 3 years	$341.3	$0.1	$(3.1)	$338.3	$259.5	$0.2	$(4.3)	$255.4
Securities of government-sponsored entities	1 to 3 years	117.3	—	(0.9)	116.4	45.0	—	(1.0)	44.0
		$458.6	$0.1	$(4.0)	$454.7	$304.5	$0.2	$(5.3)	$299.4
Unrealized losses on our available-for-sale debt security investments were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of September 30, 2023 or December 31, 2022.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of September 30, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$386.0	$(2.8)	$224.4	$(2.2)	$610.4	$(5.0)
Securities of government-sponsored entities	$375.7	$(1.2)	$93.5	$(1.2)	$469.2	$(2.4)
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
Accrued interest receivables on debt securities available-for-sale totaled $8.1 million and $4.7 million, respectively, as of September 30, 2023 and December 31, 2022. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the first nine months of 2023 or 2022.

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
The following table presents a summary of financial assets, which were measured at fair value on a recurring basis.

	September 30, 2023			December 31, 2022
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and money market funds	$293.7	$293.7	$—	$262.9	$262.9	$—
Restricted cash	8.0	8.0	—	7.8	7.8	—
Commercial paper	137.4	—	137.4	156.0	—	156.0
Corporate debt securities	643.0	—	643.0	548.4	—	548.4
Securities of government-sponsored entities	475.7	—	475.7	321.4	—	321.4
Equity security investments	132.8	132.8	—	102.1	102.1	—
	$1,690.6	$434.5	$1,256.1	$1,398.6	$372.8	$1,025.8
5. Inventories
Inventories consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$9.1	$12.0
Work in process	9.3	5.6
Finished goods	10.4	17.5
Total inventories	$28.8	$35.1
6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill. Goodwill is included in other assets in our condensed consolidated balance sheets.

(in millions)	Amount
Balance as of December 31, 2022	$5.4
Foreign currency translation adjustments	0.1
Balance as of September 30, 2023	$5.5
The following table presents information relating to our recognized intangible assets as of September 30, 2023.

(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$34.7	$3.2	$31.5
Acquired IPR&D	Indefinite	$3.4	$—	3.4
Total intangible assets, net				$34.9

The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of September 30, 2023.

(in millions)	Amount
2023 (3 months remaining)	$0.9
2024	$3.4
2025	$3.4
2026	$3.4
2027	$3.4
Thereafter	$17.0
7. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2023	September 30, 2022
Cash and cash equivalents	$293.7	$212.2
Restricted cash included in other assets	8.0	7.8
Total cash, cash equivalents and restricted cash	$301.7	$220.0
8. Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Sales rebates and reserves	$184.0	$131.9
Income taxes payable	72.7	9.0
Accrued employee related costs	68.6	72.8
Current branded prescription drug fee	44.5	27.5
Accrued development costs	39.5	39.1
Accounts payable and other accrued liabilities	93.8	67.3
Total accounts payable and accrued liabilities	$503.0	$347.6
9. Leases
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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Nine Months Ended September 30,
(in millions, except weighted average data)	2023	2022
Operating lease cost	$12.3	$12.5
Sublease income	(0.3)	—
Net operating lease cost	$12.0	$12.5
Cash paid for amounts included in the measurement of operating lease liabilities	$13.4	$12.2

	September 30, 2023	September 30, 2022
Weighted average remaining lease term	7.2 years	8.1 years
Weighted average discount rate	5.4%	5.3%

The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of September 30, 2023.

(in millions)	Operating Leases (1)	Sublease Income
2023 (3 months remaining)	$4.5	$(0.4)
2024	18.5	(1.7)
2025	17.0	(1.7)
2026	15.7	(1.7)
2027	16.0	(1.7)
Thereafter	54.4	(6.0)
Total operating lease payments (sublease income)	126.1	$(13.2)
Less accreted interest	22.4
Total operating lease liabilities	103.7
Less current operating lease liabilities included in other current liabilities	17.8
Noncurrent operating lease liabilities	$85.9
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
The construction of the campus facility is phased, with the first phase of construction relating to office space scheduled for completion by the end of 2023. The commencement of this lease for accounting purposes will be determined for each building based upon its readiness for occupancy. On a building-by-building basis, we will recognize a lease liability, corresponding right-of-use asset, and initiate lease expense recognition when this condition has been met.
As we prepare to occupy our new campus facility, we sublease certain of our existing leased premises when we determine there is excess leased capacity. Certain of these subleases contain both lease and non-lease components. Sublease income is recognized as an offset to operating expense on a straight-line basis over the lease term. Income related to non-lease components is recognized in operating expenses as a reduction to costs we incur in relation to the head lease.
10. Convertible Senior Notes
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
The following table presents a summary of the 2024 Notes as of September 30, 2023.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(0.5)	$169.9	$252.5	Level 2

The following table presents a summary of the 2024 Notes as of December 31, 2022.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(1.0)	$169.4	$268.0	Level 2
The following table presents a summary of the interest expense of the 2024 Notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Coupon interest	$0.9	$1.0	$2.9	$5.0
Amortization of debt discount and issuance costs	0.2	0.2	0.6	1.0
Total interest expense	$1.1	$1.2	$3.5	$6.0
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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of September 30, 2023) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of September 30, 2023) on each applicable trading day;
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
As the conditional conversion feature described under (i) above was triggered as of September 30, 2023, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on October 1, 2023, and ending at the close of business on December 29, 2023. On or after January 15, 2024, until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders of the 2024 Notes may convert the 2024 Notes at any time.
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
11. Earnings per Share
Earnings per share was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income - basic and diluted	$83.1	$68.5	$102.0	$65.5
Weighted-average shares outstanding:
Basic	97.9	95.8	97.5	95.6
Effect of dilutive securities:
Stock options	1.8	1.9	1.7	1.7
Restricted stock	0.7	0.8	0.7	0.5
2024 Notes	0.6	0.6	0.6	0.5
Diluted	101.1	99.0	100.6	98.3

Earnings per share, basic	$0.85	$0.72	$1.05	$0.69
Earnings per share, diluted	$0.82	$0.69	$1.01	$0.67

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	4.4	4.9	5.2	5.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2023.
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neurological, neuroendocrine and neuropsychiatric disorders. The Company’s diverse portfolio includes United States Food and Drug Administration, or FDA, approved treatments for tardive dyskinesia, chorea associated with Huntington's disease, Parkinson’s disease, endometriosis* and uterine fibroids* and a diversified portfolio of advanced clinical-stage programs in multiple therapeutic areas. For three decades, we have applied our unique insight into neuroscience and the interconnections between brain and body systems to treat complex conditions and we will continue to relentlessly pursue medicines to ease the burden of debilitating diseases and disorders. (*in collaboration with AbbVie Inc., or AbbVie)
We launched INGREZZA® (valbenazine) in the United States in May 2017 as the first FDA-approved drug for the treatment of tardive dyskinesia and in August 2023 for the treatment of adults with chorea associated with Huntington's disease. INGREZZA net product sales represent nearly all of our total net product sales.
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
Business Highlights
•In the first quarter of 2023, we provided BIAL with written notice of termination of the license agreement to commercialize and market ONGENTYS® (opicapone), an approved adjunctive therapy for patients with Parkinson's disease, in the United States and Canada. We determined that continued commercialization of ONGENTYS is unsustainable. The termination is anticipated to be effective in December 2023. We intend to work with BIAL to ensure an orderly transition of the commercialization of ONGENTYS and to ensure patients have continued access to ONGENTYS.
•In August 2023, the FDA approved INGREZZA for the treatment of adults with chorea associated with Huntington's disease.
Pipeline Highlights
•Expanded strategic partnership with Voyager Therapeutics Inc., or Voyager, to advance multiple gene therapy programs, each enabled by Voyager's next-generation TRACERTM capsids, for the treatment of neurological diseases. Upfront fee associated with the agreement totaled $175.0 million, including an equity investment valued at $31.3 million on the transaction date, with the remaining $143.9 million of the purchase price, which includes the applicable transaction costs, expensed as in-process research and development in the first quarter of 2023.
•In September 2023, we announced the FDA accepted our New Drug Application for INGREZZA oral granules, a new sprinkle formulation of INGREZZA capsules for oral administration. The agency set a Prescription Drug User Fee Act target action date of April 30, 2024.
•In September 2023, we announced positive top-line data from the Phase III CAHtalyst™ clinical study of crinecerfont in adults with classic congenital adrenal hyperplasia, or CAH, due to 21-hydroxylase deficiency (21-OHD). The study met its primary as well as important key secondary endpoints.

•In October 2023, we announced positive top-line data from the Phase III CAHtalyst clinical study of crinecerfont in pediatrics with CAH due to 21-hydroxylase deficiency (21-OHD). The study met both its primary and key secondary endpoint.
Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Revenues
Net Product Sales by Sales Product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
INGREZZA	$485.7	$376.4	$1,335.8	$1,028.6
Other	6.1	2.9	17.6	7.7
Total net product sales	$491.8	$379.3	$1,353.4	$1,036.3
Compared with the comparable periods last year, the increase in total net product sales primarily reflected increased INGREZZA net product sales on higher prescription demand and increased commercial activities.
Collaboration Revenues by Category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Royalty revenue	$5.6	$6.1	$14.6	$15.5
Milestone revenue	—	—	—	20.0
Other	1.4	2.5	3.9	4.9
Total collaboration revenues	$7.0	$8.6	$18.5	$40.4
Collaboration revenues primarily consist of royalties earned at tiered percentage rates on AbbVie net sales of elagolix and, beginning in June 2022, MTPC net sales of DYSVAL. Milestone revenue for the first nine months of 2022 reflected the achievement of a $20.0 million milestone in connection with MTPC's first commercial sale of DYSVAL in Japan in June 2022.
Operating Expenses
Cost of Revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cost of revenues	$11.2	$6.1	$31.2	$15.5
Compared with the comparable periods last year, the increase in cost of revenues primarily reflected increased amortization costs related to our acquired intangible assets, increases in reserves for obsolescence, increased product sales, and increased manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with MTPC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Late stage	$24.2	$18.1	$82.2	$48.2
Early stage	25.4	18.1	77.9	56.4
Research and discovery	28.4	13.5	74.9	45.2
Milestone	0.3	5.0	0.3	42.7
Payroll and benefits	52.2	41.6	157.4	119.7
Facilities and other	11.7	11.4	34.8	33.6
Total research and development	$142.2	$107.7	$427.5	$345.8
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable periods last year, late-stage expenses primarily reflected increased investment in our Phase III programs in CAH and valbenazine as adjunctive treatment in schizophrenia.
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
Compared to the comparable period last year, payroll and benefits expenses for the first nine months of 2023 primarily reflected higher headcount and an increase of $11.2 million in non-cash stock-based compensation expense primarily driven by an incremental charge related to a change in equity grant agreement terms in the second quarter of 2023.
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

Selling, General and Administrative, or SG&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Selling, general and administrative	$204.2	$186.3	$668.7	$569.8
Compared with the comparable period last year, SG&A expenses for the first nine months of 2023 primarily reflected continued investment in our commercial initiatives, including our branded direct-to-consumer INGREZZA advertising campaign and deployment of our expanded salesforce in April 2022, increased payroll and benefits expenses on higher headcount and an increase of $15.4 million in non-cash stock-based compensation expense primarily driven by an incremental charge related to a change in equity grant agreement terms in the second quarter of 2023.
Other (Expense) Income, Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Interest expense	$(1.1)	$(1.2)	$(3.5)	$(6.0)
Unrealized (loss) gain on equity security investments	(40.1)	11.1	(0.6)	23.6
Loss on extinguishment of convertible senior notes	—	—	—	(70.0)
Investment income and other, net	15.6	0.2	37.4	2.8
Total other (expense) income, net	$(25.6)	$10.1	$33.3	$(49.6)
Other (expense) income, net, for all periods presented reflected periodic fluctuations in the fair values of our equity investments in Voyager and Xenon Pharmaceuticals Inc, or Xenon. In addition, compared with the comparable period last year, the change in other (expense) income, net, for the first nine months of 2023 primarily reflected increased interest income on our debt security investments and decreased debt extinguishment charges in connection with the repurchase of our convertible senior notes in the second quarter of 2022.
Provision for Income Taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Provision for income taxes	$32.5	$29.4	$31.9	$30.5
The effective tax rate for the third quarter and first nine months of 2023 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, the impact of changes in the state effective rate, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable periods last year, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of our convertible senior notes in the second quarter of 2022.
Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$83.1	$68.5	$102.0	$65.5
Compared with the comparable period last year, net income for the first nine months of 2023 primarily reflected increased INGREZZA net product sales, decreased debt extinguishment charges in connection with the repurchase of our convertible senior notes in the second quarter of 2022, and decreased milestone expenses in connection with our collaborations, partially offset by increased upfront payments in connection with our expanded strategic partnership with Voyager in the first quarter of 2023 and continued investment in our commercial initiatives and expanded clinical portfolio.

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
Information Regarding Our Financial Condition.

(in millions)	September 30, 2023	December 31, 2022
Total cash, cash equivalents and marketable securities	$1,549.8	$1,288.7
Working Capital:
Total current assets	$1,649.9	$1,453.5
Less total current liabilities	691.6	537.7
Total working capital	$958.3	$915.8
Information Regarding Our Cash Flows.

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities	$266.4	$196.4
Cash flows from investing activities	(265.3)	(61.5)
Cash flows from financing activities	29.9	(258.9)
Change in cash, cash equivalents and restricted cash	$31.0	$(124.0)
Cash Flows from Operating Activities. Compared with the comparable period last year, cash flows from operating activities primarily reflected increased INGREZZA net product sales, lower milestone payments in connection with our collaborations, the timing of payments for sales rebates and a deferral of income taxes due to IRS disaster relief provisions for certain California taxpayers, partially offset by higher upfront payments in connection with our expanded strategic partnership with Voyager, increased accounts receivable on higher net product sales and continued investment in our commercial initiatives and expanded clinical portfolio.
Cash Flows from Investing Activities. Periodic fluctuations in cash flows from investing activities primarily reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
Cash flows from investing activities for the periods presented also reflected equity investments of $31.3 million in Voyager in the first quarter of 2023 and $7.7 million in Xenon in the first quarter of 2022.
Cash Flows from Financing Activities. Cash flows from financing activities reflected proceeds from issuances of our common stock for all periods presented.
Cash flows from financing activities for the nine months ended September 30, 2022 also reflected the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash in the second quarter of 2022.

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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $17.0 billion upon the achievement of certain milestones.
Refer to Note 2 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
Leases. Our operating leases that have commenced have terms that expire beginning 2025 through 2031 and consist of office space and research and development laboratories, including our corporate headquarters.
On February 8, 2022, we entered into a lease agreement for a new four-building campus facility in San Diego, California. This campus facility, comprised of office space and research and development laboratories, will serve as our new corporate headquarters upon completion of its construction. Under the terms of the lease, we also secured a six-year option for the construction of a fifth building and an option to purchase the entire campus in the future. The construction of the campus facility is phased, with the first phase of construction relating to office space scheduled for completion by the end of 2023.
Refer to Note 9 to the condensed consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024, or the 2024 Notes. In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of September 30, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.
At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. Further, as the conditional conversion feature of the 2024 Notes was triggered as of September 30, 2023, holders of the 2024 Notes may convert the 2024 Notes at any time during the period beginning on October 1, 2023, and ending at the close of business on December 29, 2023.
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
Refer to Note 10 to the condensed consolidated financial statements for more information on the 2024 Notes.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on September 30, 2023, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during our last fiscal quarter and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our evaluation did not identify significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We filed suit in the United States District Court for the District of Delaware during 2021, 2022 and 2023, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), collectively, "Teva", (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed) and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed). Sandoz Inc. was joined in the cases against Crystal Pharmaceutical (Suzhou) Co., Ltd. and Crystal Pharmatech Co., Ltd and these cases have been dismissed. The cases filed against Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. have been dismissed. The remaining cases have been consolidated in the United States District Court for the District of Delaware and the trial is currently scheduled for January 2, 2024.
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

In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics. In parts of the country, some hospitals, community mental health facilities, and other healthcare facilities continue to have policies that limit access of our sales representatives, medical affairs personnel and patients to such facilities. These policies are likely to change from time to time as communities or regions grapple with outbreaks. These facilities also may be facing staffing shortages that impact their ability to see patients and conduct necessary screenings. In addition, many health care practitioners have adopted telehealth for patient interactions, which may impact the ability of the health care practitioner to screen for and diagnose tardive dyskinesia or chorea associated with Huntington's disease.
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
Further, during the COVID-19 pandemic, the use of physician telehealth services rapidly increased, fueled by an unprecedented expansion of coverage and reimbursement for telehealth services across public and private insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for movement disorders, leading to fewer patients being diagnosed and/or treated.
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
We are commercializing and performing research on or developing products for the treatment of several disorders including endometriosis, tardive dyskinesia, chorea associated with Huntington's disease, uterine fibroids, classic congenital adrenal hyperplasia, pain, Parkinson’s disease and other neurology, neuroendocrinology and neuropsychiatry-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.

•INGREZZA competes with AUSTEDO® (deutetrabenazine), marketed by Teva Pharmaceuticals Industries, for the treatment of tardive dyskinesia in adults and chorea associated with Huntington's disease. A once-daily dosing of AUSTEDO (AUSTEDO XR) was introduced in February 2023. Additionally, there are a number of commercially available medicines used to treat tardive dyskinesia off-label, such as XENAZINE® (tetrabenazine) and generic equivalents, and various antipsychotic medications (e.g., clozapine), anticholinergics, benzodiazepines (off-label), and botulinum toxin. In addition, there are several programs in clinical development by other companies targeting Huntington's disease.
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
•For CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the United States alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development by other companies targeting CAH.
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
•Our investigational treatments for potential use in schizophrenia, anhedonia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for anhedonia or the cognitive impairment associated with schizophrenia (CIAS); however, there are a number of different anti-psychotic medications currently used in these patient populations.
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
As of September 30, 2023, we had approximately 1,400 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and create and expand new processes and procedures and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates.
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
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For example, with respect to the FDA’s approval of INGREZZA for tardive dyskinesia in April 2017 and for chorea associated with Huntington's disease in August 2023, we are subject to certain post-marketing requirements and commitments. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with Good Clinical Practices for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
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
As of September 30, 2023, the conditional conversion feature of the 2024 Notes had been triggered, allowing holders of 2024 Notes to convert their 2024 Notes at any time during the period beginning on October 1, 2023 and ending at the close of business on December 29, 2023. If one or more of the holders of the 2024 Notes elects to convert their 2024 Notes, we would be required to settle the principal amount of our conversion obligation in cash, which could adversely affect our liquidity.
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of September 30, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of September 30, 2023, we had an accumulated deficit of $304.8 million as a result of historical operating losses.
We received FDA approval for INGREZZA for tardive dyskinesia in April 2017 and for chorea associated with Huntington's disease in August 2023. We received FDA approval for ONGENTYS for Parkinson’s disease in April 2020. Our partner AbbVie received FDA approval for ORILISSA for endometriosis in July 2018 and for ORIAHNN for uterine fibroids in May 2020. Additionally, our partner MTPC received Japanese Ministry of Health, Labour and Welfare approval for DYSVAL for the treatment of tardive dyskinesia in March 2022. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or are successful in developing and commercializing any of our other product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
•commercialize INGREZZA for tardive dyskinesia and chorea associated with Huntington's disease;
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the Inflation Reduction Act, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, and disruptions caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the conflict between Russia and Ukraine, or in the Middle East. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
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
In addition, on December 31, 2020, we determined, based on our facts and circumstances, that it was more likely than not that a substantial portion of our deferred tax assets would be realized and, as a result, substantially all of our valuation allowance against our federal deferred tax assets was released. Therefore, beginning in 2021, we commenced recording income tax expense at an estimated tax rate that will likely approximate statutory tax rates, which could result in a significant reduction in our net income and net income per share.
*The price of our common stock is volatile.
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, negatively affected the stock market and investor sentiment and resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $89 per share to approximately $129 per share.

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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 91% of our total product revenue for the nine months ended September 30, 2023 and approximately 96% of our accounts receivable balance as of September 30, 2023. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.

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
•the impact of the COVID-19 pandemic or a future pandemic or epidemic on our business; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In the fourth quarter of 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In the second quarter of 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of September 30, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. In addition, disruptions due to the COVID-19 pandemic could make it more difficult for us to access capital. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.

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
*Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, CROs, or other third parties upon whom we rely.
Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. As a result, we may experience disruptions that could severely impact our supply chain, ongoing and future clinical trials and commercialization of INGREZZA or any of our other products. In response to the COVID-19 pandemic, we implemented a remote work model for all employees except certain key essential members involved in business-critical activities. Our employees have resumed in-person interactions and have returned to the office under flexible work guidelines. However, a remote work model may nevertheless need to be reinstated at some point in the future. The effects of a remote and flexible work model may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend on our ability to conduct our business in the ordinary course. Remote work may also create increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. In addition, we may face several challenges or disruptions upon a return back to the workplace, including re-integration challenges by our employees and distractions to management related to such transition. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
In addition, clinical site initiation and patient enrollment may be delayed due to concerns for patient safety. Some patients may not be able to comply with clinical trial protocols and our ability to recruit and retain patients, principal investigators and site staff may be hindered, which would adversely impact our clinical trial operations.
The ultimate effects of health pandemics or epidemics is highly uncertain and subject to change and these effects could have a material impact on our operations, or the operations of third parties on whom we rely.
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

*If our information technology systems, those third parties upon which we rely, or our data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, regulatory investigations or actions, litigation, fines and penalties, and a loss of customers or sales.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we and the third parties upon which we rely, collect, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (such as malicious code, adware, and command and control (C2)), denial-of-service attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, telecommunications failures, and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors (also referred to as APTs). Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, as well as our ability to conduct clinical trials. Ransomware attacks are also becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Furthermore, if COVID-19 or a future pandemic requires us to reinstate a remote workforce model, our information technology systems and data will be at increased risk as more of our employees work from home, utilizing network connections outside our premises.
Additionally, natural disasters, public health pandemics or epidemics (including, for example, the COVID-19 pandemic), terrorism, war and geopolitical conflicts, and telecommunication and electrical failures may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors.
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Our efforts to identify and remediate such vulnerabilities may not be successful and we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Further, we may be unable to detect such vulnerabilities in the future because such threats and techniques change frequently, are often sophisticated in nature and may not be detected until after a security breach has occurred. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose significant risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

We may rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We may also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business, including clinical trial sites and investigators, contractors, manufacturers, suppliers and consultants. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers or CROs experience a security incident or other interruption, we could experience adverse consequences. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or otherwise subject to a security incident. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
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
If we (or a third party upon whom we rely) experience a security incident, ransomware attack or are perceived to have experienced a security incident, we may experience adverse consequences. Such consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm (including but not limited to damage to our patient, partner, or employee relationships); monetary fund diversions; interruptions in our operations (including availability of data, loss of connectivity to our network or internet); financial loss (including decreased productivity resulting from interruptions in our operations); and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Applicable data privacy and security obligations may also require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employee’s, personnel’s, or vendor’s use of generative artificial intelligence technologies.
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

In the European Union, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug.
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

Item 5. Other Information
During the period from July 1, 2023, to September 30, 2023, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Kevin C. Gorman	Adopt	8/22/2023	X		167,858	1/12/2024
(Chief Executive Officer)
Darin M. Lippoldt	Adopt	8/24/2023	X		61,749	8/07/2024
(Chief Legal Officer)
______________
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2023

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: October 31, 2023	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)