Form 10-K
period 2023-12-31
NEUROCRINE BIOSCIENCES INC
filed 2024-02-09
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☑
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $7.9 billion.
As of February 5, 2024, 99,507,490 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days following the end of the registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

NEUROCRINE, the Neurocrine logo, INGREZZA, the INGREZZA logo, and other Neurocrine Biosciences trademarks are the property of Neurocrine Biosciences, Inc. ALKINDI, EFMODY, and other Diurnal trademarks are the property of Diurnal Limited, a Neurocrine Biosciences company. Any other brand names or trademarks appearing in this Annual Report that are not the property of Neurocrine Biosciences, Inc. are the property of their respective holders.

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

Item 1. Business
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. For three decades, we have applied our unique insight into neuroscience and the interconnections between brain and body systems to advance medicines for the treatment of under-addressed neurological, neuroendocrine and neuropsychiatric disorders and we will continue to relentlessly pursue medicines to ease the burden of debilitating diseases and disorders.
We launched INGREZZA in the U.S. in May 2017 as the first U.S. Food and Drug Administration (FDA)-approved drug for the treatment of tardive dyskinesia and in August 2023 for the treatment of chorea associated with Huntington's disease. INGREZZA provides a once-daily dosing treatment option with a recommended dose of 40 mg taken for the first seven days of treatment for tardive dyskinesia and fourteen days for chorea associated with Huntington’s disease, and an option to take 40 mg, 60 mg, or 80 mg thereafter, depending on the patient’s dosing needs.
In 2023, INGREZZA helped more people affected by tardive dyskinesia than ever before, reflecting higher prescription demand driven by increased commercial activities, including the continued investment in our branded direct-to-consumer INGREZZA advertising campaign and benefit from the expansion of our sales force completed in April 2022. Going forward, key elements of our commercial strategy include maximizing the opportunity in INGREZZA through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations and to lead the evolving understanding of VMAT2 biology and its role in disease. INGREZZA net product sales totaled $1.8 billion for 2023, $1.4 billion for 2022 and $1.1 billion for 2021 and accounted for approximately 99% of our total net product sales for 2023.
Our internal research and development efforts are focused on innovative therapies with clear and defined clinical and regulatory paths to approval. From time to time, we supplement our internal research and development efforts by in-licensing the rights to certain clinical development programs or by acquiring businesses that synergize with and allow us to capitalize on our existing development and commercial capabilities.
Commercial Products

Product	Indication	Major Markets

	Tardive Dyskinesia	U.S., Japan, Select Asian Markets (1)
Chorea Associated with Huntington’s Disease

	Adrenal Insufficiency	U.S., United Kingdom, EU4 (2) (3)

	Classic Congenital Adrenal Hyperplasia	United Kingdom, EU4 (3)

	Endometriosis	U.S. (4)

	Uterine Fibroids	U.S. (4)

(1) INGREZZA is marketed as DYSVAL® (valbenazine) in Japan and REMLEAS® (valbenazine) in other select Asian markets, where Mitsubishi Tanabe Pharma Corporation retains commercialization rights.
(2) ALKINDI is marketed as ALKINDI SPRINKLE® (hydrocortisone) in the U.S., where Eton Pharmaceuticals, Inc. retains commercialization rights.
(3) The EU4 market is made up of the following countries: Germany, France, Italy and Spain.
(4) AbbVie Inc. retains global commercialization rights to elagolix.

Marketing and Distribution
Our specialty sales force consists of approximately 400 experienced sales professionals located in the U.S. and is divided into three dedicated sales teams focused on psychiatry, neurology and long-term care.
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
Manufacturing and Supply
We currently rely on, and intend to continue to rely on, third-party manufacturers for the production of INGREZZA and our product candidates. Raw materials, active pharmaceutical ingredients (API) and other supplies required for the production of INGREZZA and our product candidates are sourced from various third-party manufacturers and suppliers in quantities adequate to meet our needs. Continuing adequate supply of such raw materials and API is assured through our long-term commercial supply and manufacturing agreements with multiple manufacturers and our continued focus on the expansion and diversification of our third-party manufacturing relationships.
We believe our outsourced manufacturing strategy enables us to direct our financial resources to the maximization of our opportunity with INGREZZA, investment in our internal research and development programs and expansion of our clinical pipeline through business development opportunities.
Our third-party manufacturers, suppliers and service providers may be subject to routine current Good Manufacturing Practice (cGMP) inspections by the FDA or comparable agencies in other jurisdictions. We depend on our third-party partners and our quality system oversight of them for continued compliance with cGMP requirements and applicable foreign standards.

Clinical Development Programs
The following table highlights our current clinical development programs and the current phase of development for such programs.

Program	Indication	Mechanism of Action	Phase 1	Phase 2	Phase 3	NDA
Neurology						
valbenazine*	*Sprinkle Formulation*	*VMAT2 Inhibitor*				●
valbenazine*	*Dyskinetic Cerebral Palsy*	*VMAT2 Inhibitor*			●	
NBI-827104[2]	*EE-CSWS*	*Ca_v3.1, 3.2, 3.3*		●		
NBI-921352[3]	*SCN8A-DEE*	*Na_v1.6*		●		
NBI-1076986	*Movement Disorders*	*M4 Antagonist*	●			
Neuroendocrinology						
crinecerfont[4]	*CAH: Adults*	*CRF-R1*			●	
crinecerfont[4]	*CAH: Pediatrics*	*CRF-R1*			●	
Efmody	*Adrenal Insufficiency*	*GC Receptor*		●		
Efmody	*CAH*	*GC Receptor*		●		
Neuropsychiatry						
valbenazine*	*ATS*	*VMAT2 Inhibitor*			●	
NBI-1065845[5]	*Inadequate Response-MDD*	*AMPA*		●		
luvadaxistat[5]	*CIAS*	*DAAO*		●		
NBI-1117568[1]	*Schizophrenia*	*M4 Agonist*		●		
NBI-1070770[5]	*MDD*	*NMDA NR2B NAM*		●		
NBI-1117570[1]	*CNS Indications*	*M1/M4-Dual*	●			
NBI-1117569[1]	*CNS Indications*	*M4-Preferring*	●			
NBI-1117567[1]+	*CNS Indications*	*M1-Preferring*	●			
NBI-1065890	*CNS Indications*	*VMAT2 Inhibitor*	●

_________________________
* Mitsubishi Tanabe Pharma Corporation retains commercialization rights in Japan and other select Asian markets.
† Heptares Therapeutics Limited retains commercialization rights in Japan, where Neurocrine Biosciences retains the right to opt in to a 50:50 profit sharing arrangement upon certain development events.
(1) This program was in-licensed from Heptares Therapeutics Limited.
(2) This program was in-licensed from Idorsia Pharmaceuticals Ltd.
(3) This program was in-licensed from Xenon Pharmaceuticals Inc.
(4) This program was in-licensed from Sanofi S.A.
(5) This program was in-licensed from Takeda Pharmaceutical Company Limited
Neurocrine Biosciences retains global rights unless otherwise noted.

Neurology

Program	Indication
Valbenazine. Valbenazine is a highly selective VMAT2 inhibitor. VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control.

Dyskinetic Cerebral Palsy. Dyskinetic cerebral palsy is a non-progressive, permanent disorder marked by involuntary movement and is a result of damage to the fetal or infant brain’s basal ganglia. The basal ganglia are responsible for submitting messages to the body to help coordinate and control movements. When damaged, voluntary movements are compromised, resulting in involuntary and abnormal movements. It affects development and movement and has long term effects on patients’ quality of life. The long-term outlook for patients with dyskinetic cerebral palsy will depend upon the severity of the brain damage and how well the treatment works. Dyskinetic cerebral palsy affects up to 15% of the estimated 500,000 to 1 million people affected by cerebral palsy in the U.S.

NBI-921352. NBI-921352 is a potent, highly selective Nav1.6 sodium channel inhibitor being developed to treat pediatric patients with SCN8A-DEE and other potential indications. We acquired the global rights to NBI-921352 in December 2019.

SCN8A Developmental and Epileptic Encephalopathy Syndrome, or SCN8A-DEE. SCN8A-DEE is a rare, extremely severe, single-gene epilepsy caused by mutations in the SCN8A gene that activates Nav1.6, the most highly expressed sodium channel in the excitatory pathways of the central nervous system. Children born with SCN8A-DEE typically start experiencing seizures between birth and 18 months of age, and most have multiple seizures per day. Other symptoms include learning difficulties, muscle spasms, low or high muscle tone, poor coordination, developmental delay and features similar to autism. As SCN8a mutations were discovered only recently, prevalence estimates will be determined in the future as awareness of and access to genetic surveillance increases. NBI-921352 has been granted orphan drug and rare pediatric disease designations for the treatment of SCN8A-DEE in the U.S.

Valbenazine in Pediatrics and Adults with Dyskinetic Cerebral Palsy. We have an ongoing Phase 3 randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine for the treatment of dyskinetic cerebral palsy in pediatrics and adults (aged 6 to 70 years).
NBI-921352 in Pediatrics and Adolescents with SCN8A-DEE. We have ongoing the KAYAKTM study, a Phase 2 randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and pharmacokinetics of NBI-921352 as adjunctive therapy for seizures in adolescents (aged 12 to 21 years) with SCN8A-DEE. In January 2022, the study protocol was amended to include pediatrics (aged 2 to 11 years) with SCN8A-DEE.

Neuroendocrinology

Program	Indication
Crinecerfont. Crinecerfont is an investigational, oral, selective corticotropin-releasing factor type 1 (CRF1) receptor antagonist being developed to reduce and control excess adrenal androgens through a steroid-independent mechanism for the treatment of classic congenital adrenal hyperplasia (CAH) due to 21-hydroxylase deficiency (21-OHD).
Crinecerfont has received orphan drug designation in the U.S. from the FDA and in the European Union (EU) from the European Medicines Agency (EMA). Crinecerfont has also received Breakthrough Therapy designation in the U.S. from the FDA for the treatment of CAH due to 21-OHD in adults and pediatrics.

Classic Congenital Adrenal Hyperplasia. CAH is a genetic disorder that causes little to no cortisol production and increased secretion of adrenocorticotropic hormone (ACTH) and androgens. In approximately 75% of cases, the adrenal glands cannot produce aldosterone, which can result in salt wasting adrenal crisis, causing extreme weakness, low blood pressure, shock, and even death. There are currently no non-steroidal FDA-approved treatments for CAH. CAH affects up to an estimated 30,000 people in the U.S. and 50,000 people in Europe.

EFMODY. EFMODY is a modified-release preparation of hydrocortisone that mimics the physiological circadian rhythm of cortisol and has been specifically designed for patients with diseases of cortisol deficiency, such as CAH and adrenal insufficiency.
Classic Congenital Adrenal Hyperplasia.
Adrenal Insufficiency. Adrenal insufficiency is a rare condition caused by inadequate production of steroid hormones in the cortex of the adrenal glands. Adrenal insufficiency can result in severe fatigue and, if left untreated, adrenal crisis that may be life threatening.

Crinecerfont in Adults with CAH. In September 2023, we announced positive top-line data from the Phase 3 CAHtalyst™ clinical study of crinecerfont in adults with CAH due to 21-OHD. The Phase 3 adult study met its primary endpoint at Week 24, demonstrating that treatment with crinecerfont resulted in a statistically significant percent reduction in daily glucocorticoid (GC) dose versus placebo while maintaining androgen control (p-value <0.0001). The study also met important key secondary endpoints, with a statistically significant decrease in androstenedione at Week 4 versus placebo (p-value <0.0001). At Week 24, approximately 63% of patients on crinecerfont achieved a reduction to a physiologic GC dose versus approximately 18% on placebo (p-value <0.0001). The data from the Phase 3 adult study, including data from the open-label treatment period, will support New Drug Application (NDA) submission to the FDA in the second quarter of 2024.
Crinecerfont in Pediatrics with CAH. In October 2023, we announced positive top-line data from the Phase 3 CAHtalyst™ clinical study of crinecerfont in pediatrics (aged 2 to 17 years) with CAH due to 21-OHD. The Phase 3 pediatric study met its primary endpoint, demonstrating that treatment with crinecerfont resulted in a statistically significant decrease in serum androstenedione from baseline at Week 4 versus placebo following a GC stable period (p = 0.0002). Consistent with the results from the Phase 3 adult study, crinecerfont treatment led to a statistically significant percent reduction from baseline in daily GC dose while maintaining androgen control at Week 28 versus placebo (p < 0.0001). Approximately 30% of participants receiving crinecerfont achieved a reduction to a physiologic GC dose while maintaining androgen control compared to 0% of participants receiving placebo. The study also met the other key secondary endpoint demonstrating a statistically significant decrease in serum 17-hydroxyprogesterone from baseline at Week 4 versus placebo (p < 0.0001). The data from the Phase 3 pediatric study, including data from the open-label treatment period, will support NDA submission to the FDA in the second quarter of 2024.
EFMODY in Adolescents and Adults with CAH. We have an ongoing Phase 2 randomized, double-blind, active-controlled clinical study to evaluate the efficacy, safety and tolerability of twice-daily EFMODY compared with twice-daily Cortef® (immediate-release hydrocortisone tablets) in adolescents and adults (aged 16 years and older) with CAH. We anticipate having top-line data for this clinical study in the first half of 2024.
EFMODY in Adults with Adrenal Insufficiency. We have ongoing the CHAMPAIN study, a Phase 2 randomized, double-blind, double-dummy, two-way crossover clinical study to evaluate the efficacy, safety and tolerability of twice-daily EFMODY compared with once-daily Plenadren® (modified-release hydrocortisone tablets) in adults with primary adrenal insufficiency. We anticipate having top-line data for this clinical study in the first half of 2024.

Neuropsychiatry

Program	Indication
Valbenazine. Valbenazine is a highly selective VMAT2 inhibitor. VMAT2 is a protein concentrated in the human brain that is essential for the transmission of nerve impulses between neurons. VMAT2 is primarily responsible for packaging and transporting monoamines (dopamine, norepinephrine, serotonin and histamine) in neurons. Specifically, dopamine enables neurotransmission among nerve cells that are involved in voluntary and involuntary motor control.

Schizophrenia. Schizophrenia is a spectrum of serious neuropsychiatric brain diseases in which people interpret reality abnormally. Schizophrenia may result in some combination of hallucinations, delusions and extremely disordered thinking and behavior that impairs daily life. People with schizophrenia typically require lifelong treatment. Early treatment may help improve long-term prognosis and get symptoms under control before serious complications develop. Schizophrenia affects an estimated 3.5 million people in the U.S. All currently approved antipsychotic medications are believed to work through direct action on monoaminergic receptors, with approximately 40% of patients reporting negative side effects and approximately 30% not benefiting adequately from these medications.

NBI-1117568. NBI-1117568 is a potential first-in-class muscarinic M4 receptor agonist with the potential to be developed for the treatment of schizophrenia. As a selective M4 orthosteric agonist, NBI-1117568 offers the potential for an improved safety profile without the need for combination therapy to ameliorate off-target effects or for cooperativity with acetylcholine. Muscarinic receptors are central to brain function and validated as drug targets in psychosis and cognitive disorders. We acquired the global rights to NBI-1117568 in December 2021.

Luvadaxistat. Luvadaxistat is a potential first-in-class D-Amino Acid Oxidase (DAAO) inhibitor with the potential to be developed for the treatment of cognitive impairment associated with schizophrenia. We acquired the global rights to luvadaxistat in June 2020.

Cognitive Impairment Associated with Schizophrenia, or CIAS. CIAS, which may include deficits in attention, working memory and executive function, has a negative impact on patients’ quality of life and ability to function. Although cognitive symptoms in schizophrenia are well characterized, no formal diagnostic criteria exist. Furthermore, no pharmacological agents are approved to treat the condition, and no marketed therapy tested to date has established clear, meaningful efficacy, which underscores the difficulty of drug development in this arena and accentuates the unmet need for proven treatment options. Approximately 80% of the estimated 3.5 million people affected by schizophrenia in the U.S. experience clinically relevant cognitive impairment.

NBI-1065845. NBI-1065845 is a potential first-in-class Alpha-Amino-3-Hydroxy-5-Methyl-4-Isoxazole Propionic Acid (AMPA) potentiator with the potential to be developed for the treatment of inadequate response to treatment in major depressive disorder. We acquired the global rights to NBI-1065845 in June 2020. NBI-1065845 is currently designated as a 50:50 profit-share product with Takeda Pharmaceutical Company Limited, which retains a one-time opt-out right to convert the designation to a royalty-bearing product.

Major Depressive Disorder. Major depressive disorder is one of the leading causes of disability and is characterized by a persistently depressed mood or loss of interest in daily activities that is present most of the day in addition to other symptoms that can impact normal daily functioning, relationships and overall quality of life. Treatments range from selective serotonin reuptake inhibitors, serotonin norepinephrine reuptake inhibitors, atypical antipsychotics, tricyclic antidepressants and psychotherapies, among others. Approximately 30% of the more than 16 million people affected by the disorder in the U.S. do not adequately respond to treatment.

Valbenazine in Adolescents and Adults with Schizophrenia. We have an ongoing Phase 3 randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety and tolerability of valbenazine when administered orally once daily as adjunctive treatment in adolescents and adults (aged 13 years and older) with schizophrenia who have had an inadequate response to antipsychotics.
NBI-1117568 in Adults with Schizophrenia. We have an ongoing Phase 2 multi-center, randomized, double-blind, placebo-controlled, multi-arm, multi-stage clinical study to evaluate the efficacy, safety and tolerability of NBI-1117568 in adults with schizophrenia who are experiencing an acute exacerbation or relapse of symptoms. We anticipate having top-line data for this clinical study in the second half of 2024.

Luvadaxistat in Adults with CIAS. We have ongoing the ERUDITE™ study, a Phase 2 randomized, double-blind, parallel, placebo-controlled clinical study to evaluate the efficacy, safety, tolerability and pharmacokinetics of luvadaxistat when administered orally once daily as adjunctive treatment in adults with CIAS. We anticipate having top-line data for this clinical study in the second half of 2024.
NBI-1065845 in Adults with Inadequate Response to Treatment in Major Depressive Disorder. We have ongoing the SAVITRI™ study, a Phase 2 randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of NBI-1065845 as adjunctive treatment in adults with inadequate response to treatment in major depressive disorder. We anticipate having top-line data for this clinical study in the first half of 2024.
Intellectual Property
We actively seek to protect our products, product candidates, and related inventions and improvements that we consider important to our business. We own a portfolio of U.S. and ex-U.S. patents and patent applications, and have also licensed rights to a number of U.S. and ex-U.S. patents and patent applications. Our owned and licensed patents and patent applications cover or relate to our products and product candidates, including certain formulations, uses to treat particular conditions, methods of administration, drug delivery technologies and delivery profiles, and methods of manufacturing.
Below is a description of the U.S. and ex-U.S. patents to INGREZZA and crinecerfont:
•INGREZZA, our highly selective VMAT2 inhibitor approved in the U.S. for the treatment of tardive dyskinesia and of chorea associated with Huntington’s disease, is covered by 22 issued, FDA Orange Book-listed U.S. patents which are set to expire between 2027 and 2040. Patent term extension corresponding to regulatory approval delay of 552 days has been received for U.S. Patent No. 8,039,627, which now expires in 2031 and covers valbenazine, the active pharmaceutical ingredient contained in INGREZZA. In Japan and in certain other East Asian markets, we are actively pursuing most of the patents corresponding to those listed in the FDA’s Orange Book entry for INGREZZA. In 2023, we entered into settlement agreements resolving all patent litigation brought by us against the companies that filed ANDAs seeking approval to market generic versions of INGREZZA, and all cases have been dismissed. Pursuant to the terms of the respective settlement agreements, such companies have the right to sell generic versions of INGREZZA in the U.S. beginning March 1, 2038, or earlier under certain circumstances. Refer to Note 13 to the consolidated financial statements for a more detailed description of these matters.
•Crinecerfont, a CRF1 receptor antagonist under clinical development for the treatment of CAH in adults and children, is covered by U.S. Patent Nos. 10,905,690, 11,311,544, and 11,730,739, among other patents and pending patent applications, set to expire between 2035 and 2044 (not including any potential patent term extensions).
We also own, or have licensed rights to, patents covering our other products and earlier stage product candidates. In addition to the potential patent term extensions referenced above, the products and product candidates in our pipeline may be subject to additional terms of exclusivity that we may obtain by future patent issuances.
Separately, the U.S., the EU, and Japan each provide data and marketing exclusivity for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data and marketing exclusivity, which is measured from the date of marketing approval by the FDA or corresponding foreign regulatory authority. This period of exclusivity is generally five years in the U.S., six years in Japan and 10 years in the EU, except that for biologics, the period of exclusivity in the U.S. is 12 years under the Biologics Price Competition and Innovation Act. In addition, if granted orphan drug designation, certain of our product candidates, including, for example, crinecerfont, may also be eligible for marketing exclusivity in the U.S. for seven years and EU for 10 years.
Refer to Part I, Item 1A. Risk Factors for a discussion of the challenges we may face in obtaining or maintaining patent and/or trade secret protection and Note 13 to the consolidated financial statements for a description of our legal proceedings related to intellectual property matters.

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
Competition may also arise from, among other things, other drug development technologies, methods of preventing or reducing the incidence of disease, including vaccines, and new small molecule or other classes of therapeutic agents. Such developments by others (including the development of generic equivalents) may render our product candidates or technologies obsolete or noncompetitive.
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
•For CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive ACTH levels. In the U.S. alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development by other companies targeting CAH with a variety of approaches including gene therapy.
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
•Our investigational treatments for potential use in schizophrenia, anhedonia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for anhedonia or CIAS; however, there are a number of different anti-psychotic medications currently used in these patient populations.
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
In addition, federal and state healthcare laws, and equivalent supranational and foreign laws, restrict business practices in the pharmaceutical industry. These laws include, without limitation, federal, state and foreign fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws and industry codes of conduct regarding payments or other items of value provided to healthcare providers. We have a comprehensive compliance program designed to ensure our business practices remain compliant.
The U.S. federal Anti-Kickback Statute and equivalent foreign laws makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under programs such as a federal healthcare program, such as Medicare or Medicaid in the U.S.
Federal and equivalent foreign civil and criminal false claims laws and the federal civil monetary penalties law and equivalent foreign laws, which prohibit among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed and knowingly making, or causing to be made, a false record or to avoid or decrease an obligation to pay money to the federal government.
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services and equivalent foreign laws.
We may be subject to HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and their privacy and security regulations, which impose certain obligations, including the adoption of administrative, physical and technical safeguards to protect individually identifiable health information on covered entities subject to HIPAA (i.e., health plans, healthcare clearinghouses and certain healthcare providers) and their business associates that perform certain services for or on their behalf involving the use or disclosure of individually identifiable health information as well as their covered subcontractors.
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
Also, many states have similar healthcare statutes or regulations that may be broader in scope and may apply regardless of payor. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

The U.S. Foreign Corrupt Practices Act (FCPA) prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Similar laws exist in other countries, such as the United Kingdom (UK) or in EU member states, that restrict improper payments to public and private parties. Many countries have laws prohibiting these types of payments within the respective country. In addition to these anti-corruption laws, we are subject to import and export control laws, tariffs, trade barriers, economic sanctions, and regulatory limitations on our ability to operate in certain foreign markets.
Failure to comply with these laws, where applicable, can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal and equivalent foreign healthcare programs, and additional reporting requirements and regulatory oversight, any of which could adversely affect our ability to operate our business and our results of operations.
Development and Marketing Approval for Products. Preclinical studies generally are conducted in laboratory animals to evaluate the potential safety and efficacy of a product. Drug developers submit the results of preclinical studies to the FDA as a part of an investigational new drug application (IND) and to equivalent foreign authorities before clinical trials can begin in humans. Typically, clinical evaluation involves a time consuming and costly multi-phase process.

Phase 1	Clinical trials are conducted with a small number of subjects to determine the early safety profile, maximum tolerated dose and pharmacokinetic properties of the product in human volunteers or in patients with the target disease.

Phase 2	Clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety.

Phase 3
Larger, multi-center, comparative clinical trials are conducted with patients afflicted with a specific disease in order to determine safety and efficacy as primary support for regulatory approval by the FDA, the European Commission, or equivalent foreign authorities, to market a product candidate for a specific disease.

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
Once Phase 3 trials are completed, drug developers submit the results of preclinical studies and clinical trials to the FDA in the form of a new drug application (NDA) for approval to commence commercial sales. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (PDUFA), the FDA has a goal of 10 months from the date of filing of a standard NDA for a new molecular entity to review and act on the submission. The FDA generally has a six-month review goal of priority NDAs.
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
Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with Good Clinical Practice (GCP) requirements.
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
We will also have to complete an approval process similar to that in the U.S. in order to commercialize our product candidates in each foreign country. The approval procedure and the time required for approval vary from country to country and may involve additional testing. Foreign approvals may not be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the U.S., except for a certain limited number of drugs sold to certain Medicare beneficiaries beginning in 2023. The resulting prices may not be sufficient to generate an acceptable return to us or our corporate collaborators.
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
In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.
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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indication(s) and in accordance with the provisions of the approved label. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting pre-approval promotion of investigational drugs, as well as the promotion of off-label uses of approved drugs, and a company may be subject to significant liability. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.
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
In the U.S., third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. No uniform policy for coverage and reimbursement exists in the U.S., and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our drug products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained in the first instance or applied consistently.
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
Healthcare Reform Measures
The U.S. and some foreign jurisdictions have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. In the U.S., the pharmaceutical industry and the cost of prescription drugs has been a continuous focus of these efforts and has been significantly affected by major legislative initiatives.

Most recently, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other things, (1) directs the Secretary of the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost to $2,000 through a newly established manufacturer discount program. These provisions take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.
While the IRA targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we expect to qualify for the small biotech manufacturer exemption that is set to expire in 2029. However, the qualification for this exemption is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exemption or the potential loss of this exemption, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.
The most significant prior revisions to federal law governing the pharmaceutical industry and prescription drug pricing were enacted through the March 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA). This law was intended to broaden access to health insurance by reducing the number of uninsured persons, reducing or constraining the growth of healthcare spending, enhancing remedies against fraud and abuse, adding transparency requirements for the healthcare and health insurance industries, imposing taxes and fees on the health industry and imposing additional health policy reforms.
We expect that these health reform measures may result in more rigorous coverage criteria and lower reimbursement for prescription drugs, as well as result in additional downward pressure on any price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private third-party payors.
Other significant legislative changes impacting the pharmaceutical industry and prescription drug pricing have been adopted since the ACA was enacted. These changes include, among others, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and, due to subsequent legislative amendments, including the Investment and Jobs Act, will remain in effect through 2032.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to examine and/or control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Further, certain states through legislation have created a state prescription drug affordability board (PDAB) to help control costs of drugs for that state. The functions of the PDABs vary by state, and may include among others, negotiating the price the state pays for certain drugs, recommending or setting upper limits on drug prices, performing drug affordability reviews, and advising state lawmakers on additional ways to reduce the state’s drug spending. It is possible that the actions taken by the PDABs may result in lower prices for certain drug products sold in their states.

Proposed Healthcare Reform Measures
The U.S. and some foreign jurisdictions are considering a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and may be significantly affected by major legislative initiatives.
We are currently unable to predict what other additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business.
Regulation and Procedures Governing Approval of Medicinal Products in the EU
To market any product outside of the U.S., a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can initiate clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally aligns with the requirements in the U.S. It entails satisfactory completion of pharmaceutical development, nonclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the medicinal product for each proposed indication.
The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with cGMP and in a GMP licensed facility, which can be subject to GMP inspections.
Clinical Trials in the EU. In the EU, the Clinical Trials Regulation (EU) No 536/2014 (CTR) entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (CTD). The regulation introduces a streamlined application procedure via a single entry point, the “EU portal”, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts.
The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.
Marketing Authorizations. In the EU, medicinal products can only be commercialized after a related marketing authorization (MA) has been granted. To obtain an MA for a product in the EU, an applicant must submit a marketing authorization application (MAA) either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.
The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area (which is comprised of the 27 EU Member States plus Norway, Iceland and Liechtenstein). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (ATMPs), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Accelerated assessment may be granted by the EMA’s Committee for Medicinal Products for Human Use (CHMP) in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.
An MA has, in principle, an initial validity of five years. The MA may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. The European Commission or the competent authorities of the EU Member States may decide on justified grounds relating to pharmacovigilance, to proceed with one further five-year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized MA) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).
Upon receiving an MA, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.
Orphan Designation and related Exclusivity in the EU. In the EU, Regulation (EC) No. 141 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than five in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.
Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination.
Post-Authorization Obligations in the EU. Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another.
Brexit and the Regulatory Framework in the UK. The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (MHRA) is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland continues to follow the EU regulatory rules.
The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.
Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. This legislation includes procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedures (IRP) which entered into application on January 1, 2024. Since January 1, 2024, the MHRA may rely on the IRP when reviewing certain types of marketing authorization applications. There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU but have been tailored for the market.
Human Capital
Our Employees. We have grown to a team of more than 1,400 employees as of December 31, 2023, primarily employed in the U.S. Our highly qualified and experienced team, which includes scientists, physicians and professionals across sales, marketing, manufacturing, regulatory, finance and other essential functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2023, we added approximately 200 new employees to our team.
We expect to add additional employees in 2024 with a focus on expanding our research and development organization. We continually evaluate our business needs and opportunities and balance in-house with external expertise and capacity. Currently, we rely on third-party contract manufacturers.
Our Culture. The success of our human capital management investments is evidenced by our low employee turnover, a number which is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy. In recognition of our efforts, in 2023, we were ranked #8 in Fortune Best Workplaces in BiopharmaTM.
Employee Engagement, Talent Development & Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunities for equity ownership, development programs that enable continued learning and growth and a robust employment package that promotes well-being across all aspects of their lives, including healthcare, retirement planning and paid time off. As part of our promotion and retention efforts, we also invest in ongoing leadership development programs as well as offer tuition reimbursement. In addition, we regularly conduct employee surveys to gauge employee engagement and identify areas of focus.
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
•Enacted healthcare reform, drug pricing measures and other recent legislative initiatives, including the Inflation Reduction Act of 2022, could adversely affect our business.
•Our business could be adversely affected by the effects of health pandemics or epidemics, which could also cause significant disruption in the operations of third-party manufacturers, contract research organizations (CROs), or other third parties upon whom we rely.
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
•We have increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
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
•Government and third-party payors may impose sales and pharmaceutical pricing controls on our products, or limit coverage and/or reimbursement for our products or impose policies and/or make decisions that regarding the status of our products that could limit our product revenues and delay sustained profitability.
•Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations.
•We have a history of losses and expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
•Our customers are concentrated and therefore the loss of a significant customer may harm our business.
•We may need additional capital in the future. If we cannot raise additional funding, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.
Risks Related to Our Company
We may not be able to continue to successfully commercialize INGREZZA or any of our other products, or any of our product candidates if they are approved in the future.
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities, including the expansion of our specialty sales force, which we announced in the third quarter of 2021 and completed in April 2022. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA or any of our other products, or any product candidate approved by the FDA, or equivalent foreign authorities, in the future.
In addition, our business has been and may continue to be adversely affected by the effects of health pandemics or epidemics. In parts of the country, some hospitals, community mental health facilities, and other healthcare facilities continue to have policies that limit access of our sales representatives, medical affairs personnel and patients to such facilities. In addition, many healthcare practitioners have adopted telehealth for patient interactions, which may impact the ability of the healthcare practitioner to screen for and diagnose tardive dyskinesia or chorea associated with Huntington's disease.

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
Government and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products or impose policies and/or make decisions regarding the status of our products that could limit our product revenues and delay sustained profitability.
Our ability to continue to commercialize INGREZZA successfully or any of our other products will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare and the price of prescription drugs through various means may impact our revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.
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
Government authorities and other third-party payors are developing increasingly sophisticated methods of controlling healthcare costs, such as by limiting coverage and the amount of reimbursement for particular medications. Further, no uniform policy requirement for coverage and reimbursement for drug products exists among third-party payors in the U.S. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. In addition, communications from government officials, media outlets, and others regarding healthcare costs and pharmaceutical pricing could have a negative impact on our stock price, even if such communications do not ultimately impact coverage or reimbursement decisions for our products.

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
Outside the United States, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. The EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.

To obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/EU, was adopted in the EU. This regulation, which entered into force in January 2022 will apply as of January 2025. The regulation will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
In light of the fact that the UK has left the EU, Regulation No 2021/2282 on HTA will not apply in the UK. However, the MHRA is working with UK HTA bodies and other national organizations, such as the Scottish Medicines Consortium, the National Institute for Health and Care Excellence, and the All-Wales Medicines Strategy Group, to introduce new pathways supporting innovative approaches to the safe, timely and efficient development of medicinal products.
Legislators, policymakers and healthcare insurance funds in the EU and the UK may continue to propose and implement cost-containing measures to keep healthcare costs down, particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of European countries. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.
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
•Our investigational treatments for potential use in schizophrenia, anhedonia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for anhedonia or CIAS; however, there are a number of different anti-psychotic medications currently used in these patient populations.
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
In connection with the clinical trials of our product candidates, we face the risks that:
•the FDA or similar foreign regulatory authority may not allow an IND or foreign equivalent filings required to initiate human clinical studies for our drug candidates or the FDA or similar foreign regulatory authorities may require additional preclinical studies as a condition of the initiation of Phase 1 clinical studies, or additional clinical studies for progression from Phase 1 to Phase 2, or Phase 2 to Phase 3, or for NDA approval;
•the product candidate may not prove to be effective or as effective as other competing product candidates;
•we may discover that a product candidate may cause harmful side effects or results of required toxicology or other studies may not be acceptable to the FDA or similar foreign regulatory authorities;
•clinical trial results may not replicate the results of previous trials;
•the FDA or similar foreign regulatory authorities may require use of new or experimental endpoints that may prove insensitive to treatment effects;
•we or the FDA or similar foreign regulatory authorities may suspend or vary the trials;
•the results may not be statistically significant;
•clinical site initiation or patient recruitment and enrollment may be slower or more difficult than expected;
•the FDA or similar foreign regulatory authorities may not accept the data from any trial or trial site outside of the U.S.;
•patients may drop out of the trials;
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters or public health pandemics or epidemics or other business interruptions, including, for example, the conflict between Russia and Ukraine and the conflict in the Middle East; and
•regulatory requirements may change.
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. For example, the conflict between Russia and Ukraine, together with sanctions imposed on Russia, caused us to suspend all planned clinical trial activities in Russia and Ukraine. As a result, our planned clinical development timelines for valbenazine and luvadaxistat were significantly delayed while we identified and operationalized alternative clinical trial sites, which we have now done. Additionally, any of these events described above could result in suspension of a program and/or obviate any filings for necessary regulatory approvals.

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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Our additional collaborators include Xenon Pharmaceuticals, Inc., Idorsia Pharmaceuticals Ltd., Takeda Pharmaceutical Company Limited, Heptares Therapeutics Limited and Voyager Therapeutics, Inc.
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

•we or strategic collaborators could terminate the arrangement (in whole or in part) or allow it to expire, which would delay the development and commercialization, result in disagreements or disputes or may increase the cost of developing and commercializing our products or product candidates; and
•strategic collaborators could develop, either alone or with others, products or product candidates that may compete with ours.
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

We have increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
As of December 31, 2023, we had approximately 1,400 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates. For example, we are in the process of implementing a new company-wide enterprise resource planning (ERP) system to streamline certain existing business, operational, and financial processes. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays, or deficiencies in the implementation or design of the ERP system could adversely affect the effectiveness of our internal control over financial reporting or our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA or any of our other products, or any product candidate approved by the FDA in the future. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.

We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our clinical trials and product introductions may be delayed, and our costs may rise.
We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Establishing internal commercial manufacturing capabilities would require significant time and resources, and we may not be able to timely or successfully establish such capabilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA and equivalent foreign regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers might not comply with FDA or equivalent foreign regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:
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
•our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration, equivalent foreign regulatory authorities, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions. We depend on a limited number of suppliers for the production and packaging of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.

In addition, if our suppliers fail or refuse to supply us with INGREZZA or its API for any reason, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar foreign regulatory authorities must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the API or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or if a new supplier is unable to meet FDA or a similar foreign regulatory authority’s requirements for approval, there could be a shortage of INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.
The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, or may make mistakes in the conduct of our trials.
We depend on independent clinical investigators and CROs to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If our independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, or not in compliance with GCPs, it may delay or prevent the approval of our regulatory applications and our introduction of new treatments. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our products. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.
We are subject to ongoing obligations and continued regulatory review for INGREZZA. Additionally, our other product candidates, if approved, could be subject to labeling and other post-marketing requirements and restrictions.
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GCPs for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, changes in the product’s label, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning or untitled letters or holds on clinical trials;
•refusal by the FDA or similar foreign regulatory authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
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
Certain of the diseases that INGREZZA, crinecerfont, and our other product candidates are being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for INGREZZA, crinecerfont, and our other product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.
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
Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of December 31, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. We may also incur additional indebtedness to meet future financing needs.
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
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of December 31, 2023, we had an accumulated deficit of $157.1 million as a result of historical operating losses.

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
Effective January 1, 2022, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. Unless the U.S. Department of the Treasury issues regulations that narrow the application of this provision to a smaller subset of our research and development expenses or the provision is deferred, modified, or repealed by Congress, we expect a material decrease in our cash flows from operations and an offsetting similarly sized increase in our net deferred tax assets over these amortization periods. The actual impact of this provision will depend on multiple factors, including the amount of research and development expenses we will incur and whether we conduct our research and development activities inside or outside the U.S.
In addition, new income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business and financial condition. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, modified or applied adversely to us. For example, the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Future guidance from the Internal Revenue Service and other tax authorities with respect to such legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation. Furthermore, it is uncertain if and to what extent various states will conform to federal tax laws. Future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.
Our ability to use tax attributes may be limited.
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use certain pre-change federal tax attributes such as research and development tax credits to offset its post-change income or taxes may be limited. Based on completed Section 382 analysis done annually, we do not believe we have experienced any previous ownership changes, but the determination is complex and there can be no assurance we are correct. Furthermore, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control.

Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes, including net operating loss (NOL) carryforwards. In addition, at the state level, there may be periods during which the use of NOLs or credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, we may be unable to use all or a material portion of our NOLs, research and development credits, and other tax attributes, which could adversely affect our future cash flows.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, negatively affected the stock market and investor sentiment and resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $89 per share to approximately $143 per share.
The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and our other products;
•the results of our clinical trials;
•reports of safety issues related to INGREZZA, ORILISSA, ORIAHNN, DYSVAL, or any of our other products;
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
•government regulation, including the Inflation Reduction Act;
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 91% of our total product sales for 2023 and approximately 98% of our accounts receivable balance as of December 31, 2023. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
We may need additional capital in the future. If we cannot raise additional funding, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.
Our future funding requirements will depend on many factors and we may need to raise additional capital to fund our business plan and our future research, development, commercial and manufacturing efforts.
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the

2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of December 31, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we intend to seek patent protection for our proprietary technology and compounds. However, we face the risk that we may not obtain any of these patents and that the breadth of claims we obtain, if any, may not provide adequate protection of our proprietary technology or compounds. Additionally, if our employees, commercial collaborators or consultants use generative artificial intelligence (AI) technologies to develop our proprietary technology and compounds, it may impact our ability to obtain or successfully defend certain intellectual property rights.
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

In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties may challenge the validity or enforceability of our patents. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. In addition, potential competitors have in the past and may in the future file an abbreviated new drug application (ANDA) with the FDA seeking approval to market a generic version of our products, or our competitors’ products, before the expiration of the patents covering our products or our competitors’ products, as applicable. To prevent infringement or unauthorized use, we have in the past and may in the future need to file infringement claims, which are expensive and time-consuming. Refer to Note 13 to the consolidated financial statements for a description of our legal proceedings related to intellectual property matters. In addition, in an infringement proceeding a court may decide that a patent of ours or a patent of a competitor is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover its technology. Derivation proceedings declared by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patent applications (or those of our licensors) or a patent of a competitor. Litigation or derivation proceedings may fail and, even if successful, may result in substantial costs and be a distraction to management. Litigation or derivation proceedings, including proceedings of a competitor, may also result in a competitor entering the marketplace faster than expected. We cannot assure you that we will be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S.
Enacted healthcare reform, drug pricing measures and other recent legislative initiatives could adversely affect our business.
The business and financial condition of pharmaceutical and biotechnology companies are affected by the efforts of government and third-party payors to contain or reduce the costs of healthcare and to lower drug prices. In the U.S., comprehensive drug pricing legislation enacted by the Federal government implements, for the first time, government control over the pricing of certain prescription pharmaceuticals. Moreover, in some foreign jurisdictions, pricing of prescription pharmaceuticals is also subject to government control. Additionally, other federal and state laws impose obligations on manufacturers of pharmaceutical products, among others, related to disclosure of new drug products introduced to the market and increases in drug prices above a specified threshold.
For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things: (1) directs the Secretary of the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and beginning in 2025, eliminates the “donut hole” under the Medicare Part D program and creates a new, permanent cap on beneficiary out-of-pocket spending, in addition to a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and updated and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently uncertain how the IRA will be implemented over time; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.
While the IRA drug price negotiation program targets high-expenditure drugs that have been on the market for several years without generic or biosimilar competition, we believe we will qualify for the small biotech exception from negotiation that is set to expire in 2029. However, the qualification for this exception is subject to various requirements and there is no assurance that we will continue to qualify for this exemption in the future. Further, the loss of this exception or the potential loss of this exception, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.

Prior to the IRA’s enactment, the most significant recent federal legislation impacting the pharmaceutical industry occurred in March 2010, when the ACA was signed into law. The ACA was intended to broaden access to health insurance and reduce the number of uninsured individuals, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Further, certain states through legislation have created a state PDAB to help control costs of drugs for that state. The functions of the PDABs vary by state, and may include among other things, recommending or setting upper limits on the price the state pays for certain drugs, performing drug affordability reviews, and advising state lawmakers on additional ways to reduce the state’s drug spending. It is possible that the actions taken by the PDABs may result in lower prices for certain drug products sold in their in states.
The implementation of these cost containment measures may prevent us from being able to generate revenue, attain sustained profitability or commercialize our drugs, particularly since the majority of our current revenue is derived from federal healthcare programs, including Medicare and Medicaid.
Proposed healthcare reform, drug pricing measures and other prospective legislative initiatives could adversely affect our business.
We expect that there will continue to be a number of federal and state proposals to implement additional government controls over the pricing of prescription pharmaceuticals. In addition, increasing emphasis on reducing the cost of healthcare in the U.S. will continue to put pressure on the pricing and reimbursement of prescription pharmaceuticals. For example, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
In addition, certain jurisdictions outside of the U.S., including the EU, have instituted price ceilings on specific products and therapies, as described further in the risk factor titled “Government and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products or impose policies and/or make decisions regarding the status of our products that could limit our product revenues and delay sustained profitability.”
We are currently unable to predict what other additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal or equivalent foreign legislation or any such additional legislation or regulation would have on our business. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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
•HIPAA, as amended by HITECH and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals, including our speaker programs and other arrangements have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices, or a rogue employee’s activities, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. For example, we maintain a patient assistance program to help eligible patients afford our products. These and other types of programs have become the subject of governmental scrutiny, and numerous organizations, including pharmaceutical manufacturers, have been subject to litigation, enforcement actions and settlements related to their patient assistance programs. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
In addition, any sales of our product once commercialized outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.
We could face liability if a regulatory authority determines that we are promoting INGREZZA or any of our product candidates that receives regulatory approval, for “off-label” uses.
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
If the FDA or any other governmental agency, including equivalent foreign authorities, initiates an enforcement action against us, or if we are the subject of a qui tam suit brought by a private plaintiff on behalf of the government, and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.

If our information technology systems, those third parties upon which we rely, or our data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, regulatory investigations or actions, litigation, fines and penalties, and a loss of customers or sales.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, disclose, make accessible, protect, dispose of, transmit, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (such as malicious code, adware, and command and control (C2)), denial-of-service attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, telecommunications failures, and other similar threats. Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors (also referred to as APTs). Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, as well as our ability to conduct clinical trials. Ransomware attacks are also becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations (including our ability to conduct clinical trials), loss of sensitive data (including related to our clinical trials) and income, reputational harm, and diversion of funds. To alleviate the financial, operational and reputational impact of a ransomware attack, it may be preferable to make extortion payments, but we may be unwilling or unable to do so (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects, vulnerabilities, or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations. Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections, computers and devices outside our premises, including at home, while in transit or in public locations.
Additionally, natural disasters, public health pandemics or epidemics, terrorism, war and geopolitical conflicts, and telecommunication and electrical failures may result in damage to or the interruption or impairment of key business processes, or the loss or corruption of confidential information, including intellectual property, proprietary business information and personal data.
Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or modify our business activities (including our clinical trial activities) to try to protect against security incidents.
We take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email and other functions. We also rely on third-party service providers to provide other products, services, parts, or otherwise to operate our business, including clinical trial sites and investigators, contractors, manufacturers, suppliers and consultants. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers or CROs experience a security incident or other interruption, we could experience adverse consequences. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised or otherwise subject to a security incident. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.
Although to our knowledge we, or the third parties upon who we rely, have not experienced a security incident or disruption to date that is material to us, we and our vendors have been, either directly or indirectly, the target of cybersecurity incidents and expect them to continue. While we have implemented security measures designed to protect our data security and information technology systems, such measures may not prevent such events. Furthermore, while we have implemented and are planning to implement redundancies designed to avoid interruptions to our operations, not all potential events can be anticipated and interruptions to our operations could lead to decreased productivity.
If we (or a third party upon whom we rely) experience a security incident, ransomware attack or are perceived to have experienced a security incident, we may experience adverse consequences. Such consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm (including but not limited to damage to our patient, partner, or employee relationships); monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data, loss of connectivity to our network or internet); financial loss (including decreased productivity resulting from interruptions in our operations); and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Applicable data privacy and security obligations may also require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ potential use of generative AI technologies.
If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.
In addition to any patent protection, we rely on forms of regulatory exclusivity to protect our products such as orphan drug designation. A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the U.S. for seven years and EU for 10 years if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the new drug is clinically superior to the orphan product or a market shortage occurs.
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
From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters. Any dispute, claim or lawsuit may divert management’s attention away from our business, we may incur significant expenses in addressing or defending any dispute, claim or lawsuit, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. For example, we recently settled various intellectual property litigation matters against potential competitors related to INGREZZA. Refer to Note 13 to the consolidated financial statements for a more detailed description of these matters.

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
The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA, may expose us to liability claims. These claims might be made directly by consumers, healthcare providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for both our clinical trials as well as related to the sale of INGREZZA in amounts consistent with customary industry practices. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.
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

Laws regarding privacy, data protection, information security and the processing of personal data are becoming increasingly common in the U.S. at both the federal and state level. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (CPRA) (collectively, CCPA), requires businesses to provide specific disclosures in privacy notices, and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation). Although some U.S. comprehensive privacy laws and the CCPA exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Other states have also enacted data privacy laws and we expect more jurisdictions to pass similar laws in the future. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.
Additionally, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information.
Laws in Europe regarding privacy, data protection, information security and the processing of personal data have also been significantly reformed and continue to undergo reform. For example, the EU’s General Data Protection Regulation (EU GDPR) and the UK’s GDPR (UK GDPR) (collectively, GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the UK. The GDPR provides for enhanced data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The GDPR impose substantial fines for breaches of data protection requirements. For example, under the GDPR, such fines can be up to four percent of global revenue or 20 million euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, whichever is greater in either case, and also allow for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as EU regulations governing clinical trial data and other healthcare data, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
We may be subject to additional foreign data laws. For example, in Canada, the Personal Information Protection and Electronic Documents Act (PIPEDA) and various related provincial laws, as well as Canada’s Anti-Spam Legislation (CASL), may apply to our operations. As another example, the General Data Protection Law, Lei Geral de Proteção de Dados Pessoais (LGPD) (Law No. 13,709/2018), may apply to our operations. The LGPD broadly regulates processing personal data of individuals in Brazil and imposes compliance obligations and penalties comparable to those of the EU GDPR. We also target customers in Asia and may be subject to new and emerging data privacy regimes in Asia, including Japan’s Act on the Protection of Personal Information and Singapore’s Personal Data Protection Act.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, countries in the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries, whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If we cannot implement a valid compliance mechanism for cross-border personal data transfers or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the U.S. may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.
Our employees and personnel may use generative AI technologies to perform some of their work, and the disclosure and use of personal information data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Furthermore, any use of generative AI to develop our proprietary technology and compounds may also impact our ability to obtain or successfully defend certain intellectual property rights. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we may contractually be subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
Our obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing in an increasingly stringent fashion and creating uncertainty. These obligations may be subject to differing applications and interpretations, which may be inconsistent among jurisdictions or in conflict. Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources). These obligations may necessitate changes to our information technologies, systems and practices and those of any third parties that process personal data on our behalf. In addition, these obligations may even require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, litigation(including class claims), additional reporting requirements and/or oversight, bans on processing personal data, imprisonment of company officials, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy. We rely on information technology and data to operate our business and develop, market, and deliver our therapies to our customers. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, lab equipment, software, and our critical data includes confidential, personal, proprietary, and sensitive data (collectively “Information Assets”). Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.
The Company’s general risk management program is designed to manage identified material risks, which would include material cybersecurity risks.
We engage in processes designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting threat assessments for internal and external threats, and conducting vulnerability assessments to identify vulnerabilities.
We rely on a multidisciplinary team (including from our information security function, management, and third party service providers, as described further below) to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats.
Depending on the environment, we implement and maintain various technical, physical and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. The cybersecurity risk management and mitigation measures we implement for certain of our Information Assets include: policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, and disaster recovery/business continuity plans; incident detection and response tools; internal and/or external audits to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; implementation of security standards/certifications; credit and background checks on our and/or third parties’ personnel; encryption of data; network security controls; threat modeling; data segregation; physical and electronic access controls; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management program; employee security training; penetration testing; red/blue team exercises; cyber insurance; dedicated cybersecurity staff/officer.
We work with third parties from time to time that assist us from time to time to identify, assess, and manage cybersecurity risks, including professional services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, managed services, property management, cloud-based infrastructure, data center facilities, content delivery, encryption and authentication technology, corporate productivity services, and other functions. We have certain vendor management processes designed to help to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, refer to Part I, Item 1A. Risk Factors for additional information about cybersecurity-related risks.
Governance. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including a Chief Information Officer, who reports to the CFO. Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into the company’s overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity incident response and vulnerability management processes involve management, who participates in our disclosure controls and procedures.
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including work with the company’s incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company’s incident response processes include reporting to the Audit committee of the board of directors for certain cybersecurity incidents.
Management is involved with the Company’s efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing of incident response plans, engagement of vendors to conduct penetration tests. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct the company’s response to cybersecurity incidents.
Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk, and mitigation.
Item 2. Properties
Our corporate headquarters are located in San Diego, California. We believe that our property and equipment are generally well maintained, in good operating condition and suitable for the conduct of our business.
Details of our leased facilities, which include our corporate headquarters and consist of office space and research and development laboratories, follow.

Address	Type	Square Feet
12780 El Camino Real, San Diego, California	Office Space, Research and Development Laboratories	141,000
6027 Edgewood Bend Court, San Diego, California	Office Space	124,000
6029 Edgewood Bend Court, San Diego, California	Office Space	110,000
12790 El Camino Real, San Diego, California	Office Space	88,000
10420 Wateridge Circle, San Diego, California	Research and Development Laboratories	46,000
12777 High Bluff Drive, San Diego, California	Office Space	45,000
12770 El Camino Real, San Diego, California	Office Space	26,000
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, will serve as our new corporate headquarters.

The construction of the campus facility is phased. The first phase of construction relating to office space was completed in December 2023. As we begin to occupy our new campus facility, we will sublease certain of our existing leased premises when we determine there is excess leased capacity.
Item 3. Legal Proceedings
For a description of our legal proceedings, refer to Note 13 to the consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NBIX”.
As of February 5, 2024, there were approximately 43 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities and Issuer Purchases of Equity Securities
There were no unregistered sales of our equity securities and we did not repurchase any of our equity securities during 2023.
Stock Performance Graph and Cumulative Total Return*
The following graph presents the cumulative total stockholder return assuming the investment of $100 on December 31, 2018 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

$250
$225
$200
$175
$150
$125
$100
$75
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
Neurocrine Biosciences, Inc.
Nasdaq Composite
Nasdaq Biotechnology

* The material in this section is not “soliciting material”, is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any of our SEC filings whether made before or after the date hereof and irrespective of any general incorporation language in any such SEC filing except to the extent we specifically incorporate this section by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements pertaining to, among other things, the commercialization of our product and product candidates, the expected continuation of our collaborative agreements, the progress, timing, results or implications of clinical trials and other development activities, our plans and timing with respect to seeking regulatory approvals, the period of time that our existing capital resources will meet our funding requirements, and our financial results of operations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various risks and uncertainties, including those set forth in this Annual Report on Form 10-K under the heading “Item 1A. Risk Factors.” See “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K.
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neurological, neuroendocrine and neuropsychiatric disorders. The Company’s diverse portfolio includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia, chorea associated with Huntington's disease, adrenal insufficiency, and endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie), a European Medicines Agency (EMA) approved treatment for classic congenital adrenal hyperplasia (CAH) and a diversified portfolio of advanced clinical-stage programs in multiple therapeutic areas.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of tardive dyskinesia in May 2017 and for the treatment of adults with chorea associated with Huntington's disease in August 2023. INGREZZA net product sales totaled $1.8 billion for 2023 and accounted for approximately 99% of our total net product sales for 2023.
Our partner Mitsubishi Tanabe Pharma Corporation (MTPC) launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia in June 2022 and subsequently in other select Asian markets, where it is marketed as REMLEAS® (valbenazine). We receive royalties at tiered percentage rates on MTPC net sales of valbenazine.
Our partner AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix.
Business Highlights
•INGREZZA net product sales for 2023 increased $0.4 billion, or 28.6%, to $1.8 billion, reflecting higher prescription demand and increased commercial activities, including continued investment in our branded direct-to-consumer INGREZZA advertising campaign and benefit from the expansion of our sales force completed in April 2022.
•In the fourth quarter of 2023, we announced that all patent litigation brought by Neurocrine Biosciences against the companies that filed an Abbreviated New Drug Application (ANDA) to the FDA seeking approval to market generic versions of INGREZZA prior to the expiration of the Orange Book listed patents have been resolved. Pursuant to the terms of the respective settlement agreements, such companies have the right to sell generic versions of INGREZZA in the U.S. beginning March 1, 2038, or earlier under certain circumstances.
Pipeline Highlights
•Announced positive top-line data from the Phase 3 clinical studies of crinecerfont in adults and pediatrics with CAH. Crinecerfont subsequently received Breakthrough Therapy designation from the FDA for the treatment of CAH. Data from the Phase 3 studies will support a New Drug Application (NDA) submission to the FDA in the second quarter of 2024.

•Expanded strategic partnership with Voyager Therapeutics Inc. (Voyager) to advance multiple gene therapy programs, each enabled by Voyager's next-generation TRACERTM capsids, for the treatment of neurological diseases. Upfront fee associated with the agreement totaled $175.0 million, including an equity investment valued at $31.3 million on the transaction date, with the remaining $143.9 million of the purchase price, which includes the applicable transaction costs, expensed as in-process research and development in 2023.
•In the third quarter of 2023, we announced the FDA accepted the NDA for INGREZZA oral granules, a new sprinkle formulation of INGREZZA capsules for oral administration. The agency set a Prescription Drug User Fee Act target action date of April 30, 2024.
•In the third quarter of 2023, the FDA approved INGREZZA for the treatment of adults with chorea associated with Huntington's disease.
•In the fourth quarter of 2023, we announced the Phase 2 clinical studies of NBI-921352 in focal onset seizures and NBI-1065846 for anhedonia in major depressive disorder (MDD) did not meet their primary endpoints. No further development of NBI-921352 in focal onset seizures or NBI-1065846 for anhedonia in MDD is planned at this time.
Results of Operations
Revenues
Net Product Sales by Sales Product.

	Year Ended December 31,
(in millions)	2023	2022	2021
INGREZZA	$1,836.0	$1,427.8	$1,081.9
Other	24.6	13.1	8.2
Total net product sales	$1,860.6	$1,440.9	$1,090.1
The increases in total net product sales from 2021 to 2022 and from 2022 to 2023 were primarily driven by increased INGREZZA net product sales on higher prescription demand and increased commercial activities, including continued investment in our branded direct-to-consumer INGREZZA advertising campaign and benefit from the expansion of our sales force completed in April 2022.
Collaboration Revenues by Category.

	Year Ended December 31,
(in millions)	2023	2022	2021
Royalties	$21.2	$22.3	$22.3
Milestones	—	20.0	15.0
Collaboration and other	5.3	5.5	6.1
Total collaboration revenue	$26.5	$47.8	$43.4
Royalties reflect revenue earned on AbbVie net sales of elagolix for all periods presented and MTPC net sales of valbenazine beginning in June 2022.
For 2022, total collaboration revenue also reflected the achievement of a $20.0 million milestone in connection with MTPC's first commercial sale of DYSVAL in Japan.
For 2021, total collaboration revenue also reflected the achievement of a $15.0 million milestone in connection with MTPC's marketing authorization application submission for valbenazine for the treatment of tardive dyskinesia in Japan.

Operating Expenses
Cost of Revenues.

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of revenues	$39.7	$23.2	$14.3
For 2023 compared to 2022, the increase in cost of revenues was primarily driven by increased INGREZZA and other net product sales, increased amortization costs related to intangible assets, increased reserves for ONGENTYS inventory obsolescence in connection with the termination of our license agreement with BIAL, and increased manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with MTPC.
For 2022 compared to 2021, the increase in cost of revenues was primarily driven by increased INGREZZA net product sales.
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

	Year Ended December 31,
(in millions)	2023	2022	2021
Late stage	$106.1	$68.7	$55.7
Early stage	107.4	81.1	43.9
Research and discovery	96.5	63.7	50.5
Milestones	0.8	42.7	5.4
Payroll and benefits	206.7	163.8	129.1
Facilities and other	47.5	43.8	43.5
Research and development	$565.0	$463.8	$328.1
Late Stage. Consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
The increases in late stage expenses from 2021 to 2022 and from 2022 to 2023 primarily reflected increased investment in the Phase 3 programs for crinecerfont in CAH and valbenazine in schizophrenia and Phase 2 program for EFMODY in CAH.
Early Stage. Consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
For 2023 compared to 2022, the increase in early stage expenses primarily reflected increased investment in the Phase 2 program for NBI-1117568 in schizophrenia and other advancing Phase 2 programs in psychiatry, partially offset by decreased spend on early stage programs in epilepsy.
For 2022 compared to 2021, the increase in early stage expenses primarily reflected increased investment in advancing Phase 2 programs in epilepsy and psychiatry.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
For 2023 compared to 2022, the increase in research and discovery expenses primarily reflected increased investment in preclinical development programs including muscarinic agonists, gene therapies, and second generation VMAT2 inhibitors.
For 2022 compared to 2021, the increase in research and discovery expenses reflected increased investment in preclinical development programs including psychiatry, epilepsy, and gene therapies .

Milestones. Consist of development and regulatory milestone expenses incurred in connection with our collaborative arrangements.
In 2022, we recognized milestone expenses of $30.0 million in connection with the FDA's acceptance of the investigational new drug application for NBI-1117568 in schizophrenia, $7.3 million in connection with the FDA's acceptance of the amended KAYAKTM study protocol, and $5.0 million in connection with the approval of the clinical trial application for NBI-1070770 in major depressive disorder.
In 2021, we recognized milestone expense of $5.4 million in connection with the regulatory approval of the clinical trial application in Europe for NBI-921352 in epilepsy.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
For 2023 compared to 2022, the increase in payroll and benefits expenses primarily reflected higher headcount and an increase of $10.3 million in non-cash stock-based compensation expense primarily driven by an incremental charge related to a change in equity grant agreement terms.
For 2022 compared to 2021, the increase in payroll and benefits expenses primarily reflected higher headcount, including an increase of $9.3 million in non-cash stock-based compensation expense driven by an August 2021 equity grant of approximately 0.5 million restricted stock units to our full-time employees other than our executive officers and performance-based restricted stock units to our executive officers for which attainment of the performance-based criteria was achieved in 2022.
Facilities and Other. Consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
Acquired In-Process Research and Development, or IPR&D.

	Year Ended December 31,
(in millions)	2023	2022	2021
Acquired in-process research and development	$143.9	$—	$105.3
In 2023, we recognized $143.9 million of IPR&D expense in connection with our payment of the upfront fee pursuant to our expanded strategic partnership with Voyager.
In 2021, we recognized $105.3 million of IPR&D expense, of which $100.3 million was in connection with our payment of the upfront fee pursuant to our collaboration with Heptares Therapeutics Limited.
Selling, General and Administrative, or SG&A.

	Year Ended December 31,
(in millions)	2023	2022	2021
Selling, general and administrative	$887.6	$752.7	$583.3
For 2023 compared to 2022, the increase in SG&A expenses was primarily driven by increased investment in our commercial initiatives, including our branded direct-to-consumer INGREZZA advertising campaign and deployment of our expanded salesforce completed in April 2022, and increased payroll and benefits expenses on higher headcount and an increase of $10.9 million in non-cash stock-based compensation expense primarily driven by an incremental charge related to a change in equity grant agreement terms.
For 2022 compared to 2021, the increase in SG&A expenses was primarily driven by increased investment in our commercial initiatives and increased payroll and benefits expenses on higher headcount and an increase of $29.6 million in non-cash stock-based compensation expense driven by an August 2021 equity grant of approximately 0.5 million restricted stock units to our full-time employees other than our executive officers and performance-based restricted stock units to our executive officers for which attainment of the performance-based criteria was achieved in 2022.

Other Income (Expense), Net.

	Year Ended December 31,
(in millions)	2023	2022	2021
Interest expense	$(4.6)	$(7.1)	$(25.8)
Unrealized gain on equity securities	28.4	30.8	20.9
Loss on extinguishment of convertible senior notes	—	(70.0)	—
Investment income and other, net	57.4	11.2	3.8
Total other income (expense), net	$81.2	$(35.1)	$(1.1)
The change in other income (expense), net from 2021 to 2022 and from 2022 to 2023 primarily reflected debt extinguishment charges in connection with the repurchase of our convertible senior notes in 2022, periodic fluctuations in the fair values of our equity security investments, increased interest income on our debt security investments and decreased interest expense on lower total debt outstanding. The change in other expense, net from 2021 to 2022 also reflected decreased interest expense due to the adoption of ASU 2020-06 on January 1, 2022.
Provision for Income Taxes.

	Year Ended December 31,
(in millions)	2023	2022	2021
Provision for income taxes	$82.4	$59.4	$11.8
For 2023, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, the impact of changes in the state effective rate, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.
For 2022, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of our convertible senior notes in 2022.
For 2021, the effective tax rate varied from the federal and state statutory rates primarily due to excess tax benefits associated with stock-based compensation and credits generated for research activities. In the first quarter of 2021, we began recording a provision for income taxes using an effective tax rate that approximated federal and state statutory rates.
Net Income.

	Year Ended December 31,
(in millions)	2023	2022	2021
Net income	$249.7	$154.5	$89.6
For 2023 compared to 2022, the increase in net income primarily reflected increased INGREZZA net product sales, decreased debt extinguishment charges in connection with the repurchase of our convertible senior notes in 2022, and decreased milestone expenses in connection with our collaborations, partially offset by increased upfront payments in connection with our expanded strategic partnership with Voyager and increased investment in our commercial initiatives and expanded clinical portfolio.
For 2022 compared to 2021, the increase in net income primarily reflected increased INGREZZA net product sales and lower upfront payments for asset acquisitions, partially offset by increased debt extinguishment charges in connection with the repurchase of our convertible senior notes in 2022 and increased investment in our commercial initiatives and expanded clinical portfolio.

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
Information Regarding Our Financial Condition.

	December 31,
(in millions)	2023	2022
Total cash, cash equivalents and marketable securities	$1,719.1	$1,288.7
Working Capital:
Total current assets	$1,607.0	$1,453.5
Less total current liabilities	654.8	537.7
Total working capital	$952.2	$915.8
Information Regarding Our Cash Flows.

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities	$389.9	$339.4	$256.5
Cash flows from investing activities	(467.1)	(177.1)	(130.2)
Cash flows from financing activities	65.3	(234.3)	27.4
Effect of exchange rate changes on cash and cash equivalents	0.3	(1.3)	—
Change in cash, cash equivalents and restricted cash	$(11.6)	$(73.3)	$153.7
Cash Flows from Operating Activities.
For 2023 compared to 2022, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales and lower milestone payments in connection with our collaborations, partially offset by higher upfront payments in connection with our expanded strategic partnership with Voyager and increased investment in our commercial initiatives and expanded clinical portfolio.
For 2022 compared to 2021, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales and lower upfront payments for asset acquisitions, partially offset by increased investment in our commercial initiatives and expanded clinical portfolio. In addition, we experienced an increase in accounts receivable driven by increased INGREZZA net product sales on extended customer payment terms attributed to the expansion of our distribution network at the end of 2021 and an increase in accrued liabilities driven by increased revenue-related reserves for discounts and allowances on higher INGREZZA net product sales and the timing of payments.
Cash Flows from Investing Activities.
Periodic fluctuations in cash flows from investing activities for all periods presented reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
For 2023, cash flows from investing activities also reflected a $31.3 million equity investment in Voyager.
For 2022, cash flows from investing activities also reflected the acquisition of Diurnal Group plc for $42.7 million in cash, which is net of cash acquired, and a $7.7 million equity investment in Xenon Pharmaceuticals Inc.

Cash Flows from Financing Activities.
Cash flows from financing activities for all periods presented reflected proceeds from issuances of our common stock.
For 2022, cash flows from financing activities also reflected the repurchase of $210.8 million aggregate principal amount of our convertible senior notes for an aggregate repurchase price of $279.0 million in cash.
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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $17.0 billion upon the achievement of certain event-based milestones.
Refer to Note 2 to the consolidated financial statements for more information on our significant collaboration and license agreements.
Leases. Our operating leases that have commenced have terms that expire beginning 2025 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters.
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, will serve as our new corporate headquarters.
The construction of the campus facility is phased. The first phase of construction relating to office space was completed in December 2023. As we begin to occupy our new campus facility, we will sublease certain of our existing leased premises when we determine there is excess leased capacity.
Refer to Note 11 to the consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.

Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024 (the 2024 Notes). In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of December 31, 2023, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.
At our election, we may redeem all or any portion of the 2024 Notes under certain circumstances. In addition, holders of the 2024 Notes may convert the 2024 Notes at any time until the close of business on the scheduled trading day immediately preceding May 15, 2024. Upon conversion, holders will receive the principal amount of their 2024 Notes and any conversion premium, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in cash. Unless earlier converted, redeemed, or repurchased, we would be required to pay interest of $1.9 million in 2024 and pay the aggregate principal amount outstanding of $170.4 million upon maturity of the 2024 Notes.
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
The items in our financial statements requiring significant estimates and judgments are as follows:
Reserves for Government Rebates. We recognize revenues from product sales of INGREZZA net of reserves established for applicable discounts and allowances that are offered within contracts with our customers, payors, and other third parties. Such reserves include estimates for government rebates that we are obligated to pay for discounts including under the Medicaid Drug Rebate Program and Medicare Part D. The liability for such rebates consists of invoices received for claims from prior quarters that remain unpaid, or for which an invoice has not been received, and estimated rebates for the current applicable reporting period. Such estimates require us to project the magnitude of our sales that will be subject to such rebates and are based on actual historical rebates by state, estimated payor mix, state and federal regulations, and relevant contractual terms, as supplemented by management’s judgement. There is a significant time-lag in our receiving rebate notices from each state (generally, several months or longer after a sale is recognized). To date, actual government rebates have not differed materially from our estimates.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on December 31, 2023, it would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8. Financial Statements and Supplementary Data
NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserves for government rebates related to product sales

Description of the Matter
The Company sells product to specialty pharmacies and specialty distributors in the US (collectively, “customers”). As described in Note 1 to the consolidated financial statements, the Company recognizes revenues for sales of INGREZZA to its customers after deducting management’s estimates of reserves, including drug coverage gap rebates, it will provide under government rebate programs (“government rebates”). Estimated government rebates are presented within accounts payable and accrued liabilities on the consolidated balance sheet.

Auditing the estimates of government rebates was complex and judgmental due to the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate at December 31, 2023, the portion of product that is expected to be subject to a government rebate, the applicable contractual government rebate percentage by payor type underlying the revenue and the applicable rebate amount applicable for the payor type.

How We Addressed the Matter in Our Audit
We tested the Company’s internal controls over management’s process for estimating the portion of product that is expected to be subject to a government rebate at December 31, 2023. This included controls over management’s review of significant assumptions and other inputs into the estimation of government rebates including the accuracy of data used in the calculation.

To test management’s estimate of government rebate reserves our audit procedures included, among others, evaluating the methodologies used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, we compared the significant assumptions to third-party reports used by the Company to estimate government rebate reserves at December 31, 2023. In addition, we compared the underlying government rebate percentages used in the Company’s analyses to those published by the applicable government entity. We assessed the historical accuracy of management’s rebate estimates, tested payments of rebates and performed a sensitivity analysis of significant assumptions to evaluate the changes in the rebate allowance that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
San Diego, California
February 9, 2024

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$251.1	$262.9
Debt securities available-for-sale	780.5	726.4
Accounts receivable, net	439.3	350.0
Inventory, net	38.3	35.1
Other current assets	97.8	79.1
Total current assets	1,607.0	1,453.5
Deferred tax assets	362.6	305.9
Debt securities available-for-sale	687.5	299.4
Right-of-use assets	276.5	87.0
Equity securities	161.9	102.1
Property and equipment, net	70.8	58.6
Intangible assets, net	35.5	37.2
Other assets	49.6	25.0
Total assets	$3,251.4	$2,368.7

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$448.8	$347.6
Convertible senior notes	170.1	169.4
Other current liabilities	35.9	20.7
Total current liabilities	654.8	537.7
Noncurrent operating lease liabilities	258.3	93.5
Other long-term liabilities	106.3	29.7
Total liabilities	1,019.4	660.9

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 98.7 and 96.5 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,382.0	2,122.4
Accumulated other comprehensive income (loss)	7.0	(7.9)
Accumulated deficit	(157.1)	(406.8)
Total stockholders’ equity	2,232.0	1,707.8
Total liabilities and stockholders’ equity	$3,251.4	$2,368.7
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS INCOME
AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Revenues:
Net product sales	$1,860.6	$1,440.9	$1,090.1
Collaboration revenue	26.5	47.8	43.4
Total revenues	1,887.1	1,488.7	1,133.5
Operating expenses:
Cost of revenues	39.7	23.2	14.3
Research and development	565.0	463.8	328.1
Acquired in-process research and development	143.9	—	105.3
Selling, general and administrative	887.6	752.7	583.3
Total operating expenses	1,636.2	1,239.7	1,031.0
Operating income	250.9	249.0	102.5
Other income (expense):
Interest expense	(4.6)	(7.1)	(25.8)
Unrealized gain on equity securities	28.4	30.8	20.9
Loss on extinguishment of convertible senior notes	—	(70.0)	—
Investment income and other, net	57.4	11.2	3.8
Total other income (expense), net	81.2	(35.1)	(1.1)
Income before provision for income taxes	332.1	213.9	101.4
Provision for income taxes	82.4	59.4	11.8
Net income	249.7	154.5	89.6
Foreign currency translation adjustments, net of tax	2.4	2.9	—
Unrealized gain (loss) on debt securities available-for-sale, net of tax	12.5	(9.1)	(3.5)
Comprehensive income	$264.6	$148.3	$86.1
Earnings per share, basic	$2.56	$1.61	$0.95
Earnings per share, diluted	$2.47	$1.56	$0.92
Weighted average common shares outstanding, basic	97.7	95.8	94.6
Weighted average common shares outstanding, diluted	101.0	98.9	97.9
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
(in millions)	Shares	$
Balances at December 31, 2020	93.5	$0.1	$1,849.7	$1.8	$(725.4)	$1,126.2
Net income	—	—	—	—	89.6	89.6
Other comprehensive loss, net of tax	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	134.2	—	—	134.2
Issuances of common stock under stock plans	1.4	—	27.5	—	—	27.5
Balances at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	154.5	154.5
Other comprehensive loss, net of tax	—	—	—	(6.2)	—	(6.2)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	173.1	—	—	173.1
Issuances of common stock under stock plans	1.6	—	44.7	—	—	44.7
Balances at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net income	—	—	—	—	249.7	249.7
Other comprehensive income, net of tax	—	—	—	14.9	—	14.9
Stock-based compensation expense	—	—	194.3	—	—	194.3
Issuances of common stock under stock plans	2.2	—	65.3	—	—	65.3
Balances at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$249.7	$154.5	$89.6
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	194.3	173.1	134.2
Depreciation	17.8	15.1	10.9
(Accretion) amortization of (discount) premium on investments, net	(18.3)	3.7	7.4
Amortization of debt discount	—	—	16.2
Amortization of debt issuance costs	0.7	1.2	1.1
Amortization of intangible assets	3.5	0.5	—
Changes in fair value of equity securities	(28.4)	(30.8)	(20.9)
Deferred income taxes	(56.7)	19.1	4.3
Loss on extinguishment of convertible senior notes	—	70.0	—
Other	(0.9)	0.4	(3.0)
Changes in operating assets and liabilities:
Accounts receivable	(89.3)	(162.2)	(28.4)
Inventory	5.4	(2.6)	(2.5)
Accounts payable and accrued liabilities	64.3	114.6	56.8
Other assets and liabilities, net	47.8	(17.2)	(9.2)
Cash flows from operating activities	389.9	339.4	256.5

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(1,379.9)	(621.2)	(800.1)
Sales and maturities of debt securities available-for-sale	972.4	511.0	697.9
Acquisition of business, net of cash acquired	—	(42.7)	—
Purchases of equity securities	(31.3)	(7.7)	(4.6)
Capital expenditures	(28.3)	(16.5)	(23.4)
Cash flows from investing activities	(467.1)	(177.1)	(130.2)

Cash flows from financing activities:
Issuances of common stock under benefit plans	65.3	44.7	27.5
Repurchases of convertible senior notes	—	(279.0)	(0.1)
Cash flows from financing activities	65.3	(234.3)	27.4
Effect of exchange rate changes on cash and cash equivalents	0.3	(1.3)	—
Change in cash and cash equivalents and restricted cash	(11.6)	(73.3)	153.7
Cash, cash equivalents and restricted cash at beginning of period	270.7	344.0	190.3
Cash, cash equivalents and restricted cash at end of period	$259.1	$270.7	$344.0

Supplemental Disclosure:
Non-cash capital expenditures	$2.5	$0.7	$1.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$200.8	$—	$23.4
Cash paid for interest	$3.8	$6.6	$8.6
Cash paid for income taxes	$51.5	$14.4	$5.1
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Organization and Business. Neurocrine Biosciences, Inc. and its subsidiaries (Neurocrine Biosciences, the Company, we, our or us) is a neuroscience-focused biopharmaceutical company focused on discovering, developing and delivering innovative therapies to help ease the burden of debilitating disorders and diseases.
We operate in a single business segment, which includes all activities related to the research, development and commercialization of pharmaceuticals for the treatment of neurological, neuroendocrine and neuropsychiatric disorders and reflects the way in which internally-reported financial information is regularly reviewed by our chief operating decision maker to analyze performance, make decisions and allocate resources.
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
Our exposure to credit losses may increase if our customers are adversely affected by changes in healthcare laws, coverage and reimbursement, economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors.
Inventory. Inventory is valued at the lower of cost or net realizable value. We determine the cost of inventory using the standard-cost method, which approximates actual cost based on the first-in, first-out method. We perform an assessment of the recoverability of our inventory on a quarterly basis and write down any excess and obsolete inventory to its net realizable value in the period in which the impairment is first identified. When future commercialization is considered probable and the future economic benefit is expected to be realized, based on management’s judgment, we capitalize pre-launch inventory costs prior to regulatory approval.
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
Accrued interest receivables on debt securities available-for-sale were $11.2 million and $4.7 million, respectively, as of December 31, 2023 and 2022. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during 2023, 2022 or 2021.
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
Equity Investments. We account for certain equity investments subject to the equity method of accounting, or through which we have the ability to exercise significant influence (but not control) over the operating and financial policies of an investee, under the fair value option. In assessing whether we exercise significant influence, we consider the nature and magnitude of such an investment, the voting and protective rights we hold, any participation in the governance of the investee and other relevant factors, such as the presence of a collaborative or other business relationship. Such investments in publicly traded companies are currently classified within Level 1 of the fair value hierarchy and carried at fair value, with any changes in the fair value of such investments recognized in earnings.
Property and Equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of 3 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation expense was $17.8 million for 2023, $15.1 million for 2022 and $10.9 million for 2021.

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
Goodwill, Intangible Assets and Other Long-Lived Assets. Assets acquired, including intangible assets and in-process research and development (IPR&D) and liabilities assumed are measured at fair value as of the acquisition date. Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of the net assets acquired. Intangible assets acquired in a business combination that are used for IPR&D activities are considered indefinite lived until the completion or abandonment of the associated research and development efforts. Upon reaching the end of the relevant research and development project (i.e., upon commercialization), the IPR&D asset is amortized over its estimated useful life. If the relevant research and development project is abandoned, the IPR&D asset is expensed in the period of abandonment.
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
Leases. We determine if an arrangement is a lease at contract inception. Right-of-use (ROU) assets represent our right to use an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. When determining the lease term, we include options to extend or terminate the lease when it is reasonably certain that such options will be exercised.
As none of our operating leases provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.
The lease payments used to determine our ROU assets may include prepaid or accrued lease payments and any lease incentives received and are recognized in ROU assets in our consolidated balance sheets.

Our lease agreements may include both lease and non-lease components, which we account for as a single lease component when the payments are fixed. Variable payments included in lease agreements are expensed as incurred.
Our operating leases are reflected in ROU assets, noncurrent operating lease liabilities, and other current liabilities in our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
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
Net Product Sales. In the U.S., we sell INGREZZA® (valbenazine) primarily to specialty pharmacy providers and distributors. We recognize net product sales when the customer obtains control of our product, which occurs at a point in time, typically upon delivery of our product to the customer.
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
Government Rebates. We are obligated to pay rebates for discounts including under the Medicaid Drug Rebate Program and Medicare Part D. The liability for such rebates consists of invoices received for claims from prior quarters that remain unpaid, or for which an invoice has not been received, and estimated rebates for the current applicable reporting period. Such estimates are based on actual historical rebates by state, estimated payor mix, state and federal regulations, and relevant contractual terms, as supplemented by management’s judgement. Our rebate accrual calculations require us to project the magnitude of our sales that will be subject to these rebates. There is a significant time-lag in our receiving rebate notices from each state (generally, several months or longer after a sale is recognized). Estimated rebates are recorded as a reduction of revenue in the period the related sale is recognized. To date, actual government rebates have not differed materially from our estimates.
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
Patient Financial Assistance. To help patients afford our products, we offer financial assistance to qualified patients with prescription drug copay requirements. We accrue for patient financial assistance based on estimated claims and the cost per claim we expect to receive in connection with inventory that remains in the distribution channel at period end. To date, actual patient financial assistance has not differed materially from our estimates.
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

Concentration of Credit Risk. Financial instruments that potentially subject us to concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable and debt securities available-for-sale. We have established guidelines to limit our exposure to credit risk by diversifying our investment portfolio with low-risk investment-grade debt securities with maturities of up to three years and by placing our investments with high-credit-quality financial institutions to maintain liquidity. To date, we have not experienced any credit losses and do not believe we are exposed to any significant credit risk in connection with these financial instruments.
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 91% of our total product sales for 2023 and approximately 98% of our accounts receivable balance as of December 31, 2023.
Cost of Revenues. Cost of revenues includes third-party manufacturing, transportation, freight, and indirect overhead costs primarily for the manufacture and distribution of INGREZZA drug product sold, manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with Mitsubishi Tanabe Pharma Corporation, royalty fees on net sales of elagolix, amortization of intangible assets, and adjustments for excess and obsolete inventory to the extent management determines that the cost cannot be recovered based on estimates about future demand.
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
Advertising Expense. Advertising costs are expensed as selling, general and administrative when incurred. Advertising expense was $159.9 million for 2023, $149.7 million for 2022 and $139.8 million for 2021.
Stock-Based Compensation. We grant stock options to purchase our common stock to eligible employees and directors and also grant certain employees restricted stock units (RSUs) and performance-based restricted stock units (PRSUs). Additionally, we allow employees to participate in an employee stock purchase plan (ESPP).
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
Earnings Per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the treasury stock and if-converted methods and reflect the weighted average number of common and potentially dilutive shares outstanding during the period, excluding those which effect would be anti-dilutive.
In 2021, we entered into the First Supplemental Indenture to the 2017 Indenture, pursuant to which we irrevocably elected to settle the principal amount of the 2.25% fixed-rate convertible senior notes due May 15, 2024 in cash upon conversion and to settle any conversion premium in either cash or shares of our common stock. As a result, only the shares required to settle any conversion premium are considered dilutive under the if-converted method. Further, PRSUs for which the performance condition has not been achieved are excluded from the calculation of diluted earnings per share.
2. Collaboration and License Agreements
Heptares Therapeutics Limited, or Heptares. We entered into a collaboration and license agreement with Heptares, which became effective in December 2021, to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, for which we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Heptares retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. With respect to such rights retained by Heptares, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Heptares will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase 2 clinical trial for such compound or following our receipt from Heptares of the top-line data from such clinical trial for such compound. We are responsible for all development, manufacturing, and commercialization costs of any collaboration product.
In connection with the agreement, we paid Heptares $100.0 million upfront, which, including certain transaction-related costs, was expensed as IPR&D in 2021 as the license had no foreseeable alternative future use. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.
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
With respect to NBI-1065845 and NBI-1065846, we and Takeda will equally share in the operating profits and losses. Takeda retains the rights to opt-out of the profit-sharing arrangements, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to such compounds and receive royalties on the future net sales of such compounds (in lieu of equally sharing in the operating profits and losses). Takeda may elect to exercise such opt-out right for such compound immediately following the completion of a second Phase 2 clinical trial for such compound, or, under certain circumstances related to the development and commercialization activities to be performed by us, before the initiation of a Phase 3 clinical trial for such compound.
In connection with the approval of our clinical trial application for NBI-1070770 for the treatment of major depressive disorder in 2022, we paid Takeda a milestone of $5.0 million, which was expensed as R&D in 2022.
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

We may terminate the agreement in its entirety or in one or more (but not all) of the U.S., Japan, the European Union (EU) and the United Kingdom (UK) (collectively, the major markets) upon six months’ written notice to Takeda (i) with respect to all licensed products prior to the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes, as defined in the agreement, prior to the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. We may terminate the agreement in its entirety or in one or more (but not all) of the major markets upon 12 months’ written notice to Takeda (i) with respect to all licensed products following the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes following the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. Takeda may terminate the agreement, subject to specified conditions, (i) if we challenge the validity or enforceability of certain Takeda intellectual property rights or (ii) on a target class-by-target class basis, in the event that we do not conduct any material development or commercialization activities with respect to any licensed product within such target class for a specified continuous period. Subject to a cure period, either party may terminate the agreement in the event of any material breach, solely with respect to the target class of a licensed product to which such material breach relates, or in its entirety in the event of any material breach that relates to all licensed products.
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
In connection with the agreement, we purchased approximately 1.4 million shares (at $14.196 per share) of Xenon common stock in 2019. The purchased shares were recorded at a fair value of $14.1 million after considering Xenon’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date.
In connection with the regulatory approval of our clinical trial application in Europe for NBI-921352 for the treatment of focal onset seizures in adults in 2021, we paid Xenon a regulatory milestone of $10.0 million, including a purchase of approximately 0.3 million shares (at $19.9755 per share) of Xenon common stock. The purchased shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date. The remaining $5.4 million of the milestone payment was expensed as R&D in 2021.
In connection with the FDA's acceptance of our amended KAYAKTM study protocol in 2022, we paid Xenon a regulatory milestone of $15.0 million, including a purchase of approximately 0.3 million shares (at $31.855 per share) of Xenon common stock. The purchased shares were recorded at a fair value of $7.7 million after considering Xenon’s stock price on the measurement date. The remaining $7.3 million of the milestone payment was expensed as R&D in 2022.

Under the terms of the agreement, Xenon may be entitled to receive potential future payments of up to $1.7 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product. Xenon retains the right to elect to co-develop one product in a major indication, pursuant to which Xenon would receive a mid-single digit percentage increase in royalties earned on the future net sales of such product in the U.S. and we and Xenon would equally share in the development costs of such product in the applicable indication, except where such development costs relate solely to the regulatory approval of such product outside the U.S.
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
Voyager Therapeutics, Inc., or Voyager.
2019 Voyager Agreement. In 2019, we entered into a collaboration and license agreement with Voyager (the 2019 Voyager Agreement), pursuant to which we retain certain rights to develop and commercialize the Friedreich’s ataxia program and two undisclosed programs. We are responsible for all development and commercialization costs of any collaboration product under the 2019 Voyager Agreement, subject to certain co-development and co-commercialization rights retained by Voyager.
In connection with the 2019 Voyager Agreement, we purchased approximately 4.2 million shares (at $11.9625 per share) of Voyager common stock (the 2019 Purchased Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement (defined below). The 2019 Purchased Shares were recorded at a fair value of $54.7 million after considering Voyager’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date.
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

2023 Voyager Agreement. In 2023, we entered into a collaboration and license agreement with Voyager (the 2023 Voyager Agreement), pursuant to which we acquired the global rights to the gene therapy products directed to the gene that encodes glucosylceramidase beta 1 (GBA1) for the treatment of Parkinson's disease and other diseases associated with GBA1 (the GBA1 Program), and three gene therapy programs directed to rare central nervous system (CNS) targets, each enabled by Voyager's next-generation TRACERTM capsids. With respect to collaboration products subject to the GBA1 Program, we are responsible for all development and commercialization costs of any such products, including in the U.S., where Voyager retains certain co-development and co-commercialization rights. Voyager may elect to exercise such rights, pursuant to which we and Voyager would equally share in the operating profits and losses of such products in the U.S. (in lieu of Voyager being entitled to receive potential future payments of certain event-based milestones upon their achievement in the U.S. and receive royalties on the future net sales of such products in the U.S.), following Voyager’s receipt of the top-line data from a first Phase 1 clinical trial for each such product. Irrespective of Voyager’s election to exercise such rights, Voyager may be entitled to receive potential future payments upon the achievement of certain event-based milestones outside the U.S. and would be entitled to receive royalties on the future net sales of any such product outside the U.S. With respect to collaboration products subject to the three gene therapy programs directed to rare CNS targets, we are responsible for all development and commercialization costs for any such products.
In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of approximately 4.4 million shares (at $8.88 per share) of Voyager common stock (the 2023 Purchased Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine, was appointed to Voyager's board of directors with an initial term expiring in 2024. Mr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. As a result, our strategic investment in Voyager became subject to the equity method of accounting, and Voyager became a related party under ASC 850, following our purchase of the 2023 Purchased Shares, after which, together with the 2019 Purchased Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our strategic investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Purchased Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as IPR&D in 2023 as the license had no foreseeable alternative future use. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. We recognized unrealized gains of $15.5 million for 2023 and $14.5 million for 2022 and an unrealized loss of $8.7 million for 2021 on our strategic investment in Voyager. As of December 31, 2023, the fair value (Level 1) of our strategic investment in Voyager was $72.4 million.
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
BIAL – Portela & Ca, S.A., or BIAL. In 2017, we received from BIAL a license to commercialize and market ONGENTYS® (opicapone) in the U.S. and Canada. We launched ONGENTYS in the U.S. as an FDA-approved add-on treatment to levodopa/carbidopa in patients with Parkinson's disease experiencing motor fluctuations in 2020. In 2023, we provided BIAL with written notice of termination of the license agreement to commercialize and market ONGENTYS in the U.S. and Canada, and recognized reserves for ONGENTYS inventory obsolescence totaling $5.2 million in cost of revenues in connection with the termination, which became effective in December 2023, as management determined the cost cannot be recovered.

Mitsubishi Tanabe Pharma Corporation, or MTPC. We out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC in 2015. In 2020, we entered into a commercial supply agreement with MTPC, pursuant to which we supply MTPC with valbenazine drug product for commercial use in such markets. MTPC is responsible for all development, manufacturing, and commercialization costs of valbenazine in such markets.
MTPC launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia in June 2022 and subsequently in other select Asian markets, where it is marketed as REMLEAS® (valbenazine). We receive royalties at tiered percentage rates on MTPC net sales of valbenazine. In connection with MTPC's first commercial sale of DYSVAL in Japan, we received a milestone payment of $20.0 million in 2022. ASC 606 provides a royalty exception for a sales-based or usage-based royalty promised in exchange for a license of intellectual property. Under the royalty exception, the milestone would be recognized as revenue only when the later of (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied). As the milestone related to a license of intellectual property and was contingent upon MTPC’s first commercial sale of DYSVAL in Japan, the milestone was recognized as revenue in 2022.
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
AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $16.7 million for 2023, $21.2 million for 2022 and $22.3 million for 2021.
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

		December 31, 2023				December 31, 2022
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$53.5	$—	$—	$53.5	$156.2	$—	$(0.2)	$156.0
Corporate debt securities	0 to 1 years	382.1	0.1	(1.0)	381.2	296.2	—	(3.2)	293.0
Securities of government-sponsored entities	0 to 1 years	346.1	0.2	(0.5)	345.8	283.4	—	(6.0)	277.4
		$781.7	$0.3	$(1.5)	$780.5	$735.8	$—	$(9.4)	$726.4

Corporate debt securities	1 to 3 years	$483.5	$2.9	$(0.4)	$486.0	$259.5	$0.2	$(4.3)	$255.4
Securities of government-sponsored entities	1 to 3 years	201.1	0.5	(0.1)	201.5	45.0	—	(1.0)	44.0
		$684.6	$3.4	$(0.5)	$687.5	$304.5	$0.2	$(5.3)	$299.4

Unrealized losses on our available-for-sale debt security investments were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of December 31, 2023 or 2022.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$265.1	$(0.4)	$183.8	$(1.0)	$448.9	$(1.4)
Securities of government-sponsored entities	$214.6	$(0.2)	$16.7	$(0.4)	$231.3	$(0.6)
The following table presents debt securities available-for-sale that were in an unrealized loss position as of December 31, 2022, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Commercial paper	$32.1	$(0.2)	$—	$—	$32.1	$(0.2)
Corporate debt securities	$199.5	$(1.9)	$299.1	$(5.6)	$498.6	$(7.5)
Securities of government-sponsored entities	$107.7	$(2.5)	$198.4	$(4.5)	$306.1	$(7.0)
4. Fair Value Measurements
The following table presents a summary of financial assets, which were measured at fair value on a recurring basis.

	December 31, 2023			December 31, 2022
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and money market funds	$251.1	$251.1	$—	$262.9	$262.9	$—
Restricted cash	8.0	8.0	—	7.8	7.8	—
Commercial paper	53.5	—	53.5	156.0	—	156.0
Corporate debt securities	867.2	—	867.2	548.4	—	548.4
Securities of government-sponsored entities	547.3	—	547.3	321.4	—	321.4
Equity securities	161.9	161.9	—	102.1	102.1	—
	$1,889.0	$421.0	$1,468.0	$1,398.6	$372.8	$1,025.8
5. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rate convertible senior notes due May 15, 2024 (the 2024 Notes) and entered into the 2017 Indenture with respect to the 2024 Notes. Interest on the 2024 Notes is due semi-annually on May 15 and November 15 of each year.
In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash, which resulted in the recognition of a $70.0 million loss on extinguishment.
The following table presents a summary of the 2024 Notes as of December 31, 2023.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(0.3)	$170.1	$295.7	Level 2

The following table presents a summary of the 2024 Notes as of December 31, 2022.

	Principal Amount	Unamortized Issuance Costs	Net Carrying Amount	Fair Value
(in millions)				Amount	Leveling
2024 Notes	$170.4	$(1.0)	$169.4	$268.0	Level 2
The following table presents a summary of the interest expense of the 2024 Notes.

	Year Ended December 31,
(in millions)	2023	2022	2021
Coupon interest	$3.9	$5.9	$8.5
Amortization of debt discount and issuance costs	0.7	1.2	17.3
Total interest expense	$4.6	$7.1	$25.8
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
We may redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock has been at least 130% of the conversion price then in effect (equal to $98.70 as of December 31, 2023) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of December 31, 2023) on each applicable trading day;
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
Until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders of the 2024 Notes may convert the 2024 Notes at any time. On January 4, 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes in cash. As such, upon conversion, holders will receive the principal amount of their 2024 Notes and any conversion premium, calculated based on the per share volume-weighted average price for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in cash.
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
6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill. Goodwill is included in other assets in our consolidated balance sheets.

(in millions)	Amount
Balance as of December 31, 2021	$—
Goodwill recognized in connection with business combination	5.2
Foreign currency translation adjustments	0.2
Balance as of December 31, 2022	5.4
Foreign currency translation adjustments	0.4
Balance as of December 31, 2023	$5.8
The following table presents information relating to our recognized intangible assets as of December 31, 2023.

(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$35.9	$4.0	$31.9
Acquired IPR&D	Indefinite	$3.6	$—	3.6
Total intangible assets, net				$35.5
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of December 31, 2023.

(in millions)	Amount
Year ending December 31, 2024	$3.6
Year ending December 31, 2025	$3.6
Year ending December 31, 2026	$3.6
Year ending December 31, 2027	$3.6
Year ending December 31, 2028	$3.6
Thereafter	$13.9
7. Other Balance Sheet Details
Inventory, net, consisted of the following:

	December 31,
(in millions)	2023	2022
Raw materials	$21.5	$12.0
Work in process	9.7	5.6
Finished goods	12.3	17.5
	43.5	35.1
Less inventory reserves	(5.2)	—
Total inventory, net	$38.3	$35.1

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2023	2022
Tenant improvements	$38.1	$37.9
Scientific equipment	79.6	58.8
Computer equipment	25.2	21.5
Furniture and fixtures	10.9	6.7
	153.8	124.9
Less accumulated depreciation	(83.0)	(66.3)
Total property and equipment, net	$70.8	$58.6
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in millions)	2023	2022
Sales rebates and reserves	$139.3	$131.9
Accrued employee related costs	86.2	72.8
Current branded prescription drug fee	45.7	27.5
Accrued development costs	44.3	39.1
Current income taxes payable	24.4	9.0
Accounts payable and other accrued liabilities	108.9	67.3
Total accounts payable and accrued liabilities	$448.8	$347.6
Other long-term liabilities consisted of the following:

	December 31,
(in millions)	2023	2022
Noncurrent income taxes payable	$96.0	$19.8
Noncurrent branded prescription drug fee	10.3	9.9
Total other long-term liabilities	$106.3	$29.7
The following table presents a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31,
(in millions)	2023	2022
Cash and cash equivalents	$251.1	$262.9
Restricted cash	8.0	7.8
Total cash, cash equivalents and restricted cash	$259.1	$270.7

8. Earnings Per Share
Earnings per share were calculated as follows:

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net income - basic and diluted	$249.7	$154.5	$89.6
Weighted-average common shares outstanding:
Basic	97.7	95.8	94.6
Effect of dilutive securities	3.3	3.1	3.3
Diluted	101.0	98.9	97.9
Earnings per share:
Basic	$2.56	$1.61	$0.95
Diluted	$2.47	$1.56	$0.92
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 4.7 million for 2023, 4.6 million for 2022 and 4.1 million for 2021.
9. Stock-Based Compensation
2020 Equity Incentive Plan. In May 2022, our stockholders approved an amendment of the 2020 Equity Incentive Plan (as so amended, the Amended 2020 Plan). The Amended 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. As of December 31, 2023, 10.5 million shares of common stock remain available for future grant under the Amended 2020 Plan.
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
2011 Equity Incentive Plan. In May 2011, we adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan was a stockholder-approved plan pursuant to which outstanding awards have been made, but from which no further awards can or will be made.
2018 Employee Stock Purchase Plan. In May 2021, our stockholders approved an amendment and restatement of the 2018 Employee Stock Purchase Plan (as so amended and restated, the Amended 2018 ESPP). As of December 31, 2023, 0.5 million shares of common stock remain available for future issuance under the Amended 2018 ESPP.
Stock-Based Compensation Expense. The effect of stock-based compensation expense on our consolidated statements of income and comprehensive income by line-item follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Selling, general and administrative expense	$126.3	$115.4	$85.8
Research and development expense	68.0	57.7	48.4
Total stock-based compensation expense	$194.3	$173.1	$134.2

Stock-based compensation expense by award-type follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Stock options	$91.6	$62.6	$60.5
RSUs	93.4	86.4	62.5
PRSUs	4.6	20.1	7.6
ESPP	4.7	4.0	3.6
Total stock-based compensation expense	$194.3	$173.1	$134.2
As of December 31, 2023, unrecognized stock-based compensation expense by award-type and the weighted-average period over which such expense is expected to be recognized, as applicable, was as follows:

(dollars in millions)	Unrecognized Expense	Weighted-Average Recognition Period
Stock options	$94.1	2.3 years
RSUs	$162.4	2.3 years
PRSUs	$22.3
Stock Options. Typically, stock options have a 10-year term and vest over a three to four-year period. The exercise price of stock options granted is equal to the closing price of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, term and interest rates. The weighted-average grant-date fair values of stock options granted were $45.19 for 2023, $32.05 for 2022 and $45.02 for 2021.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.9%	1.8%	0.6%
Expected volatility of common stock	40.8%	42.6%	45.9%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	5.5 years	5.0 years	5.2 years
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
•We have not historically declared or paid dividends and do not intend to do so in the foreseeable future.
The following table presents summary of activity related to stock options.

(in millions, except weighted average data)	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	9.0	$79.10
Granted	1.9	$103.66
Exercised	(0.8)	$66.84
Canceled	(0.1)	$98.29
Outstanding at December 31, 2023	10.0	$84.46	6.2 years	$467.8
Exercisable at December 31, 2023	6.8	$78.75	5.2 years	$361.3

The total intrinsic value of stock options exercised was $39.9 million for 2023, $39.7 million for 2022 and $58.0 million for 2021. Cash received from stock option exercises was $55.5 million for 2023, $37.0 million for 2022 and $20.7 million for 2021.
Restricted Stock Units. RSUs typically vest over a four-year period and may be subject to a deferred delivery arrangement at the election of eligible employees. The fair value of RSUs is based on the closing sale price of our common stock on the date of issuance. The total fair value of RSUs that vested was $101.0 million for 2023, $72.4 million for 2022 and $64.3 million for 2021.
The following table presents a summary of activity related to RSUs.

(in millions, except weighted average data)	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2022	2.3	$92.61
Granted	1.1	$103.54
Released	(0.9)	$93.46
Canceled	(0.1)	$95.62
Unvested at December 31, 2023	2.4	$97.32	1.3 years	$312.5
Performance-Based Restricted Stock Units. PRSUs vest based on the achievement of certain predefined Company-specific performance criteria. Any unvested PRSUs will expire if it is determined the related performance criteria has not been met during the applicable three to four-year performance period. The fair value of PRSUs is estimated based on the closing sale price of our common stock on the date of grant. The fair value of PRSUs that vested during 2023 was $34.4 million. No PRSUs vested during 2022 or 2021.
The following table presents a summary of activity related to PRSUs.

(in millions, except weighted average data)	Number of PRSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2022	0.5	$101.00
Granted	0.3	$97.22
Released	(0.3)	$98.43
Canceled	(0.2)	$115.60
Unvested at December 31, 2023	0.3	$89.23	1.7 years	$33.0
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
10. Income Taxes
The following table presents income from continuing operations before provision for income taxes for domestic and international operations.

	Year Ended December 31,
(in millions)	2023	2022	2021
U.S.	$409.2	$218.0	$101.4
Foreign	(77.1)	(4.1)	—
Income before provision for income taxes	$332.1	$213.9	$101.4

The following table presents the components of income tax expense (benefit) for continuing operations.

	Year Ended December 31,
(in millions)	2023	2022	2021
Current:
Federal	$115.0	$17.1	$—
State	28.1	20.3	6.3
Current income taxes	143.1	37.4	6.3
Deferred:
Federal	(45.2)	27.5	5.9
State	(15.5)	(5.5)	(0.4)
Deferred income taxes	(60.7)	22.0	5.5
Provision for income taxes	$82.4	$59.4	$11.8
The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Federal income taxes at 21%	$69.7	$44.9	$21.3
State income tax, net of federal benefit	17.5	11.8	6.2
Branded prescription drug fee	8.7	6.5	4.8
Loss on extinguishment of convertible senior notes	—	12.0	—
Stock-based compensation expense	(3.9)	(2.5)	(11.3)
Officer compensation	9.6	9.2	7.0
Change in tax rate	(2.1)	(1.3)	0.2
Expired tax attributes	—	—	0.6
Research credits	(42.2)	(29.9)	(22.0)
Change in valuation allowance	22.0	7.4	5.0
Other	3.1	1.3	—
Provision for income taxes	$82.4	$59.4	$11.8
The following table presents the significant components of our deferred tax assets.

	December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating losses	$36.4	$27.4
Research and development credits	55.3	108.9
Capitalized research and development	178.7	91.1
Stock-based compensation expense	52.7	45.9
Operating lease assets	72.0	26.8
Intangible assets	110.0	80.7
Other	25.0	24.9
Total deferred tax assets	530.1	405.7
Deferred tax liabilities:
Operating lease liabilities	(66.3)	(21.0)
Other	(12.3)	(11.8)
Total deferred tax liabilities	(78.6)	(32.8)
Net of deferred tax assets and liabilities	451.5	372.9
Valuation allowance	(88.9)	(67.0)
Net deferred tax assets	$362.6	$305.9

As of December 31, 2023, our deferred tax assets were primarily the result of net operating loss carry forwards, capitalized research costs, acquired intangible assets and tax credit carryforwards. As of December 31, 2023 and 2022, we recorded a valuation allowance of $88.9 million and $67.0 million, respectively, against our gross deferred tax asset balance.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its assessment of the future realizability of our deferred tax assets. As of December 31, 2023, management determined there was sufficient positive evidence to conclude that it is more likely than not deferred tax assets of $362.6 million are realizable. The recorded valuation allowance of $88.9 million consisted primarily of state and foreign net operating loss carryforwards and state credit carryforwards for which management cannot conclude it is more likely than not to be realized.
As of December 31, 2023, we had state and foreign income tax net operating loss carryforwards of $286.0 million and $134.3 million, respectively. We had no federal income tax operating loss carryforwards as of December 31, 2023. California net operating losses will begin to expire in 2029 unless previously utilized and the net operating losses related to other states will begin to expire in 2026. Swiss net operating losses will begin to expire in 2030 unless previously utilized. UK net operating losses will carry forward indefinitely.
As of December 31, 2023, we had state R&D tax credit carryforwards of $85.6 million. California R&D tax credits carry forward indefinitely, while R&D tax credits related to other states will begin to expire in 2033 unless previously utilized.
Additionally, the future utilization of our net operating loss and R&D tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. No ownership changes have occurred through December 31, 2023.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
We recognize interest and penalties related to income tax matters in income tax expense. We had accruals for interest related to income tax matters of $3.1 million and $1.2 million, respectively, as of December 31, 2023 and 2022. We had accruals for penalties relates to income tax matters of $2.2 million and $0.4 million, respectively, as of December 31, 2023 and 2022. Accruals for interest and penalties related to income tax matters were not material as of December 31, 2021.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Tax years for 2020 for federal, inception for California, 2016 to 2020 for other significant state jurisdictions, and 2021 and forward for foreign are subject to examination by tax authorities due to the carryforward of unutilized net operating losses and R&D tax credits.
The following table presents a summary of activity related to unrecognized tax benefits.

	Year Ended December 31,
(in millions)	2023	2022	2021
Balance at January 1	$84.5	$64.6	$60.8
Increase related to prior year tax positions	3.4	4.7	0.6
Increase related to current year tax positions	36.7	15.2	4.9
Decrease related to prior year tax positions	(3.6)	—	—
Expiration of the statute of limitations for the assessment of taxes	—	—	(1.7)
Balance at December 31	$121.0	$84.5	$64.6
As of December 31, 2023, we had $105.3 million of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate, subject to changes in the valuation allowance. We do not expect a significant change in our unrecognized tax benefits in the next 12 months.

In 2021, the OECD announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including EU Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-U.S. tax jurisdictions we operate in.
11. Leases
Our operating leases that have commenced have terms that expire beginning 2025 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our ROU assets or operating lease liabilities.
The following table presents supplemental operating lease information for operating leases that have commenced.

	Year Ended December 31,
(in millions, except weighted average data)	2023	2022	2021
Operating lease cost	$17.1	$16.3	$15.3
Sublease income	(0.7)	—	—
Net operating lease cost	$16.4	$16.3	$15.3
Cash paid for amounts included in the measurement of operating lease liabilities	$17.9	$16.9	$12.6

		December 31, 2023	December 31, 2022
Weighted average remaining lease term		10.8 years	7.9 years
Weighted average discount rate		5.1%	5.3%
Restricted cash related to letters of credit issued in lieu of cash security deposits		$7.8	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of December 31, 2023.

(in millions)	Operating Leases (1)	Sublease Income
Year ending December 31, 2024	$33.0	$(1.7)
Year ending December 31, 2025	34.7	(1.7)
Year ending December 31, 2026	34.0	(1.7)
Year ending December 31, 2027	34.8	(1.7)
Year ending December 31, 2028	35.6	(1.7)
Thereafter	211.4	(4.3)
Total operating lease payments (sublease income)	383.5	$(12.8)
Less accreted interest	93.2
Total operating lease liabilities	290.3
Less current operating lease liabilities included in other current liabilities	32.0
Noncurrent operating lease liabilities	$258.3
_________________________
(1) Amounts presented in the table above exclude $15.4 million for 2025, $23.6 million for 2026, $24.3 million for 2027, $25.1 million for 2028 and $223.5 million thereafter of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.
New Campus Facility. On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, will serve as our new corporate headquarters.

The construction of the campus facility is phased. We recognized ROU assets of $199.0 million and operating lease liabilities of $189.8 million in association with the commencement of operating leases following the completion of the first phase of construction relating to office space in December 2023.
As we begin to occupy our new campus facility, we will sublease certain of our existing leased premises when we determine there is excess leased capacity. Certain of these subleases contain both lease and non-lease components. Sublease income is recognized as an offset to operating expense on a straight-line basis over the lease term. Income related to non-lease components is recognized in operating expenses as a reduction to costs we incur in relation to the primary lease.
12. Retirement Plan
We have a 401(k) defined contribution savings plan for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $12.5 million for 2023, $10.3 million for 2022 and $8.1 million for 2021.
13. Legal Proceedings
During 2021, 2022, and 2023, we received notices from (i) Teva Pharmaceuticals Development, Inc., (ii) Lupin Limited, (iii) Crystal Pharmaceutical (Suzhou) Co. Ltd., (iv) Sandoz Inc. and (v) Zydus Pharmaceuticals (USA) Inc. that each company had filed an abbreviated new drug application (ANDA) with the FDA seeking approval of a generic version of INGREZZA. These companies represented that their respective ANDAs each contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA are invalid and/or will not be infringed by the manufacture, use or sale of the medicine for which the ANDA was submitted.
We filed suit in the U.S. District Court for the District of Delaware during 2021, 2022 and 2023, against (i) Teva Pharmaceuticals, Inc., Teva Pharmaceuticals Development, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries Ltd. (entity dismissed), collectively, "Teva", (ii) Lupin Limited, Lupin Pharmaceuticals, Inc., Lupin Inc. and Lupin Atlantis Holdings S.A., collectively, “Lupin”, (iii) Crystal Pharmaceutical (Suzhou) Co., Ltd., Crystal Pharmatech Co., Ltd., collectively, “Crystal”, (iv) Sandoz Inc., Sandoz International GmbH (entity dismissed) and Sandoz AG (entity dismissed), collectively, “Sandoz” and (v) Zydus Pharmaceuticals (USA) Inc., Zydus Worldwide DMCC, Zydus Lifesciences Limited (formerly known as Cadila Healthcare Limited d/b/a Zydus Cadila) and Zydus Healthcare (USA) LLC (entity dismissed), collectively, “Zydus”. We also filed suit in the U.S. District Court for the District of New Jersey during 2021, 2022 and 2023 against Zydus.
In 2023 we entered into settlement agreements resolving the foregoing litigation with each of (i) Sandoz and Crystal, collectively, the “Sandoz Parties”, (ii) Teva, (iii) Lupin and (iv) Zydus. Pursuant to the terms of the respective agreements with the Sandoz Parties, Teva, Lupin, and Zydus, each of Teva, the Sandoz Parties, Lupin, and Zydus has the right to sell generic versions of INGREZZA in the United States beginning March 1, 2038, or earlier under certain circumstances. The settlements with Teva, the Sandoz Parties, Lupin and Zydus resolve all patent litigation brought by us against the companies that filed ANDAs seeking approval to market generic INGREZZA, and all cases have been dismissed.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which is included herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Neurocrine Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders‘ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 9, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 9, 2024

Item 9B. Other Information
During the period from October 1, 2023, to December 31, 2023, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
George Morrow	Adopt	12/14/2023	X		40,000	11/15/2024
(Director)
Eric Benevich	Terminate (1)	11/30/2023	X		131,341	12/31/2023
(Chief Commercial Officer)	Adopt	11/29/2023	X		169,818	11/27/2024
Ingrid Delaet	Adopt	11/29/2023	X		30,000	9/7/2025
(Chief Regulatory Officer)
Leslie Norwalk	Adopt	11/28/2023	X		9,106	11/28/2024
(Director)
Shalini Sharp	Adopt	11/27/2023	X		1,106	5/31/2024
(Director)
Richard Pops	Adopt	11/21/2023	X		42,100	11/30/2024
(Director)
______________
* Intended to satisfy the affirmative defense of Rule 10b5-1(c)
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(1) On November 30, 2023, Eric Benevich, Chief Commercial Officer, terminated a trading arrangement that was intended to satisfy the affirmative defense of Rule 10b5-1 (the “Benevich 10b5-1 Plan”). The Benevich 10b5-1 Plan was entered into on February 23, 2022, with an expiration date of December 31, 2023.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2023. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report.
1. List of Financial Statements. The following are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.
3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on August 1, 2023

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.5	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

21.1	Description:	Subsidiaries of the Company

23.1	Description:	Consent of Independent Registered Public Accounting Firm

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32***	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97+	Description:	Neurocrine Biosciences, Inc. Clawback Policy

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
Collaboration and License Agreements:

10.1**	Description:	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.2**	Description:	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxemburg S.a.r.l.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.3**	Description:	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.4*	Description:	Collaboration and License Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.5	Description:	Stock Purchase Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.6	Description:	Amendment No. 1 to Collaboration and License Agreement dated June 14, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019

10.7**	Description:	Exclusive License Agreement dated June 12, 2020 between Takeda Pharmaceutical Company Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020

10.8**	Description:	Collaboration and License Agreement dated November 22, 2021 between Heptares Therapeutics Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

10.9**	Description:	Collaboration and License Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023

10.10	Description:	Stock Purchase Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023

10.11	Description:	Amended and Restated Investor Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023
Equity Plans and Related Agreements:

10.12+	Description:	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 30, 2018

10.13+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015

10.14+	Description:	Neurocrine Biosciences, Inc. Inducement Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 13, 2018

10.15+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan

	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2015

10.16+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022

10.17+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, and Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

10.18+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2023
Agreements with Officers and Directors:

10.19+	Description:	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007

10.20+	Description:	Form of Amendment to Employment Agreement for executive officers, effective as of December 15, 2010
	Reference:	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on February 11, 2008

10.21+	Description:	Employment Agreement dated October 28, 2014 between the Company and Darin Lippoldt
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023

10.22+	Description:	Employment Agreement dated May 26, 2015 between the Company and Eric Benevich
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10-K filed on February 14, 2017

10.23+	Description:	Employment Agreement effective November 29, 2017 between the Company and Matthew C. Abernethy
	Reference:	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on February 13, 2018

10.24+	Description:	Form of Indemnity Agreement entered into between the Company and its officers and directors
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.25+	Description:	Employment Agreement dated January 8, 2018 between the Company and Eiry W. Roberts, M.D.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019

10.26+	Description:	Employment Agreement dated November 29, 2021 between the Company and Jude Onyia
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022
Agreements Related to Real Property:

10.27	Description:	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.
	Reference:	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 18, 2012

10.28	Description:	First Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated June 5, 2017
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017

10.29	Description:	Second Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated October 12, 2017
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.30	Description:	Third Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P. dated August 7, 2019
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2019

10.31	Description:	Commercial Lease dated February 8, 2022, by and between the Company and Gemdale Aperture Phase I, LLC
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022

+	Management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted with respect to certain portions of the exhibit.

**	Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

***	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

NEUROCRINE BIOSCIENCES, INC.
(Registrant)

By:	/s/ Kevin C. Gorman
Kevin C. Gorman
Chief Executive Officer

Date:	February 9, 2024

By:	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer

Date:	February 9, 2024

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 9, 2024:

Signature	Title

/s/ Kevin C. Gorman	Chief Executive Officer and Director
Kevin C. Gorman, Ph.D.	(Principal Executive Officer)

/s/ Matthew C. Abernethy	Chief Financial Officer
Matthew C. Abernethy	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board of Directors
William H. Rastetter, Ph.D.

/s/ Gary A. Lyons	Director
Gary A. Lyons

/s/ Johanna Mercier	Director
Johanna Mercier

/s/ George J. Morrow	Director
George J. Morrow

/s/ Leslie V. Norwalk	Director
Leslie V. Norwalk

/s/ Christine A. Poon	Director
Christine A. Poon

/s/ Richard F. Pops	Director
Richard F. Pops

/s/ Shalini Sharp	Director
Shalini Sharp

/s/ Stephen A. Sherwin	Director
Stephen A. Sherwin, M.D.