Form 10-Q
period 2024-03-31
NEUROCRINE BIOSCIENCES INC
filed 2024-05-01
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)
Delaware
(State or other jurisdiction of
incorporation or organization)
6027 Edgewood Bend Court
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 100,637,227 as of April 25, 2024.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$396.3	$251.1
Debt securities available-for-sale	814.3	780.5
Accounts receivable	450.7	439.3
Inventory	37.2	38.3
Other current assets	100.5	97.8
Total current assets	1,799.0	1,607.0
Deferred tax assets	378.2	362.6
Debt securities available-for-sale	700.4	687.5
Right-of-use assets	270.8	276.5
Equity security investments	163.5	161.9
Property and equipment, net	75.3	70.8
Intangible assets, net	34.3	35.5
Other noncurrent assets	50.9	49.6
Total assets	$3,472.4	$3,251.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$417.2	$448.8
Convertible senior notes, at carrying value ($170.4 face value as of March 31, 2024 and December 31, 2023)	122.8	170.1
Convertible senior notes embedded derivative liability	136.2	—
Other current liabilities	36.7	35.9
Total current liabilities	712.9	654.8
Noncurrent operating lease liabilities	252.9	258.3
Other noncurrent liabilities	120.5	106.3
Total liabilities	1,086.3	1,019.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 million shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 100.6 and 98.7 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,496.4	2,382.0
Accumulated other comprehensive income	3.3	7.0
Accumulated deficit	(113.7)	(157.1)
Total stockholders’ equity	2,386.1	2,232.0
Total liabilities and stockholders’ equity	$3,472.4	$3,251.4
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Revenues:
Net product sales	$509.0	$415.3
Collaboration revenues	6.3	5.1
Total revenues	515.3	420.4
Operating expenses:
Cost of revenues	7.5	8.5
Research and development	159.4	139.5
Acquired in-process research and development	6.0	143.9
Selling, general and administrative	243.1	242.7
Total operating expenses	416.0	534.6
Operating income (loss)	99.3	(114.2)
Other (expense) income:
Interest expense	(1.1)	(1.1)
Unrealized gain on equity security investments	1.6	2.2
Charges associated with convertible senior notes	(88.7)	—
Investment income and other, net	23.4	9.8
Total other (expense) income, net	(64.8)	10.9
Income (loss) before benefit from income taxes	34.5	(103.3)
Benefit from income taxes	(8.9)	(26.7)
Net income (loss)	43.4	(76.6)
Foreign currency translation adjustments, net of tax	(0.5)	1.2
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(3.2)	4.0
Comprehensive income (loss)	$39.7	$(71.4)
Earnings (loss) per share:
Basic	$0.43	$(0.79)
Diluted	$0.42	$(0.79)
Weighted-average shares outstanding:
Basic	99.8	97.1
Diluted	103.6	97.1
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balance at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	43.4	43.4
Other comprehensive loss, net of tax	—	—	—	(3.7)	—	(3.7)
Stock-based compensation expense	—	—	44.5	—	—	44.5
Issuances of common stock under stock plans	1.9	—	69.9	—	—	69.9
Balance at March 31, 2024	100.6	$0.1	$2,496.4	$3.3	$(113.7)	$2,386.1

Balance at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net loss	—	—	—	—	(76.6)	(76.6)
Other comprehensive income, net of tax	—	—	—	5.2	—	5.2
Stock-based compensation expense	—	—	39.9	—	—	39.9
Issuances of common stock under stock plans	1.0	—	8.2	—	—	8.2
Balance at March 31, 2023	97.5	$0.1	$2,170.5	$(2.7)	$(483.4)	$1,684.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities:
Net income (loss)	$43.4	$(76.6)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation expense	44.5	39.9
Charges associated with convertible senior notes	88.7	—
Depreciation	5.3	4.1
Accretion of discount on investments, net	(7.1)	(2.1)
Amortization of intangible assets	0.9	0.9
Changes in fair value of equity investments	(1.6)	(2.2)
Deferred income taxes	(15.6)	(31.6)
Other	3.4	(0.1)
Change in operating assets and liabilities:
Accounts receivable	(11.3)	(41.7)
Inventory	1.1	1.8
Accounts payable and accrued liabilities	(18.6)	6.7
Other assets and liabilities, net	(2.8)	(24.3)
Cash flows from operating activities	130.3	(125.2)

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(320.1)	(206.2)
Sales and maturities of debt securities available-for-sale	276.3	203.9
Purchases of equity investments	—	(31.3)
Capital expenditures	(11.2)	(8.5)
Cash flows from investing activities	(55.0)	(42.1)

Cash flows from financing activities:
Issuances of common stock under benefit plans	69.9	8.2
Cash flows from financing activities	69.9	8.2
Change in cash, cash equivalents and restricted cash	145.2	(159.1)
Cash, cash equivalents and restricted cash at beginning of period	259.1	270.7
Cash, cash equivalents and restricted cash at end of period	$404.3	$111.6

Supplemental disclosures:
Non-cash capital expenditures	$1.1	$0.6
Cash paid for income taxes	$0.2	$0.2
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023, included in our Annual Report on Form 10-K, or the 2023 Form 10-K, filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
There were no significant changes to our significant accounting policies as disclosed in the 2023 Form 10-K.
Recently Issued Accounting Pronouncements Not Yet Adopted.
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.
2. Collaboration and License Agreements
Nxera Pharma UK Limited, or Nxera. In 2021, we entered into a collaboration and license agreement with Nxera (formerly Heptares Therapeutics Limited) to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, which we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Nxera retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. With respect to such rights retained by Nxera, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Nxera will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase 2 clinical trial for such compound or following our receipt from Nxera of the top-line data from such clinical trial for such compound. We are responsible for all development, manufacturing, and commercialization costs of any collaboration product.
Under the terms of the agreement, Nxera may be entitled to receive potential future payments of up to $2.6 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product.

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
We may terminate the agreement in its entirety or with respect to one or more targets upon 180 days’ written notice to Nxera during the research collaboration term and upon 90 days’ written notice to Nxera following the expiration of the research collaboration term. Following the expiration of the research collaboration term, Nxera may terminate the agreement on a target-by-target basis in the event that we do not conduct any material development activities outside of Japan with respect to a certain compound or licensed product within the applicable target class for a continuous period of not less than 365 days and do not commence any such activities within 120 days of receiving written notice. Either party may terminate the agreement, subject to specified conditions, (i) in the event of material breach by the other party, subject to a cure period, (ii) if the other party challenges the validity or enforceability of certain intellectual property rights, subject to a cure period, or (iii) if the other party becomes insolvent or takes certain actions related to insolvency.
Takeda Pharmaceutical Company Limited, or Takeda. In 2020, we entered into an exclusive license agreement with Takeda, pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1070770, NBI-1065845, NBI-1065846 and three non-clinical stage compounds. Luvadaxistat, NBI-1070770, and the three non-clinical stage compounds have each been designated as a royalty-bearing product. NBI-1065845 and NBI-1065846 are currently each designated as a profit-share product. We are responsible for all manufacturing, development and commercialization costs of any royalty-bearing product.
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
In connection with entering the agreement in 2019, we purchased approximately 1.4 million shares (at $14.196 per share) of Xenon common stock (the 2019 Xenon Shares). The 2019 Xenon Shares were recorded at a fair value of $14.1 million after considering Xenon’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date.
In connection with the achievement of a development milestone in 2021, we purchased approximately 0.3 million shares (at $19.9755 per share) of Xenon common stock (the 2021 Xenon Shares). The 2021 Xenon Shares were recorded at a fair value of $4.6 million after considering Xenon’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date.
In connection with the achievement of a development milestone in 2022, we purchased approximately 0.3 million shares (at $31.855 per share) of Xenon common stock (the 2022 Xenon Shares). The 2022 Xenon Shares were recorded at a fair value of $7.7 million after considering Xenon’s stock price on the measurement date.
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
Voyager Therapeutics, Inc., or Voyager.
2019 Voyager Agreement. In 2019, we entered into a collaboration and license agreement with Voyager (the 2019 Voyager Agreement), pursuant to which we retain certain rights to develop and commercialize the Friedreich’s ataxia (FA) program and two undisclosed programs. We are responsible for all development and commercialization costs of any collaboration product under the 2019 Voyager Agreement, subject to certain co-development and co-commercialization rights retained by Voyager.
In connection with the 2019 Voyager Agreement, we purchased approximately 4.2 million shares (at $11.9625 per share) of Voyager common stock (the 2019 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement (defined below). The 2019 Voyager Shares were recorded at a fair value of $54.7 million after considering Voyager’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date.

In connection with the selection of a development candidate under the FA program pursuant to our collaboration with Voyager in February 2024, we paid Voyager a milestone of $5.0 million, which was expensed as research and development in the first quarter of 2024.
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
2023 Voyager Agreement. In 2023, we entered into a collaboration and license agreement with Voyager (the 2023 Voyager Agreement), pursuant to which we acquired the global rights to the gene therapy products directed to the gene that encodes glucosylceramidase beta 1 (GBA1) for the treatment of Parkinson's disease and other diseases associated with GBA1 (the GBA1 Program), and three gene therapy programs directed to rare central nervous system (CNS) targets, each enabled by Voyager's next-generation TRACERTM capsids. With respect to collaboration products subject to the GBA1 Program, we are responsible for all development and commercialization costs of any such products, including in the U.S., where Voyager retains certain co-development and co-commercialization rights. Voyager may elect to exercise such rights, pursuant to which we and Voyager would equally share in the operating profits and losses of such products in the U.S. (in lieu of Voyager being entitled to receive potential future payments of certain event-based milestones upon their achievement in the U.S. and receive royalties on the future net sales of such products in the U.S.), following Voyager’s receipt of the top-line data from a first clinical trial Parkinson’s disease. However, if we and Voyager elect to focus on an indication other than Parkinson’s disease prior to Voyager’s receipt of top-line data from a first clinical trial for Parkinson’s disease, then Voyager may elect to exercise such co-development and co-commercialization rights after the later of: (i) Voyager’s receipt of top-line data from the first clinical trial of a product that is the subject of the GBA1 Program or (ii) the date we and Voyager decide not to pursue Parkinson’s disease as an indication for development under the GBA1 Program. Irrespective of Voyager’s election to exercise such rights, Voyager may be entitled to receive potential future payments upon the achievement of certain event-based milestones outside the U.S. and would be entitled to receive royalties on the future net sales of any such product outside the U.S. With respect to collaboration products subject to the three gene therapy programs directed to rare CNS targets, we are responsible for all development and commercialization costs for any such products.
In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of approximately 4.4 million shares (at $8.88 per share) of Voyager common stock (the 2023 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine Biosciences, was appointed to Voyager's board of directors. Mr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. As a result, our equity investment in Voyager became subject to the equity method of accounting, and Voyager became a related party, following our purchase of the 2023 Voyager Shares, after which, together with the 2019 Voyager Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our equity investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Voyager Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as in-process research and development in the first quarter of 2023 as the license had no foreseeable alternative future use. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business.
We recognized unrealized gains of $7.5 million and $9.3 million, respectively, on our equity investment in Voyager for the first quarter of 2024 and 2023. As of March 31, 2024, the fair value (Level 1) of our equity investment in Voyager was $79.8 million.
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
Mitsubishi Tanabe Pharma Corporation, or MTPC. In 2015, we out-licensed the rights to valbenazine in Japan and other select Asian markets to MTPC. In 2020, we entered into a commercial supply agreement with MTPC, pursuant to which we supply MTPC with valbenazine drug product for commercial use in such markets. MTPC is responsible for all development, manufacturing and commercialization costs of valbenazine in such markets.
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
AbbVie Inc., or AbbVie. In 2010, we out-licensed the global rights to elagolix to AbbVie. AbbVie is responsible for all development and commercialization costs of elagolix.
AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $3.0 million and $3.7 million, respectively, for the first quarter of 2024 and 2023.
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

		March 31, 2024				December 31, 2023
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$58.0	$—	$—	$58.0	$53.5	$—	$—	$53.5
Corporate debt securities	0 to 1 years	419.4	0.1	(0.9)	418.6	382.1	0.1	(1.0)	381.2
Securities of government-sponsored entities	0 to 1 years	338.3	—	(0.6)	337.7	346.1	0.2	(0.5)	345.8
		$815.7	$0.1	$(1.5)	$814.3	$781.7	$0.3	$(1.5)	$780.5

Corporate debt securities	1 to 3 years	$530.0	$0.9	$(1.3)	$529.6	$483.5	$2.9	$(0.4)	$486.0
Securities of government-sponsored entities	1 to 3 years	171.4	—	(0.6)	170.8	201.1	0.5	(0.1)	201.5
		$701.4	$0.9	$(1.9)	$700.4	$684.6	$3.4	$(0.5)	$687.5
Unrealized losses on our available-for-sale debt security investments were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of March 31, 2024 or December 31, 2023.

The following table presents debt securities available-for-sale that were in an unrealized loss position as of March 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$555.2	$(1.6)	$90.0	$(0.6)	$645.2	$(2.2)
Securities of government-sponsored entities	$383.3	$(0.9)	$16.8	$(0.3)	$400.1	$(1.2)
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
Accrued interest receivables on debt securities available-for-sale totaled $12.6 million and $11.2 million, respectively, as of March 31, 2024 and December 31, 2023. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the first three months of 2024 or 2023.
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
The following table presents a summary of financial assets, which were measured at fair value on a recurring basis.

	March 31, 2024			December 31, 2023
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and money market funds	$396.3	$396.3	$—	$251.1	$251.1	$—
Restricted cash	8.0	8.0	—	8.0	8.0	—
Commercial paper	58.0	—	58.0	53.5	—	53.5
Corporate debt securities	948.2	—	948.2	867.2	—	867.2
Securities of government-sponsored entities	508.5	—	508.5	547.3	—	547.3
Equity security investments	163.5	163.5	—	161.9	161.9	—
	$2,082.5	$567.8	$1,514.7	$1,889.0	$421.0	$1,468.0

5. Other Balance Sheet Details
Inventory consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$18.1	$21.5
Work in process	12.0	9.7
Finished goods	7.5	12.3
	37.6	43.5
Less inventory reserves	(0.4)	(5.2)
Total inventory	$37.2	$38.3
Accounts payable and accrued liabilities consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Sales rebates and reserves	$185.9	$139.3
Accrued employee related costs	42.6	86.2
Current branded prescription drug fee	35.3	45.7
Accrued development costs	41.3	44.3
Current income taxes payable	24.8	24.4
Accounts payable and other accrued liabilities	87.3	108.9
Total accounts payable and accrued liabilities	$417.2	$448.8
Other noncurrent liabilities consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Noncurrent income taxes payable	$101.1	$96.0
Noncurrent branded prescription drug fee	19.4	10.3
Total other noncurrent liabilities	$120.5	$106.3
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$396.3	$103.8
Restricted cash included in other noncurrent assets	8.0	7.8
Total cash, cash equivalents and restricted cash	$404.3	$111.6

6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill. Goodwill is included in other noncurrent assets in our condensed consolidated balance sheets.

(in millions)	Amount
Balance as of December 31, 2023	$5.8
Foreign currency translation adjustments	(0.1)
Balance as of March 31, 2024	$5.7
The following table presents information relating to our recognized intangible assets as of March 31, 2024.

(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$35.8	$5.0	$30.8
Acquired IPR&D	Indefinite	$3.5	$—	3.5
Total intangible assets, net				$34.3

The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of March 31, 2024.

(in millions)	Amount
2024 (9 months remaining)	$2.7
2025	$3.6
2026	$3.6
2027	$3.6
2028	$3.6
Thereafter	$13.7
7. Leases
Our operating leases that have commenced have terms that expire beginning 2025 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our right-of-use (ROU) assets or operating lease liabilities.
The following table presents supplemental operating lease information for operating leases that have commenced.

	Three Months Ended March 31,
(in millions, except weighted average data)	2024	2023
Operating lease cost	$9.4	$4.1
Sublease income	(0.4)	—
Net operating lease cost	$9.0	$4.1
Cash paid for amounts included in the measurement of operating lease liabilities	$6.1	$4.4

	March 31, 2024	March 31, 2023
Weighted average remaining lease term	10.6 years	7.7 years
Weighted average discount rate	5.1%	5.3%
Restricted cash related to letters of credit issued in lieu of cash security deposits	$7.8	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of March 31, 2024.

(in millions)	Operating Leases (1)	Sublease Income
2024 (9 months remaining)	$26.9	$(1.3)
2025	34.7	(1.7)
2026	34.0	(1.7)
2027	34.8	(1.7)
2028	35.6	(1.7)
Thereafter	211.4	(4.3)
Total operating lease payments (sublease income)	377.4	$(12.4)
Less accreted interest	89.5
Total operating lease liabilities	287.9
Less current operating lease liabilities included in other current liabilities	35.0
Noncurrent operating lease liabilities	$252.9
_________________________
(1) Amounts presented in the table above exclude $15.4 million for 2025, $23.6 million for 2026, $24.3 million for 2027, $25.1 million for 2028 and $223.5 million thereafter of approximate non-cancelable future minimum lease payments under operating leases related to our new campus facility that have not yet commenced.

New Campus Facility. On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, now serves as our corporate headquarters.
The construction of the campus facility is phased. The first phase of construction, consisting of two buildings relating to office space, was completed in December 2023 and resulted in the recognition of ROU assets and operating lease liabilities totaling $199.0 million and $189.8 million, respectively.
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
Further, ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.
Corporate ROU assets identified for sublease in connection with excess leased capacity are tested for impairment individually when the cash flows related to the ROU asset are determined to be independent from the cash flows of other assets and liabilities. Corporate ROU assets are otherwise tested for impairment on a consolidated level with consideration given to all cash flows of the company as corporate functions do not generate cash flows and are funded by revenue-producing activities at lower levels of the entity.
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
In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024 in cash. Consequently, the embedded conversion option of the 2024 Notes (the conversion feature) required bifurcation and separate accounting from the 2024 Notes as it no longer qualified for the equity scope exception under ASC 815. Upon bifurcation of the conversion feature, we recorded a derivative liability at a fair value of $126.6 million (Level 3) and a corresponding debt discount that will be accreted over the remaining term of the 2024 Notes using the straight-line method. Subsequent changes in the fair value of the derivative liability and accretion of the debt discount will be recorded in other income (expense), net in our condensed consolidated statements of operations.
The following table presents a reconciliation of the beginning and ending balances for the derivative liability measured at fair value using significant unobservable inputs (Level 3).

(in millions)	Amount
Balance as of December 31, 2023	$—
Initial fair value	126.6
Change in fair value	9.6
Balance as of March 31, 2024	$136.2
The following table presents a summary of charges recognized in connection with the bifurcation of the conversion feature of the 2024 Notes in the first quarter of 2024.

(in millions)	Amount
Accretion of debt discount	$79.1
Change in fair value	9.6
Charges associated with convertible senior notes	$88.7
The following table presents a summary of the 2024 Notes as of March 31, 2024.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Issuance Costs	Discount		Amount	Leveling
Convertible senior notes	$170.4	$(0.1)	$(47.5)	$122.8	$309.5	Level 2
The following table presents a summary of the 2024 Notes as of December 31, 2023.

	Principal Amount	Unamortized Debt		Net Carrying Amount	Fair Value
(in millions)		Issuance Costs	Discount		Amount	Leveling
Convertible senior notes	$170.4	$(0.3)	$—	$170.1	$295.7	Level 2
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
On or after May 15, 2021, we had the ability to redeem for cash all or part of the 2024 Notes if the last reported sale price (as defined in the 2017 Indenture) of our common stock had been at least 130% of the conversion price then in effect (equal to $98.70 as of March 31, 2024) for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately before the date which we provide a notice of redemption.
Holders of the 2024 Notes may convert the 2024 Notes at any time prior to the close of business on the business day immediately preceding May 15, 2024, only under the following circumstances:
(i)during any calendar quarter (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price (equal to $98.70 as of March 31, 2024) on each applicable trading day;
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
Until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders of the 2024 Notes may convert the 2024 Notes at any time. Upon conversion, holders of the 2024 Notes will receive the principal amount of their 2024 Notes and any conversion premium, calculated based on the per share volume-weighted average price (VWAP) for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in cash.
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

9. Earnings (Loss) per Share
Earnings (loss) per share were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2024	2023
Net income (loss) - basic and diluted	$43.4	$(76.6)
Weighted-average common shares outstanding:
Basic	99.8	97.1
Effect of dilutive securities	3.8	—
Diluted	103.6	97.1
Earnings (loss) per share:
Basic	$0.43	$(0.79)
Diluted	$0.42	$(0.79)

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	1.7	15.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Business Highlights
January 2024:
•Elected to settle all conversions of the convertible senior notes due May 15, 2024 in cash.
April 2024:
•Reported positive Phase 2 data for the completed Phase 2 study of NBI-1065845 in adult subjects with major depressive disorder. The study met its primary and key secondary endpoints.
•Submitted two New Drug Applications to the FDA for crinecerfont as a treatment for adult and pediatric patients with classic congenital adrenal hyperplasia.
•Received approval from the FDA for INGREZZA® SPRINKLE (valbenazine) capsules, a new oral granules formulation of INGREZZA capsules.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Revenues
Net Product Sales by Sales Product.

	Three Months Ended March 31,
(in millions)	2024	2023
INGREZZA	$506.0	$410.4
Other	3.0	4.9
Total net product sales	$509.0	$415.3
Compared with the comparable period last year, the increase in total net product sales primarily reflected increased INGREZZA net product sales driven by strong underlying patient demand and improved gross-to-net dynamics.

Collaboration Revenues by Category.

	Three Months Ended March 31,
(in millions)	2024	2023
Royalty revenue	$4.1	$4.2
Other	2.2	0.9
Total collaboration revenues	$6.3	$5.1
Total collaboration revenues for all periods presented primarily reflected royalty revenue earned on AbbVie net sales of elagolix and MTPC net sales of DYSVAL.
Operating Expenses
Cost of Revenues.

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of revenues	$7.5	$8.5
Compared with the comparable period last year, the change in cost of revenues primarily reflected increased INGREZZA net product sales, offset by decreased costs due to the termination of our license agreement with BIAL, which became effective in December 2023, to commercialize and market ONGENTYS® (opicapone) in the U.S. and Canada.
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

	Three Months Ended March 31,
(in millions)	2024	2023
Late stage	$24.2	$30.1
Early stage	27.2	28.9
Research and discovery	26.2	20.8
Milestone	6.1	—
Payroll and benefits	57.6	47.8
Facilities and other	18.1	11.9
Total research and development	$159.4	$139.5
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable period last year, the decrease in late-stage expenses primarily reflected the successful completion of the Phase 3 programs for crinecerfont in CAH in the third quarter of 2023.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable period last year, the change in early-stage expenses primarily reflected increased investment in advancing Phase 2 programs in psychiatry, offset by decreased spend on early stage programs in epilepsy.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, the increase in research and discovery expenses primarily reflected increased investment in preclinical development programs.

Milestone. Consists of milestone expenses incurred in connection with our collaborative arrangements.
Milestone expense for the first quarter of 2024 primarily reflected $5.0 million of expense recognized in connection with our selection of a development candidate under the Friedreich’s ataxia program pursuant to our collaboration with Voyager Therapeutics, Inc. (Voyager).
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
Compared with the comparable period last year, the increase in payroll and benefits expenses primarily reflected higher headcount, including an increase of $3.2 million in non-cash stock-based compensation expense.
Facilities and Other. Consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
Acquired In-Process Research and Development, or IPR&D.

	Three Months Ended March 31,
(in millions)	2024	2023
Acquired in-process research and development	$6.0	$143.9
In the first quarter of 2024, we recognized $6.0 million of IPR&D expense in connection with the payment of the upfront fee pursuant to our collaboration with Biocytogen Pharmaceuticals (Beijing) Co., Ltd. In the first quarter of 2023, we recognized $143.9 million of IPR&D expense in connection with the payment of the upfront fee pursuant to the expansion of our collaboration with Voyager.
Selling, General and Administrative, or SG&A.

	Three Months Ended March 31,
(in millions)	2024	2023
Selling, general and administrative	$243.1	$242.7
Compared with the comparable period last year, the change in SG&A expenses primarily reflected continued investment in our commercial organization, including pre-launch crinecerfont activities, offset by decreases in other general and administrative costs.
Other (Expense) Income, Net.

	Three Months Ended March 31,
(in millions)	2024	2023
Interest expense	$(1.1)	$(1.1)
Unrealized gain on equity securities	1.6	2.2
Charges associated with convertible senior notes	(88.7)	—
Investment income and other, net	23.4	9.8
Total other (expense) income, net	$(64.8)	$10.9
Compared with the comparable period last year, the change in total other (expense) income, net, primarily reflected $88.7 million of expense recognized in connection with the bifurcation of the embedded conversion option of the convertible senior notes, partially offset by increased interest income on our debt security investments.

Benefit from Income Taxes.

	Three Months Ended March 31,
(in millions)	2024	2023
Benefit from income taxes	$(8.9)	$(26.7)
The effective tax rate for the first quarter of 2024 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses including debt extinguishment, excess tax benefits related to stock-based compensation, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable period last year, the effective tax rate varied from the federal and state statutory rates primarily due to excess tax benefits related to stock-based compensation.
Net Income (Loss).

	Three Months Ended March 31,
(in millions)	2024	2023
Net income (loss)	$43.4	$(76.6)
Compared with the comparable period last year, the change in net income (loss) primarily reflected increased INGREZZA net product sales and decreased IPR&D expense in connection with our collaborations, partially offset by $88.7 million of expense recognized in connection with the bifurcation of the embedded conversion option of the convertible senior notes and increased investment in our expanded clinical portfolio.
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
Information Regarding Our Financial Condition.

(in millions)	March 31, 2024	December 31, 2023
Total cash, cash equivalents and marketable securities	$1,911.0	$1,719.1
Working Capital:
Total current assets	$1,799.0	$1,607.0
Less total current liabilities	712.9	654.8
Total working capital	$1,086.1	$952.2
Information Regarding Our Cash Flows.

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities	$130.3	$(125.2)
Cash flows from investing activities	(55.0)	(42.1)
Cash flows from financing activities	69.9	8.2
Change in cash, cash equivalents and restricted cash	$145.2	$(159.1)
Cash Flows from Operating Activities. Compared with the comparable period last year, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales and lower upfront payments in connection with our collaborations, partially offset by $88.7 million of expense recognized in connection with the bifurcation of the embedded conversion option of the convertible senior notes and increased investment in our expanded clinical portfolio.

Cash Flows from Investing Activities. Periodic fluctuations in cash flows from investing activities primarily reflect timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
Cash flows from investing activities for the comparable period last year also reflected an equity investment of $31.3 million in Voyager in connection with the expansion of our collaboration in the first quarter of 2023.
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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to approximately $17.5 billion upon the achievement of certain milestones.
Refer to Note 2 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
Leases. Our operating leases that have commenced have terms that expire beginning 2025 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters.
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, now serves as our corporate headquarters.
The construction of the campus facility is phased. The first phase of construction, consisting of two buildings relating to office space, was completed in December 2023. As we begin to occupy our new campus facility, we will sublease certain of our existing leased premises when we determine there is excess leased capacity.
Refer to Note 7 to the condensed consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
Convertible Senior Notes. On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rated convertible senior notes due May 15, 2024 (the 2024 Notes). In 2020, we repurchased $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of March 31, 2024, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.

Until the close of business on the scheduled trading day immediately preceding May 15, 2024, holders of the 2024 Notes may convert the 2024 Notes at any time. In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024 in cash. As a result, upon conversion, holders of the 2024 Notes will receive the principal amount of their 2024 Notes and any conversion premium, calculated based on the per share volume-weighted average price (VWAP) for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture), in cash. As of March 31, 2024, the fair value of the 2024 Notes was $309.5 million.
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
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on March 31, 2024, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2024, we implemented a new company-wide enterprise resource planning (ERP) system. As part of the system implementation, we assessed the impact to the control environment and modified internal controls where necessary. There were no other significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
From time to time, we may become subject to legal proceedings or claims arising in the ordinary course of our business. We currently believe that none of the claims or actions pending against us is likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters.
Item 1A. Risk Factors
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
•For CAH, high doses of corticosteroids are the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive adrenocorticotropic hormone levels. In the U.S. alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development by other companies targeting CAH.
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
•Our investigational treatments for potential use in schizophrenia, anhedonia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for anhedonia or cognitive impairment associated with schizophrenia; however, there are a number of different anti-psychotic medications currently used in these patient populations.
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

Even if the clinical trials are successfully completed, we cannot guarantee that the FDA or similar foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. The FDA and similar foreign regulatory authorities have substantial discretion in the approval process and may either refuse to accept an application for substantive review or may form the opinion after review of an application that the application is insufficient to allow approval of a product candidate. To the extent that the FDA or similar foreign regulatory authorities do not accept our application for review or approve our application, we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Depending on the extent of these additional trials or any other studies that might be required, approval of any applications that we submit may be significantly delayed. It is also possible that any such additional studies, if performed and completed, may not be considered sufficient by the FDA or similar foreign regulatory authorities and we may be forced to delay or abandon our applications for approval.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Our additional collaborators include Xenon Pharmaceuticals, Inc., Idorsia Pharmaceuticals Ltd., Takeda Pharmaceutical Company Limited, Nxera Pharma UK Limited (formerly Heptares Therapeutics Limited) and Voyager Therapeutics, Inc.
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
*We have increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
As of March 31, 2024, we had approximately 1,448 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates. For example, we are in the process of implementing a new company-wide enterprise resource planning (ERP) system to streamline certain existing business, operational, and financial processes. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays, or deficiencies in the implementation or design of the ERP system could adversely affect the effectiveness of our internal control over financial reporting or our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA or any of our other products, or any product candidate approved by the FDA in the future, including crinecerfont. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
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
*Our indebtedness could expose us to risks that could adversely affect our business, financial condition and results of operations.
In May 2017, we sold $517.5 million aggregate principal amount of the 2024 Notes. In 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of March 31, 2024, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding.

In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024 in cash. Although we have sufficient cash reserves to fully repay and settle the 2024 Notes at their scheduled maturity on May 15, 2024, we may incur additional indebtedness in the future. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay any additional indebtedness that we may incur. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
*We have a history of losses and expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
Since our inception, we have incurred significant net losses and negative cash flow from operations. As of March 31, 2024, we had an accumulated deficit of $113.7 million as a result of historical operating losses.
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 94% of our total product sales for the three months ended March 31, 2024 and approximately 97% of our accounts receivable balance as of March 31, 2024. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
*We may need additional capital in the future. If we cannot raise additional funding, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.
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
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, during the second quarter of 2017, we issued the 2024 Notes and we have previously financed capital purchases and may continue to pursue opportunities to obtain additional debt financing in the future. In 2020, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $136.2 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we entered into separate, privately negotiated transactions with certain holders of the 2024 Notes to repurchase $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash. As of March 31, 2024, $170.4 million aggregate principal amount of the 2024 Notes remained outstanding. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any additional debt financings may involve operating covenants that restrict our business.
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
Regulatory approvals for any of our product candidates, including crinecerfont, may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, with respect to INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GCPs for any clinical trials that we conduct post-approval. Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, negatively affected the stock market and investor sentiment and resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $89 per share to approximately $148 per share.
The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and our other products;
•the results of our clinical trials;
•reports of safety issues related to INGREZZA, ORILISSA, ORIAHNN, DYSVAL, or any of our other products;
•any delay in filing an IND, NDA, marketing authorization application (MAA), or other regulatory submission for any of our product candidates, including crinecerfont, and any adverse development or perceived adverse development with respect to the applicable regulatory agency's review of that IND, NDA, MAA, or other regulatory submission;
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
•failure of any of our product candidates, including crinecerfont, to achieve commercial success even if approved;
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
Risks Related to Our Industry
*Enacted healthcare reform, drug pricing measures and other recent legislative initiatives, including the Inflation Reduction Act of 2022, could adversely affect our business.
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

Additionally, beginning on January 1, 2025, the Centers for Medicare & Medicaid Services (CMS) will implement those provisions of the IRA establishing a new Medicare Part D manufacturer discount program. Under this discount program and subject to certain exceptions, manufacturers must give a 10 percent discount on Part D program drugs in the initial coverage phase, and a 20 percent discount on Part D drugs when the beneficiary enters the catastrophic coverage phase (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which will be $2,000 beginning in 2025). However, the IRA allows the 10 and 20 percent discounts to be phased in over a multi-year period for “specified manufacturers” and “specified small manufacturers”. During this phase-in period, such manufacturers would pay a lower percentage discount on Medicare Part D program drugs. In April 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and will receive the discount phase-in discussed above. INGREZZA is reimbursed under Medicare Part D, and increased discounts could impact INGREZZA revenues, while also having an industry-wide impact on the cost of other Part D program drugs such as AUSTEDO, marketed by Teva Pharmaceuticals Industries. The overall impact on INGREZZA revenues is inherently uncertain and difficult to predict and we are still evaluating the potential impact of this discount program and our designation as a “specified small manufacturer.”
Our designation as a “specified small manufacturer” under the new Medicare Part D manufacturer discount program and our expected qualification under the small biotech exception for purposes of the Medicare drug price negotiation program are subject to various requirements and there is no assurance that we will continue to qualify for these exemptions in the future. The loss or potential loss of these exemptions, including as a result of a potential acquisition or strategic transaction, could have an adverse impact on our business.
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

Item 5. Other Information
During the period from January 1, 2024, to March 31, 2024, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Julie S. Cooke	Adopt	3/17/2024	X		88,495	6/13/2025
Chief Human Resources Officer
Kyle W. Gano	Adopt	3/15/2024	X		101,400	5/10/2025
Chief Business Development & Strategy Officer
Matthew C. Abernethy	Adopt	2/13/2024	X		45,000	2/15/2025
Chief Financial Officer
Gary A. Lyons	Adopt	2/13/2024	X		25,000	5/27/2025
Director
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
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for grants on or after February 13, 2024 made under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

10.2+	Description:	Form of Stock Option Grant Notice and Option Agreement for grants made to Kevin Gorman on or after February 13, 2024 made under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
______________
+ Management contract or compensatory arrangement.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: May 1, 2024	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)