Form 10-Q
period 2024-06-30
NEUROCRINE BIOSCIENCES INC
filed 2024-08-01
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 100,976,249 as of July 26, 2024.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$139.7	$251.1
Debt securities available-for-sale	899.2	780.5
Accounts receivable	468.2	439.3
Inventory	42.5	38.3
Other current assets	120.2	97.8
Total current assets	1,669.8	1,607.0
Deferred tax assets	419.5	362.6
Debt securities available-for-sale	637.8	687.5
Right-of-use assets	262.9	276.5
Equity security investments	143.6	161.9
Property and equipment, net	80.1	70.8
Intangible assets, net	33.5	35.5
Other noncurrent assets	57.8	49.6
Total assets	$3,305.0	$3,251.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$358.5	$448.8
Convertible senior notes	—	170.1
Other current liabilities	40.0	35.9
Total current liabilities	398.5	654.8
Noncurrent operating lease liabilities	256.2	258.3
Other noncurrent liabilities	141.1	106.3
Total liabilities	795.8	1,019.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 100.9 and 98.7 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,555.3	2,382.0
Accumulated other comprehensive income	2.5	7.0
Accumulated deficit	(48.7)	(157.1)
Total stockholders’ equity	2,509.2	2,232.0
Total liabilities and stockholders’ equity	$3,305.0	$3,251.4
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues:
Net product sales	$583.8	$446.3	$1,092.8	$861.6
Collaboration revenues	6.4	6.4	12.7	11.5
Total revenues	590.2	452.7	1,105.5	873.1
Operating expenses:
Cost of revenues	9.2	11.5	16.7	20.0
Research and development	191.1	145.8	350.5	285.3
Acquired in-process research and development	2.5	—	8.5	143.9
Selling, general and administrative	242.0	221.8	485.1	464.5
Total operating expenses	444.8	379.1	860.8	913.7
Operating income (loss)	145.4	73.6	244.7	(40.6)
Other (expense) income:
Unrealized (loss) gain on equity securities	(19.9)	37.3	(18.3)	39.5
Charges associated with convertible senior notes	(49.7)	—	(138.4)	—
Investment income and other, net	22.8	10.7	45.1	19.4
Total other (expense) income, net	(46.8)	48.0	(111.6)	58.9
Income before provision for income taxes	98.6	121.6	133.1	18.3
Provision for (benefit from) income taxes	33.6	26.1	24.7	(0.6)
Net income	65.0	95.5	108.4	18.9
Foreign currency translation adjustments, net of tax	0.1	0.9	(0.4)	2.1
Unrealized (loss) gain on debt securities available-for-sale, net of tax	(0.9)	0.7	(4.1)	4.7
Comprehensive income	$64.2	$97.1	$103.9	$25.7
Earnings per share:
Basic	$0.64	$0.98	$1.08	$0.19
Diluted	$0.63	$0.95	$1.04	$0.19
Weighted-average shares outstanding:
Basic	100.8	97.6	100.3	97.4
Diluted	103.9	100.2	103.8	100.3
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Accumulated Deficit
(in millions)	Shares	$				Total
Balance at March 31, 2024	100.6	$0.1	$2,496.4	$3.3	$(113.7)	$2,386.1
Net income	—	—	—	—	65.0	65.0
Other comprehensive loss, net of tax	—	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	43.1	—	—	43.1
Issuances of common stock under stock plans	0.3	—	15.8	—	—	15.8
Balance at June 30, 2024	100.9	$0.1	$2,555.3	$2.5	$(48.7)	$2,509.2

Balance at March 31, 2023	97.5	$0.1	$2,170.5	$(2.7)	$(483.4)	$1,684.5
Net income	—	—	—	—	95.5	95.5
Other comprehensive income, net of tax	—	—	—	1.6	—	1.6
Stock-based compensation expense	—	—	68.5	—	—	68.5
Issuances of common stock under stock plans	0.1	—	2.9	—	—	2.9
Balance at June 30, 2023	97.6	$0.1	$2,241.9	$(1.1)	$(387.9)	$1,853.0

Balance at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	108.4	108.4
Other comprehensive loss, net of tax	—	—	—	(4.5)	—	(4.5)
Stock-based compensation expense	—	—	87.6	—	—	87.6
Issuances of common stock under stock plans	2.2	—	85.7	—	—	85.7
Balance at June 30, 2024	100.9	$0.1	$2,555.3	$2.5	$(48.7)	$2,509.2

Balance at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net income	—	—	—	—	18.9	18.9
Other comprehensive income, net of tax	—	—	—	6.8	—	6.8
Stock-based compensation expense	—	—	108.4	—	—	108.4
Issuances of common stock under stock plans	1.1	—	11.1	—	—	11.1
Balance at June 30, 2023	97.6	$0.1	$2,241.9	$(1.1)	$(387.9)	$1,853.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$108.4	$18.9
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	87.6	108.4
Charges associated with convertible senior notes	138.4	—
Impairment charges associated with leased properties	14.0	—
Depreciation	11.7	8.3
Accretion of discount on investments, net	(14.1)	(6.0)
Amortization of intangible assets	1.8	1.8
Changes in fair value of equity investments	18.3	(39.5)
Deferred income taxes	(56.9)	(73.1)
Other	3.6	(0.3)
Change in operating assets and liabilities:
Accounts receivable	(28.9)	(37.5)
Inventory	(4.2)	3.4
Accounts payable and accrued liabilities	(78.1)	22.9
Other assets and liabilities, net	(6.7)	47.1
Cash flows from operating activities	194.9	54.4

Cash flows from investing activities:
Purchases of debt securities available-for-sale	(511.8)	(530.0)
Sales and maturities of debt securities available-for-sale	451.4	408.6
Purchases of equity securities	—	(31.3)
Capital expenditures	(22.8)	(15.3)
Cash flows from investing activities	(83.2)	(168.0)

Cash flows from financing activities:
Issuances of common stock under benefit plans	85.7	11.1
Payments to settle convertible senior notes	(308.8)	—
Cash flows from financing activities	(223.1)	11.1
Change in cash, cash equivalents and restricted cash	(111.4)	(102.5)
Cash, cash equivalents and restricted cash at beginning of period	259.1	270.7
Cash, cash equivalents and restricted cash at end of period	$147.7	$168.2

Supplemental disclosures:
Non-cash capital expenditures	$3.3	$0.8
Right-of-use assets acquired through operating leases	$9.0	$1.8
Cash paid for interest	$1.6	$1.9
Cash paid for income taxes	$92.8	$3.4
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
Recently Issued Accounting Pronouncements Not Yet Adopted.
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2023-07 will have on our financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2023-09 will have on our financial statement disclosures.
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

In connection with the successful completion of a long-term toxicity program for NBI-1117568 in April 2024, we paid Nxera a milestone of $15.0 million, which was expensed as research and development (R&D) in the second quarter of 2024. NBI-1117568 is a first-in-class, orally active, highly selective investigational M4 agonist in Phase 2 development as a potential treatment for schizophrenia.
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
In connection with the initiation of a Phase 2 clinical study for NBI-1070770 as a potential treatment for major depressive disorder in April 2024, we paid Takeda a milestone of $7.5 million, which was expensed as R&D in the second quarter of 2024.
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
In connection with the selection of a development candidate under the FA program pursuant to our collaboration with Voyager in February 2024, we paid Voyager a milestone of $5.0 million, which was expensed as R&D in the first quarter of 2024.
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

In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of approximately 4.4 million shares (at $8.88 per share) of Voyager common stock (the 2023 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine Biosciences, was appointed to Voyager's board of directors. Dr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. As a result, our equity investment in Voyager became subject to the equity method of accounting, and Voyager became a related party, following our purchase of the 2023 Voyager Shares, after which, together with the 2019 Voyager Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our equity investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Voyager Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as in-process research and development in the first quarter of 2023 as the license had no foreseeable alternative future use.
We recognized unrealized losses of $12.0 million and $4.5 million, respectively, for the second quarter and first six months of 2024 and unrealized gains of $32.1 million and $41.3 million, respectively, for the second quarter and first six months of 2023 on our equity investment in Voyager. As of June 30, 2024, the fair value (Level 1) of our equity investment in Voyager was $67.8 million.
In connection with the selection of a development candidate under the GBA1 program pursuant to our collaboration with Voyager in April 2024, we paid Voyager a milestone of $3.0 million, which was expensed as R&D in the second quarter of 2024.
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
AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $3.5 million and $4.2 million, respectively, for the second quarter of 2024 and 2023 and $6.5 million and $7.9 million, respectively, for the first six months of 2024 and 2023.

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

		June 30, 2024				December 31, 2023
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$57.2	$—	$—	$57.2	$53.5	$—	$—	$53.5
Corporate debt securities	0 to 1 years	530.9	0.1	(1.2)	529.8	382.1	0.1	(1.0)	381.2
Securities of government-sponsored entities	0 to 1 years	312.7	—	(0.5)	312.2	346.1	0.2	(0.5)	345.8
		$900.8	$0.1	$(1.7)	$899.2	$781.7	$0.3	$(1.5)	$780.5

Corporate debt securities	1 to 3 years	$476.4	$0.4	$(1.7)	$475.1	$483.5	$2.9	$(0.4)	$486.0
Securities of government-sponsored entities	1 to 3 years	163.4	—	(0.7)	162.7	201.1	0.5	(0.1)	201.5
		$639.8	$0.4	$(2.4)	$637.8	$684.6	$3.4	$(0.5)	$687.5
Unrealized losses on our available-for-sale debt security investments were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of June 30, 2024 or December 31, 2023.
The following table presents debt securities available-for-sale that were in an unrealized loss position as of June 30, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$678.2	$(2.3)	$104.0	$(0.6)	$782.2	$(2.9)
Securities of government-sponsored entities	$386.7	$(1.0)	$51.0	$(0.2)	$437.7	$(1.2)
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
Accrued interest receivables on debt securities available-for-sale totaled $12.6 million and $11.2 million, respectively, as of June 30, 2024 and December 31, 2023. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the first six months of 2024 or 2023.

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
The following table presents a summary of financial assets, which were measured at fair value on a recurring basis.

	June 30, 2024			December 31, 2023
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and money market funds	$139.7	$139.7	$—	$251.1	$251.1	$—
Restricted cash	8.0	8.0	—	8.0	8.0	—
Commercial paper	57.2	—	57.2	53.5	—	53.5
Corporate debt securities	1,004.9	—	1,004.9	867.2	—	867.2
Securities of government-sponsored entities	474.9	—	474.9	547.3	—	547.3
Equity security investments	143.6	143.6	—	161.9	161.9	—
	$1,828.3	$291.3	$1,537.0	$1,889.0	$421.0	$1,468.0
5. Other Balance Sheet Details
Inventory consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$21.3	$21.5
Work in process	12.0	9.7
Finished goods	10.4	12.3
	43.7	43.5
Less inventory reserves	(1.2)	(5.2)
Total inventory	$42.5	$38.3
Accounts payable and accrued liabilities consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Sales rebates and reserves	$121.7	$139.3
Accrued employee related costs	59.8	86.2
Current branded prescription drug fee	35.3	45.7
Accrued development costs	34.7	44.3
Accounts payable and other accrued liabilities	107.2	133.3
Total accounts payable and accrued liabilities	$358.5	$448.8
Other noncurrent liabilities consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Noncurrent income taxes payable	$111.0	$96.0
Noncurrent branded prescription drug fee	30.1	10.3
Total other noncurrent liabilities	$141.1	$106.3

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2024	June 30, 2023
Cash and cash equivalents	$139.7	$160.2
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents and restricted cash	$147.7	$168.2

6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill. Goodwill is included in other noncurrent assets in our condensed consolidated balance sheets.

(in millions)	Amount
Balance as of December 31, 2023	$5.8
Foreign currency translation adjustments	(0.1)
Balance as of June 30, 2024	$5.7
The following table presents information relating to our recognized intangible assets.

		June 30, 2024			December 31, 2023
(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$35.7	$5.9	$29.8	$35.9	$4.0	$31.9
Acquired IPR&D	Indefinite	$3.7	$—	3.7	$3.6	$—	3.6
Total intangible assets, net				$33.5			$35.5
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of June 30, 2024.

(in millions)	Amount
2024 (6 months remaining)	$1.8
2025	$3.6
2026	$3.6
2027	$3.6
2028	$3.6
Thereafter	$13.6

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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Six Months Ended June 30,
(in millions, except weighted average data)	2024	2023
Operating lease cost	$18.6	$8.2
Sublease income	(0.8)	—
Net operating lease cost	$17.8	$8.2
Cash paid for amounts included in the measurement of operating lease liabilities	$15.0	$8.8

	June 30, 2024	June 30, 2023
Weighted average remaining lease term	10.5 years	7.4 years
Weighted average discount rate	5.0%	5.4%
Restricted cash related to letters of credit issued in lieu of cash security deposits	$7.8	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of June 30, 2024.

(in millions)	Operating Leases (1)	Sublease Income
2024 (6 months remaining)	$18.0	$(1.0)
2025	35.4	(2.7)
2026	34.9	(2.7)
2027	35.8	(2.7)
2028	36.6	(2.7)
Thereafter	220.3	(7.0)
Total operating lease payments (sublease income)	381.0	$(18.8)
Less accreted interest	89.4
Total operating lease liabilities	291.6
Less current operating lease liabilities included in other current liabilities	35.4
Noncurrent operating lease liabilities	$256.2
_________________________
(1) Amounts presented in the table above exclude $5.6 million for 2025, $22.6 million for 2026, $23.3 million for 2027, $24.0 million for 2028 and $214.4 million thereafter of approximate non-cancelable future minimum lease payments under an operating lease related to our new campus facility that has not yet commenced.
New Campus Facility. On February 8, 2022, we entered into a lease agreement for a four-building campus facility currently under construction in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, now serves as our corporate headquarters.
The construction of the campus facility is phased. The first phase of construction, consisting of two buildings relating to office space, was completed in December 2023 and resulted in the recognition of ROU assets and operating lease liabilities totaling $199.0 million and $189.8 million, respectively.
As we continue to occupy our new campus facility, certain of our existing leased properties will be marketed for sublease when we determine there is excess leased capacity. Certain of these subleases contain both lease and non-lease components. Sublease income is recognized as an offset to operating expense on a straight-line basis over the lease term. Income related to non-lease components is recognized in operating expenses as a reduction to costs we incur in relation to the primary lease.

Impairment of ROU Assets. ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.
Corporate ROU assets that are actively being marketed for sublease in connection with excess leased capacity are tested for impairment individually when the cash flows related to the ROU asset are determined to be independent from the cash flows of other assets and liabilities. Corporate ROU assets are otherwise tested for impairment on a consolidated level with consideration given to all cash flows of the company as corporate functions do not generate cash flows and are funded by revenue-producing activities at lower levels of the entity.
In the second quarter of 2024, we reassessed the asset groupings for corporate ROU assets that are actively being marketed for sublease in connection with leased office space that has been vacated as we continue to occupy our new campus facility. For asset groups where impairment was triggered, we used discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups and recognized corresponding impairment charges totaling $14.0 million in the second quarter of 2024, of which $11.3 million and $2.7 million, respectively, was related to the ROU assets and tenant improvements associated with the underlying leased properties. The significant assumptions used in the discounted cash flows models included projected sublease income over the remaining lease term, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflected a market participant's assumptions in valuing the asset groups.
8. Convertible Senior Notes
On May 2, 2017, we completed a private placement of $517.5 million in aggregate principal amount of 2.25% fixed-rate convertible senior notes due May 15, 2024 (the 2024 Notes) and entered into the 2017 Indenture with respect to the 2024 Notes. Interest on the 2024 Notes was due semi-annually on May 15 and November 15 of each year.
In 2020, we repurchased $136.2 million in aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $186.9 million in cash. In 2022, we repurchased $210.8 million in aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash.
On or after January 15, 2024, holders of the 2024 Notes had the ability to convert the 2024 Notes at any time until the close of business on the scheduled trading day immediately preceding May 15, 2024. In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024 in cash. Consequently, the embedded conversion option of the 2024 Notes (the conversion feature) required bifurcation and separate accounting from the 2024 Notes as it no longer qualified for the equity scope exception under ASC 815, Derivatives and Hedging. Upon bifurcation of the conversion feature, we recorded a derivative liability at a fair value of $126.6 million (Level 3) and a corresponding debt discount that was accreted over the remaining term of the 2024 Notes using the straight-line method. Subsequent changes in the fair value of the derivative liability and accretion of the associated debt discount were recorded in other income (expense), net in our condensed consolidated statements of income.
During the second quarter of 2024, holders of the 2024 Notes converted $169.8 million in aggregate principal amount of the 2024 Notes for $308.2 million in cash, reflecting a conversion premium of $138.4 million calculated based on the per share volume-weighted average price (VWAP) for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture). The 2024 Notes were settled in full upon maturity on May 15, 2024.
The following table presents a summary of charges recognized in connection with the bifurcation of the conversion feature of the 2024 Notes and conversions of the 2024 Notes by holders during the first six months of 2024.

(in millions)	Amount
Accretion of debt discount associated with derivative liability	$126.6
Change in fair value of derivative liability	9.6
Loss on extinguishment of convertible senior notes	2.2
Charges associated with convertible senior notes	$138.4

9. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income - basic and diluted	$65.0	$95.5	$108.4	$18.9
Weighted-average common shares outstanding:
Basic	100.8	97.6	100.3	97.4
Effect of dilutive securities	3.1	2.6	3.5	2.9
Diluted	103.9	100.2	103.8	100.3
Earnings per share:
Basic	$0.64	$0.98	$1.08	$0.19
Diluted	$0.63	$0.95	$1.04	$0.19

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	2.3	6.7	2.0	5.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neurological, neuroendocrine and neuropsychiatric disorders. The company’s diverse portfolio includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia, chorea associated with Huntington's disease, endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie), as well as a diversified portfolio of multiple compounds in mid- to late-phase clinical development across our core therapeutic areas.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of tardive dyskinesia in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023.
Our partner Mitsubishi Tanabe Pharma Corporation (MTPC) launched DYSVAL® (valbenazine) in Japan for the treatment of tardive dyskinesia in June 2022 and subsequently in other select Asian markets, where it is marketed as REMLEAS® (valbenazine). We receive royalties at tiered percentage rates on MTPC net sales of valbenazine.
Our partner AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix.
Business Highlights
•Announced Kevin Gorman, Ph.D., will retire as Chief Executive Officer (CEO) on October 11, 2024. Kyle Gano, Ph.D., currently Neurocrine’s Chief Business Development and Strategy Officer, will succeed him in the CEO role. Dr. Gano will also join the Company’s Board of Directors at that time, and Dr. Gorman will continue to serve on the Company’s Board.
•Announced positive topline data for the Phase 2 SAVITRI™ study. This randomized, double-blind, placebo-controlled dose-finding study assessed the efficacy and safety of NBI-1065845 in adult subjects with major depressive disorder (MDD). NBI-1065845 is an investigational alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM) in development as a potential treatment for patients with MDD who have not benefited from treatment with at least one antidepressant in their current episode of depression.
•Announced FDA accepted New Drug Applications (NDAs) and granted Priority Review for crinecerfont for pediatric and adult patients with classic congenital adrenal hyperplasia (CAH). The agency set Prescription Drug User Fee (PDUFA) target action dates of December 29, 2024 for the capsule formulation and December 30, 2024 for the oral solution formulation.
•At the Endocrine Society Annual Meeting (ENDO 2024), presented new Phase 3 clinical study data from the CAHtalyst™ registrational studies of crinecerfont in pediatric and adult patients with CAH due to 21-hydroxylase deficiency. In parallel, announced that the primary study results from the CAHtalyst™ registrational studies of crinecerfont in pediatric and adult patients with CAH due to 21-hydroxylase deficiency have been published in The New England Journal of Medicine.
•Initiated Phase 2 study of NBI-1070770 in adults with MDD. NBI-1070770 is a novel, selective and orally active, negative allosteric modulator (NAM) of the NR2B subunit-containing N-methyl-D-aspartate (NMDA NR2B) receptor.
•Initiated Phase 1 study of NBI-1117567 in healthy adult participants. NBI-1117567 is an investigational, oral, M1/M4 (M1 preferring) selective muscarinic agonist for the potential treatment of neurological and neuropsychiatric conditions.
•Initiated Phase 1 study of NBI-1076968 in healthy adult participants. NBI-1076968 is an investigational, oral, M4 subtype-selective muscarinic antagonist for the potential treatment of movement disorders.
•Received notification from the Centers for Medicare and Medicaid Services that INGREZZA qualified for the Specified Small Manufacturer Exception pertaining to the Part D redesign of the Inflation Reduction Act.

•Settled the convertible senior notes due May 15, 2024 (the 2024 Notes) in full in cash upon maturity.
•Announced planned expansion of the INGREZZA psychiatry and long-term care sales teams to better serve patients by accelerating the number of people who are diagnosed and treated for tardive dyskinesia and chorea associated with Huntington's disease with INGREZZA.
•Received approval from the FDA for INGREZZA® SPRINKLE (valbenazine) capsules, a new oral granules formulation of INGREZZA capsules, and subsequently launched new sprinkle formulation of INGREZZA capsules for the treatment of adults with tardive dyskinesia and chorea associated with Huntington’s disease.
•Research and development expense for the first six months of 2024 included approximately $30 million of expense for development milestones achieved under our collaborations with Nxera Pharma UK Limited (Nxera), Takeda Pharmaceutical Company Limited (Takeda) and Voyager Therapeutics, Inc. (Voyager).
Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Revenues
Net Product Sales by Sales Product.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
INGREZZA	$579.5	$439.7	$1,085.5	$850.1
Other	4.3	6.6	7.3	11.5
Total net product sales	$583.8	$446.3	$1,092.8	$861.6
Compared with the comparable period last year, the increase in total net product sales for the first six months of 2024 primarily reflected increased INGREZZA net product sales driven by strong underlying patient demand and improved gross-to-net dynamics.
Collaboration Revenues by Category.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Royalty revenue	$4.7	$4.9	$8.9	$9.0
Other	1.7	1.5	3.8	2.5
Total collaboration revenues	$6.4	$6.4	$12.7	$11.5
Total collaboration revenues for all periods presented primarily reflected royalty revenue earned on AbbVie net sales of elagolix and MTPC net sales of DYSVAL.
Operating Expenses
Cost of Revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of revenues	$9.2	$11.5	$16.7	$20.0
Compared with the comparable period last year, the decrease in cost of revenues for the first six months of 2024 primarily reflected the impact of decreased ONGENTYS® (opicapone) net product sales and lower ONGENTYS inventory reserves in connection with the termination of our license agreement with BIAL, which became effective in December 2023, partially offset by the impact of increased INGREZZA net product sales.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Late stage	$23.1	$27.9	$47.3	$58.0
Early stage	31.2	23.6	58.4	52.5
Research and discovery	35.6	25.7	61.8	46.5
Milestone	26.5	—	32.6	—
Payroll and benefits	54.9	57.4	112.5	105.2
Facilities and other	19.8	11.2	37.9	23.1
Total research and development	$191.1	$145.8	$350.5	$285.3
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable period last year, the decrease in late-stage expenses for the first six months of 2024 primarily reflected the successful completion of the Phase 3 programs for crinecerfont in CAH in the third quarter of 2023 and lower spend on certain of our late-stage VMAT2 programs.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable period last year, the increase in early-stage expenses for the first six months of 2024 primarily reflected increased investment in our muscarinic programs and advancing Phase 2 programs in psychiatry, offset by lower spend on early stage programs in epilepsy.
Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, the increase in research and discovery expenses for the first six months of 2024 primarily reflected increased investment in preclinical development programs, including our gene therapy programs.
Milestone. Consists of milestone expenses incurred in connection with our collaborative arrangements.
Compared with the comparable period last year, the increase in milestone expenses for the first six months of 2024 primarily reflected expense recognized in connection with development milestones achieved under our collaborations with Nxera, Takeda and Voyager.
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued and timing of expense recognition related to performance-based restricted stock units, which is generally recognized ratably over the expected performance period once the predefined performance-based criteria for vesting becomes probable.
Compared with the comparable period last year, the increase in payroll and benefits expenses for the first six months of 2024 primarily reflected higher headcount, partially offset by decreased non-cash stock-based compensation expense primarily driven by a charge related to a change in equity grant agreement terms in the second quarter of 2023.
Facilities and Other. Consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
Compared with the comparable period last year, the increase in facilities and other expenses for the first six months of 2024 primarily reflected increased rent expense related to our new campus facility.

Acquired In-Process Research and Development, or IPR&D.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Acquired in-process research and development	$2.5	$—	$8.5	$143.9
Compared with the comparable period last year, the decrease in IPR&D expense for the first six months of 2024 reflected lower payments for upfront fees in connection with our collaborations. In the first six months of 2023, we recognized $143.9 million of IPR&D expense in connection with payment of the upfront fee pursuant to the expansion of our collaboration with Voyager.
Selling, General and Administrative, or SG&A.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Selling, general and administrative	$242.0	$221.8	$485.1	$464.5
Compared with the comparable period last year, the increase in SG&A expenses for the first six months of 2024 primarily reflected continued investment in our commercial organization, including pre-launch crinecerfont activities, and impairment charges of $14.0 million associated with leased office space that has been vacated as we continue to occupy our new campus facility, partially offset by decreased non-cash stock-based compensation expense primarily driven by a charge related to a change in equity grant agreement terms in the second quarter of 2023.
Other (Expense) Income, Net.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Unrealized (loss) gain on equity securities	(19.9)	37.3	(18.3)	39.5
Charges associated with convertible senior notes	(49.7)	—	(138.4)	—
Investment income and other, net	22.8	10.7	45.1	19.4
Total other (expense) income, net	$(46.8)	$48.0	$(111.6)	$58.9
Compared with the comparable period last year, the increase in total other expense, net, for the first six months of 2024 primarily reflected $138.4 million of expense recognized in connection with conversions of the 2024 Notes upon maturity in May 2024 and periodic fluctuations in the fair values of our equity security investments, partially offset by increased interest income on our debt security investments.
Provision for (Benefit from) Income Taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Provision for (benefit from) income taxes	$33.6	$26.1	$24.7	$(0.6)
The effective tax rate for the second quarter and first six months of 2024 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses including debt extinguishment, excess tax benefits related to stock-based compensation, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable periods last year, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, the impact of changes in the state effective rate, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.

Net Income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$65.0	$95.5	$108.4	$18.9
Compared with the comparable period last year, the increase in net income for the first six months of 2024 primarily reflected increased INGREZZA net product sales and lower total payments for upfront fees and development milestones achieved in connection with our collaborations, partially offset by $138.4 million of expense recognized in connection with conversions of the 2024 Notes upon maturity in May 2024, periodic fluctuations in the fair values of our equity security investments, and continued investment in our commercial organization, including pre-launch crinecerfont activities, and expanded clinical portfolio.
Liquidity and Capital Resources
Sources of Liquidity
We believe that our existing capital resources, funds generated by anticipated INGREZZA net product sales and investment income will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs or commercialization activities as planned. We may seek to access the public or private equity markets whenever conditions are favorable or pursue opportunities to obtain debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. However, we cannot provide assurance that adequate funding will be available on terms acceptable to us, if at all.
Information Regarding Our Financial Condition.

(in millions)	June 30, 2024	December 31, 2023
Total cash, cash equivalents and marketable securities	$1,676.7	$1,719.1
Working Capital:
Total current assets	$1,669.8	$1,607.0
Less total current liabilities	398.5	654.8
Total working capital	$1,271.3	$952.2
Information Regarding Our Cash Flows.

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities	$194.9	$54.4
Cash flows from investing activities	(83.2)	(168.0)
Cash flows from financing activities	(223.1)	11.1
Change in cash, cash equivalents and restricted cash	$(111.4)	$(102.5)
Cash Flows from Operating Activities. Compared with the comparable period last year, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales and lower total payments for upfront fees and development milestones achieved in connection with our collaborations, partially offset by increased cash paid for income taxes and increased investment in our expanded clinical portfolio.
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
Cash Flows from Financing Activities. Compared with the comparable period last year, the change in cash flows from financing activities primarily reflected the settlement of the 2024 Notes in full for $308.8 million in cash, partially offset by increased proceeds from issuances of our common stock.

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
•the cost of commercialization activities and arrangements, including our advertising campaigns; and
•the cost of manufacturing our product candidates.
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments. In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to approximately $17.7 billion upon the achievement of certain milestones.
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
The construction of the campus facility is phased. The first phase of construction, consisting of two buildings relating to office space, was completed in December 2023. As we continue to occupy our new campus facility, we will sublease certain of our existing leased premises when we determine there is excess leased capacity.
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
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on June 30, 2024, it would not have had a material effect on the fair value of our investment portfolio as of that date.

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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended March 31, 2024, we implemented a new company-wide enterprise resource planning (ERP) system. As part of the system implementation, we assessed the impact to the control environment and modified internal controls where necessary. There were no other significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products and conduct clinical trials and develop new products could be impaired and our costs may rise.
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
•We expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities since the launch of INGREZZA, including the recent expansion of our psychiatry and long-term care sales teams, which we announced in June 2024. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA or any of our other products, or any product candidate approved by the FDA, or equivalent foreign authorities, in the future.
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
If the medical community, patients and payors do not continue to accept our products as being safe, effective, superior and/or cost effective, we may not generate sufficient revenue.

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
•Our investigational treatments for potential use in schizophrenia and depression may in the future compete with several development-stage programs being pursued by other companies. Currently, there are no FDA-approved treatments specifically indicated for cognitive impairment associated with schizophrenia; however, there are a number of different anti-psychotic medications currently used in these patient populations.
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
Before obtaining regulatory approval for the sale of any of our potential products, we must subject these product candidates to extensive preclinical and clinical testing to demonstrate their safety and efficacy for humans. Clinical trials are expensive, time consuming and may take years to complete and the outcomes are uncertain.
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
•a study is compromised due to patients dropping out and not completing the trials;
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Our additional collaborators include Idorsia Pharmaceuticals Ltd., Nxera Pharma UK Limited (formerly Heptares Therapeutics Limited), Takeda Pharmaceutical Company Limited, Voyager Therapeutics, Inc., and Xenon Pharmaceuticals, Inc.
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
•strategic collaborators could develop, either alone or with others, products or product candidates that may compete with ours; and
•our strategic collaborator’s decisions regarding the development and commercialization of a partnered product or product candidate within their territory(ies) could negatively impact us in the territories where we have development and commercialization rights for such product or product candidate.
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
As of June 30, 2024, we had approximately 1,500 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates. For example, we recently implemented a new company-wide enterprise resource planning (ERP) system to streamline certain existing business, operational, and financial processes. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays, or deficiencies in the implementation or design of the ERP system could adversely affect the effectiveness of our internal control over financial reporting or our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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
In May 2024, we announced that Kevin Gorman, Ph.D., will retire as the Company's President and Chief Executive Officer on October 11, 2024 and that Kyle Gano, Ph.D., currently our Chief Business Development and Strategy Officer, will succeed Dr. Gorman in the CEO role. Dr. Gano will also join our Board of Directors effective as of October 11, 2024. Dr. Gorman founded Neurocrine in 1992 and has held numerous positions across the Company, including Chief Operating Officer, Chief Business Officer, and Senior Vice President of Business Development, before being appointed CEO in 2008. Dr. Gano was appointed Neurocrine’s Chief Business Development Officer in 2011, and Chief Business Development and Strategy Officer in 2020, and is responsible for all of Neurocrine’s business and corporate development activities. Our Board of Directors worked closely with Dr. Gorman on succession planning and believes Dr. Gano and the senior leadership team are well-positioned to continue to execute our strategy. Although Dr. Gorman will continue to serve on our Board of Directors and provide strategic direction to the Company, this leadership transition may be viewed negatively by investors, our strategic partners, or other stakeholders. Further, if the transition is not managed effectively it could disrupt our operations and impact our financial condition and results.

*We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA or any of our other products, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products and conduct clinical trials and develop new products could be impaired and our costs may rise.
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
•our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products; and
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration, equivalent foreign regulatory authorities, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Any delay, interruption, or other issue that arises in the manufacture of our products or product candidates as a result of a failure of a third-party manufacturer to pass regulatory inspections or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, or successfully commercialize our products.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions. We depend on a limited number of suppliers for the production and packaging of INGREZZA and its API. If our third-party suppliers for INGREZZA encounter these or any other manufacturing, quality or compliance difficulties, we may be unable to meet commercial demand for INGREZZA, which could materially and adversely affect our ability to successfully commercialize INGREZZA.

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
*We expect to increase our expenses for the foreseeable future, and we may not be able to sustain profitability.
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
•implement additional internal systems and infrastructure; and
•hire additional clinical, scientific, sales, marketing and administrative personnel.
We expect to increase our expenses and other investments in the coming years as we fund our operations and capital expenditures. Thus, our future operating results and profitability may fluctuate from period to period due to the factors described above, and we will need to generate significant revenues to achieve and maintain profitability and positive cash flow on a sustained basis. We may not be able to generate these revenues, and we may never achieve profitability on a sustained basis in the future. In addition, there is no guarantee that our prioritization determinations regarding our R&D and clinical development programs, including the acceleration or discontinuation of certain programs and product candidates, will generate their expected benefits and/or meet investor expectations. Our prioritization decisions may also adversely affect other internal programs and initiatives as well as our ability to recruit and retain skilled and motivated personnel. Our failure to maintain or increase profitability on a sustained basis could negatively impact the market price of our common stock.
*Our customers are concentrated and therefore the loss of a significant customer may harm our business.
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 93% of our total product sales for the six months ended June 30, 2024 and approximately 97% of our accounts receivable balance as of June 30, 2024. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.

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
•the impact of pandemics (such as the COVID-19 pandemic) or epidemics on our business; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
We intend to seek additional funding through strategic alliances and may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any debt financings may involve operating covenants that restrict our business.
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
Regulatory approvals for any of our product candidates, including crinecerfont, may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For INGREZZA, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GCPs for any clinical trials that we conduct post-approval. In addition, advertising and promotional materials for approved products must comply with FDA regulations and those of foreign regulatory authorities and may be subject to other potentially applicable federal and state laws.

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
•adverse inspection findings, enforcement actions, or other activities that temporarily delay manufacture and distribution of our products;
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, negatively affected the stock market and investor sentiment and resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $99 per share to approximately $150 per share.
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
For example, in August 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA, which, among other things: (1) directs the Secretary of the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and beginning in 2025, eliminates the “donut hole” under the Medicare Part D program and creates a new, permanent cap on beneficiary out-of-pocket spending, in addition to a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and updated and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively beginning in 2023. On August 29, 2023, HHS announced the list of the first 10 drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently uncertain how the IRA will be implemented over time; however, it is likely to have a significant impact on the pharmaceutical industry and prescription drug pricing.

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
Our designation as a “specified small manufacturer” under the new Medicare Part D manufacturer discount program and our expected qualification under the small biotech exception for purposes of the Medicare drug price negotiation program are subject to various requirements and there is no assurance that we will continue to qualify for these exemptions in the future. The loss or potential loss of these exemptions, including as a result of a third party acquiring us, could have an adverse impact on our business.
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
Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals, including our speaker programs and other arrangements have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices, business practices of our vendors or consultants, or a rogue employee’s activities, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. For example, we maintain a patient assistance program to help eligible patients afford our products. These and other types of programs have become the subject of governmental scrutiny, and numerous organizations, including pharmaceutical manufacturers, have been subject to litigation, enforcement actions and settlements related to their patient assistance programs. If our operations or activities or those of our vendors are found to be in violation of any of the laws described above or any other applicable governmental regulations, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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

*If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.
In addition to any patent protection, we rely on forms of regulatory exclusivity to protect our products such as orphan drug designation. A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Currently, this designation provides market exclusivity in the U.S. for seven years and EU for 10 years if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the product is clinically superior to the orphan product or a market shortage occurs.
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, litigation (including class claims), additional reporting requirements and/or oversight, bans on processing personal data, imprisonment of company officials, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, financial condition or results of operations.

Item 5. Other Information
During the period from April 1, 2024, to June 30, 2024, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
David Boyer	Adoption	6/14/2024	X		23,327	2/15/2025
Chief Corporate Affairs Officer
Kevin Gorman, Ph.D.	Adoption	6/14/2024	X		252,427	2/04/2026
Chief Executive Officer
William Rastetter, Ph.D.	Adoption	6/14/2024	X		30,000	5/27/2025
Director
______________
*     Intended to satisfy the affirmative defense of Rule 10b5-1(c)
**         Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
***    Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold is dependent on the satisfaction of certain conditions as set forth in the written plan and the satisfaction of applicable vesting conditions of equity awards.
In addition, our executive officers have entered into sell-to-cover arrangements adopted pursuant to Rule 10b5-1 authorizing the pre-arranged sale of shares to satisfy tax withholding obligations of the Company arising exclusively from the vesting of time-vesting or performance-vesting restricted stock units and the related issuance of shares. The amount of shares to be sold to satisfy the Company’s tax withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of Company shares. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the final vest date of the applicable time-vesting or performance-vesting restricted stock units and the officer’s termination of service.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2023

3.3	Description:	Certificate of Amendment of Bylaws
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 28, 2024

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

10.1+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated

10.2*	Description:	First Amendment to the Collaboration and License Agreement, effective April 3, 2024, between the Company and Voyager Therapeutics, Inc.

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
______________
+ Management contract or compensatory arrangement.
* Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: August 1, 2024	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)