Form 10-Q
period 2024-09-30
NEUROCRINE BIOSCIENCES INC
filed 2024-10-30
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 101,246,911 as of October 24, 2024.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$349.1	$251.1
Available-for-sale debt securities	878.9	780.5
Accounts receivable	481.1	439.3
Inventory	45.8	38.3
Other current assets	121.7	97.8
Total current assets	1,876.6	1,607.0
Deferred tax assets	454.4	362.6
Available-for-sale debt securities	643.9	687.5
Right-of-use assets	257.3	276.5
Equity investments	126.7	161.9
Property and equipment, net	80.0	70.8
Intangible assets, net	34.5	35.5
Other noncurrent assets	61.6	49.6
Total assets	$3,535.0	$3,251.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$392.7	$448.8
Convertible senior notes	—	170.1
Other current liabilities	37.0	35.9
Total current liabilities	429.7	654.8
Noncurrent operating lease liabilities	251.4	258.3
Other noncurrent liabilities	135.0	106.3
Total liabilities	816.1	1,019.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 101.2 and 98.7 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,623.2	2,382.0
Accumulated other comprehensive income	14.5	7.0
Retained earnings (accumulated deficit)	81.1	(157.1)
Total stockholders’ equity	2,718.9	2,232.0
Total liabilities and stockholders’ equity	$3,535.0	$3,251.4
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Revenues:
Net product sales	$616.6	$491.8	$1,709.4	$1,353.4
Collaboration revenues	5.5	7.0	18.2	18.5
Total revenues	622.1	498.8	1,727.6	1,371.9
Operating expenses:
Cost of revenues	8.0	11.2	24.7	31.2
Research and development	195.0	142.2	545.5	427.5
Acquired in-process research and development	1.0	—	9.5	143.9
Selling, general, and administrative	234.3	204.2	719.4	668.7
Total operating expenses	438.3	357.6	1,299.1	1,271.3
Operating income	183.8	141.2	428.5	100.6
Other income (expense):
Unrealized loss on equity investments	(16.9)	(40.1)	(35.2)	(0.6)
Charges associated with convertible senior notes	—	—	(138.4)	—
Investment income and other, net	23.4	14.5	68.5	33.9
Total other income (expense), net	6.5	(25.6)	(105.1)	33.3
Income before provision for income taxes	190.3	115.6	323.4	133.9
Provision for income taxes	60.5	32.5	85.2	31.9
Net income	$129.8	$83.1	$238.2	$102.0
Foreign currency translation adjustments, net of tax	2.9	(1.4)	2.5	0.7
Unrealized gain on available-for-sale debt securities, net of tax	9.1	0.8	5.0	5.5
Comprehensive income	$141.8	$82.5	$245.7	$108.2
Earnings per share:
Basic	$1.28	$0.85	$2.37	$1.05
Diluted	$1.24	$0.82	$2.29	$1.01
Weighted-average shares outstanding:
Basic	101.1	97.9	100.6	97.5
Diluted	104.3	101.1	104.0	100.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at June 30, 2024	100.9	$0.1	$2,555.3	$2.5	$(48.7)	$2,509.2
Net income	—	—	—	—	129.8	129.8
Other comprehensive income, net of tax	—	—	—	12.0	—	12.0
Stock-based compensation expense	—	—	41.5	—	—	41.5
Issuances of common stock under stock plans	0.3	—	26.4	—	—	26.4
Balance at September 30, 2024	101.2	$0.1	$2,623.2	$14.5	$81.1	$2,718.9

Balance at June 30, 2023	97.6	$0.1	$2,241.9	$(1.1)	$(387.9)	$1,853.0
Net income	—	—	—	—	83.1	83.1
Other comprehensive loss, net of tax	—	—	—	(0.6)	—	(0.6)
Stock-based compensation expense	—	—	47.8	—	—	47.8
Issuances of common stock under stock plans	0.6	—	18.8	—	—	18.8
Balance at September 30, 2023	98.2	$0.1	$2,308.5	$(1.7)	$(304.8)	$2,002.1

Balance at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	238.2	238.2
Other comprehensive income, net of tax	—	—	—	7.5	—	7.5
Stock-based compensation expense	—	—	129.1	—	—	129.1
Issuances of common stock under stock plans	2.5	—	112.1	—	—	112.1
Balance at September 30, 2024	101.2	$0.1	$2,623.2	$14.5	$81.1	$2,718.9

Balance at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net income	—	—	—	—	102.0	102.0
Other comprehensive income, net of tax	—	—	—	6.2	—	6.2
Stock-based compensation expense	—	—	156.2	—	—	156.2
Issuances of common stock under stock plans	1.7	—	29.9	—	—	29.9
Balance at September 30, 2023	98.2	$0.1	$2,308.5	$(1.7)	$(304.8)	$2,002.1
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities:
Net income	$238.2	$102.0
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	129.1	156.2
Charges associated with convertible senior notes	138.4	—
Impairment charges associated with leased properties	14.0	—
Depreciation	17.3	12.9
Accretion of discount on available-for-sale debt securities, net	(20.6)	(12.0)
Amortization of intangible assets	2.7	2.7
Changes in fair values of equity investments	35.2	0.6
Deferred income taxes	(91.8)	(77.3)
Other	3.9	(0.6)
Change in operating assets and liabilities:
Accounts receivable	(41.8)	(67.9)
Inventory	(7.5)	6.3
Accounts payable and accrued liabilities	(38.7)	147.3
Other assets and liabilities, net	(25.5)	(3.8)
Cash flows from operating activities	352.9	266.4

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(744.3)	(892.7)
Sales and maturities of available-for-sale debt securities	716.7	681.6
Purchases of equity investments	—	(31.3)
Capital expenditures	(30.9)	(22.9)
Cash flows from investing activities	(58.5)	(265.3)

Cash flows from financing activities:
Issuances of common stock under benefit plans	112.1	29.9
Payments to settle convertible senior notes	(308.8)	—
Cash flows from financing activities	(196.7)	29.9
Effect of exchange rate changes on cash and cash equivalents	0.3	—
Change in cash, cash equivalents and restricted cash	98.0	31.0
Cash, cash equivalents and restricted cash at beginning of period	259.1	270.7
Cash, cash equivalents and restricted cash at end of period	$357.1	$301.7

Supplemental disclosures:
Accrued capital expenditures	$0.8	$0.9
Right-of-use assets acquired through operating leases	$9.0	$1.8
Cash paid for interest	$1.6	$1.9
Cash paid for income taxes	$144.5	$5.0
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
2. Collaboration and License Agreements
Nxera Pharma UK Limited, or Nxera. In 2021, we entered into a collaboration and license agreement with Nxera (formerly Sosei Heptares) to develop and commercialize certain compounds containing sub-type selective muscarinic M1, M4, or dual M1/M4 receptor agonists, which we have the exclusive rights to develop, manufacture and commercialize worldwide, excluding in Japan, where Nxera retains the rights to develop, manufacture, and commercialize all compounds comprised of M1 receptor agonists, subject to certain exceptions. With respect to such rights retained by Nxera, we retain the rights to opt in to profit sharing arrangements, pursuant to which we and Nxera will equally share in the operating profits and losses for such compounds in Japan. Subject to specified conditions, we may elect to exercise such opt-in rights with respect to each such compound either before initiation of the first proof of concept Phase 2 clinical trial for such compound or following our receipt from Nxera of the top-line data from such clinical trial for such compound. We are responsible for all development, manufacturing, and commercialization costs of any collaboration product.

In connection with the successful completion of a long-term toxicity program for NBI-1117568 in April 2024, we paid Nxera a milestone of $15.0 million, which was expensed as research and development (R&D) in the second quarter of 2024. In connection with the successful completion of the Phase 2 clinical study for NBI-1117568 in August 2024, we paid Nxera a milestone of $35.0 million, which was expensed as R&D in the third quarter of 2024. We expect to advance NBI-1117568 into Phase 3 development in the first half of 2025, which would trigger a milestone of $15.0 million payable to Nxera upon initiation of the Phase 3 clinical study.
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
Takeda Pharmaceutical Company Limited, or Takeda. In 2020, we entered into an exclusive license agreement with Takeda, pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1070770, NBI-1065845, NBI-1065846 and three non-clinical stage compounds. In the third quarter of 2024, we provided Takeda with written notice of termination of the license agreement to develop and commercialize luvadaxistat and NBI-1065846. The termination is anticipated to be effective in April 2025.
NBI-1070770 and the three non-clinical stage compounds have each been designated as a royalty-bearing product. We are responsible for all manufacturing, development and commercialization costs of any royalty-bearing product.
NBI-1065845 is currently designated as a profit-share product, meaning we and Takeda will equally share in the operating profits and losses. Takeda retains the right to opt-out of the profit-sharing arrangement, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to NBI-1065845 and receive royalties on the future net sales of NBI-1065845 (in lieu of equally sharing in the operating profits and losses). Takeda may elect to exercise the opt-out right for NBI-1065845 immediately following the completion of a second Phase 2 clinical study for NBI-1065845, or, under certain circumstances related to the development and commercialization activities to be performed by us, before the initiation of a Phase 3 clinical study for NBI-1065845.
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
Idorsia Pharmaceuticals Ltd., or Idorsia. In 2020, we entered into a collaboration and license agreement with Idorsia, pursuant to which we acquired the exclusive rights to develop and commercialize NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy and other potential indications, including essential tremor. We are responsible for all manufacturing, development and commercialization costs of any collaboration product. In the fourth quarter of 2024, we provided Idorsia with written notice of termination of the license agreement to develop and commercialize NBI-827104. The termination is anticipated to be effective in January 2025.
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
In connection with the selection of a development candidate under the FA program pursuant to our collaboration with Voyager, we expensed a milestone of $5.0 million as R&D in the first quarter of 2024.
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
In connection with the selection of development candidates under the GBA1 program pursuant to our collaboration with Voyager, we expensed milestones of $3.0 million as R&D in both the second and third quarters of 2024.
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
AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $3.3 million and $4.2 million, respectively, for the third quarter of 2024 and 2023 and $9.8 million and $12.0 million, respectively, for the first nine months of 2024 and 2023.
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

3. Available-for-Sale Debt Securities
The following table presents a summary of available-for-sale debt securities, aggregated by major security type and contractual maturity.

		September 30, 2024				December 31, 2023
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$37.3	$—	$—	$37.3	$53.5	$—	$—	$53.5
Corporate debt securities	0 to 1 years	531.4	1.0	(0.1)	532.3	382.1	0.1	(1.0)	381.2
Securities of government-sponsored entities	0 to 1 years	308.7	0.6	—	309.3	346.1	0.2	(0.5)	345.8
		$877.4	$1.6	$(0.1)	$878.9	$781.7	$0.3	$(1.5)	$780.5

Corporate debt securities	1 to 3 years	$488.9	$6.2	$(0.1)	$495.0	$483.5	$2.9	$(0.4)	$486.0
Securities of government-sponsored entities	1 to 3 years	148.2	0.8	(0.1)	148.9	201.1	0.5	(0.1)	201.5
		$637.1	$7.0	$(0.2)	$643.9	$684.6	$3.4	$(0.5)	$687.5
Unrealized losses on available-for-sale debt securities were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of September 30, 2024 or December 31, 2023.
The following table presents available-for-sale debt securities that were in an unrealized loss position as of September 30, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$125.9	$(0.1)	$49.1	$(0.1)	$175.0	$(0.2)
Securities of government-sponsored entities	$84.8	$(0.1)	$—	$—	$84.8	$(0.1)
The following table presents available-for-sale debt securities that were in an unrealized loss position as of December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$265.1	$(0.4)	$183.8	$(1.0)	$448.9	$(1.4)
Securities of government-sponsored entities	$214.6	$(0.2)	$16.7	$(0.4)	$231.3	$(0.6)
Accrued interest receivables on available-for-sale debt securities totaled $13.5 million and $11.2 million, respectively, as of September 30, 2024 and December 31, 2023. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during the first nine months of 2024 or 2023.
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

The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	September 30, 2024			December 31, 2023
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$349.1	$349.1	$—	$251.1	$251.1	$—
Available-for-sale debt securities	1,522.8	—	1,522.8	1,468.0	—	1,468.0
Equity investments	126.7	126.7	—	161.9	161.9	—
	$1,998.6	$475.8	$1,522.8	$1,881.0	$413.0	$1,468.0
5. Other Balance Sheet Details
Inventory consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$23.7	$21.5
Work in process	10.6	9.7
Finished goods	11.5	12.3
	45.8	43.5
Less inventory reserves	—	(5.2)
Total inventory	$45.8	$38.3
Accounts payable and accrued liabilities consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Sales rebates and reserves	$138.9	$139.3
Accrued employee related costs	77.1	86.2
Current branded prescription drug fee	42.7	45.7
Accrued development costs	38.3	44.3
Accounts payable and other accrued liabilities	95.7	133.3
Total accounts payable and accrued liabilities	$392.7	$448.8
Other noncurrent liabilities consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Noncurrent income taxes payable	$134.9	$96.0
Other noncurrent liabilities	0.1	10.3
Total other noncurrent liabilities	$135.0	$106.3
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2024	September 30, 2023
Cash and cash equivalents	$349.1	$293.7
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$357.1	$301.7

6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill. Goodwill is included in other noncurrent assets in our condensed consolidated balance sheets.

(in millions)
Balance as of December 31, 2023	$5.8
Foreign currency translation adjustments	0.3
Balance as of September 30, 2024	$6.1
The following table presents information relating to our recognized intangible assets.

		September 30, 2024			December 31, 2023
(dollars in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights	10 years	$37.9	$7.3	$30.6	$35.9	$4.0	$31.9
Acquired IPR&D	Indefinite	$3.9	$—	3.9	$3.6	$—	3.6
Total intangible assets, net				$34.5			$35.5
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of September 30, 2024.

(in millions)
2024 (3 months remaining)	$0.9
2025	$3.8
2026	$3.8
2027	$3.8
2028	$3.8
Thereafter	$14.5
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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Nine Months Ended September 30,
(in millions, except weighted average data)	2024	2023
Operating lease cost	$27.9	$12.3
Sublease income	(1.3)	(0.3)
Net operating lease cost	$26.6	$12.0
Cash paid for amounts included in the measurement of operating lease liabilities	$24.0	$13.4

	September 30, 2024	September 30, 2023
Weighted average remaining lease term	10.3 years	7.2 years
Weighted average discount rate	5.0%	5.4%
Restricted cash related to letters of credit issued in lieu of cash security deposits	$7.8	$7.8

The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of September 30, 2024.

(in millions)	Operating Leases (1)	Sublease Income
2024 (3 months remaining)	$9.0	$(0.8)
2025	35.4	(3.5)
2026	34.9	(3.5)
2027	35.8	(3.5)
2028	36.6	(3.5)
Thereafter	220.4	(8.8)
Total operating lease payments (sublease income)	372.1	$(23.6)
Less accreted interest	85.9
Total operating lease liabilities	286.2
Less current operating lease liabilities included in other current liabilities	34.8
Noncurrent operating lease liabilities	$251.4
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
The construction of the campus facility is phased. The first phase of construction, consisting of two buildings relating to office space, was completed in December 2023 and resulted in the recognition of ROU assets and operating lease liabilities totaling $199.0 million and $189.8 million, respectively. The second phase of construction, consisting of two buildings relating to laboratory space, is scheduled for completion by the end of 2024.
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
The following table presents a summary of charges recognized in connection with the bifurcation of the conversion feature of the 2024 Notes and conversions of the 2024 Notes by holders during the first nine months of 2024.

(in millions)
Accretion of debt discount associated with derivative liability	$126.6
Change in fair value of derivative liability	9.6
Loss on extinguishment of convertible senior notes	2.2
Charges associated with convertible senior notes	$138.4
9. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income - basic and diluted	$129.8	$83.1	$238.2	$102.0
Weighted-average common shares outstanding:
Basic	101.1	97.9	100.6	97.5
Effect of dilutive securities	3.2	3.2	3.4	3.1
Diluted	104.3	101.1	104.0	100.6
Earnings per share:
Basic	$1.28	$0.85	$2.37	$1.05
Diluted	$1.24	$0.82	$2.29	$1.01

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	1.7	4.4	1.9	5.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2024.
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
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of tardive dyskinesia in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023. We estimate that tardive dyskinesia affects approximately 800,000 people in the U.S. and approximately 90% of the 40,0000 people in in the U.S. diagnosed with Huntington’s disease will develop chorea. Key elements of our commercial strategy include maximizing the opportunity in INGREZZA through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations and to lead the evolving understanding of VMAT2 biology and its role in disease. INGREZZA net product sales accounted for approximately 99% of our total net product sales for the first nine months of 2024.
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
Business Highlights
•Kevin Gorman, Ph.D., retired as Chief Executive Officer (CEO) effective October 11, 2024. Kyle Gano, Ph.D., formerly Neurocrine’s Chief Business Development and Strategy Officer, succeeded Dr. Gorman in the CEO role and also joined the Company’s Board of Directors at that time. Dr. Gorman will continue to serve on the Company’s Board.
•Received notification from the Centers for Medicare and Medicaid Services that INGREZZA qualified for the Specified Small Manufacturer Exception pertaining to the Part D redesign of the Inflation Reduction Act.
•Settled the convertible senior notes due May 15, 2024 (the 2024 Notes) in full in cash upon maturity.
•Deployed expanded INGREZZA psychiatry and long-term care sales teams to better serve patients by accelerating the number of people who are diagnosed and treated for tardive dyskinesia and chorea associated with Huntington's disease with INGREZZA.
•In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock, which we intend to execute by entering into an accelerated share repurchase transaction with a financial institution, subject to market conditions.
Pipeline Highlights
•Announced positive topline data for the Phase 2 study of NBI-1117568, a first-in-class, orally active, highly selective investigational M4 agonist, in development as a potential treatment for schizophrenia. The successful completion of the Phase 2 study triggered a $35.0 million milestone payment to Nxera Pharma UK Limited (Nxera) in the third quarter of 2024. We expect to advance NBI-1117568 into Phase 3 development in the first half of 2025, which would trigger an additional $15.0 million milestone payment to Nxera upon initiation of the Phase 3 study.

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
•Initiated Phase 2 study of NBI-1070770 in adults with MDD. NBI-1070770 is a novel, selective, and orally active, negative allosteric modulator (NAM) of the NR2B subunit-containing N-methyl-D-aspartate (NMDA NR2B) receptor.
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
•Presented KINECT®-HD2 interim data at the 2024 MDS International Congress of Parkinson’s Disease and Movement Disorders demonstrating robust and sustained improvements in chorea associated with Huntington’s disease through week 104 irrespective of antipsychotic use.
•Announced the ERUDITE™ Phase 2 study of luvadaxistat (NBI-1065844) in cognitive impairment associated with schizophrenia (CIAS) did not meet its primary endpoint. In addition, we provided Takeda Pharmaceutical Company Limited (Takeda) with written notice of termination of the license agreement to develop and commercialize luvadaxistat and NBI-1065846. The termination is anticipated to be effective in April 2025.
•Provided Idorsia Pharmaceuticals Ltd. with written notice of termination of the license agreement to develop and commercialize NBI-827104. The termination is anticipated to be effective in January 2025.
Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Revenues
Net Product Sales by Sales Product.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
INGREZZA	$612.9	$485.7	$1,698.4	$1,335.8
Other	3.7	6.1	11.0	17.6
Total net product sales	$616.6	$491.8	$1,709.4	$1,353.4
Compared with the comparable period last year, the increase in total net product sales for the first nine months of 2024 primarily reflected increased INGREZZA net product sales driven by strong underlying patient demand and improved gross-to-net dynamics.

Collaboration Revenues by Category.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Royalty revenue	$4.6	$5.6	$13.5	$14.6
Other	0.9	1.4	4.7	3.9
Total collaboration revenues	$5.5	$7.0	$18.2	$18.5
Total collaboration revenues for all periods presented primarily reflected royalty revenue earned on AbbVie net sales of elagolix and MTPC net sales of DYSVAL.
Operating Expenses
Cost of Revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of revenues	$8.0	$11.2	$24.7	$31.2
Compared with the comparable period last year, the decrease in cost of revenues for the first nine months of 2024 primarily reflected the impact of decreased ONGENTYS® (opicapone) net product sales and lower ONGENTYS inventory reserves in connection with the termination of our license agreement with BIAL, which became effective in December 2023, partially offset by the impact of increased INGREZZA net product sales.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Late stage	$21.6	$24.2	$68.9	$82.2
Early stage	19.2	25.4	77.6	77.9
Research and discovery	42.1	28.4	103.9	74.9
Milestone	38.8	0.3	71.4	0.3
Payroll and benefits	55.4	52.2	167.9	157.4
Facilities and other	17.9	11.7	55.8	34.8
Total research and development	$195.0	$142.2	$545.5	$427.5
Late Stage. Consists of expenses incurred for product candidates in Phase II registrational studies and all subsequent activities.
Compared with the comparable period last year, the decrease in late-stage expenses for the first nine months of 2024 primarily reflected the successful completion of the Phase 3 programs for crinecerfont in CAH in the third quarter of 2023 and lower spend on certain of our late-stage VMAT2 programs.
Early Stage. Consists of expenses incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase II non-registrational studies.
Compared with the comparable period last year, the decrease in early-stage expenses for the first nine months of 2024 primarily reflected lower spend on early stage programs in epilepsy, offset by increased investment in our muscarinic programs and advancing Phase 2 programs in psychiatry.

Research and Discovery. Consists of expenses incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, the increase in research and discovery expenses for the first nine months of 2024 primarily reflected increased investment in preclinical development programs, including our gene therapy programs.
Milestone. Consists of milestone expenses incurred in connection with our collaborative arrangements.
Compared with the comparable period last year, the increase in milestone expenses for the first nine months of 2024 primarily reflected expense recognized in connection with development milestones achieved under our collaborations with Nxera, Takeda, and Voyager Therapeutics, Inc. (Voyager).
Payroll and Benefits. Consists of costs incurred for salaries and wages, payroll taxes, benefits, and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued and timing of expense recognition related to performance-based restricted stock units, which is generally recognized ratably over the expected performance period once the predefined performance-based criteria for vesting becomes probable.
Compared with the comparable period last year, the increase in payroll and benefits expenses for the first nine months of 2024 primarily reflected higher headcount, partially offset by decreased non-cash stock-based compensation expense driven by a charge related to a change in equity grant agreement terms in the second quarter of 2023.
Facilities and Other. Consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
Compared with the comparable period last year, the increase in facilities and other expenses for the first nine months of 2024 primarily reflected increased rent expense related to our new campus facility.
Acquired In-Process Research and Development, or IPR&D.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Acquired in-process research and development	$1.0	$—	$9.5	$143.9
Compared with the comparable period last year, the decrease in IPR&D expense for the first nine months of 2024 reflected lower payments for upfront fees in connection with our collaborations. In the first nine months of 2023, we recognized $143.9 million of IPR&D expense in connection with payment of the upfront fee pursuant to the expansion of our collaboration with Voyager.
Selling, General, and Administrative, or SG&A.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Selling, general, and administrative	$234.3	$204.2	$719.4	$668.7
Compared with the comparable period last year, the increase in SG&A expenses for the first nine months of 2024 primarily reflected continued investment in our commercial organization, including the recent expansion of our psychiatry and long-term care sales team in September 2024, pre-launch crinecerfont activities, increased facility expenses related to our new campus facility and impairment charges of $14.0 million associated with leased office space that has been vacated as we continue to occupy our new campus facility, partially offset by decreased non-cash stock-based compensation expense driven by a charge related to a change in equity grant agreement terms in the second quarter of 2023.

Other Income (Expense), Net.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Unrealized loss on equity investments	(16.9)	(40.1)	(35.2)	(0.6)
Charges associated with convertible senior notes	—	—	(138.4)	—
Investment income and other, net	23.4	14.5	68.5	33.9
Total other income (expense), net	$6.5	$(25.6)	$(105.1)	$33.3
Compared with the comparable period last year, the increase in total other expense, net, for the first nine months of 2024 primarily reflected $138.4 million of expense recognized in connection with conversions of the 2024 Notes upon maturity in May 2024 and periodic fluctuations in the fair values of our equity investments, partially offset by increased interest income on our debt security investments.
Provision for Income Taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Provision for income taxes	$60.5	$32.5	$85.2	$31.9
The effective tax rate for the third quarter and first nine months of 2024 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses including debt extinguishment, excess tax benefits related to stock-based compensation, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable periods last year, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, the impact of changes in the state effective rate, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.
Net Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$129.8	$83.1	$238.2	$102.0
Compared with the comparable period last year, the increase in net income for the first nine months of 2024 primarily reflected increased INGREZZA net product sales, increased interest income on our debt security investments, and lower total payments for upfront fees and development milestones achieved in connection with our collaborations, partially offset by $138.4 million of expense recognized in connection with conversions of the 2024 Notes upon maturity in May 2024, periodic fluctuations in the fair values of our equity investments, and continued investment in our commercial organization, including pre-launch crinecerfont activities, and expanded pre-clinical and clinical portfolio.

Liquidity and Capital Resources
Sources of Liquidity
We believe that our existing capital resources, funds generated by anticipated INGREZZA net product sales, and investment income will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs or commercialization activities as planned. We may seek to access the public or private equity markets whenever conditions are favorable or pursue opportunities to obtain debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. However, we cannot provide assurance that adequate funding will be available on terms acceptable to us, if at all.
Information Regarding Our Financial Condition.

(in millions)	September 30, 2024	December 31, 2023
Total cash, cash equivalents, and marketable securities	$1,871.9	$1,719.1
Working Capital:
Total current assets	$1,876.6	$1,607.0
Less total current liabilities	429.7	654.8
Total working capital	$1,446.9	$952.2
Information Regarding Our Cash Flows.

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities	$352.9	$266.4
Cash flows from investing activities	(58.5)	(265.3)
Cash flows from financing activities	(196.7)	29.9
Effect of exchange rate changes on cash and cash equivalents	0.3	—
Change in cash, cash equivalents, and restricted cash	$98.0	$31.0
Cash Flows from Operating Activities. Compared with the comparable period last year, the change in cash flows from operating activities primarily reflected increased INGREZZA net product sales and lower total payments for upfront fees and development milestones achieved in connection with our collaborations, partially offset by increased cash paid for income taxes and increased investment in our expanded pre-clinical and clinical portfolio.
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
The construction of the campus facility is phased. The first phase of construction, consisting of two buildings relating to office space, was completed in December 2023. The second phase of construction, consisting of two buildings relating to laboratory space, is scheduled for completion by the end of 2024. As we continue to occupy our new campus facility, we will sublease certain of our existing leased premises when we determine there is excess leased capacity.
Refer to Note 7 to the condensed consolidated financial statements for more information on our leases, including a presentation of our approximate future minimum lease payments under non-cancelable operating leases.
Share Repurchase Program. In addition to the foregoing future capital requirements, in October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock, which we intend to execute by entering into an accelerated share repurchase transaction with a financial institution, subject to market conditions.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on September 30, 2024, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2024, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended March 31, 2024, we implemented a new company-wide enterprise resource planning (ERP) system. As part of the system implementation, we assessed the impact to the control environment and modified internal controls where necessary. There were no other significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA or any of our other products or product candidates, could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, crinecerfont or any of our other products or product candidates.
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
Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities since the launch of INGREZZA, including the recent expansion of our psychiatry and long-term care sales teams in September 2024. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA or any of our other products, or any product candidate approved by the FDA, or equivalent foreign authorities, in the future.
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
We are commercializing and performing research on or developing products for the treatment of several disorders, including tardive dyskinesia, chorea associated with Huntington's disease, uterine fibroids, endometriosis, classic congenital adrenal hyperplasia, pain, Parkinson’s disease, schizophrenia, epilepsy, and other neurology, neuroendocrinology, and neuropsychiatry-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.
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
•Our investigational treatments for potential use in schizophrenia and depression may in the future compete with several development-stage programs being pursued by other companies. In addition, there are a number of different anti-psychotic and anti-depressant medications currently used in these patient populations.
•Our investigational treatments for potential use in epilepsy may in the future compete with numerous approved anti-seizure medications and development-stage programs being pursued by several other companies. There are currently no FDA-approved treatments specifically indicated for the early infantile epileptic encephalopathy SCN8A-DEE.
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
*Our clinical trials may be delayed for safety or other reasons, or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
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
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters, public health pandemics or epidemics, trade restrictions or other business interruptions, including, for example, the conflict between Russia and Ukraine, the conflict in the Middle East, and the potential impact of the proposed BIOSECURE Act; and
•regulatory requirements may change.
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. For example, the conflict between Russia and Ukraine, together with sanctions imposed on Russia, caused us to suspend all planned clinical trial activities in Russia and Ukraine. As a result, our planned clinical development timelines for valbenazine were significantly delayed while we identified and operationalized alternative clinical trial sites, which we have now done. Geopolitical tensions could also affect our ability to obtain supplies of our investigational products, which could cause delays or otherwise disrupt our clinical trials and research and development efforts. Some of our suppliers are located in China, exposing us to the possibility of supply disruption in the event of changes to the laws, rules, regulations, and policies of the governments of the U.S. or China. For example, the BIOSECURE Act, which recently passed in the House of Representatives and is now with the Senate, targets certain Chinese biotechnology companies. If this bill becomes law, or similar laws are passed, these regulations would have the potential to restrict our ability to contract with certain Chinese biotechnology companies. Such restrictions could cause delays or have other adverse effects on the development of certain of our research programs.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Our additional collaborators include Idorsia Pharmaceuticals Ltd., Nxera Pharma UK Limited (formerly Sosei Heptares), Takeda Pharmaceutical Company Limited, Voyager Therapeutics, Inc., and Xenon Pharmaceuticals, Inc.
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
As of September 30, 2024, we had approximately 1,700 full-time employees. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates. For example, we recently implemented a new company-wide enterprise resource planning (ERP) system to streamline certain existing business, operational, and financial processes. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any disruptions, delays, or deficiencies in the implementation or design of the ERP system could adversely affect the effectiveness of our internal control over financial reporting or our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.

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
On October 11, 2024, Kevin Gorman, Ph.D., retired as the Company's President and Chief Executive Officer and Kyle Gano, Ph.D., formerly our Chief Business Development and Strategy Officer, succeeded Dr. Gorman in the CEO role. Dr. Gano also joined our Board of Directors effective as of October 11, 2024. Dr. Gorman founded Neurocrine in 1992 and has held numerous positions across the Company, including Chief Operating Officer, Chief Business Officer, and Senior Vice President of Business Development, before being appointed CEO in 2008. Dr. Gano was appointed Neurocrine’s Chief Business Development Officer in 2011, and Chief Business Development and Strategy Officer in 2020, and is responsible for all of Neurocrine’s business and corporate development activities. Our Board of Directors worked closely with Dr. Gorman on succession planning and believes Dr. Gano and the senior leadership team are well-positioned to continue to execute our strategy. Although Dr. Gorman will continue to serve on our Board of Directors and provide strategic direction to the Company, this leadership transition may be viewed negatively by investors, our strategic partners, or other stakeholders. Further, if the transition is not managed effectively it could disrupt our operations and impact our financial condition and results.

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
*We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA or any of our other products or product candidates, could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, crinecerfont or any of our other products or product candidates.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by man-made or natural disasters, pandemics or epidemics, or other business interruptions. We depend on a limited number of suppliers for the production (including API) of INGREZZA, crinecerfont and our other product candidates and for the packaging of INGREZZA. If our third-party suppliers for INGREZZA, crinecerfont or any of our other product candidates encounter these or any other manufacturing, quality or compliance difficulties, our ability to successfully develop or commercialize INGREZZA, crinecerfont or any of our other product candidates could be materially and adversely affected.

In addition, if our suppliers fail or refuse to supply us with INGREZZA, crinecerfont or any of our other product candidates, or their APIs for any reason, or terminate our supply agreements or do not perform as agreed, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar foreign regulatory authorities must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the API or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or if a new supplier is unable to meet FDA or a similar foreign regulatory authority’s requirements for approval, there could be a shortage of INGREZZA, crinecerfont or any of our other product candidates, which could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, crinecerfont or any of our other product candidates.
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
We received FDA approval for INGREZZA for tardive dyskinesia in April 2017 and for chorea associated with Huntington's disease in August 2023. Our partner AbbVie received FDA approval for ORILISSA for endometriosis in July 2018 and for ORIAHNN for uterine fibroids in May 2020. Additionally, our partner MTPC received Japanese Ministry of Health, Labour, and Welfare approval for DYSVAL for the treatment of tardive dyskinesia in March 2022. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or are successful in developing and commercializing any of our other product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors, and all of our product sales of INGREZZA are to these customers. Four of these customers represented approximately 93% of our total product sales for the nine months ended September 30, 2024 and approximately 98% of our accounts receivable balance as of September 30, 2024. If any of these significant customers becomes subject to bankruptcy, is unable to pay us for our products or is acquired by a company that wants to terminate the relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.

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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The COVID-19 pandemic, for example, negatively affected the stock market and investor sentiment and resulted in significant volatility, as has the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $104 per share to approximately $158 per share.
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
•any trading activity in our share repurchase program;
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
*There can be no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that any share repurchases will enhance long-term stockholder value.
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock, which we intend to execute by entering into an accelerated share repurchase transaction with a financial institution, subject to market conditions. We can provide no assurance with respect to the number of shares of our common stock repurchased under the share repurchase program or that any share repurchases will enhance long-term stockholder value, and it may not prove to be the best use of our cash. The program could affect the trading price of our stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our stock. In addition, this program will reduce our cash reserves.
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
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

10.1+	Description:	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended

10.2+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated

10.3+	Description:	Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: October 30, 2024	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)