Form 10-K
period 2024-12-31
NEUROCRINE BIOSCIENCES INC
filed 2025-02-10
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission file number 0-22705
NEUROCRINE BIOSCIENCES, INC.
(Exact name of registrant as specified in its charter)

Delaware			33-0525145
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

6027 Edgewood Bend Court,	San Diego,	California	92130
(Address of principal executive offices)			(Zip Code)
(858) 617-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	NBIX	Nasdaq Global Select Market
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☑    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☑
The aggregate market value of registrant’s common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was $10.5 billion.
As of February 5, 2025, 99,703,527 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to the registrant’s annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days following the end of the registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Form 10-K.

NEUROCRINE, the NEUROCRINE BIOSCIENCES Logo, YOU DESERVE BRAVE SCIENCE, INGREZZA, the INGREZZA Logo, CRENESSITY, the CRENESSITY Logo, and other Neurocrine Biosciences trademarks are the property of Neurocrine Biosciences, Inc. ALKINDI, EFMODY, and other Neurocrine UK Limited trademarks are the property of Neurocrine UK Limited, a Neurocrine Biosciences company. Any other brand names or trademarks appearing in this Annual Report that are not the property of Neurocrine Biosciences, Inc. are the property of their respective holders.

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

Item 1. Business
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neuropsychiatric, neurological, and neuroendocrine disorders.
Our portfolio of products includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia, chorea associated with Huntington's disease, classic congenital adrenal hyperplasia (CAH), and endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie). In addition, we have a diversified portfolio of multiple compounds in mid- to late-phase development across our core therapeutic areas and an expanding early-phase pipeline that includes a range of modalities including small molecules, peptides, proteins, antibodies, and gene therapy.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of tardive dyskinesia in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023 and launched CRENESSITYTM (crinecerfont) in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
We estimate that tardive dyskinesia affects approximately 800,000 people in the U.S., that approximately 90% of the 40,000 people in the U.S. affected by Huntington’s disease will develop chorea, and that CAH affects approximately 30,000 people in the U.S. Key elements of our commercial strategy include maximizing the opportunities in INGREZZA and CRENESSITY through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations, and to lead the evolving understanding of VMAT2 biology and its role in disease. INGREZZA net product sales totaled $2.3 billion for 2024, $1.8 billion for 2023, and $1.4 billion for 2022 and accounted for substantially all of our total net product sales during each of these years.
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

Commercial Products

Product	Indication	Major Markets

	Tardive Dyskinesia	U.S., Japan, Select Asian Markets (1)
Chorea Associated with Huntington’s Disease

	Classic Congenital Adrenal Hyperplasia	U.S.

	Endometriosis	U.S. (4)

	Uterine Fibroids	U.S. (4)

	Adrenal Insufficiency	U.S., United Kingdom, EU4 (2) (3)

	Classic Congenital Adrenal Hyperplasia	United Kingdom, EU4 (3)

(1) INGREZZA is marketed as DYSVAL® (valbenazine) in Japan and REMLEAS® (valbenazine) in other select Asian markets, where MTPC retains commercialization rights.
(2) ALKINDI is marketed as ALKINDI SPRINKLE® (hydrocortisone) in the U.S., where Eton Pharmaceuticals, Inc. retains commercialization rights.
(3) The EU4 market is made up of the following countries: Germany, France, Italy, and Spain.
(4) AbbVie retains global commercialization rights to elagolix.
Commercial Operations
Our specialty sales force consists of approximately 600 experienced sales professionals located in the U.S. and is divided into four dedicated sales teams focused on psychiatry, neurology, long-term care, and rare diseases.
We sell INGREZZA in the U.S. principally to a limited network of specialty pharmacy providers, wholesale distributors, and specialty distributors. In addition, we sell CRENESSITY in the U.S. to a specialty pharmacy provider.
Manufacturing and Supply
We currently rely on, and intend to continue to rely on, third-party manufacturers for the production of INGREZZA, CRENESSITY, and our product candidates. Raw materials, active pharmaceutical ingredients (API), and other supplies required for the production of INGREZZA, CRENESSITY, and our product candidates are sourced from various third-party manufacturers and suppliers in quantities adequate to meet our needs. Continuing adequate supply of such raw materials and API is assured through long-term commercial supply and manufacturing agreements with multiple manufacturers and a continued focus on the expansion and diversification of our third-party manufacturing relationships.
We believe our outsourced manufacturing strategy enables us to direct our financial resources to the maximization of our opportunity with INGREZZA and CRENESSITY, investment in our internal research and development programs, and expansion of our clinical pipeline through business development opportunities.
Our third-party manufacturers, suppliers and service providers may be subject to routine current Good Manufacturing Practice (cGMP) inspections by the FDA or comparable agencies in other jurisdictions. We depend on our third-party partners and our quality system oversight of them for continued compliance with cGMP requirements and applicable foreign standards.

Clinical Development Programs
The following chart summarizes our clinical development programs
_________________________
Small Molecule
* Initiating Phase 1 clinical study in the first quarter of 2025
Neuropsychiatry
Valbenazine
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
We have ongoing the JourneyTM study, a Phase 3 randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety, and tolerability of valbenazine when administered orally once daily as adjunctive treatment in adolescents and adults with schizophrenia who have had an inadequate response to antipsychotics. Schizophrenia is a serious and complex syndrome with heterogeneous symptoms. The World Health Organization estimates that the disorder impacts more than 20 million people worldwide. Annual associated costs for schizophrenia are estimated to be more than $150 billion in the U.S. As one of the leading causes of disability worldwide, it often results in significant emotional and functional burden for those who experience symptoms, as well as their family and friends. This chronic and disabling mental health condition is thought to result from a complex interplay of genetic and environmental risk factors. Traditional treatment approaches for schizophrenia rely on the use of antipsychotic medications that can lead to considerable short- and long-term health impacts.
Osavampator (formerly NBI-1065845)
Osavampator is a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM) in development for patients with inadequate response to treatment of major depressive disorder. We originally acquired the global rights to osavampator in June 2020 as a 50:50 profit-share product from Takeda. In January 2025, we agreed with Takeda to convert from sharing operating profits and losses with respect to the development and commercialization of osavampator to a royalty-bearing license. Pursuant to the license, we have exclusive rights to develop and commercialize osavampator for all indications in all territories worldwide, excluding Japan.

In April 2024, we announced positive top-line data from the Phase 2 SAVITRI™ study of osavampator in adults with major depressive disorder. The Phase 2 dose-finding study met its primary and key secondary endpoints, demonstrating that once-daily, oral administration of NBI-1065845 produced a statistically significant change from baseline in the Montgomery-Åsberg Depression Rating Scale (MADRS) total score at both Day 28 (primary, p=0.0159) and Day 56 (secondary, p=0.0016).
We have an ongoing Phase 3, randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy and safety of osavampator in adults with major depressive disorder. Major depressive disorder is a mental health disorder characterized by a persistently depressed mood, loss of interest, lack of enjoyment in daily activities, poor concentration, and decreased energy. Major depressive disorder is one of the leading causes of disability. Approximately 21 million people in the U.S. live with major depressive disorder. It is estimated that roughly one-third of people living with major depressive disorder do not respond to available antidepressants.
NBI-1117568
NBI-1117568 is a first-in-class, orally active, highly selective investigational M4 agonist in development as a potential treatment for schizophrenia. As a selective M4 orthosteric agonist, NBI-1117568 offers the potential for a novel mechanism with an improved safety profile without the need of combination therapy to minimize off-target pharmacology-related side effects, while also not being dependent on the presence of acetylcholine for efficacy. Muscarinic receptors are central to brain function and validated as drug targets in psychosis and cognitive disorders. We acquired the global rights to NBI-1117568, excluding in Japan, from Nxera in 2021.
In August 2024, we announced positive top-line data from the Phase 2 clinical study of NBI-1117568 in adults with schizophrenia. The Phase 2 dose-finding study met its primary endpoint for the once-daily 20 mg dose, demonstrating a clinically meaningful and statistically significant reduction from baseline in the Positive and Negative Syndrome Scale (PANSS) total score at Week 6 (p=0.011 and effect size of 0.61). The once-daily 20 mg dose also demonstrated statistically significant improvement for additional endpoints, including improvement in the Clinical Global Impression of Severity (CGI-S) scale, Marder Factor Score – Positive Symptom Change, and Marder Factor Score - Negative Symptom Change. We expect to advance NBI-1117568 into Phase 3 development in the first half of 2025.
NBI-1070770
NBI-1070770 is a novel, selective, and orally active, negative allosteric modulator (NAM) of the NR2B subunit-containing N-methyl-D-aspartate (NMDA NR2B) receptor in development as a potential treatment for major depressive disorder. We acquired the global rights to NBI-1070770 from Takeda in 2020.
We have an ongoing Phase 2, multi-center, randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety, and tolerability of NBI-1070770 in adults with major depressive disorder.
Other Early-Stage Neuropsychiatry Programs
We have ongoing Phase 1 first-in-human clinical studies to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of investigational compounds NBI-1117570, NBI-1117567, NBI-1117569, and NBI-1065890 in healthy adult participants.
NBI-1117570, NBI-1117567 (M1 preferring), and NBI-1117569 (M4 preferring) are investigational, oral, muscarinic M1/M4 agonists being developed for the potential treatment of certain neuropsychiatric and neurological conditions. We acquired the global rights NBI-1117570, NBI-1117567, and NBI-1117569 from Nxera in 2021.
NBI-1065890 is an investigational, oral, selective VMAT2 inhibitor for the potential treatment of certain neuropsychiatric and neurological conditions. NBI-1065890 was discovered and is being developed internally at Neurocrine Biosciences.

Neurology
Valbenazine
We have an ongoing Phase 3 randomized, double-blind, placebo-controlled clinical study to evaluate the efficacy, safety, and tolerability of valbenazine for the treatment of dyskinetic cerebral palsy in pediatrics and adults. Dyskinetic cerebral palsy is a non-progressive, permanent disorder marked by involuntary movement and is a result of damage to the fetal or infant brain’s basal ganglia. The basal ganglia are responsible for submitting messages to the body to help coordinate and control movements. When damaged, voluntary movements are compromised, resulting in involuntary and abnormal movements. It affects development and movement and has long term effects on patients’ quality of life. The long-term outlook for patients with dyskinetic cerebral palsy will depend upon the severity of the brain damage and how well the treatment works. Dyskinetic cerebral palsy affects up to 15% of the estimated 500,000 to 1 million people affected by cerebral palsy in the U.S.
NBI-1076986
NBI-1076986 is an investigational, oral, muscarinic M4 selective acetylcholine antagonist for the potential treatment of certain movement disorders. NBI-1076986 was discovered and is being developed internally at Neurocrine Biosciences.
We have an ongoing Phase 1 first-in-human clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of investigational compound NBI-1076986 in healthy adult participants.
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
Below is a description of the U.S. and ex-U.S. patents to INGREZZA and CRENESSITY:
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
•CRENESSITY, a CRF1 receptor antagonist approved in the U.S. for the treatment of CAH in adults and children, is covered by U.S. patents among other patents set to expire between 2035 and 2041 (not including any potential patent term extensions), and pending patent applications, which, if issued, could expire at least as late as 2045.
We also own, or have licensed rights to, patents covering our other products and earlier stage product candidates. In addition to the potential patent term extensions referenced above, the products and product candidates in our pipeline may be subject to additional terms of exclusivity that we may obtain by future patent issuances.

Separately, the U.S., the EU, and Japan each provide data and marketing exclusivity for new medicinal compounds. If this protection is available, no competitor may use the original applicant’s data as the basis of a generic marketing application during the period of data and marketing exclusivity, which is measured from the date of marketing approval by the FDA or corresponding foreign regulatory authority. This period of exclusivity is generally five years in the U.S., six years in Japan and eight years in the EU, with marketing exclusivity lasting an additional two years in the EU, except that for biologics, the period of exclusivity in the U.S. is 12 years under the Biologics Price Competition and Innovation Act. In addition, if granted orphan drug designation, certain of our product candidates, including, for example, crinecerfont, may also be eligible for marketing exclusivity in the U.S. for seven years and EU for 10 years.
Refer to Part I, Item 1A. Risk Factors for a discussion of the challenges we may face in obtaining or maintaining patent and/or trade secret protection and Note 15 to the consolidated financial statements for a description of our legal proceedings related to intellectual property matters.
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
•CRENESSITY competes with high dose corticosteroid monotherapy which is the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive adrenocorticotropic hormone levels for patients with CAH. In the U.S. alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development by other companies targeting CAH.
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
Most recently, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which, among other things, (1) directs the Secretary of the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, (2) redesigns the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability and (3) requires drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and eliminated the “donut hole” under the Medicare Part D program in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost to $2,000 through a newly established manufacturer discount program. These provisions took effect progressively starting in 2023. On August 15, 2024, HHS announced the negotiated prices of the first 10 drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of fifteen additional drugs covered under Part D for negotiation in 2025 (for initial price applicability year 2027). Certain high-expenditure Part B and Part D drugs/biologics will be selected for negotiation in 2026 (for initial price applicability year 2028) and annually thereafter. AUSTEDO and AUSTEDO XR, marketed by Teva Pharmaceuticals Industries, have been selected for the Medicare drug negotiation program in 2025 (for initial price applicability year 2027). If the negotiation program results in a decrease in the price of AUSTEDO or AUSTEDO XR, it may result in increased competitive pressure on INGREZZA. The overall impact of any potential negotiated priced reduction of AUSTEDO or AUSTEDO XR on INGREZZA revenues is inherently uncertain and difficult to predict.
While the Medicare drug negotiation program targets high-expenditure drugs/biologics that have been on the market for several years without generic or biosimilar competition, we were notified in January 2025 that INGREZZA qualifies for the small biotech exception, which provides an exemption from selection for price negotiation until 2027 (for initial price applicability year 2029, pursuant to which negotiated pricing would go into effect, if selected).

Additionally, on January 1, 2025, the Centers for Medicare & Medicaid Services (CMS) implemented those provisions of the IRA establishing a new Medicare Part D manufacturer discount program. Under this discount program and subject to certain exceptions, manufacturers must give a 10 percent discount on Part D program drugs in the initial coverage phase, and a 20 percent discount on Part D drugs when the beneficiary enters the catastrophic coverage phase (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000). However, the IRA allows the 10 and 20 percent discounts to be phased in over a multi-year period for “specified manufacturers” and “specified small manufacturers”. During this phase-in period, such manufacturers would pay a lower percentage discount on Medicare Part D program drugs. In April 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and will receive the discount phase-in discussed above for INGREZZA. INGREZZA is reimbursed under Medicare Part D, and increased discounts could impact INGREZZA revenues, while also having an industry-wide impact on the cost of other Part D program drugs such as AUSTEDO and AUSTEDO XR. The overall impact on INGREZZA revenues is inherently uncertain and difficult to predict and we are still evaluating the potential impact of this discount program and our designation as a “specified small manufacturer.”
Our designation as a “specified small manufacturer” under the new Medicare Part D manufacturer discount program and INGREZZA’s qualification for the small biotech exception for purposes of the Medicare drug price negotiation program are subject to various requirements and there is no assurance that we will continue to qualify for these exemptions in the future. The loss or potential loss of these exemptions, including as a result of a third party acquiring us, could have an adverse impact on our business.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to examine and/or control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the U.S. or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Further, certain states through legislation have created a state prescription drug affordability board (PDAB) to help control costs of drugs for that state. The functions of the PDABs vary by state, and may include among others, negotiating the price the state pays for certain drugs, recommending or setting upper limits on drug prices, performing drug affordability reviews, and advising state lawmakers on additional ways to reduce the state’s drug spending. It is possible that the actions taken by the PDABs may result in lower prices for certain drug products sold in their states.

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
We are currently unable to predict what other additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal legislation or any such additional legislation or regulation would have on our business, particularly in light of the recent U.S. Presidential and Congressional elections.
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
Clinical Trials in the EU
In the EU, the Clinical Trials Regulation (EU) No 536/2014 (CTR) entered into application on January 31, 2022 and became effective for all clinical trials on January 31, 2025, repealing and replacing the former Clinical Trials Directive 2001/20 (CTD). The regulation introduces a streamlined application procedure via a single entry point, the “EU portal”, the Clinical Trials Information System (CTIS); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts.
Marketing Authorizations
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
Orphan Designation and related Exclusivity in the EU
In the EU, Regulation (EC) No. 141/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than five in 10,000 persons in the EU when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.
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
Post-Authorization Obligations in the EU
Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

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
Brexit and the Regulatory Framework in the UK
The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (MHRA) is now the UK’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the EU. Northern Ireland continues to follow the EU regulatory rules.
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
Human Capital
Our Employees
We have grown to a team of approximately 1,800 employees as of December 31, 2024, primarily employed in the U.S. Our highly qualified and experienced team, which includes scientists, physicians, and professionals across sales, marketing, manufacturing, regulatory, finance, and other essential functions are critical to our success. We also leverage temporary workers to provide flexibility for our business needs. During 2024, we added more than 400 new employees to our team.
We expect to add additional employees in 2025 with a focus on expanding our research and development organization. We continually evaluate our business needs and opportunities and balance in-house with external expertise and capacity. Currently, we rely on third-party contract manufacturers.
Our Culture
The success of our human capital management investments is evidenced by our low employee turnover, a number which is regularly reviewed by our Board of Directors as part of their oversight of our human capital strategy. In recognition of our efforts, in 2024, we were ranked #7 in Fortune Best Workplaces in BiopharmaTM and named Company of the Year: Specialty Pharma/Biotech in the PM360 Trailblazer Awards.
Employee Engagement, Talent Development & Benefits
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

Diversity & Inclusion
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
Corporate Information
We were originally incorporated in California in January 1992 and reincorporated in Delaware in May 1996. Our principal executive offices are located at 6027 Edgewood Bend Court, San Diego, California 92130. Our telephone number is (858) 617-7600.
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
Summary Risk Factors
We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•We may not be able to continue to successfully commercialize INGREZZA or any of our product candidates if they are approved in the future.
•We may not be able to successfully launch CRENESSITY.
•If physicians and patients do not continue to accept INGREZZA or do not accept CRENESSITY, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
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
•We are transforming our research and development strategies to include the development of biologics, which requires substantial investment, including in personnel and facilities. We may encounter difficulties as we expand and may fail to successfully develop or commercialize our biologic product candidates, which could adversely affect our results of operations.

•If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, CRENESSITY, or any product candidate approved by the FDA in the future.
•Use of our approved products or those of our collaborators could be associated with side effects or adverse events.
•We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA, CRENESSITY, or our product candidates, could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates.
•We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, CRENESSITY, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products, conduct clinical trials and develop new products could be impaired and our costs may rise.
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
•We expect to increase our expenses for the foreseeable future, and we may not be able to sustain growth and profitability.
Risks Related to Our Company
We may not be able to continue to successfully commercialize INGREZZA or any of our product candidates if they are approved in the future.
We launched INGREZZA in the U.S. as the first FDA-approved drug for the treatment of tardive dyskinesia in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023. Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure and maintain adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure and distribution capabilities, including the recent expansion of our psychiatry and long-term care sales teams for INGREZZA in September 2024. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA or any product candidate approved by the FDA, or equivalent foreign authorities, in the future.

We may not be able to successfully launch CRENESSITY.
In December 2024, we announced FDA approval and launched CRENESSITY capsules and oral solution as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH. We have also established our commercial team and hired our U.S. sales force for CRENESSITY. The successful commercial launch of CRENESSITY depends on the extent to which patients and physicians accept and adopt CRENESSITY as a treatment for CAH, and we do not know whether our expectations or estimates in this regard, or those of investors or securities analysts, will be accurate. Physicians may not prescribe CRENESSITY and patients may be unwilling to use CRENESSITY. In addition, patients may be unwilling to use CRENESSITY if reimbursement is not provided or reimbursement is inadequate to cover a significant portion of the cost to the patient. CRENESSITY is a first-in-class therapy for children and adults with classic CAH and will therefore require us to expend substantial time and resources to educate physicians and other healthcare providers about the benefits of CRENESSITY. If we are unable to provide our sales force with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of CRENESSITY, our efforts to commercialize CRENESSITY may not be successful. Further, any negative publicity related to CRENESSITY, or negative development for CRENESSITY in our post-marketing commitments or in regulatory processes in other jurisdictions, may adversely impact the potential of CRENESSITY and our commercial results. If the commercialization of CRENESSITY and future sales are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.
If physicians and patients do not continue to accept INGREZZA or do not accept CRENESSITY, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
The commercial success of INGREZZA and CRENESSITY will depend upon the acceptance of these products as safe and effective by the medical community and patients.
The market acceptance of INGREZZA and CRENESSITY could be affected by a number of factors, including:
•the timing of receipt of marketing approvals for additional indications;
•the safety and efficacy of the products;
•the pricing of these products;
•the availability of healthcare payor coverage and adequate reimbursement for the products;
•public perception regarding of these products;
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

We are commercializing and performing research on or developing products for the treatment of several disorders, including tardive dyskinesia, chorea associated with Huntington's disease, classic congenital adrenal hyperplasia, uterine fibroids, endometriosis, pain, Parkinson’s disease, schizophrenia, epilepsy, and other neurology, neuroendocrinology, and neuropsychiatry-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.
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
•CRENESSITY competes with high dose corticosteroid monotherapy which is the current standard of care to both correct the endogenous cortisol deficiency as well as reduce the excessive adrenocorticotropic hormone levels for patients with CAH. In the U.S. alone, there are more than two dozen companies manufacturing steroid-based products. In addition, there are several programs in clinical development by other companies targeting CAH.
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
Our ability to continue to commercialize INGREZZA and successfully launch and commercialize CRENESSITY will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare and the price of prescription drugs through various means may impact our revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.

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
If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may be unable to successfully commercialize INGREZZA, CRENESSITY, or any of our product candidates for which we obtain marketing approval in the future. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition. Further, a majority of our current revenue is derived from federal healthcare program payors, including Medicare and Medicaid. Thus, changes in government reimbursement policies, government negotiation of the price of any of products, reductions in payments and/or our suspension or exclusion from participation in federal healthcare programs could have a material adverse effect on our business.
Further, the use of physician telehealth services has continued to increase, fueled by an unprecedented expansion of coverage and reimbursement for telehealth services across public and private insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for tardive dyskinesia or chorea associated with Huntington’s disease, leading to fewer patients being diagnosed and/or treated.

Outside the U.S., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. The EU provides options for EU Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product, it may refuse to reimburse a product at the price set by the manufacturer or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market.
To obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. The Health Technology Assessment (HTA) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States. If we are unable to obtain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
Legislators, policymakers, and payors may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere, including in the U.S.
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
Our clinical trials may be delayed for safety or other reasons, or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
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
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions or other business interruptions; and
•regulatory requirements may change.
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. Geopolitical tensions could also affect our ability to obtain supplies of our investigational products, which could cause delays or otherwise disrupt our clinical trials and research and development efforts. Some of our suppliers and research collaborators are located in China, exposing us to the possibility of supply disruption in the event of changes to the laws, rules, regulations, and policies of the governments of the U.S. or China. Any such changes to laws or the adoption of tariffs or other restrictions could impact our ability to contract with certain Chinese biotechnology companies, cause delays, or have other adverse effects on the development of certain of our research programs.
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
Since 2017, our number of full-time employees has grown from approximately 200 to 1,800 as of December 31, 2024. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates. For example, we implemented a new company-wide enterprise resource planning (ERP) system in 2024 to streamline certain existing business, operational, and financial processes. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design of the ERP system could adversely affect the effectiveness of our internal control over financial reporting or our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.
Our future financial performance and our ability to commercialize INGREZZA, CRENESSITY, or any of our product candidates that receive regulatory approval in the future, will partially depend on our ability to manage any future growth effectively. In particular, as we commercialize INGREZZA and CRENESSITY, we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
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
We are transforming our research and development strategies to include the development of biologics, which requires substantial investment, including in personnel and facilities. We may encounter difficulties as we expand and may fail to successfully develop or commercialize our biologic product candidates, which could adversely affect our results of operations.
We are transforming our research and development strategies to include the development of biologics, including peptides, antibodies and gene therapies. As a company, we do not have experience successfully developing and commercializing biologics and our current infrastructure may be inadequate to support the expected growth and transformation of processes, personnel, and technologies required for these new programs. We have hired employees with expertise in these modalities, but we will need to hire additional qualified personnel and expand our management, administrative, and manufacturing functions to support the research and development organization. If we are unable to identify, recruit and integrate additional employees with the requisite skills, or effectively manage our transformation activities, the development of our biologic product candidates may not be successful, or be delayed or paused indefinitely. Additionally, the manufacture of biologics is more complex than the manufacture of small molecule therapies. We may encounter delays in production and delivery of our biologic product candidates by our third-party manufacturers or other vendors, which would result in corresponding delays to our development and commercialization of such biologic candidates. In addition, the regulatory requirements in the United States and in other countries governing biologics are evolving and the FDA or comparable foreign regulatory authorities may change the requirements, or identify different regulatory pathways, for approval for any of our biologic candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our biologic candidates. We have made, and expect to continue making, substantial investments in our research and development personnel and facilities, as well in external innovation to support our expansion into the development of our biologics. If any of these risks occur and we fail to successfully develop or commercialize our biologic product candidates, we may not realize a return on our investments which could have an adverse effect on our results of operations and financial condition.

If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, CRENESSITY, or any product candidate approved by the FDA in the future.
We are highly dependent on the principal members of our management, commercial and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of INGREZZA, the launch of CRENESSITY, or the commercialization of any product candidate approved by the FDA in the future. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
On October 11, 2024, Kevin Gorman, Ph.D., retired as the Company's President and Chief Executive Officer and Kyle Gano, Ph.D., formerly our Chief Business Development and Strategy Officer, succeeded Dr. Gorman in the CEO role. Dr. Gano also joined our Board of Directors effective as of October 11, 2024. Dr. Gorman founded Neurocrine in 1992 and has held numerous positions across the Company, including Chief Operating Officer, Chief Business Officer, and Senior Vice President of Business Development, before being appointed CEO in 2008. Dr. Gano was appointed Neurocrine’s Chief Business Development Officer in 2011, and Chief Business Development and Strategy Officer in 2020, and is responsible for all of Neurocrine’s business and corporate development activities. Our Board of Directors worked closely with Dr. Gorman on succession planning and believes Dr. Gano and the senior leadership team are well-positioned to continue to execute our strategy. Although Dr. Gorman will continue to serve on our Board of Directors and provide strategic direction to the Company, this leadership transition may be viewed negatively by investors, our strategic partners, or other stakeholders. Further, if the transition is not managed effectively, it could disrupt our operations and impact our financial condition and results.
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

We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA, CRENESSITY, or our product candidates, could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, or other business interruptions. We depend on a limited number of suppliers for the production (including API) of INGREZZA, CRENESSITY and our product candidates and for the packaging of INGREZZA and CRENESSITY. If our third-party suppliers for INGREZZA, CRENESSITY, or any of our product candidates encounter these or any other manufacturing, quality or compliance difficulties, our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates could be materially and adversely affected.
In addition, if our suppliers fail or refuse to supply us with INGREZZA, CRENESSITY, or any of our product candidates, or their APIs for any reason, or terminate our supply agreements or do not perform as agreed, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar foreign regulatory authorities must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the API or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or if a new supplier is unable to meet FDA or a similar foreign regulatory authority’s requirements for approval, there could be a shortage of INGREZZA, CRENESSITY, or any of our product candidates, which could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates.
We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, CRENESSITY, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products, conduct clinical trials and develop new products could be impaired and our costs may rise.
We have in the past utilized, and intend to continue to utilize, third-party manufacturers to produce the drug compounds we use in our clinical trials and for the commercialization of our products. We have limited experience in manufacturing products for commercial purposes and do not currently have any manufacturing facilities. Establishing internal commercial manufacturing capabilities would require significant time and resources, and we may not be able to timely or successfully establish such capabilities. Consequently, we depend on, and will continue to depend on, several contract manufacturers for all production of products for development and commercial purposes, including INGREZZA and CRENESSITY. If we are unable to obtain or retain third-party manufacturers, we will not be able to develop or commercialize our products, including INGREZZA and CRENESSITY. The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA and equivalent foreign regulations, including current Good Manufacturing Practice regulations. Our third-party manufacturers might not comply with FDA or equivalent foreign regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:
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
Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of INGREZZA, CRENESSITY, or our future products and our ability to develop and deliver products on a timely and competitive basis.
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Some of our other collaborators include Nxera Pharma UK Limited (formerly Sosei Heptares), Takeda Pharmaceutical Company Limited, Voyager Therapeutics, Inc., and Xenon Pharmaceuticals, Inc.
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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors. Four of these customers represented approximately 93% of our total product sales for 2024 and approximately 98% of our accounts receivable balance as of December 31, 2024. In addition, CRENESSITY is distributed by one specialty pharmacy provider. If any of our significant customers becomes subject to bankruptcy, is unable to pay us for our products or wants to terminate their relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Also, we may need to enter into agreements with additional distributors or specialty pharmacy providers, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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
Our future capital requirements will depend on many factors, including:
•the commercial success of INGREZZA and CRENESSITY;
•the cost of commercialization activities and arrangements, including advertising campaigns;
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
•the cost of manufacturing our product candidates;
•the impact of pandemics or epidemics on our business; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
We may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have previously financed capital purchases and may continue to pursue opportunities to obtain debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any debt financings may involve operating covenants that restrict our business.
We expect to increase our expenses for the foreseeable future, and we may not be able to sustain growth and profitability.
We received FDA approval for INGREZZA for tardive dyskinesia in April 2017 and for chorea associated with Huntington's disease in August 2023. We received FDA approval for CRENESSITY capsules and oral solution as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH in December 2024. Our partner AbbVie received FDA approval for ORILISSA for endometriosis in July 2018 and for ORIAHNN for uterine fibroids in May 2020. Additionally, our partner MTPC received Japanese Ministry of Health, Labour, and Welfare approval for DYSVAL for the treatment of tardive dyskinesia in March 2022. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing INGREZZA, or are successful in commercializing CRENESSITY or any of our product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
•commercialize INGREZZA for tardive dyskinesia and chorea associated with Huntington's disease;
•commercially launch CRENESSITY as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH;
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
We are subject to ongoing obligations and continued regulatory review for INGREZZA and CRENESSITY. Additionally, our product candidates, if approved, could be subject to labeling and other post-marketing requirements and restrictions.
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For INGREZZA, CRENESSITY, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product is subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GCPs for any clinical trials that we conduct post-approval. In addition, advertising and promotional materials for approved products must comply with FDA regulations and those of foreign regulatory authorities and may be subject to other potentially applicable federal and state laws.
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
The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

If the market opportunities for our products and product candidates are smaller than we believe they are, our expected revenues may be adversely affected, and our business may suffer.
Certain of the diseases that INGREZZA, CRENESSITY, and our product candidates are being developed to address are in underserved and underdiagnosed populations. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for INGREZZA, CRENESSITY, and our product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.
Because our operating results may vary significantly in future periods, our stock price may decline.
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA and CRENESSITY, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the Inflation Reduction Act, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, disruptions caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, or other business interruptions. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period time, could cause our stock price to decline.
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act of 2017, the Coronavirus Aid, Relief, and Economic Security Act and the Inflation Reduction Act enacted many significant changes to the U.S. tax laws. Among other changes, the Tax Cuts and Jobs Act eliminated the option to deduct research and development expenses for tax purposes in the year incurred and requires taxpayers to capitalize and subsequently amortize such expenses over five years for research activities conducted in the U.S. and over 15 years for research activities conducted outside the U.S. If the requirement to amortize research and development expenditures is not repealed or otherwise modified, it will continue to have an adverse effect on our tax liability. Furthermore, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Two-Pillar” framework, which involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as Pillar One) and the imposition of a minimum effective corporate tax rate (referred to as Pillar Two). Certain countries in which we conduct business have enacted, or are in the process of enacting, core provisions of the Pillar Two rules. We continue to evaluate and assess the potential impact of these new rules, including on our effective tax rate, and our eligibility to qualify for transition and safe harbor. Any changes in tax laws, including any new tax legislation or initiatives, could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also have a material impact on the value of our deferred tax assets, result in significant one-time charges and ongoing compliance costs, and increase our future tax expense.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
We have a multinational tax structure and are subject to income tax in the U.S. and various foreign jurisdictions, including the United Kingdom and Switzerland. Our effective tax rate is influenced by many factors including changes in our operating structure, changes in the mix of our earnings among countries, our allocation of profits and losses among our subsidiaries, our intercompany transfer pricing agreements and rules relating to transfer pricing, our inability to secure or sustain acceptable agreements with tax authorities, the impact of stock-based compensation, the availability of U.S. research and development tax credits, the results of examinations and audits of our tax filings, changes in accounting for income taxes, and future changes in tax laws and regulations in the U.S. and foreign countries. Significant judgment is required in determining our tax liabilities including management’s judgment for uncertain tax positions. The Internal Revenue Service, other domestic taxing authorities, or foreign taxing authorities may disagree with our interpretation of tax laws as applied to our operations. Our reported effective tax rate and after-tax cash flows may be materially and adversely affected by tax assessments in excess of amounts accrued for our financial statements. This could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.
The price of our common stock is volatile.
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $111 per share to approximately $158 per share.
The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and CRENESSITY;
•failure of CRENESSITY to achieve commercial success;
•the results of our clinical trials;
•reports of safety issues related to INGREZZA or CRENESSITY;
•any delay in filing an IND, NDA, marketing authorization application (MAA), or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency's review of that IND, NDA, MAA, or other regulatory submission;
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
•any trading activity pursuant to a share repurchase program;
•comments by securities analysts;
•additions or departures of key personnel;

•fluctuations in our operating results;
•potential litigation matters;
•government and third-party payor coverage and reimbursement;
•failure of any of our product candidates to achieve commercial success even if approved;
•disruptions caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, or other business interruptions; and
•public concern as to the safety of our drugs.
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
There can be no assurance that any share repurchases will enhance long-term stockholder value.
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. We can provide no assurance that this or future share repurchases will enhance long-term stockholder value, and it may not prove to be the best use of our cash. If our Board of Directors authorizes any additional stock repurchase programs it could affect the trading price of our stock and increase volatility.
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
Risks Related to Our Industry
Enacted healthcare reform, drug pricing measures and other recent legislative initiatives, including the Inflation Reduction Act of 2022, could adversely affect our business.
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
For example, the Inflation Reduction Act of 2022, or the IRA, provides for, among other things: (1) the Secretary of the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) the redesign of the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and in 2025, eliminated the “donut hole” under the Medicare Part D program and creates a new, permanent cap on beneficiary out-of-pocket spending for Part D drugs, in addition to a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and updated and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively beginning in 2023. On August 15, 2024, HHS announced the negotiated prices of the first 10 drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of fifteen additional drugs covered under Part D for negotiation in 2025 (for initial price applicability year 2027). Certain high-expenditure Part B and Part D drugs/biologics will be selected for negotiation in 2026 (for initial price applicability year 2028) and annually thereafter. While the Medicare drug price negotiation program targets high-expenditure drugs/biologics that have been on the market for several years without generic or biosimilar competition, we were notified in January 2025 that INGREZZA qualifies for the small biotech exception, which provides an exemption from selection until 2027 (for initial price applicability year 2029, pursuant to which negotiated pricing would go into effect, if selected).
Additionally, on January 1, 2025, the Centers for Medicare & Medicaid Services (CMS) implemented those provisions of the IRA establishing a new Medicare Part D manufacturer discount program. Under this discount program and subject to certain exceptions, manufacturers must give a 10 percent discount on Part D program drugs in the initial coverage phase, and a 20 percent discount on Part D drugs when the beneficiary enters the catastrophic coverage phase (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000). However, the IRA allows the 10 and 20 percent discounts to be phased in over a multi-year period for “specified manufacturers” and “specified small manufacturers”. During this phase-in period, such manufacturers would pay a lower percentage discount on Medicare Part D program drugs. In April 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and will receive the discount phase-in discussed above for INGREZZA. INGREZZA is reimbursed under Medicare Part D, and increased discounts could impact INGREZZA revenues, while also having an industry-wide impact on the cost of other Part D program drugs such as AUSTEDO and AUSTEDO XR, marketed by Teva Pharmaceuticals Industries. The overall impact on INGREZZA revenues is inherently uncertain and difficult to predict and we are still evaluating the potential impact of this discount program and our designation as a “specified small manufacturer.”

Our designation as a “specified small manufacturer” under the new Medicare Part D manufacturer discount program and INGREZZA’s qualification for the small biotech exception for purposes of the Medicare drug price negotiation program are subject to various requirements and there is no assurance that we will continue to qualify for these exemptions in the future. The loss or potential loss of these exemptions, including as a result of a third party acquiring us, could have an adverse impact on our business.
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
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s SIP proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the U.S. or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Further, certain states through legislation have created a state PDAB to help control costs of drugs for that state. The functions of the PDABs vary by state, and may include among other things, recommending or setting upper limits on the price the state pays for certain drugs, performing drug affordability reviews, and advising state lawmakers on additional ways to reduce the state’s drug spending. It is possible that the actions taken by the PDABs may result in lower prices for certain drug products sold in their states.
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
We are currently unable to predict what other additional legislation or regulation, if any, relating to the healthcare industry may be enacted in the future or what effect recently enacted federal or equivalent foreign legislation or any such additional legislation or regulation would have on our business, particularly in light of the recent U.S. Presidential and Congressional elections. The pendency or approval of such proposals or reforms could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaboration agreements for the further development and commercialization of our programs and products.

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
Any sales of our product once commercialized outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Additionally, because of our U.S. and international operations, we are also subject to anti-corruption laws and regulations, in the United States and internationally, including but not limited the U.S. Foreign Corrupt Practices (FCPA), the U.K. Bribery Act 2010, and other applicable anti-bribery and corruption laws. Anti-corruption laws are interpreted broadly and prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Recent years have seen substantial increase in the global enforcement of anti-corruption laws. Our operations outside the United States could increase the risk of such violations. Our business is also heavily regulated and involves significant interaction with foreign officials. In many countries outside the U.S., independent clinical investigators conducting our clinical trials and prescribers of our products are employed by government entities, and purchasers themselves can be government entities. As such, our interactions with such investigators, prescribers and purchasers may be subject to regulation under the FCPA, as well as other similar under anti-corruption laws and/or regulations enacted by other countries. Failure to comply with these laws, where applicable, can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal and equivalent foreign healthcare programs, and additional reporting requirements and regulatory oversight, any of which could adversely affect our ability to operate our business and our results of operations.
We could face liability if a regulatory authority determines that we are promoting INGREZZA, CRENESSITY, or any of our product candidates that receives regulatory approval, for “off-label” uses.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies and technology systems and infrastructure of third parties upon whom we rely, including CROs and other vendors, to operate our business. In the ordinary course of our business, we and the third parties upon which we rely, collect, receive, store, process, generate, disclose, make accessible, protect, dispose of, transmit, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure.
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
Remote work has increased risks to our information technology systems and data, as certain of our employees work from home, utilizing network connections, computers and devices outside our premises, including at home, while in transit or in public locations.

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
Although to our knowledge we, or the third parties upon who we rely, have not experienced a security incident or disruption to date that is material to us, we and our vendors have been, either directly or indirectly, the target of cybersecurity incidents and expect them to continue. While we have implemented security measures designed to protect our data security and information technology systems, such measures may not prevent such events. Furthermore, while we have implemented certain redundancies designed to avoid interruptions to our operations, not all potential events can be anticipated and interruptions to our operations could lead to decreased productivity.
If we (or a third party upon whom we rely) experience a security incident, ransomware attack or are perceived to have experienced a security incident, we may experience material adverse consequences. Such material consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm (including but not limited to damage to our patient, partner, or employee relationships); monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data, loss of connectivity to our network or internet); financial loss (including decreased productivity resulting from interruptions in our operations); and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Applicable data privacy and security obligations may also require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

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
Changes in the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, including as a result of reaching the debt ceiling, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.

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
The use of any of our potential products in clinical trials, and the sale of any approved products, including INGREZZA and CRENESSITY, may expose us to liability claims. These claims might be made directly by consumers, healthcare providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for both our clinical trials as well as related to the sale of INGREZZA and CRENESSITY in amounts consistent with customary industry practices. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, including INGREZZA and CRENESSITY, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.
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
Laws regarding privacy, data protection, information security and the processing of personal data are becoming increasingly common in the U.S. at both the federal and state level. Additionally, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act of 2020 (collectively, CCPA), requires businesses to provide specific disclosures in privacy notices, and honor requests of California residents to exercise certain privacy rights. The CCPA allows for fines for noncompliance (up to $7,500 per intentional violation). Although some U.S. comprehensive privacy laws and the CCPA exempt some data processed in the context of clinical trials, these laws may increase compliance costs and potential liability with respect to other personal data we may maintain about California residents. Other states have also enacted data privacy laws and we expect more jurisdictions to pass similar laws in the future. These developments may further complicate compliance efforts, and may increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information.
Laws in Europe regarding privacy, data protection, information security and the processing of personal data have also been significantly reformed and continue to undergo reform. For example, the EU’s General Data Protection Regulation (EU GDPR) and the UK’s GDPR (UK GDPR) (collectively, GDPR) impose strict requirements for processing the personal data of individuals located, respectively, within the European Economic Area (EEA) and the UK, and the Swiss Federal Act on Data Protection similarly applies to the collection and processing of personal data, including health-related information, in Switzerland. The GDPR provides for enhanced data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; and implementing safeguards to protect the security and confidentiality of personal data. The GDPR impose substantial fines for breaches of data protection requirements. For example, under the GDPR, such fines can be up to four percent of global revenue or 20 million euros under the EU GDPR / 17.5 million pounds sterling under the UK GDPR, whichever is greater in either case, and also allow for private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as EU regulations governing clinical trial data and other healthcare data, could require us to change our business practices or lead to government enforcement actions, private litigation or significant penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, countries in the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries, whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If we cannot implement a valid compliance mechanism for cross-border personal data transfers or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the U.S. may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of their data localization and cross-border data transfer laws. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Our employees and personnel are permitted to use generative AI technologies to perform some of their work, and the disclosure and use of personal information data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and consumer lawsuits. Furthermore, any use of generative AI to develop our proprietary technology and compounds may also impact our ability to obtain or successfully defend certain intellectual property rights. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.
In addition to data privacy and security laws, we may contractually be subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies, marketing materials and other statements regarding data privacy and security. Regulators in the U.S. are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
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
Risk Management and Strategy
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
Governance
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
Item 2. Properties
The following table presents information on our leased facilities.

Location	Use	Square Feet		Expiration Date
Pacific Highlands Ranch in San Diego, California	Corporate Headquarters, Office and Laboratory	535,000		October 31, 2036
Carmel Valley in San Diego, California	Office and Laboratory	229,000	(1)	July 31, 2031
Carmel Valley in San Diego, California	Office	45,000	(2)	April 30, 2029
_________________________
(1) This property is associated with our former corporate headquarters. 73,000 square feet is subleased by multiple companies for general office space through the remaining term of the lease and we are actively marketing an additional 141,000 square feet for sublease.
(2) This property is associated with our former corporate headquarters. We are actively marketing this property for sublease.
Item 3. Legal Proceedings
For a description of our legal proceedings, refer to Note 15 to the consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the symbol “NBIX”.
As of February 5, 2025, there were 39 stockholders of record of our common stock. We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no unregistered sales of our equity securities during 2024.
Issuer Purchases of Equity Securities
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300.0 million of the Company’s common stock. Through the end of the fourth quarter of 2024, we have repurchased shares of the Company’s common stock having a value of $240.5 million under this program. The number of shares and average price paid per share for shares repurchased in each month of the fourth quarter of 2024 are set forth in the table below:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 2024	—	$—	—	$300,000,000
November 2024 (1)	1,995,510	$120.53	1,995,510	$59,481,180
December 2024	—	$—	—	$59,481,180
	1,995,510	$120.53	1,995,510
_________________________
(1) In November 2024, we paid $300.0 million under an accelerated share repurchase (ASR) transaction and received an initial delivery of 2.0 million shares. The ASR transaction terminated in February 2025, at which time we became contractually entitled to receive an additional 0.3 million shares upon settlement. Refer to Note 6 to the consolidated financial statements.

STOCK PERFORMANCE GRAPH AND CUMULATIVE TOTAL RETURN*
The following graph presents the cumulative total stockholder return assuming the investment of $100 on December 31, 2019 (and the reinvestment of dividends thereafter) in each of (i) Neurocrine Biosciences, Inc.’s common stock, (ii) the Nasdaq Composite Index and (iii) the Nasdaq Biotechnology Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock or Indexes.

225
200
175
150
125
100
75
50
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
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
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neuropsychiatric, neurological, and neuroendocrine disorders.
Our portfolio of products includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia, chorea associated with Huntington's disease, classic congenital adrenal hyperplasia (CAH), and endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie). In addition, we have a diversified portfolio of multiple compounds in mid- to late-phase development across our core therapeutic areas and an expanding early-phase pipeline that includes a range of modalities including small molecules, peptides, proteins, antibodies, and gene therapy.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of tardive dyskinesia in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023 and launched CRENESSITYTM (crinecerfont) in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
We estimate that tardive dyskinesia affects approximately 800,000 people in the U.S., that approximately 90% of the 40,000 people in the U.S. affected by Huntington’s disease will develop chorea, and that CAH affects approximately 30,000 people in the U.S. Key elements of our commercial strategy include maximizing the opportunities in INGREZZA and CRENESSITY through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations, and to lead the evolving understanding of VMAT2 biology and its role in disease. INGREZZA net product sales totaled $2.3 billion for 2024, $1.8 billion for 2023, and $1.4 billion for 2022 and accounted for substantially all of our total net product sales during each of these years.
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
Business Highlights
•INGREZZA net product sales for 2024 increased $477.5 million, or 26.0%, to $2.3 billion, reflecting strong underlying patient demand and improved gross-to-net dynamics.
•In December 2024, we received FDA approval for CRENESSITY capsules and oral solution as an adjunctive treatment of CAH and launched CRENESSITY in the U.S. as a first-in-class FDA-approved treatment of CAH. We estimate that CAH affects approximately 30,000 people in the U.S.

•Kevin Gorman, Ph.D., retired as Chief Executive Officer (CEO) effective October 11, 2024. Kyle Gano, Ph.D., formerly Neurocrine’s Chief Business Development and Strategy Officer, succeeded Dr. Gorman in the CEO role and also joined the Company’s Board of Directors at that time. Dr. Gorman continues to serve on the Company’s Board.
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
•Repurchased and retired an initial delivery of 2.0 million shares of the Company’s common stock pursuant to previously announced $300.0 million accelerated share repurchase (ASR) program. The program was completed in February 2025, at which time we became contractually entitled to receive an additional 0.3 million shares upon settlement.
Pipeline Highlights
•Announced the initiation of the Phase 3 program for osavampator (formerly NBI-1065845), a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM) in development for patients with inadequate response to treatment of major depressive disorder (MDD).
•Announced amendment to strategic collaboration with Takeda Pharmaceutical Company Limited (Takeda) to develop and commercialize osavampator. Under the amended agreement, we will retain exclusive rights for all indications to develop and commercialize osavampator in all territories worldwide except Japan, where Takeda will have exclusive rights. Under the terms of the updated agreement, each company is responsible for development costs in their respective region, and both companies are eligible to receive royalty payments.
•Announced the initiation of the Phase 1 clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of investigational compound NBI-921355 in healthy adult participants. NBI-921355 is an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 and in development for the potential treatment of certain types of epilepsy.
•Presented subgroup analyses and data from the KINECT®-HD study showing the impact of INGREZZA capsules on emotional health and psychiatric stability in patients with chorea associated with Huntington's disease. The subgroup analysis showed consistent efficacy in reducing chorea compared to placebo across all identified subgroups, categorized by demographics and baseline assessment scores. A separate data analysis showed improvements in some aspects of emotional health with no worsening of psychiatric symptoms.
•Presented data from more than 300 patients diagnosed with tardive dyskinesia and treated with INGREZZA capsules. These data showed significant improvements in functional, social, emotional, and health-related quality of life measures in Phase 3 and 4 studies and improvements in functional, social, independence, emotional, and physical aspects of patients' lives and antipsychotic adherence in real-world practice.
•Announced positive topline data for the Phase 2 study of NBI-1117568, a first-in-class, orally active, highly selective investigational M4 agonist, in development as a potential treatment for schizophrenia. The successful completion of the Phase 2 study triggered a $35.0 million milestone payment to Nxera Pharma UK Limited (Nxera) in 2024. We expect to advance NBI-1117568 into Phase 3 development in the first half of 2025, which would trigger an additional $15.0 million milestone payment to Nxera upon initiation of the Phase 3 study.
•Announced positive topline data for the Phase 2 SAVITRI™ study. This randomized, double-blind, placebo-controlled dose-finding study assessed the efficacy and safety of osavampator in adult subjects with MDD.
•At the Endocrine Society Annual Meeting (ENDO 2024), presented new Phase 3 clinical study data from the CAHtalyst™ registrational studies of crinecerfont in pediatric and adult patients with CAH. In parallel, announced that the primary study results from the CAHtalyst™ registrational studies of crinecerfont in pediatric and adult patients with CAH have been published in The New England Journal of Medicine.
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
•Announced the ERUDITE™ Phase 2 study of luvadaxistat (NBI-1065844) in cognitive impairment associated with schizophrenia (CIAS) did not meet its primary endpoint. In addition, we provided Takeda with written notice of termination of the license agreement to develop and commercialize luvadaxistat and NBI-1065846. The termination is anticipated to be effective in April 2025.
•Provided Idorsia Pharmaceuticals Ltd. with written notice of termination of the license agreement to develop and commercialize NBI-827104. The termination became effective in January 2025.
Results of Operations
Revenues
Net Product Sales

	Year Ended December 31,
(in millions)	2024	2023	2022
INGREZZA	$2,313.5	$1,836.0	$1,427.8
Other	17.1	24.6	13.1
Total net product sales	$2,330.6	$1,860.6	$1,440.9
For 2024 compared to 2023, the increase primarily reflected increased INGREZZA net product sales driven by strong underlying patient demand and improved gross-to-net dynamics.
For 2023 compared to 2022, the increase primarily reflected increased INGREZZA net product sales on higher prescription demand and increased commercial activities, including continued investment in our branded direct-to-consumer INGREZZA advertising campaign and benefit from the expansion of our sales force completed in April 2022.
Collaboration Revenues by Category

	Year Ended December 31,
(in millions)	2024	2023	2022
Royalty revenue	$18.6	$21.2	$22.3
Milestones	—	—	20.0
Collaboration and other	6.1	5.3	5.5
Total collaboration revenues	$24.7	$26.5	$47.8
Total collaboration revenues for all periods presented primarily reflected royalty revenue earned on AbbVie net sales of elagolix and MTPC net sales of valbenazine.
For 2023 compared to 2022, the decrease reflected the achievement of a $20.0 million milestone in 2022 in connection with MTPC's first commercial sale of DYSVAL in Japan.

Operating Expenses
Cost of Revenues

	Year Ended December 31,
(in millions)	2024	2023	2022
Cost of revenues	$34.0	$39.7	$23.2
For 2024 compared to 2023, the decrease primarily reflected the impact of decreased ONGENTYS® (opicapone) net product sales and lower ONGENTYS inventory reserves in connection with the termination of our license agreement with BIAL, which became effective in December 2023, partially offset by the impact of increased INGREZZA net product sales.
For 2023 compared to 2022, the increase primarily reflected increased INGREZZA and other net product sales, increased amortization costs related to intangible assets, increased reserves for ONGENTYS inventory obsolescence in connection with the termination of our license agreement with BIAL, and increased manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with MTPC.
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

	Year Ended December 31,
(in millions)	2024	2023	2022
Late stage	$101.8	$106.1	$68.7
Early stage	96.1	107.4	81.1
Research and discovery	145.6	96.5	63.7
Milestones	71.7	0.8	42.7
Payroll and benefits	236.7	206.7	163.8
Facilities and other	79.2	47.5	43.8
Research and development	$731.1	$565.0	$463.8
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
For 2024 compared to 2023, the decrease primarily reflected the successful completions of the Phase 3 programs for crinecerfont in CAH and Phase 2 program for EFMODY in CAH, partially offset by increased investments in advancing Phase 3 programs for osavampator in MDD and NBI-1117568 in schizophrenia.
For 2023 compared to 2022, the increase primarily reflected increased investments in the Phase 3 programs for crinecerfont in CAH and valbenazine in schizophrenia and Phase 2 program for EFMODY in CAH.
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
For 2024 compared to 2023, the decrease primarily reflected lower spend on certain early-stage programs in epilepsy and psychiatry, including the successful completions of the Phase 2 programs for osavampator in MDD and NBI-1117568 in schizophrenia, partially offset by increased investments in the Phase 2 program for NBI-1070770 in MDD and certain early-stage muscarinic programs.
For 2023 compared to 2022, the increase primarily reflected increased investments in certain early-stage programs in psychiatry, partially offset by lower spend on early-stage programs in epilepsy.

Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
For 2024 compared to 2023, the increase reflected increased investments in gene therapy and other preclinical development programs.
For 2023 compared to 2022, the increase reflected increased investments in preclinical development programs, including muscarinic agonists, gene therapy, and second generation VMAT2 inhibitors.
Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under our collaborative arrangements.
For 2024 compared to 2023, the increase reflected increased expense recognized in connection with development milestones achieved under our collaborations with Nxera, Takeda, and Voyager Therapeutics, Inc. (Voyager).
For 2023 compared to 2022, the decrease primarily reflected decreased expense recognized in connection with development milestones achieved under our collaborations with Nxera, Xenon Pharmaceuticals Inc. (Xenon), and Takeda.
Payroll and Benefits. Payroll and benefits consists of costs incurred for salaries and wages, payroll taxes, benefits and stock-based compensation associated with employees involved in research and development activities. Stock-based compensation may fluctuate from period to period based on factors that are not within our control, such as our stock price on the dates stock-based grants are issued.
For 2024 compared to 2023, the increase primarily reflected higher headcount.
For 2023 compared to 2022, the increase primarily reflected higher headcount and increased non-cash stock-based compensation expense primarily driven by a charge related to a change in equity grant agreement terms in 2023.
Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
For 2024 compared to 2023, the increase primarily reflected increased facility-based expenses related to our new campus facility.
Acquired In-Process Research and Development (IPR&D)

	Year Ended December 31,
(in millions)	2024	2023	2022
Acquired in-process research and development	$12.5	$143.9	$—
For 2024, IPR&D expense primarily reflected the payment of a $6.0 million upfront fee pursuant to our collaboration with Biocytogen Pharmaceuticals (Beijing) Co., Ltd.
For 2023, IPR&D expense reflected the payment of a $143.9 million upfront fee pursuant to the expansion of our collaboration with Voyager.
Selling, General, and Administrative (SG&A)

	Year Ended December 31,
(in millions)	2024	2023	2022
Selling, general, and administrative	$1,007.2	$887.6	$752.7
For 2024 compared to 2023, the increase primarily reflected continued investment in our commercial organization, including the recent expansion of our psychiatry and long-term care sales team in September 2024, pre-launch CRENESSITY activities, increased facility expenses related to our new campus facility, and impairment charges of $14.0 million associated with leased office space that has been vacated as we continue to occupy our new campus facility.
For 2023 compared to 2022, the increase primarily reflected increased investment in our commercial initiatives, including our branded direct-to-consumer INGREZZA advertising campaign and deployment of our expanded salesforce completed in April 2022, and increased payroll and benefits expenses on higher headcount and increased non-cash stock-based compensation expense primarily driven by a charge related to a change in equity grant agreement terms in 2023.

Other (Expense) Income, Net

	Year Ended December 31,
(in millions)	2024	2023	2022
Unrealized (loss) gain on equity investments	$(37.1)	$28.4	$30.8
Charges associated with convertible senior notes	(138.4)	—	(70.0)
Investment income and other, net	91.0	52.8	4.1
Total other (expense) income, net	$(84.5)	$81.2	$(35.1)
For 2024 compared to 2023, the increase in total other expense, net, primarily reflected $138.4 million of expense recognized in connection with conversions of the 2024 Notes upon maturity in May 2024 and periodic fluctuations in the fair values of our equity investments, partially offset by increased interest income on our debt security investments.
For 2023 compared to 2022, the increase in total other income, net, primarily reflected increased interest income on our debt security investments and decreased debt extinguishment charges in connection with the repurchase of the 2024 Notes in 2022.
Provision for Income Taxes

	Year Ended December 31,
(in millions)	2024	2023	2022
Provision for income taxes	$144.7	$82.4	$59.4
For 2024 and 2023, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. Additionally, in 2024, we incurred a loss on the extinguishment of debt that was nondeductible for tax purposes.
For 2022, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities and certain nondeductible expenses, including the premium paid on the repurchase of the 2024 Notes in 2022.
Net Income

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income	$341.3	$249.7	$154.5
For 2024 compared to 2023, the increase primarily reflected increased INGREZZA net product sales and decreased total payments for upfront fees and development milestones achieved in connection with our collaborations, partially offset by $138.4 million of expense recognized in connection with conversions of the 2024 Notes upon maturity in May 2024, periodic fluctuations in the fair values of our equity investments, and continued investments in our commercial organization, including pre-launch CRENESSITY activities, and expanded pre-clinical and clinical portfolios.
For 2023 compared to 2022, the increase primarily reflected increased INGREZZA net product sales, increased interest income on our debt security investments, and decreased debt extinguishment charges in connection with the repurchase of the 2024 Notes in 2022, partially offset by increased total payments for upfront fees and development milestones achieved in connection with our collaborations and increased investments in our commercial initiatives and expanded clinical portfolio.

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
Information Regarding Our Financial Condition

	December 31,
(in millions)	2024	2023
Total cash, cash equivalents and marketable securities	$1,815.6	$1,719.1
Working Capital:
Total current assets	$1,724.7	$1,607.0
Less total current liabilities	507.7	654.8
Total working capital	$1,217.0	$952.2
Information Regarding Our Cash Flows

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities	$595.4	$389.9	$339.4
Cash flows from investing activities	(126.8)	(467.1)	(177.1)
Cash flows from financing activities	(486.7)	65.3	(234.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.3	(1.3)
Change in cash, cash equivalents and restricted cash	$(18.1)	$(11.6)	$(73.3)
Cash Flows from Operating Activities
For 2024 compared to 2023, the increase primarily reflected increased INGREZZA net product sales and decreased total payments for upfront fees and development milestones achieved in connection with our collaborations, partially offset by increased payments for income taxes and continued investments in our commercial organization, including pre-launch CRENESSITY activities, and expanded pre-clinical and clinical portfolios.
For 2023 compared to 2022, the increase primarily reflected increased INGREZZA net product sales, partially offset by increased total payments for upfront fees and development milestones achieved in connection with our collaborations and increased investment in our commercial initiatives and expanded clinical portfolio.
Cash Flows from Investing Activities
Periodic fluctuations for all periods presented reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
For 2023, cash flows from investing activities also reflected a $31.3 million equity investment in Voyager.
For 2022, cash flows from investing activities also reflected the acquisition of Diurnal Group plc for $42.7 million in cash (net of cash acquired) and a $7.7 million equity investment in Xenon.

Cash Flows from Financing Activities
Cash flows from financing activities for all periods presented reflected proceeds from issuances of our common stock.
For 2024 compared to 2023, cash flows from financing activities also reflected a $300.0 million payment to a third-party financial institution to repurchase shares of the Company’s common stock under a share repurchase program that was authorized by our Board of Directors in October 2024 and the settlement of the 2024 Notes in full for $308.8 million in cash.
For 2023 compared to 2022, cash flows from financing activities also reflected the repurchase of $210.8 million aggregate principal amount of the 2024 Notes for an aggregate repurchase price of $279.0 million in cash.
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
•the commercial success of INGREZZA and CRENESSITY;
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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $17.7 billion upon the achievement of certain milestones.
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
Reserves for Government Rebates
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
Income Taxes
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on December 31, 2024, it would not have had a material effect on the fair value of our investment portfolio as of that date.

Item 8. Financial Statements and Supplementary Data
NEUROCRINE BIOSCIENCES, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Neurocrine Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Reserves for government rebates related to product sales

Description of the Matter	The Company sells product to specialty pharmacies and specialty distributors in the U.S. (collectively, “customers”). As described in Note 1 to the consolidated financial statements, the Company recognizes revenues for sales of INGREZZA to its customers after deducting management’s estimates of reserves, including drug coverage gap rebates, it will provide under government rebate programs (“government rebates”). Estimated government rebates are presented within accounts payable and accrued liabilities on the consolidated balance sheet.

Auditing the estimates of government rebates was complex and judgmental due to the level of uncertainty involved in management’s assumptions used in the measurement process. In particular, management was required to estimate the portion of product that is expected to be subject to a government rebate and the applicable contractual government rebate percentage by payor type underlying the revenue and the applicable rebate amount applicable for the payor type.

How We Addressed the Matter in Our Audit	We tested the Company’s internal controls over management’s process for estimating the portion of product that is expected to be subject to a government rebate for product that remains in the distribution channel at December 31, 2024. This included controls over management’s review of significant assumptions and other inputs into the estimation of government rebates including the accuracy of data used in the calculation.

To test management’s estimate of government rebate reserves our audit procedures included, among others, evaluating the methodologies used, testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by the Company in its analyses. Specifically, we compared the significant assumptions to third-party reports used by the Company to estimate product remaining in the distribution channel at December 31, 2024. In addition, we compared the underlying government rebate percentages used in the Company’s analyses to those published by the applicable government entity. We assessed the historical accuracy of management’s rebate estimates, tested payments of rebates and performed a sensitivity analysis of significant assumptions to evaluate the changes in the rebate allowance that would result from changes in the assumptions.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1992.
San Diego, California
February 10, 2025

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(in millions, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$233.0	$251.1
Available-for-sale debt securities	843.1	780.5
Accounts receivable	479.1	439.3
Inventory	57.4	38.3
Other current assets	112.1	97.8
Total current assets	1,724.7	1,607.0
Deferred tax assets	485.7	362.6
Available-for-sale debt securities	739.5	687.5
Right-of-use assets	509.4	276.5
Equity investments	124.8	161.9
Property and equipment, net	82.6	70.8
Intangible assets, net	36.5	35.5
Other noncurrent assets	15.5	49.6
Total assets	$3,718.7	$3,251.4

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$461.6	$448.8
Convertible senior notes	—	170.1
Other current liabilities	46.1	35.9
Total current liabilities	507.7	654.8
Noncurrent operating lease liabilities	455.1	258.3
Other noncurrent liabilities	166.2	106.3
Total liabilities	1,129.0	1,019.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 99.4 and 98.7 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,554.6	2,382.0
Accumulated other comprehensive income	5.8	7.0
Retained earnings (accumulated deficit)	29.2	(157.1)
Total stockholders’ equity	2,589.7	2,232.0
Total liabilities and stockholders’ equity	$3,718.7	$3,251.4
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS INCOME
AND COMPREHENSIVE INCOME

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Revenues:
Net product sales	$2,330.6	$1,860.6	$1,440.9
Collaboration revenue	24.7	26.5	47.8
Total revenues	2,355.3	1,887.1	1,488.7
Operating expenses:
Cost of revenues	34.0	39.7	23.2
Research and development	731.1	565.0	463.8
Acquired in-process research and development	12.5	143.9	—
Selling, general, and administrative	1,007.2	887.6	752.7
Total operating expenses	1,784.8	1,636.2	1,239.7
Operating income	570.5	250.9	249.0
Other (expense) income:
Unrealized (loss) gain on equity investments	(37.1)	28.4	30.8
Charges associated with convertible senior notes	(138.4)	—	(70.0)
Interest income and other, net	91.0	52.8	4.1
Total other (expense) income, net	(84.5)	81.2	(35.1)
Income before provision for income taxes	486.0	332.1	213.9
Provision for income taxes	144.7	82.4	59.4
Net income	341.3	249.7	154.5
Foreign currency translation adjustments, net of tax	(1.1)	2.4	2.9
Unrealized gain (loss) on available-for-sale debt securities, net of tax	(0.1)	12.5	(9.1)
Comprehensive income	$340.1	$264.6	$148.3
Earnings per share, basic	$3.40	$2.56	$1.61
Earnings per share, diluted	$3.29	$2.47	$1.56
Weighted average common shares outstanding, basic	100.4	97.7	95.8
Weighted average common shares outstanding, diluted	103.7	101.0	98.9
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
(in millions)	Shares	$
Balances at December 31, 2021	94.9	$0.1	$2,011.4	$(1.7)	$(635.8)	$1,374.0
Net income	—	—	—	—	154.5	154.5
Other comprehensive loss, net of tax	—	—	—	(6.2)	—	(6.2)
Cumulative-effect adjustment due to adoption of ASU 2020-06	—	—	(106.8)	—	74.5	(32.3)
Stock-based compensation expense	—	—	173.1	—	—	173.1
Issuances of common stock under stock plans	1.6	—	44.7	—	—	44.7
Balances at December 31, 2022	96.5	$0.1	$2,122.4	$(7.9)	$(406.8)	$1,707.8
Net income	—	—	—	—	249.7	249.7
Other comprehensive income, net of tax	—	—	—	14.9	—	14.9
Stock-based compensation expense	—	—	194.3	—	—	194.3
Issuances of common stock under stock plans	2.2	—	65.3	—	—	65.3
Balances at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	341.3	341.3
Other comprehensive income, net of tax	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	195.5	—	—	195.5
Issuances of common stock under stock plans	2.7	—	122.1	—	—	122.1
Repurchases of common stock under accelerated buyback agreements	(2.0)	—	(145.0)	—	(155.0)	(300.0)
Balances at December 31, 2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$341.3	$249.7	$154.5
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	195.5	194.3	173.1
Charges associated with convertible senior notes	138.4	—	70.0
Depreciation	23.5	17.8	15.1
(Accretion) amortization of (discount) premium on investments, net	(26.2)	(18.3)	3.7
Amortization of intangible assets	3.6	3.5	0.5
Changes in fair values of equity investments	37.1	(28.4)	(30.8)
Deferred income taxes	(123.1)	(56.7)	19.1
Other	24.5	(0.2)	1.6
Changes in operating assets and liabilities:
Accounts receivable	(39.8)	(89.3)	(162.2)
Inventory	(19.1)	5.4	(2.6)
Accounts payable and accrued liabilities	29.0	64.3	114.6
Other assets and liabilities, net	10.7	47.8	(17.2)
Cash flows from operating activities	595.4	389.9	339.4

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(1,056.1)	(1,379.9)	(621.2)
Sales and maturities of available-for-sale debt securities	967.5	972.4	511.0
Acquisition of business, net of cash acquired	—	—	(42.7)
Purchases of equity investments	—	(31.3)	(7.7)
Capital expenditures	(38.2)	(28.3)	(16.5)
Cash flows from investing activities	(126.8)	(467.1)	(177.1)

Cash flows from financing activities:
Issuances of common stock under benefit plans	122.1	65.3	44.7
Repurchases of common stock under accelerated buyback agreements	(300.0)	—	—
Payments associated with convertible senior notes	(308.8)	—	(279.0)
Cash flows from financing activities	(486.7)	65.3	(234.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.3	(1.3)
Change in cash and cash equivalents and restricted cash	(18.1)	(11.6)	(73.3)
Cash, cash equivalents and restricted cash at beginning of period	259.1	270.7	344.0
Cash, cash equivalents and restricted cash at end of period	$241.0	$259.1	$270.7

Supplemental Disclosure:
Accrued capital expenditures	$2.2	$2.5	$0.7
Right-of-use assets acquired through operating leases	$271.6	$200.8	$—
Cash paid for interest	$1.6	$3.8	$6.6
Cash paid for income taxes	$217.5	$51.5	$14.4
See accompanying notes to consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Business Overview and Summary of Significant Accounting Policies
Nature of Operations
Neurocrine Biosciences, Inc. and its subsidiaries (Neurocrine Biosciences, the Company, we, our, or us) is a neuroscience-focused global biopharmaceutical company focused on discovering, developing, and delivering innovative therapies to help ease the burden of debilitating disorders and diseases.
Use of Estimates
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), which requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.
Basis of Consolidation
The consolidated financial statements include the accounts of Neurocrine Biosciences as well as our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Revenue Recognition
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
Product Revenue
We sell INGREZZA® (valbenazine) in the U.S. primarily to specialty pharmacy providers and distributors and CRENESSITYTM (crinecerfont) in the U.S. to a specialty pharmacy provider. Net product sales of INGREZZA totaled $2.3 billion for 2024, $1.8 billion for 2023, and $1.4 billion for 2022 and accounted for substantially all of our total net product sales during each of these years.
Product revenue is recorded net of reserves for variable consideration, including discounts and allowances offered within contracts with our customers, payors, and other third parties. These reserves, classified as reductions of accounts receivable or liabilities, are based on estimates and include the following categories:
•Product discounts represent estimated obligations for trade term discounts and other incentives offered to our customers. We accrue for product discounts based on actual historical discounts, including the timing of customer payments.
•Distributor and other fees represent fees for inventory management, data, and distribution services and are generally recorded as a reduction of revenue or expensed as selling, general, and administrative to the extent we can demonstrate a separable benefit and fair value for these services.
•Government rebates represent estimated obligations to government agencies under the Medicaid Drug Rebate Program and Medicare Part D and are recorded as a reduction of revenue in the period the related revenue is recognized. We accrue for government rebates based on estimated claims for the current quarter, estimated claims for prior quarters for which an invoice has not been received, and claims for prior quarters for which an invoice has been received but not paid.
•Chargebacks represent estimated obligations to our customers for differences between list and contract prices. We accrue for chargebacks as a reduction of revenue based on estimated contractual discounts on product inventory levels on-hand in our distribution channel.
•Payor and pharmacy rebates represent estimated obligations to payors and pharmacies for contract discounts on product sales and are recorded as a reduction of revenue in the period the related revenue is recognized. We accrue for payor and pharmacy rebates based on actual historical rebates, contractual rebate percentages, sales made through the payor channel, and purchases made by pharmacies.

•Copay assistance represents financial assistance to qualified patients with prescription drug copay requirements. We accrue for copay assistance as a reduction of revenue based on estimated claims and the cost per claim we expect to receive in connection with inventory that exists in the distribution channel at period end.
•Product returns represent estimated obligations for return rights offered to our customers due to shipment errors and damaged product and are recorded as a reduction of revenue in the period the related revenue is recognized. We accrue for product returns based on actual historical returns, benchmarking data, and industry experience.
Collaboration Revenues
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
Cash Equivalents
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
Debt Securities
Debt securities consist of investments in certificates of deposit, corporate debt securities, and securities of government-sponsored entities. We classify debt securities as available-for-sale. Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses included in other comprehensive income or loss, net of tax. We exclude accrued interest from both the fair value and amortized cost basis of debt securities. A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a debt security placed on nonaccrual status is reversed against interest income.
Interest income includes amortization (accretion) of purchase premiums (discounts). Premiums (discounts) on debt securities are amortized (accreted) using the effective interest rate method. Gains and losses on sales of debt securities are recorded on the trade date in investment income and other, net, and determined using the specific identification method.

Allowance for Credit Losses
For available-for-sale debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For available-for-sale debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes in interest rates, and any changes to the rating of the security by a rating agency, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income or loss, as applicable.
Accrued interest receivables on available-for-sale debt securities were $14.4 million and $11.2 million, respectively, as of December 31, 2024 and 2023. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment. No accrued interest receivables were written off during 2024, 2023, or 2022.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, investments in debt securities, and accounts receivable.
To minimize the risks related to cash and cash equivalents and investments in debt securities, we have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards, and limits the credit exposure of any single issuer.
To minimize the risks related to accounts receivable, which are typically unsecured, we monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles.
The following table presents the percent of total gross product sales and total accounts receivable for each of our customers who individually accounted for 10% or more of total gross product sales and/or 10% or more of total accounts receivable.

	Percent of			Percent of
	Total Gross Product Revenues			Accounts Receivable
	Year Ended December 31,			December 31,
(in millions)	2024	2023	2022	2024	2023
Customer A	43%	36%	14%	41%	46%
Customer B	28%	28%	29%	37%	32%
Customer C	13%	15%	18%	11%	12%
Customer D	< 10%	12%	29%	< 10%	< 10%
Equity Investments
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

Fair Value of Financial Instruments
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
Inventory
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
Prior to U.S. Food and Drug Administration (FDA) approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as research and development (R&D) in the period incurred. As a result, our physical inventory as of December 31, 2024 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory value as of December 31, 2024.
Leases
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
The lease payments used to determine our ROU assets may include prepaid or accrued lease payments and any lease incentives received and are recognized in ROU assets on our consolidated balance sheets.
Our lease agreements may include both lease and non-lease components, which we account for as a single lease component when the payments are fixed. Variable payments included in lease agreements are expensed as incurred.
Our operating leases are reflected in ROU assets, noncurrent operating lease liabilities, and other current liabilities on our consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Impairment of ROU Assets
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
Property and Equipment
Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Equipment is depreciated over an average estimated useful life of 3 to 7 years. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the remaining lease term. Depreciation expense was $23.5 million for 2024, $17.8 million for 2023, and $15.1 million for 2022.
Goodwill, Intangible Assets, and Other Long-Lived Assets
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

Share Repurchases
Shares repurchased pursuant to our share repurchase program are immediately retired upon purchase. Repurchased common stock is reflected as a reduction of stockholders' equity by reducing our common stock for the par value of the shares repurchased and reducing our capital surplus for the excess of the repurchase price over the par value. The excess over the par value of the shares repurchased is recorded as a reduction to retained earnings to the extent available, with any remainder recorded as a reduction to additional paid-in capital.
Cost of Revenues
Cost of revenues includes third-party manufacturing, transportation, freight, and indirect overhead costs primarily for the manufacture and distribution of INGREZZA drug product sold, manufacturing costs in connection with our supply of valbenazine drug product under our collaboration with Mitsubishi Tanabe Pharma Corporation, royalties on net sales of CRENESSITY and elagolix, amortization of intangible assets, and adjustments for excess and obsolete inventory to the extent management determines that the cost cannot be recovered based on estimates about future demand.
Research and Development
R&D expenses primarily consist of preclinical and clinical trial costs, payroll and benefits costs, including stock-based compensation associated with employees involved in R&D activities, certain facility-based costs, and certain costs associated with our collaborative arrangements. All such costs are expensed as R&D when incurred.
Collaborations and Other Arrangements
We enter into collaborative agreements with third parties to develop and commercialize drug candidates. Collaborative activities may include joint R&D and commercialization of new products. We generally receive certain licensing rights under these arrangements. These collaborations often require upfront payments and may include additional milestone, R&D cost sharing, royalty, or profit share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development and commercialization. Upfront payments associated with collaborative arrangements are generally expensed as IPR&D. Amounts paid or payable to the partner in connection with the achievement of development milestones prior to regulatory approval are expensed as R&D when such milestones are achieved. Regulatory and commercial milestone payments made to the partner subsequent to regulatory approval are capitalized as intangible assets and amortized to cost of revenues over the estimated useful life of the related asset. Royalties are expensed as cost of revenues when incurred.
Asset Acquisitions
We account for acquisitions of assets (or groups of assets) that do not meet the definition of a business using the cost accumulation method, whereby the cost of the acquisition, including certain transaction costs, is allocated to the assets (or group of assets) acquired on the basis of their relative fair value(s) on the measurement date. No goodwill is recognized in an asset acquisition. Intangible assets acquired in an asset acquisition for use in R&D activities which have no alternative future use are expensed as IPR&D on the acquisition date. Amounts paid to acquire such assets are classified as operating cash outflows on the consolidated statements of cash flows. Future costs to develop these assets are expensed as R&D when incurred.
Advertising
Costs associated with advertising are expensed as incurred and are included in selling, general, and administrative on the consolidated statements of income. Advertising expenses were $191.0 million for 2024, $159.9 million for 2023, and $149.7 million for 2022.
Stock-Based Compensation
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
Income Taxes
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
Earnings Per Share
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
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and for interim reporting periods beginning January 1, 2025. We adopted ASU 2023-07 for our annual reporting period beginning on January 1, 2024. The adoption of ASU 2023-07 had no significant impact on our financial statement disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specified information about certain costs and expenses on an interim and annual basis. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that adoption of ASU 2024-03 will have on our financial statement disclosures.
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
In connection with the FDA's acceptance of our investigational new drug application for NBI-1117568 for the treatment of schizophrenia in 2022, we expensed a milestone payment of $30.0 million to Nxera as R&D in 2022.
In connection with the successful completions of a long-term toxicity program for NBI-1117568 and a Phase 2 clinical study for NBI-1117568 in schizophrenia in 2024, we expensed milestone payments totaling $50.0 million to Nxera as R&D in 2024. We expect to advance NBI-1117568 into Phase 3 development in the first half of 2025, which would trigger a milestone of $15.0 million payable to Nxera upon initiation of the Phase 3 clinical study.
Under the terms of the agreement, Nxera may be entitled to receive potential future payments of up to $2.5 billion upon the achievement of certain event-based milestones and would be entitled to receive royalties on the future net sales of any collaboration product.
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

Takeda Pharmaceutical Company Limited, or Takeda.
In 2020, we entered into an exclusive license agreement with Takeda (the 2020 Takeda Agreement) , pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1070770, osavampator (formerly NBI-1065845), NBI-1065846, and three non-clinical stage compounds. Pursuant to the 2020 Takeda Agreement, osavampator was designated as a profit-share product, meaning we and Takeda would equally share in the operating profits and losses. Takeda also retained the right to opt-out of the profit-sharing arrangement, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to osavampator and receive royalties on the future net sales of osavampator (in lieu of equally sharing in the operating profits and losses).
In 2024, we provided Takeda with written notice of termination of the license under the 2020 Takeda Agreement to develop and commercialize luvadaxistat and NBI-1065846. The termination is anticipated to be effective in April 2025. In January 2025, we and Takeda amended and restated the exclusive license agreement (the Restated Takeda Agreement) to, among other things, reflect the conversion from sharing operating profits and losses with respect to the development and commercialization of osavampator to a royalty-bearing license, the return of rights to osavampator in Japan to Takeda, and our previous termination of DAAO inhibitors under the 2020 Takeda Agreement, including luvadaxistat, and GPR139 agonists, including NBI-1065846.
Under the Restated Takeda Agreement, we will retain exclusive rights to develop and commercialize osavampator for all indications in all territories worldwide except Japan, where Takeda will reacquire exclusive development and commercialization rights. In addition, each party is responsible for development costs for osavampator in its respective territory, and each party is eligible to receive royalty payments based on the other party’s net sales of osavampator in the other party’s territory. Pursuant to the Restated Takeda Agreement and upon the successful development and commercialization of osavampator, we expect tiered based royalties payable to Takeda to be in the mid-to-upper teens in the U.S. and low double-digits outside of the U.S. on a blended basis as a percentage of net sales. Additionally, we are entitled to receive royalties from Takeda on the future net sales of osavampator in Japan.
In connection with the approval of our clinical trial application for NBI-1070770 for the treatment of major depressive disorder in 2022, we expensed a milestone payment of $5.0 million to Takeda as R&D in 2022.
In connection with the initiation of a Phase 2 clinical study for NBI-1070770 in major depressive disorder in 2024, we expensed a milestone payment of $7.5 million to Takeda as R&D in 2024.
Takeda may be entitled to receive potential future payments upon the achievement of certain event-based milestones. As of December 31, 2024, the aggregate amount of these potential future payments was up to $1.9 billion, excluding the effects of the Restated Takeda Agreement and any pending terminations. Takeda is also entitled to receive royalties on the future net sales of any royalty-bearing product. In January 2025, we advanced osavampator into Phase 3 development to evaluate the efficacy and safety of osavampator in adults with major depressive disorder. The initiation of the Phase 3 study, as defined, will trigger a $35.0 million milestone payable to Takeda. No expense was recognized in connection with this milestone in 2024.
Unless earlier terminated, the Restated Takeda Agreement will continue on a licensed product-by-licensed product and country-by-country basis until the date on which, (i) for any royalty-bearing product, the royalty term has expired in such country; and (ii) for any profit-share product, for so long as we continue to develop, manufacture, or commercialize such licensed product. On a licensed product-by-licensed product and country-by-country basis, royalty payments would commence on the first commercial sale of a royalty-bearing product and terminate on the later of (i) the expiration of the last patent covering such royalty-bearing product in such country, (ii) a number of years from the first commercial sale of such royalty-bearing product in such country and (iii) the expiration of regulatory exclusivity for such royalty-bearing product in such country.

We may terminate the Restated Takeda Agreement in its entirety or in one or more (but not all) of the United States, Japan, the European Union and the United Kingdom, or, collectively, the major markets, upon six months’ written notice to Takeda (i) with respect to all licensed products prior to the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes, as defined in the Restated Takeda Agreement, prior to the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. We may terminate the Restated Takeda Agreement in its entirety or in one or more (but not all) of the major markets upon 12 months’ written notice to Takeda (i) with respect to all licensed products following the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes following the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. Takeda may terminate the Restated Takeda Agreement, subject to specified conditions, (i) if we challenge the validity or enforceability of certain Takeda intellectual property rights or (ii) on a target class-by-target class basis, in the event that we do not conduct any material development or commercialization activities with respect to any licensed product within such target class for a specified continuous period. Subject to a cure period, either party may terminate the Restated Takeda Agreement in the event of any material breach, solely with respect to the target class of a licensed product to which such material breach relates, or in its entirety in the event of any material breach that relates to all licensed products, or if either party challenges the validity or enforceability of certain intellectual property rights.
Idorsia Pharmaceuticals Ltd., or Idorsia.
In 2020, we entered into a collaboration and license agreement with Idorsia, pursuant to which we acquired the exclusive rights to develop and commercialize NBI-827104, a potent, selective, orally active and brain penetrating T-type calcium channel blocker in clinical development for the treatment of a rare pediatric epilepsy and other potential indications, including essential tremor. We are responsible for all manufacturing, development, and commercialization costs of any collaboration product. In the fourth quarter of 2024, we provided Idorsia with written notice of termination of the license agreement to develop and commercialize NBI-827104. The termination became effective in January 2025.
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
In connection with the achievement of a development milestone in 2022, we paid Xenon $15.0 million, including a purchase of 0.3 million shares (at $31.855 per share) of Xenon common stock (the 2022 Xenon Shares). The 2022 Xenon Shares were recorded at a fair value of $7.7 million after considering Xenon’s stock price on the measurement date. The remaining $7.3 million of the milestone payment was expensed as R&D in 2022.
Under the terms of the agreement, Xenon may be entitled to receive potential future payments of up to $1.7 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product. Xenon retains the right to elect to co-develop one product in a major indication, pursuant to which Xenon would receive a mid-single digit percentage increase in royalties earned on the future net sales of such product in the United States and we and Xenon would equally share in the development costs of such product in the applicable indication, except where such development costs relate solely to the regulatory approval of such product outside the United States.
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
2019 Voyager Agreement
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
In connection with the 2019 Voyager Agreement, we purchased 4.2 million shares (at $11.9625 per share) of Voyager common stock (the 2019 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement (defined below). The 2019 Voyager Shares were recorded at a fair value of $54.7 million after considering Voyager’s stock price and certain transfer restrictions that were applicable to the shares on the measurement date.
In connection with the selection of a development candidate under the FA program pursuant to our collaboration with Voyager, we expensed a milestone payment of $5.0 million to Voyager as R&D in 2024.
Under the terms of the 2019 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $1.3 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
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
2023 Voyager Agreement
In 2023, we entered into a collaboration and license agreement with Voyager which we amended in April 2024 (as amended, the 2023 Voyager Agreement), pursuant to which we acquired the global rights to the gene therapy products directed to the gene that encodes glucosylceramidase beta 1 (GBA1) for the treatment of Parkinson's disease and other diseases associated with GBA1 (the GBA1 Program), and three gene therapy programs directed to rare central nervous system (CNS) targets, each enabled by Voyager's next-generation TRACERTM capsids. With respect to collaboration products subject to the GBA1 Program, we are responsible for all development and commercialization costs of any such products, including in the U.S., where Voyager retains certain co-development and co-commercialization rights. Voyager may elect to exercise such rights, pursuant to which we and Voyager would equally share in the operating profits and losses of such products in the U.S. (in lieu of Voyager being entitled to receive potential future payments of certain event-based milestones upon their achievement in the U.S. and receive royalties on the future net sales of such products in the U.S.), following Voyager’s receipt of the top-line data from a first clinical trial Parkinson’s disease. However, if we and Voyager elect to focus on an indication other than Parkinson’s disease prior to Voyager’s receipt of top-line data from a first clinical trial for Parkinson’s disease, then Voyager may elect to exercise such co-development and co-commercialization rights after the later of: (i) Voyager’s receipt of top-line data from the first clinical trial of a product that is the subject of the GBA1 Program or (ii) the date we and Voyager decide not to pursue Parkinson’s disease as an indication for development under the GBA1 Program. Irrespective of Voyager’s election to exercise such rights, Voyager may be entitled to receive potential future payments upon the achievement of certain event-based milestones outside the U.S. and would be entitled to receive royalties on the future net sales of any such product outside the U.S. With respect to collaboration products subject to the three gene therapy programs directed to rare CNS targets, we are responsible for all development and commercialization costs for any such products.

In connection with the 2023 Voyager Agreement, we paid Voyager $175.0 million upfront, including a purchase of 4.4 million shares (at $8.88 per share) of Voyager common stock (the 2023 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine Biosciences, was appointed to Voyager's board of directors. Dr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. As a result, our equity investment in Voyager became subject to the equity method of accounting, and Voyager became a related party, following our purchase of the 2023 Voyager Shares, after which, together with the 2019 Voyager Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our equity investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates. The 2023 Voyager Shares were recorded at a fair value of $31.3 million after considering Voyager’s stock price on the measurement date. The remaining $143.9 million of the purchase price, which includes certain transaction-related costs, was expensed as in-process research and development in the first quarter of 2023 as the license had no foreseeable alternative future use.
In connection with the selection of two development candidates under the GBA1 program pursuant to our collaboration with Voyager, we expensed milestone payments totaling $6.0 million to Voyager as R&D in 2024.
Under the terms of the 2023 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $6.1 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
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
Sanofi S.A., or Sanofi.
In 2014, we entered into a license agreement with Sanofi, pursuant to which we acquired the global rights to develop and commercialize certain corticotropin-releasing factor type 1 receptor (CRF1) antagonists, including crinecerfont. We are responsible for all manufacturing, development, and commercialization costs of any licensed product.
In connection with FDA approval of CRENESSITY capsules and oral solution as an adjunctive treatment of classic congenital adrenal hyperplasia (CAH) in December 2024, we paid a $5.0 million milestone to Sanofi in January 2025, which we accrued to other current liabilities and recorded within intangible assets, net on the consolidated balance sheet as of December 31, 2024.
Under the terms of the agreement, Sanofi may be entitled to receive potential future payments of up to $10.0 million upon the achievement of certain event-based milestones and is entitled to receive royalties at tiered percentage rates ranging from 3.0% to 5.0% on our future net sales of CRENESSITY in the U.S. for the longer of 16 years or the life of the related patent rights.
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
AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix and recognized elagolix royalty revenue of $13.5 million for 2024, $16.7 million for 2023, and $21.2 million for 2022.
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
3. Available-for-Sale Debt Securities
The following table presents a summary of available-for-sale debt securities, aggregated by major security type and contractual maturity.

		December 31, 2024				December 31, 2023
(in millions)	Contractual Maturity	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Commercial paper	0 to 1 years	$37.1	$—	$—	$37.1	$53.5	$—	$—	$53.5
Corporate debt securities	0 to 1 years	527.0	0.6	(0.1)	527.5	382.1	0.1	(1.0)	381.2
Securities of government-sponsored entities	0 to 1 years	278.2	0.3	—	278.5	346.1	0.2	(0.5)	345.8
		$842.3	$0.9	$(0.1)	$843.1	$781.7	$0.3	$(1.5)	$780.5

Corporate debt securities	1 to 3 years	$584.4	$2.0	$(1.0)	$585.4	$483.5	$2.9	$(0.4)	$486.0
Securities of government-sponsored entities	1 to 3 years	154.4	0.3	(0.6)	154.1	201.1	0.5	(0.1)	201.5
		$738.8	$2.3	$(1.6)	$739.5	$684.6	$3.4	$(0.5)	$687.5
Unrealized losses on available-for-sale debt securities were primarily due to changes in interest rates. These investments are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before recovery of their amortized cost basis. No allowance for credit losses was recognized as of December 31, 2024 or December 31, 2023.

The following table presents available-for-sale debt securities that were in an unrealized loss position as of December 31, 2024, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$334.9	$(1.1)	$—	$—	$334.9	$(1.1)
Securities of government-sponsored entities	$123.8	$(0.6)	$—	$—	$123.8	$(0.6)
The following table presents available-for-sale debt securities that were in an unrealized loss position as of December 31, 2023, aggregated by major security type and length of time in a continuous loss position.

	Less Than 12 Months		12 Months or Longer		Total
(in millions)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt securities	$265.1	$(0.4)	$183.8	$(1.0)	$448.9	$(1.4)
Securities of government-sponsored entities	$214.6	$(0.2)	$16.7	$(0.4)	$231.3	$(0.6)
4. Fair Value Measurements
The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	December 31, 2024			December 31, 2023
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$233.0	$233.0	$—	$251.1	$251.1	$—
Available-for-sale debt securities	1,582.6	—	1,582.6	1,468.0	—	1,468.0
Equity investments	124.8	124.8	—	161.9	161.9	—
	$1,940.4	$357.8	$1,582.6	$1,881.0	$413.0	$1,468.0
5. Earnings Per Share
Earnings per share were calculated as follows:

	Year Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net income - basic and diluted	$341.3	$249.7	$154.5
Weighted-average common shares outstanding:
Basic	100.4	97.7	95.8
Effect of dilutive securities	3.3	3.3	3.1
Diluted	103.7	101.0	98.9
Earnings per share:
Basic	$3.40	$2.56	$1.61
Diluted	$3.29	$2.47	$1.56
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive were 2.4 million for 2024, 4.7 million for 2023, and 4.6 million for 2022.
6. Stockholders’ Equity
Share Repurchases
During 2024, we entered into an accelerated share repurchase (ASR) transaction with a third-party financial institution to repurchase an aggregate of $300.0 million of shares of the Company’s common stock.
The transaction was accounted for as a treasury stock transaction and a forward stock purchase contract, which was considered indexed to the Company’s own stock and classified as an equity instrument.

At inception, we paid the financial institution $300.0 million using cash on hand and took initial delivery of 2.0 million shares, which resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares for both basic and diluted earnings per share. The fair market value of the 2.0 million initial shares received was $240.5 million, with the par value of the initial shares received recorded as a reduction to common stock, the excess of the fair market value over the par value of the initial shares received recorded as a reduction to retained earnings to the extent available, and the remainder recorded as a reduction to additional paid-in capital. The remaining $59.5 million of the repurchase price was recorded to additional paid-in capital.
The ASR transaction terminated in February 2025, at which time we became contractually entitled to receive an additional 0.3 million shares upon settlement.
7. Stock-Based Compensation
2020 Equity Incentive Plan
In May 2022, 2023, and 2024, our stockholders approved amendments of the 2020 Equity Incentive Plan (as so amended, the Amended 2020 Plan). The Amended 2020 Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other awards. As of December 31, 2024, 10.6 million shares of common stock remain available for future grant under the Amended 2020 Plan.
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
2011 Equity Incentive Plan
In May 2011, we adopted the 2011 Equity Incentive Plan (the 2011 Plan). The 2011 Plan was a stockholder-approved plan pursuant to which outstanding awards have been made, but from which no further awards can or will be made.
2018 Employee Stock Purchase Plan
In May 2021, our stockholders approved an amendment and restatement of the 2018 Employee Stock Purchase Plan (as so amended and restated, the Amended 2018 ESPP). As of December 31, 2024, 0.3 million shares of common stock remain available for future issuance under the Amended 2018 ESPP.
Stock-Based Compensation Expense
The effect of stock-based compensation expense on the consolidated statements of income and comprehensive income by line-item follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Selling, general, and administrative	$126.7	$126.3	$115.4
Research and development	68.8	68.0	57.7
Total stock-based compensation expense	$195.5	$194.3	$173.1
Stock-based compensation expense by award-type follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Stock options	$80.7	$91.6	$62.6
RSUs	97.7	93.4	86.4
PRSUs	11.5	4.6	20.1
ESPP	5.6	4.7	4.0
Total stock-based compensation expense	$195.5	$194.3	$173.1

As of December 31, 2024, unrecognized stock-based compensation expense by award-type and the weighted-average period over which such expense is expected to be recognized, as applicable, was as follows:

(dollars in millions)	Unrecognized Expense	Weighted-Average Recognition Period
Stock options	$92.7	2.2 years
RSUs	$187.5	2.3 years
PRSUs	$30.7
Stock Options
Typically, stock options have a 10-year term and vest over a three to four-year period. The exercise price of stock options granted is equal to the closing price of our common stock on the date of grant. We estimate the fair value of stock options using the Black-Scholes option-pricing model on the date of grant. The Black-Scholes option-pricing model incorporates various and highly sensitive assumptions including expected volatility, term and interest rates. The weighted-average grant-date fair values of stock options granted were $55.74 for 2024, $45.19 for 2023, and $32.05 for 2022.
The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option-pricing valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.3%	3.9%	1.8%
Expected volatility of common stock	37.2%	40.8%	42.6%
Dividend yield	0.0%	0.0%	0.0%
Expected option term	5.5 years	5.5 years	5.0 years
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
•We have not historically declared or paid dividends and do not intend to do so in the foreseeable future.
The following table presents summary of activity related to stock options.

(in millions, except weighted average data)	Number of Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10.0	$84.46
Granted	1.5	$133.93
Exercised	(1.7)	$65.22
Canceled	(0.2)	$108.84
Outstanding at December 31, 2024	9.6	$95.48	6.2 years	$394.0
Exercisable at December 31, 2024	6.8	$88.40	5.3 years	$327.7
The total intrinsic value of stock options exercised was $122.5 million for 2024, $39.9 million for 2023, and $39.7 million for 2022. Cash received from stock option exercises was $110.8 million for 2024, $55.5 million for 2023, and $37.0 million for 2022.
Restricted Stock Units
RSUs typically vest over a four-year period and may be subject to a deferred delivery arrangement at the election of eligible employees. The fair value of RSUs is based on the closing sale price of our common stock on the date of issuance. The total fair value of RSUs that vested was $116.7 million for 2024, $101.0 million for 2023, and $72.4 million for 2022.

The following table presents a summary of activity related to RSUs.

(in millions, except weighted average data)	Number of RSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2023	2.4	$97.32
Granted	1.1	$132.74
Released	(0.9)	$97.91
Canceled	(0.2)	$108.56
Unvested at December 31, 2024	2.4	$111.90	1.2 years	$329.2
Performance-Based Restricted Stock Units
PRSUs vest based on the achievement of certain predefined Company-specific performance criteria. Any unvested PRSUs will expire if it is determined the related performance criteria has not been met during the applicable three to four-year performance period. The fair value of PRSUs is estimated based on the closing sale price of our common stock on the date of grant. The fair value of PRSUs that vested was $34.4 million during 2023. No PRSUs vested during 2024 or 2022.
The following table presents a summary of activity related to PRSUs.

(in millions, except weighted average data)	Number of PRSUs	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Unvested at December 31, 2023	0.3	$89.23
Granted	0.1	$138.90
Unvested at December 31, 2024	0.4	$105.11	1.4 years	$49.9
Employee Stock Purchase Plan
Under the Amended 2018 ESPP, eligible employees may purchase shares of our common stock at a discount semi-annually based on a percentage of their annual compensation. The discounted purchase price is equal to the lower of 85% of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of common stock on the purchase date.
8. Income Taxes
The following table presents income from continuing operations before provision for income taxes for domestic and international operations.

	Year Ended December 31,
(in millions)	2024	2023	2022
U.S.	$597.5	$409.2	$218.0
Foreign	(111.5)	(77.1)	(4.1)
Income before provision for income taxes	$486.0	$332.1	$213.9
The following table presents the components of income tax expense for continuing operations.

	Year Ended December 31,
(in millions)	2024	2023	2022
Current:
Federal	$215.2	$115.0	$17.1
State	52.5	28.1	20.3
Current income taxes	267.7	143.1	37.4
Deferred:
Federal	(104.9)	(45.2)	27.5
State	(18.1)	(15.5)	(5.5)
Deferred income taxes	(123.0)	(60.7)	22.0
Provision for income taxes	$144.7	$82.4	$59.4

The provision for income taxes on earnings subject to income taxes differs from the statutory federal rate due to the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Federal income taxes at 21%	$102.1	$69.7	$44.9
State income tax, net of federal benefit	34.6	17.5	11.8
Branded prescription drug fee	7.5	8.7	6.5
Loss on extinguishment of convertible senior notes	29.1	—	12.0
Stock-based compensation expense	(20.4)	(3.9)	(2.5)
Officer compensation	3.3	9.6	9.2
Foreign rate differential	7.2	3.4	(0.2)
Change in tax rate	(0.6)	(5.5)	(1.1)
Research credits	(49.2)	(42.2)	(29.9)
Change in valuation allowance	23.9	22.0	7.4
Other	7.2	3.1	1.3
Provision for income taxes	$144.7	$82.4	$59.4
The following table presents the significant components of our deferred tax assets.

	December 31,
(in millions)	2024	2023
Deferred tax assets:
Net operating losses	$50.5	$36.5
Research and development credits	62.8	55.3
Capitalized research and development	255.7	178.7
Stock-based compensation expense	61.4	52.7
Operating lease assets	122.7	72.0
Intangible assets	121.4	110.0
Other	51.7	37.2
Total deferred tax assets	726.2	542.4
Deferred tax liabilities:
Operating lease liabilities	(112.8)	(66.3)
Other	(15.5)	(24.6)
Total deferred tax liabilities	(128.3)	(90.9)
Net of deferred tax assets and liabilities	597.9	451.5
Valuation allowance	(112.2)	(88.9)
Net deferred tax assets	$485.7	$362.6
As of December 31, 2024 and 2023, we recorded a valuation allowance of $112.2 million and $88.9 million, respectively, against our gross deferred tax asset balance.
As of each reporting date, management considers new evidence, both positive and negative, that could affect its assessment of the future realizability of our deferred tax assets. As of December 31, 2024, management determined there was sufficient positive evidence to conclude that it is more likely than not deferred tax assets of $485.7 million are realizable. The recorded valuation allowance of $112.2 million consisted primarily of state and foreign net operating loss carryforwards and state credit carryforwards for which management cannot conclude it is more likely than not to be realized.
As of December 31, 2024, we had state and foreign income tax net operating loss carryforwards of $279.5 million and $237.5 million, respectively. We had no federal income tax operating loss carryforwards as of December 31, 2024. California net operating losses will begin to expire in 2031 unless previously utilized and the net operating losses related to other states will begin to expire in 2037. Swiss net operating losses will begin to expire in 2030 unless previously utilized. UK net operating losses will carry forward indefinitely.

As of December 31, 2024, we had state R&D tax credit carryforwards of $97.1 million. California R&D tax credits carry forward indefinitely, while R&D tax credits related to other states will begin to expire in 2034 unless previously utilized.
Additionally, the future utilization of our net operating loss and R&D tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that could occur in the future. No ownership changes have occurred through December 31, 2024.
The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
We recognize interest and penalties related to income tax matters in income tax expense. We had accruals for interest related to income tax matters of $10.9 million as of December 31, 2024 and $3.1 million as of December 31, 2023. We had accruals for penalties related to income tax matters of $2.2 million as of December 31, 2024 and 2023.
We are subject to taxation in the U.S. and various state and foreign jurisdictions. Our tax years for 2002 for federal, 2000 for California, 2015 for other significant state jurisdictions, and 2019 and forward for foreign jurisdictions are subject to examination by tax authorities due to the carryforward of unutilized net operating losses and R&D tax credits.
The following table presents a summary of activity related to unrecognized tax benefits.

	Year Ended December 31,
(in millions)	2024	2023	2022
Balance at January 1	$121.0	$84.5	$64.6
Increase related to prior year tax positions	4.0	3.4	4.7
Increase related to current year tax positions	54.8	36.7	15.2
Decrease related to prior year tax positions	—	(3.6)	—
Balance at December 31	$179.8	$121.0	$84.5
As of December 31, 2024, we had $141.9 million of unrecognized tax benefits that, if recognized and realized, would affect the effective tax rate, subject to changes in the valuation allowance. We do not expect a significant change in our unrecognized tax benefits in the next 12 months.
9. Leases
Our operating leases have terms that expire beginning 2025 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our ROU assets or operating lease liabilities.
The following table presents supplemental operating lease information for operating leases that have commenced.

	Year Ended December 31,
(in millions, except weighted average data)	2024	2023	2022
Operating lease cost	$43.6	$17.1	$16.3
Sublease income	(2.0)	(0.7)	—
Net operating lease cost	$41.6	$16.4	$16.3
Cash paid for amounts included in the measurement of operating lease liabilities	$33.1	$17.9	$16.9

		December 31,
		2024	December 31, 2023
Weighted average remaining lease term		10.8 years	10.8 years
Weighted average discount rate		4.9%	5.1%
Restricted cash related to letters of credit issued in lieu of cash security deposits		$7.8	$7.8

The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of December 31, 2024.

(in millions)	Operating Leases (1)	Sublease Income
Year ending December 31, 2025	$41.8	$(3.5)
Year ending December 31, 2026	58.2	(3.5)
Year ending December 31, 2027	59.1	(3.5)
Year ending December 31, 2028	60.6	(3.5)
Year ending December 31, 2029	60.7	(3.5)
Thereafter	373.9	(5.3)
Total operating lease payments (sublease income)	654.3	$(22.8)
Less accreted interest	158.6
Total operating lease liabilities	495.7
Less current operating lease liabilities included in other current liabilities	40.6
Noncurrent operating lease liabilities	$455.1
New Campus Facility
On February 8, 2022, we entered into a lease agreement for a four-building campus facility to be constructed in San Diego, California, including a six-year option for the construction of a fifth building. This campus facility, comprised of office space and research and development laboratories, now serves as our new corporate headquarters.
The construction of the new campus facility was phased. In connection with the completion of the first phase of construction relating to office space, we recognized ROU assets of $199.0 million and operating lease liabilities of $189.8 million in December 2023. In connection with the completion of the second phase of construction relating to laboratory space, we recognized ROU assets of $258.9 million and operating lease liabilities of $211.7 million in October 2024.
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
Impairment of ROU Assets
During 2024, we reassessed the asset groupings for corporate ROU assets that are actively being marketed for sublease in connection with leased office space that has been vacated as we continue to occupy our new campus facility. For asset groups where impairment was triggered, we used discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups and recognized corresponding impairment charges totaling $14.0 million in 2024, of which $11.3 million and $2.7 million, respectively, was related to the ROU assets and tenant improvements associated with the underlying leased properties. The significant assumptions used in the discounted cash flows models included projected sublease income over the remaining lease term, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflected a market participant's assumptions in valuing the asset groups.
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

On or after January 15, 2024, holders of the 2024 Notes had the ability to convert the 2024 Notes at any time until the close of business on the scheduled trading day immediately preceding May 15, 2024. In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024 in cash. Consequently, the embedded conversion option of the 2024 Notes (the conversion feature) required bifurcation and separate accounting from the 2024 Notes as it no longer qualified for the equity scope exception under ASC 815, Derivatives and Hedging. Upon bifurcation of the conversion feature, we recorded a derivative liability at a fair value of $126.6 million (Level 3) and a corresponding debt discount that was accreted over the remaining term of the 2024 Notes using the straight-line method. Subsequent changes in the fair value of the derivative liability and accretion of the associated debt discount were recorded in other income (expense), net on the consolidated statements of income.
During 2024, holders of the 2024 Notes converted $169.8 million in aggregate principal amount of the 2024 Notes for $308.2 million in cash, reflecting a conversion premium of $138.4 million calculated based on the per share volume-weighted average price (VWAP) for each of the 30 consecutive trading days during the observation period (as more fully described in the 2017 Indenture). The 2024 Notes were settled in full upon maturity on May 15, 2024.
The following table presents a summary of charges recognized in connection with the bifurcation of the conversion feature of the 2024 Notes and conversions of the 2024 Notes by holders during 2024.

(in millions)	Amount
Accretion of debt discount associated with derivative liability	$126.6
Change in fair value of derivative liability	9.6
Loss on extinguishment of convertible senior notes	2.2
Charges associated with convertible senior notes	$138.4
11. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill. Goodwill is included in other noncurrent assets in the consolidated balance sheets.

(in millions)	Amount
Balance as of December 31, 2022	$5.4
Foreign currency translation adjustments	0.4
Balance as of December 31, 2023	5.8
Foreign currency translation adjustments	(0.1)
Balance as of December 31, 2024	$5.7
The following table presents information relating to our recognized intangible assets.

	December 31, 2024			December 31, 2023
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights (1)	$40.5	$7.7	$32.8	$35.9	$4.0	$31.9
Acquired IPR&D	$3.7	$—	3.7	$3.6	$—	3.6
Total intangible assets, net			$36.5			$35.5
_________________________
(1) Developed product rights have a useful life of 10 to 16 years.
(2) Acquired IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of December 31, 2024.

(in millions)	Amount
Year ending December 31, 2025	$3.9
Year ending December 31, 2026	$3.9
Year ending December 31, 2027	$3.9
Year ending December 31, 2028	$3.9
Year ending December 31, 2029	$3.9
Thereafter	$13.3
12. Other Balance Sheet Details
Inventory consisted of the following:

	December 31,
(in millions)	2024	2023
Raw materials	$33.7	$21.5
Work in process	10.9	9.7
Finished goods	12.8	12.3
	57.4	43.5
Less inventory reserves	—	(5.2)
Total inventory	$57.4	$38.3
Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2024	2023
Tenant improvements	$35.9	$38.1
Scientific equipment	95.7	79.6
Computer equipment	38.9	25.2
Furniture and fixtures	18.6	10.9
	189.1	153.8
Less accumulated depreciation	(106.5)	(83.0)
Total property and equipment, net	$82.6	$70.8
Accounts payable and accrued liabilities consisted of the following:

	December 31,
(in millions)	2024	2023
Sales rebates and reserves	$144.2	$139.3
Accrued employee related costs	107.5	86.2
Accrued development costs	50.8	44.3
Current branded prescription drug fee	49.2	45.7
Accounts payable and other accrued liabilities	110.0	133.3
Total accounts payable and accrued liabilities	$461.6	$448.8
Other noncurrent liabilities consisted of the following:

	December 31,
(in millions)	2024	2023
Noncurrent income taxes payable	$160.7	$96.0
Other noncurrent liabilities	5.5	10.3
Total other noncurrent liabilities	$166.2	$106.3

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31,
(in millions)	2024	2023
Cash and cash equivalents	$233.0	$251.1
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$241.0	$259.1
13. Retirement Plan
We have a 401(k) defined contribution savings plan for the benefit of all qualifying employees and permits voluntary contributions by employees up to 60% of base salary limited by the IRS-imposed maximum. Employer contributions were $15.5 million for 2024, $12.5 million for 2023, and $10.3 million for 2022.
14. Segment Reporting and Disaggregation of Relevant Expense Captions
Neurocrine Biosciences operates as a single global business segment dedicated to the research and development, commercialization, and sale of pharmaceuticals primarily in the U.S. for the treatment of neurological, neuroendocrine, and neuropsychiatric disorders. Net product sales from external customers attributed to foreign countries, intra-entity sales, and long-lived assets located outside the U.S. were not significant for 2024, 2023, or 2022. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.
The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as chief operating decision maker (CODM) in assessing segment performance and deciding how to allocate resources on a consolidated basis.
The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of income as consolidated net income. The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.

The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Year Ended December 31,
(in millions)	2024	2023	2022
Revenues	$2,355.3	$1,887.1	$1,488.7
Less:
Cost of revenues	34.0	39.7	23.2
Research and development:
External research and development	343.5	310.0	213.5
Payroll and benefits	236.7	206.7	163.8
Milestones	71.7	0.8	42.7
Other research and development (1)	79.2	47.5	43.8
Total research and development	731.1	565.0	463.8
Acquired in-process research and development	12.5	143.9	—
Selling, general, and administrative	1,007.2	887.6	752.7
Unrealized loss (gain) on equity investments	37.1	(28.4)	(30.8)
Charges associated with convertible senior notes	138.4	—	70.0
Interest income and other, net	(91.0)	(52.8)	(4.1)
Provision for income taxes	144.7	82.4	59.4
Net income	$341.3	$249.7	$154.5
_________________________
(1) Other research and development consists of indirect costs incurred for the benefit of multiple research and development programs, including depreciation, information technology, and other facility-based expenses, such as rent expense.
15. Legal Proceedings
In January 2025, we filed suit in the United States District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking to invalidate one of Spruce’s patents. In addition, we have initiated (1) administrative proceedings against other Spruce patents in the U.S. Patent Office, and (2) both judicial and administrative proceedings against Spruce patents in other jurisdictions.
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
Management has used the framework set forth in the report entitled Internal Control-Integrated Framework (2013 framework) published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024. Ernst & Young, LLP, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which is included herein.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Neurocrine Biosciences, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Neurocrine Biosciences, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Neurocrine Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 10, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
San Diego, California
February 10, 2025

Item 9B. Other Information
During the period from October 1, 2024, to December 31, 2024, our executive officers and directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Stephen A. Sherwin, M.D.	Adoption	11/7/2024	X		13,831	5/7/2025
Director
Jude Onyia, Ph.D.	Adoption	11/18/2024	X		89,090	12/31/2025
Chief Scientific Officer
David W. Boyer	Termination	12/11/2024	X		18,571	2/15/2025
Chief Corporate Affairs Officer
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
Executive Severance Plan
On February 7, 2025, the compensation committee of our board of directors (the Compensation Committee) approved and adopted an Executive Severance Plan (the Severance Plan), pursuant to which executive officers are eligible to participate, including Kyle W. Gano, Ph.D., our President and Chief Executive Officer, Matthew C. Abernethy, our Chief Financial Officer, Eric Benevich, our Chief Commercial Officer, Jude Onyia, Ph.D., our Chief Scientific Officer, and Eiry W. Roberts, M.D., our Chief Medical Officer (each, a Covered Employee, and collectively, the Covered Employees). Pursuant to the Severance Plan, the Covered Employees are eligible to receive the severance benefits described below, contingent upon the respective Covered Employee’s execution of a general release of claims in favor of the Company as further described in the Severance Plan. The severance benefits provided pursuant to the Severance Plan supersede any severance benefits to which the Covered Employees were previously entitled, including pursuant to their respective employment agreements.
The Severance Plan provides that, upon (a) a termination of a Covered Employee’s employment without “cause” (as defined in the Severance Plan) and other than due to death or “disability” (as defined in the Severance Plan) or (b) the Covered Employee’s “resignation for good reason” (as defined in the Severance Plan), in each case outside of the time period beginning with the date on which a “change in control” (as defined in the Severance Plan) occurs and ending 12 months following the change in control, or the “change in control determination period,” the Covered Employee will be entitled to receive: (1) cash severance equal to the product of (x) the sum of (i) the Covered Employee’s annual base salary and (ii) the Covered Employee’s target annual incentive bonus for the year of termination, multiplied by (y) 1 (or 1.5 for Dr. Gano); (2) a cash payment equal to the Covered Employee’s pro rata annual incentive bonus for the year of termination based on actual achievement of the applicable performance goals for such year; (3) payment of premiums for continued coverage under the Company’s group health plans for up to 12 months (or 18 months for Dr. Gano); (4) accelerated vesting of the Covered Employee’s outstanding time-vesting equity awards to the extent such awards were scheduled to vest under their terms based on the Covered Employee’s continued service over the 12-month period (or 15-month period for Dr. Gano) following the date of termination; and (5) vesting of the Covered Employee’s outstanding performance-vesting equity awards to the extent the Compensation Committee determines, in its sole discretion, that the applicable performance goals for such awards have been met as of the date of termination.

In addition, the Severance Plan provides that, upon (a) a termination of a Covered Employee’s employment without “cause” and other than due to death or “disability” or (b) the Covered Employee’s “resignation for good reason, in each case within the change in control determination period, the Covered Employee will be entitled to receive, in lieu of the benefits described above: (1) a cash payment equal to the product of (x) the sum of (i) the Covered Employee’s annual base salary and (ii) the Covered Employee’s target annual incentive bonus for the year of termination, multiplied by (y) 1.5 (or 2 for Dr. Gano); (2) a cash payment equal to the Covered Employee’s pro rata target annual incentive bonus for the year of termination; (3) payment of premiums for continued coverage under the Company’s group health plans for up to 18 months (or 24 months for Dr. Gano); and (4) full vesting acceleration of the Covered Employee’s outstanding equity awards, with performance-vesting equity awards vesting at the greater of (x) the target level of performance or (y) the actual level of performance measured in accordance with the applicable performance goals as of the date of termination, as determined by the Compensation Committee in its sole discretion.
The Severance Plan further provides that, upon the termination of a Covered Employee’s employment due to his or her death or “disability” (as defined in the Severance Plan), the Covered Employee will be entitled to receive full vesting acceleration of the Covered Employee’s outstanding equity awards, with performance-vesting equity awards vesting at the greater of (x) the target level of performance or (y) the actual level of performance measured in accordance with the applicable performance goals as of the date of termination, as determined by the Compensation Committee in its sole discretion.
The foregoing description of the Severance Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Severance Plan, a copy of which is filed as Exhibit 10.26 to this Annual Report on Form 10-K.
Amendment and Restatement of Employment Arrangements
In connection with the adoption of the Severance Plan, and upon the approval by the Compensation Committee, on February 7, 2025, we entered into amended and restated employment agreements (the Amended Employment Agreements) with each of our executive officers, including Dr. Gano, Mr. Abernethy, Mr. Benevich, Dr. Onyia, and Dr. Roberts. The Amended Employment Agreements amend and restate the employment agreements that we previously entered into with our executive officers. Provisions that were amended in include, among other things:
•Each Amended Employment Agreement provides that the executive officer is eligible for severance benefits under the terms and conditions of the Severance Plan and that such benefits supersede the severance benefits set forth in his or her prior employment agreement.
•Pursuant to their respective Amended Employment Agreements, Dr. Gano, Mr. Abernethy, Mr. Benevich, Dr. Onyia, and Dr. Roberts will receive an annual base salary of $920,000, $725,913, $668,690, $720,520 and $731,400, respectively, and will continue to be eligible to receive an annual cash incentive bonus with a target bonus amount equal to 50% (or 100% for Dr. Gano) of his or her base pay earned for the applicable year.
•Each Amended Employment Agreement provides that compensation provided thereunder, under the Severance Plan, or otherwise awarded or paid to the executive officer in connection with his or her employment with the Company will be subject to recoupment in accordance with the following, as applicable: (i) the Neurocrine Biosciences, Inc. Policy for Recoupment of Incentive Compensation, as may be amended from time to time (covering incentive compensation that is received by a covered officer prior to October 2, 2023); (ii) the Neurocrine Biosciences, Inc. Incentive Compensation Recoupment Policy, as may be amended from time to time (covering incentive compensation that is received by a covered officer on or after October 2, 2023); (iii) any clawback policy that we are required to adopt pursuant to the listing standards of any national securities exchange or association on which our securities are listed or as is otherwise required by the Dodd-Frank Wall Street Reform and Consumer Protection Act or other applicable law; and (iv) any other clawback policy that we adopt.
The foregoing is only a brief description of certain terms of the Amended Employment Agreements, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended Employment Agreements, copies of which are filed as Exhibits 10.31 through 10.35 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.
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
Item 11. Executive Compensation
Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this item will be contained in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the SEC within 120 days of December 31, 2024. Such information is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report.
1. List of Financial Statements. The following are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022
Notes to the Consolidated Financial Statements
2. List of all Financial Statement schedules. All schedules are omitted because they are not applicable, or the required information is shown in the Financial Statements or notes thereto.
3. List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.
(b) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2024

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

4.2	Description:	Indenture, dated as of May 2, 2017, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.3	Description:	First Supplemental Indenture, dated as of December 22, 2021, by and between the Company and U.S. Bank National Association, as Trustee
	Reference:	Incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

4.4	Description:	Form of Note representing the Company’s 2.25% Convertible Notes due 2024
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on May 2, 2017

4.5	Description:	Description of Common Stock of the Company
	Reference:	Incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K filed on February 7, 2020

19.1	Description:	Neurocrine Biosciences, Inc. Insider Trading Policy

21.1	Description:	Subsidiaries of the Company

23.1	Description:	Consent of Independent Registered Public Accounting Firm

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97+	Description:	Neurocrine Biosciences, Inc. Clawback Policy
	Reference:	Incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K filed on February 9, 2024

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)

Collaboration and License Agreements:

10.1*	Description:	Collaboration Agreement dated June 15, 2010, by and between Abbott International Luxembourg S.a.r.l. and the Company as amended on August 31, 2011
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.2*	Description:	First Amendment to Collaboration and License Agreement Dated August 31, 2011 between the Company and Abbott International Luxemburg S.a.r.l.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.3*	Description:	Collaboration and License Agreement dated March 31, 2015 between Mitsubishi Tanabe Pharma Corporation and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on May 5, 2021

10.4*	Description:	Collaboration and License Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company

10.5	Description:	Stock Purchase Agreement dated January 28, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K filed on February 7, 2019

10.6	Description:	Amendment No. 1 to Collaboration and License Agreement dated June 14, 2019 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2019

10.7*	Description:	Exclusive License Agreement dated June 12, 2020 between Takeda Pharmaceutical Company Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2020

10.8*	Description:	Collaboration and License Agreement dated November 22, 2021 between Heptares Therapeutics Limited and the Company
	Reference:	Incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

10.9*	Description:	Collaboration and License Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023
10.10*	Description:	First Amendment to the Collaboration and License Agreement, effective April 3, 2024, between the Company and Voyager Therapeutics, Inc.
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 1, 2024

10.11	Description:	Stock Purchase Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023

10.12	Description:	Amended and Restated Investor Agreement dated January 8, 2023 between Voyager Therapeutics, Inc. and the Company
	Reference:	Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on May 3, 2023

Equity Plans and Related Agreements:

10.13+	Description:	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024

10.14+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on June 1, 2015

10.15+	Description:	Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024

10.16+	Description:
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for grants on or after February 13, 2024 made under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024

10.17+	Description:	Form of Stock Option Grant Notice and Option Agreement for grants made to Kevin Gorman on or after February 13, 2024 made under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on May 1, 2024

10.18+	Description:	Neurocrine Biosciences, Inc. Inducement Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 13, 2018

10.19+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan, and Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the Neurocrine Biosciences, Inc. Inducement Plan

	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 29, 2015

10.20+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 4, 2022

10.21+	Description:
Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, and Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

	Reference:	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed on February 11, 2022

10.22+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024

10.23+	Description:	Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024

10.24+	Description:	Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024

10.25+	Description:	Form of Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2011 Equity Incentive Plan, as amended
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on October 30, 2024

Agreements with Officers and Directors:

10.26+	Description:	Neurocrine Biosciences, Inc. Executive Severance Plan effective February 7, 2025

10.27+	Description:	Form of Indemnity Agreement entered into between the Company and its officers and directors
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.28+	Description:	Amended and Restated Employment Agreement effective August 1, 2007 between the Company and Kevin C. Gorman, Ph.D.
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2007

10.29+	Description:	Form of Amendment to Employment Agreement for executive officers, effective as of December 15, 2010
	Reference:	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on February 11, 2008

10.30+	Description:	Amended and Restated Employment Agreement effective October 11, 2024 between the Company and Kyle W. Gano, Ph.D.

10.31+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Kyle W. Gano, Ph.D.

10.32+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Matthew C. Abernethy

10.33+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Eric Benevich

10.34+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Jude Onyia

10.35+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Eiry W. Roberts

Agreements Related to Real Property:

10.36	Description:	Amended and Restated Lease dated November 1, 2011 between the Company and Kilroy Realty, L.P.
	Reference:	Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on January 18, 2012

10.37	Description:	First Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated June 5, 2017
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 3, 2017

10.38	Description:	Second Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P., dated October 12, 2017
	Reference:	Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on November 1, 2017

10.39	Description:	Third Amendment to Amended and Restated Lease between the Company and Kilroy Realty, L.P. dated August 7, 2019
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 4, 2019

10.40	Description:	Commercial Lease dated February 8, 2022, by and between the Company and Gemdale Aperture Phase I, LLC
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on May 4, 2022

+	Management contract or compensatory plan or arrangement.

*	Certain information in this exhibit has been omitted pursuant to Item 601 of Regulation S-K.

**	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of Neurocrine Biosciences, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

NEUROCRINE BIOSCIENCES, INC.
(Registrant)

By:	/s/ Kyle W. Gano
Kyle W. Gano
Chief Executive Officer

Date:	February 10, 2025

By:	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer

Date:	February 10, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kyle W. Gano and Matthew C. Abernethy, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power of authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 10, 2025:

Signature	Title

/s/ Kyle W. Gano	Chief Executive Officer and Director
Kyle W. Gano, Ph.D.	(Principal Executive Officer)

/s/ Matthew C. Abernethy	Chief Financial Officer
Matthew C. Abernethy	(Principal Financial and Accounting Officer)

/s/ William H. Rastetter	Chairman of the Board of Directors
William H. Rastetter, Ph.D.

/s/ Kevin C. Gorman	Director
Kevin C. Gorman, Ph.D.

/s/ Gary A. Lyons	Director
Gary A. Lyons

/s/ Johanna Mercier	Director
Johanna Mercier

/s/ George J. Morrow	Director
George J. Morrow

/s/ Leslie V. Norwalk	Director
Leslie V. Norwalk

/s/ Christine A. Poon	Director
Christine A. Poon

/s/ Richard F. Pops	Director
Richard F. Pops

/s/ Shalini Sharp	Director
Shalini Sharp

/s/ Stephen A. Sherwin	Director
Stephen A. Sherwin, M.D.