Form 10-Q
period 2025-03-31
NEUROCRINE BIOSCIENCES INC
filed 2025-05-05
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 98,965,820 as of April 30, 2025.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$194.1	$233.0
Available-for-sale debt securities	749.4	843.1
Accounts receivable	516.0	479.1
Inventory	59.1	57.4
Other current assets	119.3	112.1
Total current assets	1,637.9	1,724.7
Deferred tax assets	499.4	485.7
Available-for-sale debt securities	815.3	739.5
Right-of-use assets	502.2	509.4
Equity investments	94.2	124.8
Property and equipment, net	87.0	82.6
Intangible assets, net	36.4	36.5
Other noncurrent assets	15.3	15.5
Total assets	$3,687.7	$3,718.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$475.2	$461.6
Other current liabilities	47.7	46.1
Total current liabilities	522.9	507.7
Noncurrent operating lease liabilities	447.5	455.1
Other noncurrent liabilities	181.6	166.2
Total liabilities	1,152.0	1,129.0

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 99.0 and 99.4 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,531.9	2,554.6
Accumulated other comprehensive income	9.0	5.8
(Accumulated deficit) Retained earnings	(5.3)	29.2
Total stockholders’ equity	2,535.7	2,589.7
Total liabilities and stockholders’ equity	$3,687.7	$3,718.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Revenues:
Net product sales	$563.7	$509.0
Collaboration revenues	8.9	6.3
Total revenues	572.6	515.3
Operating expenses:
Cost of revenues	9.2	7.5
Research and development	263.2	159.4
Acquired in-process research and development	0.1	6.0
Selling, general, and administrative	276.5	243.1
Total operating expenses	549.0	416.0
Operating income	23.6	99.3
Other (expense) income:
Unrealized (loss) gain on equity investments	(30.6)	1.6
Charges associated with convertible senior notes	—	(88.7)
Investment income and other, net	21.7	22.3
Total other expense, net	(8.9)	(64.8)
Income before provision for income taxes	14.7	34.5
Provision for (Benefit from) income taxes	6.8	(8.9)
Net income	$7.9	$43.4
Foreign currency translation adjustments, net of tax	1.5	(0.5)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	1.7	(3.2)
Comprehensive income	$11.1	$39.7
Earnings per share:
Basic	$0.08	$0.43
Diluted	$0.08	$0.42
Weighted-average shares outstanding:
Basic	99.7	99.8
Diluted	102.5	103.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at December 31,2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
Net income	—	—	—	—	7.9	7.9
Other comprehensive income, net of tax	—	—	—	3.2	—	3.2
Stock-based compensation expense	—	—	52.8	—	—	52.8
Issuances of common stock under stock plans	1.2	—	32.1	—	—	32.1
Repurchases of common stock	(1.6)	—	(107.6)	—	(42.4)	(150.0)
Balance at March 31, 2025	99.0	$0.1	$2,531.9	$9.0	$(5.3)	$2,535.7

Balance at December 31,2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	43.4	43.4
Other comprehensive loss, net of tax	—	—	—	(3.7)	—	(3.7)
Stock-based compensation expense	—	—	44.5	—	—	44.5
Issuances of common stock under stock plans	1.9	—	69.9	—	—	69.9
Balance at March 31, 2024	100.6	$0.1	$2,496.4	$3.3	$(113.7)	$2,386.1
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$7.9	$43.4
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	52.8	44.5
Charges associated with convertible senior notes	—	88.7
Depreciation	6.6	5.3
Accretion of discount on available-for-sale debt securities, net	(4.6)	(7.1)
Amortization of intangible assets	1.0	0.9
Changes in fair values of equity investments	30.6	(1.6)
Deferred income taxes	(13.7)	(15.6)
Other	7.9	3.4
Change in operating assets and liabilities:
Accounts receivable	(36.9)	(11.3)
Inventory	(1.7)	1.1
Accounts payable and accrued liabilities	12.4	(18.6)
Other assets and liabilities, net	2.5	(2.8)
Cash flows from operating activities	64.8	130.3

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(273.2)	(320.1)
Sales and maturities of available-for-sale debt securities	298.1	276.3
Capital expenditures	(10.7)	(11.2)
Cash flows from investing activities	14.2	(55.0)

Cash flows from financing activities:
Issuances of common stock under benefit plans	32.1	69.9
Repurchases of common stock	(150.0)	—
Cash flows from financing activities	(117.9)	69.9
Change in cash, cash equivalents and restricted cash	(38.9)	145.2
Cash, cash equivalents and restricted cash at beginning of period	241.0	259.1
Cash, cash equivalents and restricted cash at end of period	$202.1	$404.3

Supplemental disclosures:
Accrued capital expenditures	$2.7	$1.1
Cash paid for income taxes	$0.6	$0.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Organization and Significant Accounting Policies
Basis of Presentation
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K (the 2024 Form 10-K) filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
There were no significant changes to our significant accounting policies as disclosed in the 2024 Form 10-K.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. We adopted ASU 2023-07 for annual reporting periods beginning January 1, 2024 and interim reporting periods beginning January 1, 2025. The adoption of ASU 2023-07 had no significant impact on our financial statement disclosures.
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
Nxera Pharma UK Limited (Nxera)
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
Under the terms of the agreement, Nxera may be entitled to receive potential future payments of up to $2.5 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product.
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
Takeda Pharmaceutical Company Limited (Takeda)
In 2020, we entered into an exclusive license agreement with Takeda (the 2020 Takeda Agreement), pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1070770, osavampator (formerly NBI-1065845), NBI-1065846, and three non-clinical stage compounds. Pursuant to the 2020 Takeda Agreement, osavampator was designated as a profit-share product, meaning we and Takeda would equally share in the operating profits and losses. Takeda also retained the right to opt-out of the profit-sharing arrangement, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to osavampator and receive royalties on the future net sales of osavampator (in lieu of equally sharing in the operating profits and losses).
In October 2024, we provided Takeda with written notice of termination of the license under the 2020 Takeda Agreement to develop and commercialize luvadaxistat and NBI-1065846, which became effective in April 2025. In January 2025, we and Takeda amended and restated the exclusive license agreement (the Restated Takeda Agreement) to, among other things, reflect the conversion from sharing operating profits and losses with respect to the development and commercialization of osavampator to a royalty-bearing license, the return of rights to osavampator in Japan to Takeda, and our previous termination of DAAO inhibitors under the 2020 Takeda Agreement, including luvadaxistat, and GPR139 agonists, including NBI-1065846.

Under the Restated Takeda Agreement, we will retain exclusive rights to develop and commercialize osavampator for all indications in all territories worldwide except Japan, where Takeda will reacquire exclusive development and commercialization rights. In addition, each party is responsible for development costs for osavampator in its respective territory, and each party is eligible to receive royalty payments based on the other party’s net sales of osavampator in the other party’s territory. Pursuant to the Restated Takeda Agreement and upon the successful development and commercialization of osavampator, we will incur tiered based royalties payable to Takeda in the mid-to-upper teens in the U.S. and low double-digits outside of the U.S. on a blended basis as a percentage of net sales. Additionally, we are entitled to receive royalties from Takeda on the future net sales of osavampator in Japan.
In connection with the initiation of a Phase 3 clinical study for osavampator in major depressive disorder, we expensed a milestone of $37.5 million payable to Takeda as research and development (R&D) in the first quarter of 2025. The milestone was paid in the second quarter of 2025.
Takeda may be entitled to receive potential future payments of up to $0.7 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any royalty-bearing product.
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
We may terminate the Restated Takeda Agreement in its entirety or in one or more (but not all) of the U.S., Japan, the European Union and the United Kingdom, or, collectively, the major markets, upon six months’ written notice to Takeda (i) with respect to all licensed products prior to the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes, as defined in the Restated Takeda Agreement, prior to the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. We may terminate the Restated Takeda Agreement in its entirety or in one or more (but not all) of the major markets upon 12 months’ written notice to Takeda (i) with respect to all licensed products following the first commercial sale of the first licensed product for which first commercial sale occurs, or (ii) with respect to all licensed products in one or more given target classes following the first commercial sale of the first licensed product in such target class for which first commercial sale occurs. Takeda may terminate the Restated Takeda Agreement, subject to specified conditions, (i) if we challenge the validity or enforceability of certain Takeda intellectual property rights or (ii) on a target class-by-target class basis, in the event that we do not conduct any material development or commercialization activities with respect to any licensed product within such target class for a specified continuous period. Subject to a cure period, either party may terminate the Restated Takeda Agreement in the event of any material breach, solely with respect to the target class of a licensed product to which such material breach relates, or in its entirety in the event of any material breach that relates to all licensed products, or if either party challenges the validity or enforceability of certain intellectual property rights.
Xenon Pharmaceuticals Inc. (Xenon)
In 2019, we entered into a collaboration and license agreement with Xenon to identify, research and develop sodium channel inhibitors, including NBI-921352 and three preclinical candidates, which compounds we have the exclusive rights to develop and commercialize. In connection with the agreement, we purchased 1.4 million shares (at $14.196 per share) of Xenon common stock in 2019, 0.3 million shares (at $19.9755 per share) of Xenon common stock in 2021, and 0.3 million shares (at $31.855 per share) of Xenon common stock in 2022. We are responsible for all development and manufacturing costs of any collaboration product, subject to certain exceptions.
In connection with the initiation of a Phase 1 clinical study for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6, as a potential treatment of certain types of epilepsy, we expensed a milestone of $7.5 million payable to Xenon as R&D in the first quarter of 2025. The milestone was paid in the second quarter of 2025.
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
Voyager Therapeutics, Inc. (Voyager)
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
2023 Voyager Agreement
In 2023, we entered into a collaboration and license agreement with Voyager, which we amended in April 2024 (as amended, the 2023 Voyager Agreement), pursuant to which we acquired the global rights to the gene therapy products directed to the gene that encodes glucosylceramidase beta 1 (GBA1) for the treatment of Parkinson's disease and other diseases associated with GBA1 (the GBA1 Program), and three gene therapy programs directed to rare central nervous system (CNS) targets, each enabled by Voyager's next-generation TRACERTM capsids. With respect to collaboration products subject to the GBA1 Program, we are responsible for all development and commercialization costs of any such products, including in the U.S., where Voyager retains certain co-development and co-commercialization rights. Voyager may elect to exercise such rights, pursuant to which we and Voyager would equally share in the operating profits and losses of such products in the U.S. (in lieu of Voyager being entitled to receive potential future payments of certain event-based milestones upon their achievement in the U.S. and receive royalties on the future net sales of such products in the U.S.), following Voyager’s receipt of the top-line data from a first clinical trial Parkinson’s disease. However, if we and Voyager elect to focus on an indication other than Parkinson’s disease prior to Voyager’s receipt of top-line data from a first clinical trial for Parkinson’s disease, then Voyager may elect to exercise such co-development and co-commercialization rights after the later of: (i) Voyager’s receipt of top-line data from the first clinical trial of a product that is the subject of the GBA1 Program or (ii) the date we and Voyager decide not to pursue Parkinson’s disease as an indication for development under the GBA1 Program. Irrespective of Voyager’s election to exercise such rights, Voyager may be entitled to receive potential future payments upon the achievement of certain event-based milestones outside the U.S. and would be entitled to receive royalties on the future net sales of any such product outside the U.S. With respect to collaboration products subject to the three gene therapy programs directed to rare CNS targets, we are responsible for all development and commercialization costs for any such products. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine Biosciences, was appointed to Voyager's board of directors. Dr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement.

In connection with the 2023 Voyager Agreement, we purchased 4.4 million shares (at $8.88 per share) of Voyager common stock (the 2023 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement. Our equity investment in Voyager became subject to the equity method of accounting, and Voyager became a related party, following our purchase of the 2023 Voyager Shares, after which, together with the 2019 Voyager Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our equity investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates.
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
Sanofi S.A. (Sanofi)
In 2014, we entered into a license agreement with Sanofi, pursuant to which we acquired the global rights to develop and commercialize certain corticotropin-releasing factor type 1 receptor (CRF1) antagonists, including crinecerfont. We launched CRENESSITYTM (crinecerfont) in the U.S. as a first-in-class U.S. Food and Drug Administration (FDA)-approved treatment of classic congenital adrenal hyperplasia (CAH) in December 2024. We are responsible for all manufacturing, development, and commercialization costs of any licensed product.
Under the terms of our license agreement with Sanofi, Sanofi may be entitled to receive potential future payments of up to $10.0 million upon the achievement of certain event-based milestones and is entitled to receive royalties at tiered percentage rates ranging from 3.0% to 5.0% on our future net sales of CRENESSITY in the U.S. for the longer of 16 years or the life of the related patent rights.
Mitsubishi Tanabe Pharma Corporation (MTPC)
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
AbbVie Inc. (AbbVie)
In 2010, we out-licensed the global rights to elagolix to AbbVie. AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of moderate to severe pain associated with endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. AbbVie is responsible for all development and commercialization costs of elagolix.
Under the terms of our license agreement with AbbVie, we may be entitled to receive potential future payments of up to $366.0 million upon the achievement of certain event-based milestones and are entitled to receive royalties at tiered percentage rates on future AbbVie net sales of elagolix for the longer of 10 years or the life of the related patent rights. We recognized royalty revenue of $6.7 million and $3.0 million, respectively, on AbbVie net sales of elagolix for the first quarter of 2025 and 2024. AbbVie may terminate the agreement upon 180 days’ written notice to us. In such event, all out-licensed product rights would revert to us.

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
The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	March 31, 2025			December 31, 2024
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$194.1	$194.1	$—	$233.0	$233.0	$—
Available-for-sale debt securities	1,564.7	—	1,564.7	1,582.6	—	1,582.6
Equity investments	94.2	94.2	—	124.8	124.8	—
	$1,853.0	$288.3	$1,564.7	$1,940.4	$357.8	$1,582.6
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, investments in available-for-sale debt securities, and accounts receivable.
To minimize the risks related to cash and cash equivalents and investments in available-for-sale debt securities, we have established guidelines related to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards, and limits the credit exposure of any single issuer.
As of March 31, 2025 and December 31, 2024, we held available-for-sale debt securities with a total fair value of $317.3 million and $458.7 million, respectively, that were in unrealized loss positions totaling $0.6 million and $1.7 million, respectively. Available-for-sale debt securities that had been in unrealized loss positions for longer than twelve months were not significant as of March 31, 2025 or December 31, 2024. Unrealized losses on available-for-sale debt securities are primarily caused by changes in interest rates. Our investments in available-for-sale debt securities are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before their maturity. Accrued interest receivables on available-for-sale debt securities totaled $14.5 million and $14.4 million, respectively, as of March 31, 2025 and December 31, 2024 and are included in other current assets on the condensed consolidated balance sheets. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment.
To minimize the risks related to accounts receivable, which are typically unsecured, we monitor the financial performance and creditworthiness of our customers so that we can properly assess and respond to changes in their credit profiles.
The following table presents the percent of total gross product sales for each of our customers who individually accounted for 10% or more of total gross product sales.

	Three Months Ended March 31,
(in millions)	2025	2024
Customer A	41%	43%
Customer B	30%	28%
Customer C	14%	14%

The following table presents the percent of total accounts receivable for each of our customers who individually accounted for 10% or more of total accounts receivable.

(in millions)	March 31, 2025	December 31, 2024
Customer A	45%	41%
Customer B	31%	37%
Customer C	11%	11%
Customer D	10%	< 10%
4. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Net income - basic and diluted	$7.9	$43.4
Weighted-average common shares outstanding:
Basic	99.7	99.8
Effect of dilutive securities	2.8	3.8
Diluted	102.5	103.6
Earnings per share:
Basic	$0.08	$0.43
Diluted	$0.08	$0.42

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	3.3	1.7
5. Leases
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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Three Months Ended March 31,
(in millions, except weighted average data)	2025	2024
Operating lease cost	$16.5	$9.4
Sublease income	(0.9)	(0.4)
Net operating lease cost	$15.6	$9.0
Cash paid for amounts included in the measurement of operating lease liabilities	$9.3	$6.1

	March 31,
	2025	2024
Weighted average remaining lease term	10.6 years	10.6 years
Weighted average discount rate	4.9%	5.1%
Restricted cash related to letters of credit issued in lieu of cash security deposits	$7.8	$7.8

The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of March 31, 2025.

(in millions)	Operating Leases (1)	Sublease Income
2025 (9 months remaining)	$32.5	$(2.6)
2026	58.3	(3.5)
2027	59.2	(3.5)
2028	60.7	(3.5)
2029	60.8	(3.5)
Thereafter	374.4	(5.4)
Total operating lease payments (sublease income)	645.9	$(22.0)
Less imputed interest	152.8
Total operating lease liabilities	493.1
Less current operating lease liabilities included in other current liabilities	45.6
Noncurrent operating lease liabilities	$447.5
_________________________
(1) Amounts presented in the table above exclude $0.9 million for 2025, $1.7 million for 2026, and $0.9 million for 2027 of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.
6. Stockholders’ Equity
Share Repurchases
In February 2025, our Board of Directors authorized a new share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. Under the 2025 Repurchase Program, we repurchased 1.4 million shares on the open market for a cost of $150.0 million during the first quarter of 2025. As of March 31, 2025, we had $350.0 million remaining under the 2025 Repurchase Program.
Under the 2025 Repurchase Program, share repurchases may be made from time to time at management's discretion through a variety of methods, such as open-market transactions including pre-set trading plans, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. Shares repurchased under the 2025 Repurchase Program are retired immediately, resulting in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares for both basic and diluted earnings per share, and included in the category of authorized but unissued shares. The excess of the purchase price over the par value of the common shares was recorded as a reduction to additional paid-in capital.
In November 2024, we entered into an accelerated share repurchase transaction (the 2024 Repurchase Program) with a third-party financial institution to repurchase an aggregate of $300.0 million of our common stock. Shares repurchased under the 2024 Repurchase Program were retired immediately upon receipt, resulting in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares for both basic and diluted earnings per share in the period received, and included in the category of authorized but unissued shares. At inception, we paid the financial institution $300.0 million using cash on hand and took initial delivery of 2.0 million shares in November 2024. The fair market value of the 2.0 million initial shares received was $240.5 million, with the excess of the fair market value over the par value of the initial shares received recorded as reductions to retained earnings and additional paid-in capital. The remaining $59.5 million of the repurchase price was recorded as a reduction to additional paid-in capital. The 2024 Repurchase Program was completed in February 2025, at which time we received an additional 0.3 million shares upon settlement, with the excess of the fair market value over the par value of the settlement shares received recorded as an increase to additional paid-in capital and a reduction to retained earnings. In total, we repurchased 2.3 million shares under the 2024 Repurchase Program at an average price of $131.83 per share, which represents the daily volume-weighted average price of our common stock over the term of the transaction, less a negotiated discount.
The following table presents information relating to purchases of our common stock.

	Three Months Ended March 31,
(in millions, except per share data)	2025	2024
Total number of shares repurchased	1.6	—
Amount repurchased	$209.5	$—
Average price per share	$128.03	$—

7. Intangible Assets
The following table presents information relating to our recognized intangible assets.

	March 31, 2025			December 31, 2024
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights (1)	$41.6	$9.0	$32.6	$40.5	$7.7	$32.8
Acquired IPR&D (2)	$3.8	$—	3.8	$3.7	$—	3.7
Total intangible assets, net			$36.4			$36.5
_________________________
(1) Developed product rights have a useful life of 10 to 16 years.
(2) Acquired IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts.
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of March 31, 2025.

(in millions)	Amount
Year ending December 31, 2025 (9 months remaining)	$3.0
Year ending December 31, 2026	$4.0
Year ending December 31, 2027	$4.0
Year ending December 31, 2028	$4.0
Year ending December 31, 2029	$4.0
Thereafter	$13.6
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
In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024 in cash. Consequently, the embedded conversion option of the 2024 Notes (the conversion feature) required bifurcation and separate accounting from the 2024 Notes as it no longer qualified for the equity scope exception under ASC 815, Derivatives and Hedging. Upon bifurcation of the conversion feature in the first quarter of 2024, we recorded a derivative liability at a fair value of $126.6 million (Level 3) and a corresponding debt discount that was accreted over the remaining term of the 2024 Notes using the straight-line method. Subsequent changes in the fair value of the derivative liability and accretion of the associated debt discount were recorded in other expense, net on the condensed consolidated statements of income and comprehensive income.
The following table presents a summary of charges recognized in connection with the bifurcation of the conversion feature of the 2024 Notes in the first quarter of 2024.

(in millions)
Accretion of debt discount associated with derivative liability	$79.1
Change in fair value of derivative liability	9.6
Charges associated with convertible senior notes	$88.7
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

9. Other Balance Sheet Details
Inventory consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$31.9	$33.7
Work in process	13.8	10.9
Finished goods	13.6	12.8
	59.3	57.4
Less inventory reserves	(0.2)	—
Total inventory	$59.1	$57.4
Prior to FDA approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as R&D in the period incurred. As a result, our physical inventories as of March 31, 2025 and December 31, 2024 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory values as of March 31, 2025 and December 31, 2024.
Accounts payable and accrued liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Sales rebates and reserves	$154.6	$144.2
Accrued development costs (including unpaid development milestones)	89.7	50.8
Accrued employee related costs	57.5	107.5
Current branded prescription drug fee	38.0	49.2
Current income taxes payable	25.4	10.0
Accounts payable and other accrued liabilities	110.0	99.9
Total accounts payable and accrued liabilities	$475.2	$461.6
Other noncurrent liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Noncurrent income taxes payable	$166.0	$160.7
Other noncurrent liabilities	15.6	5.5
Total other noncurrent liabilities	$181.6	$166.2
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$194.1	$396.3
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$202.1	$404.3
10. Segment Reporting and Disaggregation of Relevant Expense Captions
Neurocrine Biosciences operates as a single global business segment dedicated to the research and development, commercialization, and sale of pharmaceuticals primarily in the U.S. for the treatment of neurological, neuroendocrine, and neuropsychiatric disorders. There were no changes to the accounting policies of the segment as disclosed in the 2024 Form 10-K.
The determination of a single business segment is consistent with the consolidated financial information regularly reviewed by the Chief Executive Officer as chief operating decision maker (CODM) in assessing segment performance and deciding how to allocate resources on a consolidated basis.

The CODM assesses performance for the segment and decides how to allocate resources based on net income that also is reported on the consolidated statements of income and comprehensive income as consolidated net income. The CODM uses net income to monitor budget and forecast versus actual results in assessing segment performance and to evaluate income generated from segment assets in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Three Months Ended March 31,
(in millions)	2025	2024
Revenues:
INGREZZA net product sales	$545.2	$506.0
CRENESSITY net product sales	14.5	—
Other revenues (1)	12.9	9.3
Total revenues	572.6	515.3
Less:
Cost of revenues	9.2	7.5
Research and development:
External research and development	107.9	77.6
Payroll and benefits	75.0	57.6
Milestones	45.4	6.1
Other research and development (2)	34.9	18.1
Total research and development	263.2	159.4
Acquired in-process research and development	0.1	6.0
Selling, general, and administrative	276.5	243.1
Unrealized loss (gain) on equity investments	30.6	(1.6)
Charges associated with convertible senior notes	—	88.7
Interest income and other, net	(21.7)	(22.3)
Provision for (Benefit from) income taxes	6.8	(8.9)
Net income	$7.9	$43.4
_________________________
(1) Other revenues primarily consist of net product sales for ALKINDI and EFMODY and royalties earned on AbbVie net sales of elagolix and MTPC net sales of valbenazine.
(2) Other research and development consists of indirect costs incurred for the benefit of multiple research and development programs, including facility-based expenses (such as rent expense) and other overhead allocations.
11. Legal Proceedings
In March 2025, we received a notice from Zydus Lifesciences Global FZE (Zydus FZE) that it had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA SPRINKLE (valbenazine). The ANDA contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA SPRINKLE are invalid and/or will not be infringed by Zydus FZE’s importation, manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in April 2025 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus FZE, Zydus Worldwide DMCC, Zydus Lifesciences Limited, and Zydus Healthcare (USA) LLC (collectively, Zydus). We also filed suit in the U.S. District Court for the District of New Jersey in April 2025 against Zydus seeking to prevent Zydus from selling a generic version of INGREZZA SPRINKLE.
In January 2025, we filed suit in the United States District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking to invalidate one of Spruce’s patents. In addition, we have initiated (1) administrative proceedings against another Spruce patent in the U.S. Patent and Trademark Office, and (2) both judicial and administrative proceedings against Spruce patents in other jurisdictions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neuropsychiatric, neurological, and neuroendocrine disorders.
Our portfolio of products includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia (TD), chorea associated with Huntington's disease, classic congenital adrenal hyperplasia (CAH), and endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie). In addition, we have a diversified portfolio of multiple compounds in mid- to late-phase development across our core therapeutic areas and an expanding early-phase pipeline that includes a range of modalities including small molecules, peptides, proteins, antibodies, and gene therapy.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of TD in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023 and launched CRENESSITYTM (crinecerfont) in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
We estimate that TD affects approximately 800,000 people in the U.S., that approximately 90% of the 40,000 people in the U.S. affected by Huntington’s disease will develop chorea, and that CAH affects at least 20,000 people in the U.S. Key elements of our commercial strategy include maximizing the opportunities in INGREZZA and CRENESSITY through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations, and to lead the evolving understanding of vesicular monoamine transporter 2 (VMAT2) biology and its role in disease. INGREZZA net product sales totaled $545.2 million and $506.0 million, respectively, for the first quarter of 2025 and 2024 and accounted for substantially all of our total net product sales during each of these reporting periods. CRENESSITY net product sales totaled $14.5 million for the first quarter of 2025.
Our partner Mitsubishi Tanabe Pharma Corporation (MTPC) launched DYSVAL® (valbenazine) in Japan for the treatment of TD in June 2022 and subsequently in other select Asian markets, where it is marketed as REMLEAS® (valbenazine). We receive royalties at tiered percentage rates on MTPC net sales of valbenazine.
Our partner AbbVie launched ORILISSA® (elagolix tablets) in the U.S. for the treatment of endometriosis in August 2018 and ORIAHNN® (elagolix, estradiol and norethindrone acetate capsules and elagolix capsules) in the U.S. for the treatment of heavy menstrual bleeding due to uterine fibroids in June 2020. We receive royalties at tiered percentage rates on AbbVie net sales of elagolix.
Business Highlights
•In February 2025, our Board of Directors authorized a new share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million accelerated repurchase program (the 2024 Repurchase Program) that was announced in October 2024 and completed in February 2025. During the first quarter of 2025, we repurchased 1.4 million shares on the open market under the 2025 Repurchase Program and received an additional 0.3 million shares upon settlement of the 2024 Repurchase Program in February 2025.
•In January 2025, we received Centers for Medicare and Medicaid Services (CMS) notification that INGREZZA qualifies for the small biotech exception under the Medicare Drug Price Negotiation Program, which provides exemption from selection until 2027 for initial price applicability in 2029. In addition, in April 2025, we expanded formulary access for INGREZZA, significantly improving coverage to now include two-thirds of TD and Huntington's disease Medicare beneficiaries.
•Appointed Sanjay Keswani, M.D., as Chief Medical Officer (CMO) and member of the Company's executive management team effective June 2, 2025.

Pipeline Highlights
•Initiated a Phase 3 clinical study for osavampator (formerly NBI-1065845) in major depressive disorder (MDD), which resulted in the expense of a $37.5 million milestone payable to Takeda Pharmaceutical Company Limited (Takeda) as research and development (R&D) in the first quarter of 2025 and payment in the second quarter of 2025.
•Initiated a Phase 1 clinical study for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6, as a potential treatment of certain types of epilepsy, which resulted in the expense of a $7.5 million milestone payable to Xenon Pharmaceuticals Inc. (Xenon) as R&D in the first quarter of 2025 and payment in the second quarter of 2025.
•Initiated a Phase 1 clinical study for NBI-1140675, an investigational, oral, selective second-generation small molecule VMAT2 inhibitor in development for the potential treatment of certain neurological and neuropsychiatric conditions.
•Announced top-line data from a Phase 4 study, KINECT-PRO™, demonstrating clinically meaningful and sustained effects of INGREZZA capsules on the physical, social, and emotional impacts experienced by patients living with TD, irrespective of TD severity or underlying psychiatric condition.
•Initiated a Phase 3 clinical study for NBI-1117568 in the second quarter of 2025, which triggered a milestone of $15.0 million payable to Nxera Pharma UK Limited upon initiation of the Phase 3 study.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
Revenues
Net Product Sales

	Three Months Ended March 31,
(in millions)	2025	2024
INGREZZA	$545.2	$506.0
CRENESSITY	14.5	—
Other	4.0	3.0
Total net product sales	$563.7	$509.0
Compared with the comparable period last year, the increase primarily reflected increased net product sales of INGREZZA, driven by underlying patient demand and improved gross-to-net dynamics, and CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
Collaboration Revenues

	Three Months Ended March 31,
(in millions)	2025	2024
Royalties	$8.2	$4.1
Other	0.7	2.2
Total collaboration revenues	$8.9	$6.3
Total collaboration revenues for all periods presented primarily reflected royalties earned on AbbVie net sales of elagolix and MTPC net sales of valbenazine.
Operating Expenses
Cost of Revenues

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of revenues	$9.2	$7.5
Compared with the comparable period last year, the increase primarily reflected increased net product sales of INGREZZA and increased royalties payable on net product sales of CRENESSITY.

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

	Three Months Ended March 31,
(in millions)	2025	2024
Late stage	$35.3	$24.2
Early stage	21.7	27.2
Research and discovery	50.9	26.2
Milestones	45.4	6.1
Payroll and benefits	75.0	57.6
Facilities and other	34.9	18.1
Total research and development	$263.2	$159.4
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
Compared with the comparable period last year, the increase primarily reflected increased investment in the Phase 3 programs for osavampator in MDD and NBI-1117568 in schizophrenia, partially offset by the successful completion of the Phase 3 program for crinecerfont in CAH.
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
Compared with the comparable period last year, the decrease primarily reflected the successful completions of the Phase 2 programs for osavampator in MDD and NBI-1117568 in schizophrenia and lower spend on early-stage epilepsy programs, partially offset by increased investment in certain early-stage muscarinic programs.
Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, the increase reflected increased investments in gene therapy and other preclinical development programs.
Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under our collaborative arrangements.
Compared with the comparable period last year, the increase primarily reflected first quarter 2025 expenses of $37.5 million and $7.5 million, respectively, for development milestones achieved under our collaborations with Takeda and Xenon.
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
Compared with the comparable period last year, the increase primarily reflected higher headcount and a $6.0 million increase in non-cash stock-based compensation expense.
Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including facility-based expenses (such as rent expense) and other overhead allocations.
Compared with the comparable period last year, the increase primarily reflected increased facility-based expenses related to our new campus facility.

Selling, General, and Administrative

	Three Months Ended March 31,
(in millions)	2025	2024
Selling, general, and administrative	$276.5	$243.1
Compared with the comparable period last year, the increase primarily reflected continued investment in our commercial organization, including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities, and a $2.3 million increase in non-cash stock-based compensation expense.
Other (Expense) Income

	Three Months Ended March 31,
(in millions)	2025	2024
Unrealized (loss) gain on equity investments	(30.6)	1.6
Charges associated with convertible senior notes	—	(88.7)
Investment income and other, net	21.7	22.3
Total other expense, net	$(8.9)	$(64.8)
Compared with the comparable period last year, the change primarily reflected prior year charges associated with the convertible senior notes that matured in May 2024 and periodic fluctuations in the fair values of our equity investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(in millions)	2025	2024
Provision for (Benefit from) income taxes	$6.8	$(8.9)
The effective tax rate for the first quarter of 2025 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, fluctuations in state effective tax rates, and losses in foreign and domestic jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable period last year, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses including debt extinguishment, excess tax benefits related to stock-based compensation, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.
Net Income

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$7.9	$43.4
Compared with the comparable period last year, the decrease primarily reflected increased expense for development milestones achieved under our collaborations with Takeda and Xenon, periodic fluctuations in the fair values of our equity investments, and continued investments in our commercial organization, including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities, and expanded pre-clinical and clinical portfolio, partially offset by increased net product sales of INGREZZA and CRENESSITY and prior year charges associated with the convertible senior notes that matured in May 2024.

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
Information Regarding Our Financial Condition

(in millions)	March 31, 2025	December 31, 2024
Total cash, cash equivalents, and marketable securities	$1,758.8	$1,815.6
Working Capital:
Total current assets	$1,637.9	$1,724.7
Less total current liabilities	522.9	507.7
Total working capital	$1,115.0	$1,217.0
Information Regarding Our Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities	$64.8	$130.3
Cash flows from investing activities	14.2	(55.0)
Cash flows from financing activities	(117.9)	69.9
Change in cash, cash equivalents, and restricted cash	$(38.9)	$145.2
Cash Flows from Operating Activities
Compared with the comparable period last year, the decrease primarily reflected continued investments in our commercial organization, including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities, and expanded pre-clinical and clinical portfolio, partially offset by increased net product sales of INGREZZA. In addition, we experienced an increase in accounts receivable primarily due to the timing impacts of customer orders received and cash collections on outstanding receivables.
Cash Flows from Investing Activities
Periodic fluctuations in cash flows from investing activities primarily reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
Cash Flows from Financing Activities
Cash flows from financing activities for all periods presented reflected proceeds from issuances of our common stock.
Compared with the comparable period last year, cash flows from financing activities also reflected $150.0 million in repurchases of our common stock under the $500.0 million 2025 Repurchase Program that was authorized by our Board of Directors in February 2025.

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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $14.8 billion upon the achievement of certain milestones.
Refer to Note 2 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
Share Repurchase Program
In addition to the foregoing future capital requirements, in February 2025, our Board of Directors authorized the 2025 Repurchase Program under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, we repurchased 1.4 million shares on the open market for a cost of $150.0 million during the first quarter of 2025. As of March 31, 2025, we had $350.0 million remaining under the 2025 Repurchase Program.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on March 31, 2025, it would not have had a material effect on the fair value of our investment portfolio as of that date.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
A discussion of our exposure to, and management of, market risk appears in Part I, Item 2 of this Quarterly Report on Form 10-Q under the heading “Interest Rate Risk” and is incorporated into this Part I, Item 3 by reference.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level for the period covered by this report.
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In March 2025, we received a notice from Zydus Lifesciences Global FZE (Zydus FZE) that it had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA SPRINKLE (valbenazine). The ANDA contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA SPRINKLE are invalid and/or will not be infringed by Zydus FZE’s importation, manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in April 2025 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus FZE, Zydus Worldwide DMCC, Zydus Lifesciences Limited, and Zydus Healthcare (USA) LLC (collectively, Zydus). We also filed suit in the U.S. District Court for the District of New Jersey in April 2025 against Zydus seeking to prevent Zydus from selling a generic version of INGREZZA SPRINKLE.
In January 2025, we filed suit in the United States District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking to invalidate one of Spruce’s patents. In addition, we have initiated (1) administrative proceedings against another Spruce patent in the U.S. Patent and Trademark Office, and (2) both judicial and administrative proceedings against Spruce patents in other jurisdictions.
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
Item 1A. Risk Factors
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
•public perception regarding these products;
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
* Our clinical trials may be delayed for safety or other reasons, or fail to demonstrate the safety and efficacy of our product candidates, which could prevent or significantly delay their regulatory approval.
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
•unforeseen disruptions or delays may occur, caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs or other business interruptions; and
•regulatory requirements may change.

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
* We have increased the size of our organization and will need to continue to increase the size of our organization. We may encounter difficulties with managing our growth, which could adversely affect our results of operations.
Since 2017, our number of full-time employees has grown from approximately 200 to over 1,800. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current infrastructure may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates. For example, we implemented a new company-wide enterprise resource planning (ERP) system in 2024 to streamline certain existing business, operational, and financial processes. This project has required and may continue to require investment of capital and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Any deficiencies in the design of the ERP system could adversely affect the effectiveness of our internal control over financial reporting or our ability to accurately maintain our books and records, provide accurate, timely and reliable reports on our financial and operating results, or otherwise operate our business. Any of these consequences could have an adverse effect on our results of operations and financial condition.
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
* We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of INGREZZA, CRENESSITY, or our product candidates, could materially and adversely affect our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, or other business interruptions. We depend on a limited number of suppliers for the production (including API) of INGREZZA, CRENESSITY and our product candidates and for the packaging of INGREZZA and CRENESSITY. If our third-party suppliers for INGREZZA, CRENESSITY, or any of our product candidates encounter these or any other manufacturing, quality or compliance difficulties, our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates could be materially and adversely affected.
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

* We currently have no manufacturing capabilities. If third-party manufacturers of INGREZZA, CRENESSITY, or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products, conduct clinical trials and develop new products could be impaired and our costs may rise.
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
•our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products or product candidates; and
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration, equivalent foreign regulatory authorities, and other agencies to ensure strict compliance with current good manufacturing practices (cGMP) and other government regulations and corresponding foreign standards. Any delay, interruption, or other issue that arises in the manufacture of our products or product candidates as a result of a failure of a third-party manufacturer to pass regulatory inspections or maintain cGMP compliance could significantly impair our ability to develop, obtain approval for, or successfully commercialize our products.
Further, changes in federal policy could affect the geopolitical landscape and could give rise to circumstances that negatively affect our business. The third parties that manufacture our products have manufacturing facilities located in Europe. The U.S. has implemented, and has proposed to further implement, tariffs that may increase the costs of our third-party manufacturers and the expense to us to produce the drug compounds we use in our clinical trials and for the commercialization of our products. If such actions were to materially affect us or our third-party manufacturers, we may not be able to successfully develop our product candidates or commercialize our products.
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
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Some of our other collaborators include Nxera Pharma UK Limited (formerly Sosei Heptares), Takeda Pharmaceutical Company Limited, Voyager Therapeutics, Inc., and Xenon Pharmaceuticals Inc.

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

* Our customers are concentrated and therefore the loss of a significant customer may harm our business.
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors. Four of these customers represent over 90% of our total gross product sales. In addition, CRENESSITY is distributed by one specialty pharmacy provider. If any of our significant customers becomes subject to bankruptcy, is unable to pay us for our products or wants to terminate their relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Also, we may need to enter into agreements with additional distributors or specialty pharmacy providers, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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
* The independent clinical investigators and contract research organizations that we rely upon to conduct our clinical trials may not be diligent, careful or timely, or may make mistakes in the conduct of our trials.
We depend on independent clinical investigators and CROs to conduct our clinical trials under their agreements with us. The investigators are not our employees, and we cannot control the amount or timing of resources that they devote to our programs. If our independent investigators fail to devote sufficient time and resources to our drug development programs, or if their performance is substandard, or not in compliance with good clinical practices (GCPs), it may delay or prevent the approval of our regulatory applications and our introduction of new treatments. The CROs we contract with for execution of our clinical trials play a significant role in the conduct of the trials and the subsequent collection and analysis of data. Failure of the CROs to meet their obligations could adversely affect clinical development of our product candidates. Moreover, these independent investigators and CROs may also have relationships with other commercial entities, some of which may compete with us. If independent investigators and CROs assist our competitors at our expense, it could harm our competitive position.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA and CRENESSITY, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the Inflation Reduction Act, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, disruptions caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, or other business interruptions. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period of time, could cause our stock price to decline.

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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the Inflation Reduction Act negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $84 per share to approximately $158 per share.
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
•disruptions caused by man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, including protectionist or retaliatory measures taken by the United States or other countries, or other business interruptions; and
•public concern as to the safety of our drugs.
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
* There can be no assurance that any share repurchases will enhance long-term stockholder value.
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. Additionally, in February 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common stock (of which $350 million remained available as of March 31, 2025). This subsequent share repurchase authorization was in addition to the $300 million accelerated share repurchase program that was announced in October 2024 and completed in early February 2025. Our share repurchases may change from time to time, and we can provide no assurance that we will repurchase shares of our common stock at favorable prices, in particular amounts, or at all, and any repurchases may not enhance long-term stockholder value or prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs, it could affect the trading price of our stock and increase volatility.

* Compliance with changing laws, regulations and standards relating to various aspects of our business, including corporate governance, workforce initiatives and public disclosure, may result in additional expenses and failure to comply with such laws, regulations and standards could adversely affect our business.
Changing laws, regulations and standards relating to various aspects of our business, including corporate governance, workforce initiatives and public disclosure, including as a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, new SEC regulations and Nasdaq rules and executive orders, are creating uncertainty for companies such as ours. These laws, regulations and standards are subject to varying interpretations in some cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure, policies and governance practices. We are committed to maintaining high standards of corporate governance, workforce initiatives and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased selling, general and administrative expenses and management time related to compliance activities. If we fail, or are perceived to fail, to comply with these laws, regulations and standards, our reputation may be harmed and we might be subject to litigation, sanctions, investigations or other regulatory proceedings by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.
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

For example, the Inflation Reduction Act of 2022, or the IRA, provides for, among other things: (1) the Secretary of the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) the redesign of the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and in 2025, eliminated the “donut hole” under the Medicare Part D program and created a new, permanent cap on beneficiary out-of-pocket spending for Part D drugs, in addition to a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and updated and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively beginning in 2023. On August 15, 2024, HHS announced the negotiated prices of the first 10 drugs that were subject to price negotiations (for initial price applicability year 2026), although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of fifteen additional drugs covered under Part D for negotiation in 2025 (for initial price applicability year 2027). Certain high-expenditure Part B and Part D drugs/biologics will be selected for negotiation in 2026 (for initial price applicability year 2028) and annually thereafter. We were notified in January 2025 that INGREZZA qualifies for the small biotech exception, which provides an exemption from selection until 2027 (for initial price applicability year 2029, pursuant to which negotiated pricing would go into effect, if selected). If negotiated for initial price applicability year 2029, we expect that the negotiated price for INGREZZA would be constrained by the "short monopoly" price ceiling and temporary price floor for small biotech drugs.
Additionally, on January 1, 2025, the Centers for Medicare & Medicaid Services (CMS) implemented those provisions of the IRA establishing a new Medicare Part D manufacturer discount program. Under this discount program and subject to certain exceptions, manufacturers must give a 10 percent discount on Part D program drugs in the initial coverage phase, and a 20 percent discount on Part D drugs when the beneficiary enters the catastrophic coverage phase (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000). However, the IRA allows the 10 and 20 percent discounts to be phased in over a multi-year period for “specified manufacturers” and “specified small manufacturers”. During this phase-in period, such manufacturers would pay a lower percentage discount on Medicare Part D program drugs. In April 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and will receive the discount phase-in discussed above for INGREZZA. INGREZZA is reimbursed under Medicare Part D, and increased discounts could impact INGREZZA revenues, while also having an industry-wide impact on the cost of other Part D program drugs such as AUSTEDO and AUSTEDO XR, marketed by Teva Pharmaceutical Industries. The overall impact on INGREZZA revenues is inherently uncertain and difficult to predict, and we are still evaluating the potential impact of this discount program and our designation as a “specified small manufacturer.”
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
* Changes in the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, delay the development and commercialization of new products or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and manage user fee programs, and statutory, regulatory, and policy changes. FDA review performance has fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
* International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations and prospects.
We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our products, and for the advancement of our development programs. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations.

We source and procure APIs, precursor chemicals, and specialized equipment from international suppliers, with substantial reliance on foreign contract manufacturers in Europe. Tariff policies, particularly those affecting pharmaceutical products, could increase our costs and reduce our profitability. Additionally, recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should tariffs be imposed specifically targeting pharmaceutical imports, our production costs could rise, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires substantial time, investment, and regulatory approvals.
Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. As a result, cost increases due to tariffs may be difficult or impossible to pass through to customers.
Current or future tariffs will also result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information relating to purchases of our common stock during the first quarter of 2025.

Period	Total Number of Shares Repurchased (1) (2)	Average Price Paid Per Share (1) (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (2)	Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (2)
January 2025	—	$—	—	$59,481,180
February 2025	280,182	$212.29	280,182	$500,000,000
March 2025	1,355,967	$110.62	1,355,967	$350,000,000
	1,636,149	$128.03	1,636,149
_________________________
(1) In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300.0 million of our common stock (the 2024 Repurchase Program) and we subsequently entered into an accelerated share repurchase transaction with a third-party financial institution to repurchase the entirety of this authorized amount. In November 2024, we paid the financial institution $300.0 million using cash on hand and took initial delivery of 2.0 million shares. The 2024 Repurchase Program was completed in February 2025, at which time we received an additional 0.3 million shares upon settlement. In total, we repurchased 2.3 million shares under the 2024 Repurchase Program at an average price of $131.83 per share, which represents the daily volume-weighted average price of our common stock over the term of the transaction, less a negotiated discount. The average price paid per share for February 2025 was calculated as the implied dollar value of the forward stock purchase contract at inception of the 2024 Repurchase Program, or $59.5 million, divided by the additional shares received upon settlement.
(2) In February 2025, our Board of Directors authorized a share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, share repurchases may be made from time to time at management's discretion through a variety of methods, such as open-market transactions including pre-set trading plans, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws.
Item 5. Other Information
During the period from January 1, 2025 to March 31, 2025, our executive officers and/or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Kevin Gorman, Ph.D.	Termination	2/24/2025	X		252,427	2/04/2026
Director
Kevin Gorman, Ph.D.	Adoption	2/24/2025	X		115,935	2/04/2026
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2024

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

10.1+	Description:	Form of Stock Option Grant Notice and Option Agreement for grants made on or after January 30, 2025 made under the Neurocrine Biosciences, Inc. 2020 Equity Incentive Plan

10.2+	Description:	Neurocrine Biosciences, Inc. Executive Severance Plan effective February 7, 2025
	Reference:	Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed on February 10, 2025

10.3+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Kyle W. Gano, Ph.D.
	Reference:	Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K filed on February 10, 2025

10.4+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Matthew C. Abernethy
	Reference:	Incorporated by reference to Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on February 10, 2025

10.5+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Eric Benevich
	Reference:	Incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on February 10, 2025

10.6+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Jude Onyia
	Reference:	Incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on February 10, 2025

10.7+	Description:	Amended and Restated Employment Agreement effective February 7, 2025 between the Company and Eiry W. Roberts
	Reference:	Incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed on February 10, 2025

10.8*	Description:	Amended and Restated Exclusive License Agreement dated January 24, 2025 by and between Takeda Pharmaceutical Company Limited and the Company

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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
Except as specifically noted above, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K have a Commission File Number of 000-22705.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROCRINE BIOSCIENCES, INC.

Dated: May 5, 2025	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)