Form 10-Q
period 2025-06-30
NEUROCRINE BIOSCIENCES INC
filed 2025-07-30
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 99,181,510 as of July 24, 2025.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$264.0	$233.0
Available-for-sale debt securities	711.6	843.1
Accounts receivable	595.7	479.1
Inventory	56.9	57.4
Other current assets	120.7	112.1
Total current assets	1,748.9	1,724.7
Deferred tax assets	536.8	485.7
Available-for-sale debt securities	873.8	739.5
Right-of-use assets	492.3	509.4
Equity investments	87.5	124.8
Property and equipment, net	91.7	82.6
Intangible assets, net	37.2	36.5
Other noncurrent assets	21.6	15.5
Total assets	$3,889.8	$3,718.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$489.5	$461.6
Other current liabilities	56.8	46.1
Total current liabilities	546.3	507.7
Noncurrent operating lease liabilities	439.1	455.1
Other noncurrent liabilities	210.1	166.2
Total liabilities	1,195.5	1,129.0

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 99.0 and 99.4 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,597.2	2,554.6
Accumulated other comprehensive income	12.5	5.8
Retained earnings	84.5	29.2
Total stockholders’ equity	2,694.3	2,589.7
Total liabilities and stockholders’ equity	$3,889.8	$3,718.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues:
Net product sales	$682.0	$583.8	$1,245.7	$1,092.8
Collaboration revenues	5.5	6.4	14.4	12.7
Total revenues	687.5	590.2	1,260.1	1,105.5
Operating expenses:
Cost of revenues	11.3	9.2	20.5	16.7
Research and development	244.3	191.1	507.5	350.5
Acquired in-process research and development	—	2.5	0.1	8.5
Selling, general, and administrative	286.3	242.0	562.8	485.1
Total operating expenses	541.9	444.8	1,090.9	860.8
Operating income	145.6	145.4	169.2	244.7
Other income (expense):
Unrealized loss on equity investments	(6.7)	(19.9)	(37.3)	(18.3)
Charges associated with convertible senior notes	—	(49.7)	—	(138.4)
Investment income and other, net	20.6	22.8	42.3	45.1
Total other income (expense), net	13.9	(46.8)	5.0	(111.6)
Income before provision for income taxes	159.5	98.6	174.2	133.1
Provision for income taxes	52.0	33.6	58.8	24.7
Net income	$107.5	$65.0	$115.4	$108.4
Foreign currency translation adjustments, net of tax	0.8	0.1	2.3	(0.4)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	2.7	(0.9)	4.4	(4.1)
Comprehensive income	$111.0	$64.2	$122.1	$103.9
Earnings per share:
Basic	$1.09	$0.64	$1.16	$1.08
Diluted	$1.06	$0.63	$1.13	$1.04
Weighted-average shares outstanding:
Basic	99.0	100.8	99.3	100.3
Diluted	101.0	103.9	101.8	103.8
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at March 31, 2025	99.0	$0.1	$2,531.9	$9.0	$(5.3)	$2,535.7
Net income	—	—	—	—	107.5	107.5
Other comprehensive income, net of tax	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	52.8	—	—	52.8
Issuances of common stock under stock plans	0.2	—	12.5	—	—	12.5
Repurchases of common stock	(0.2)	—	—	—	(17.7)	(17.7)
Balance at June 30, 2025	99.0	$0.1	$2,597.2	$12.5	$84.5	$2,694.3

Balance at March 31, 2024	100.6	$0.1	$2,496.4	$3.3	$(113.7)	$2,386.1
Net income	—	—	—	—	65.0	65.0
Other comprehensive loss, net of tax	—	—	—	(0.8)	—	(0.8)
Stock-based compensation expense	—	—	43.1	—	—	43.1
Issuances of common stock under stock plans	0.3	—	15.8	—	—	15.8
Balance at June 30, 2024	100.9	$0.1	$2,555.3	$2.5	$(48.7)	$2,509.2

Balance at December 31, 2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
Net income	—	—	—	—	115.4	115.4
Other comprehensive income, net of tax	—	—	—	6.7	—	6.7
Stock-based compensation expense	—	—	105.6	—	—	105.6
Issuances of common stock under stock plans	1.4	—	44.6	—	—	44.6
Repurchases of common stock	(1.8)	—	(107.6)	—	(60.1)	(167.7)
Balance at June 30, 2025	99.0	$0.1	$2,597.2	$12.5	$84.5	$2,694.3

Balance at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	108.4	108.4
Other comprehensive loss, net of tax	—	—	—	(4.5)	—	(4.5)
Stock-based compensation expense	—	—	87.6	—	—	87.6
Issuances of common stock under stock plans	2.2	—	85.7	—	—	85.7
Balance at June 30, 2024	100.9	$0.1	$2,555.3	$2.5	$(48.7)	$2,509.2
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$115.4	$108.4
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	105.6	87.6
Charges associated with convertible senior notes	—	138.4
Impairment charges associated with leased properties	0.7	14.0
Depreciation	12.9	11.7
Accretion of discount on available-for-sale debt securities, net	(8.0)	(14.1)
Amortization of intangible assets	2.0	1.8
Changes in fair values of equity investments	37.3	18.3
Deferred income taxes	(51.1)	(56.9)
Non-cash lease expense	14.3	3.6
Other	0.5	—
Change in operating assets and liabilities:
Accounts receivable	(116.6)	(28.9)
Inventory	0.4	(4.2)
Accounts payable and accrued liabilities	27.9	(78.1)
Other assets and liabilities, net	25.5	(6.7)
Cash flows from operating activities	166.8	194.9

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(588.3)	(511.8)
Sales and maturities of available-for-sale debt securities	596.7	451.4
Capital expenditures	(23.2)	(22.8)
Cash flows from investing activities	(14.8)	(83.2)

Cash flows from financing activities:
Issuances of common stock under benefit plans	46.5	85.7
Repurchases of common stock	(167.7)	—
Payments to settle convertible senior notes	—	(308.8)
Cash flows from financing activities	(121.2)	(223.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Change in cash, cash equivalents and restricted cash	31.0	(111.4)
Cash, cash equivalents and restricted cash at beginning of period	241.0	259.1
Cash, cash equivalents and restricted cash at end of period	$272.0	$147.7

Supplemental disclosures:
Accrued capital expenditures	$1.9	$3.3
Right-of-use assets acquired through operating leases	$3.4	$9.0
Cash paid for interest	$—	$1.6
Cash paid for income taxes	$72.5	$92.8
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
NBI-1117568 is a first-in-class, orally active, highly selective investigational M4 agonist in development as a potential treatment for schizophrenia. In connection with the initiation of a Phase 3 clinical study for NBI-1117568 in schizophrenia in May 2025, we paid Nxera a milestone of $15.0 million, which was expensed as research and development (R&D) in the second quarter of 2025. In connection with the successful completion of a long-term toxicity program for NBI-1117568 in April 2024, we paid Nxera a milestone of $15.0 million, which was expensed as R&D in the second quarter of 2024.
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
Osavampator is a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM) in development for patients with inadequate response to treatment of major depressive disorder (MDD). In connection with the initiation of a Phase 3 clinical study for osavampator in MDD in January 2025, we paid Takeda a milestone of $37.5 million, which was expensed as R&D in the first quarter of 2025.
NBI-1070770 is a novel, selective, and orally active, negative allosteric modulator (NAM) of the NR2B subunit-containing N-methyl-D-aspartate (NMDA NR2B) receptor in development as a potential treatment for MDD. In connection with the initiation of a Phase 2 clinical study for NBI-1070770 in MDD in April 2024, we paid Takeda a milestone of $7.5 million, which was expensed as R&D in the second quarter of 2024.
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

NBI-921355 is an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development as a potential treatment of certain types of epilepsy. In connection with the initiation of a Phase 1 clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of NBI-921355 in healthy adult participants in February 2025, we paid Xenon a milestone of $7.5 million in the second quarter of 2025, which was expensed as R&D in the first quarter of 2025.
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
Voyager Therapeutics, Inc. (Voyager)
2019 Voyager Agreement
In 2019, we entered into a collaboration and license agreement with Voyager (the 2019 Voyager Agreement), pursuant to which we obtained certain rights to develop and commercialize product candidates, including the rights to gene therapy product candidates for the treatment of Friedreich’s ataxia (FA) and two undisclosed programs. In April 2025, we mutually agreed with Voyager to discontinue the two undisclosed programs and the rights to the targets selected under these programs returned to Voyager. We are responsible for all development and commercialization costs of any collaboration product under the 2019 Voyager Agreement, subject to certain co-development and co-commercialization rights retained by Voyager.
In connection with the 2019 Voyager Agreement, we purchased 4.2 million shares (at $11.9625 per share) of Voyager common stock (the 2019 Voyager Shares), which are subject to certain transfer, beneficial ownership, and voting restrictions for a period of up to three years from the effective date of the 2023 Voyager Agreement (defined below).
In connection with the selection of a development candidate under the FA program pursuant to our collaboration with Voyager, we paid Voyager a milestone of $5.0 million, which was expensed as R&D in the first quarter of 2024.
Under the terms of the 2019 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $0.5 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
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
In connection with the selection of a development candidate under the GBA1 program pursuant to our collaboration with Voyager, we paid Voyager a milestone of $3.0 million, which was expensed as R&D in the second quarter of 2024.
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
Sanofi S.A. (Sanofi)
In 2014, we entered into a license agreement with Sanofi, pursuant to which we acquired the global rights to develop and commercialize certain corticotropin-releasing factor type 1 (CRF-1) receptor antagonists, including crinecerfont. We launched CRENESSITY® (crinecerfont) in the U.S. as a first-in-class U.S. Food and Drug Administration (FDA)-approved treatment of classic congenital adrenal hyperplasia (CAH) in December 2024. We are responsible for all manufacturing, development, and commercialization costs of any licensed product.
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
The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	June 30, 2025			December 31, 2024
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$264.0	$264.0	$—	$233.0	$233.0	$—
Available-for-sale debt securities	1,585.4	—	1,585.4	1,582.6	—	1,582.6
Equity investments	87.5	87.5	—	124.8	124.8	—
	$1,936.9	$351.5	$1,585.4	$1,940.4	$357.8	$1,582.6
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
As of June 30, 2025 and December 31, 2024, we held available-for-sale debt securities with a total fair value of $401.8 million and $458.7 million, respectively, that were in unrealized loss positions totaling $0.5 million and $1.7 million, respectively. Available-for-sale debt securities that had been in unrealized loss positions for longer than twelve months were not significant as of June 30, 2025 or December 31, 2024. Unrealized losses on available-for-sale debt securities are primarily caused by changes in interest rates. Our investments in available-for-sale debt securities are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before their maturity. Accrued interest receivables on available-for-sale debt securities totaled $16.7 million and $14.4 million, respectively, as of June 30, 2025 and December 31, 2024 and are included in other current assets on the condensed consolidated balance sheets. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment.
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

	Six Months Ended June 30,
	2025	2024
Customer A	41%	43%
Customer B	29%	28%
Customer C	15%	14%
The following table presents the percent of total accounts receivable for each of our customers who individually accounted for 10% or more of total accounts receivable.

	June 30, 2025	December 31, 2024
Customer A	40%	41%
Customer B	33%	37%
Customer C	14%	< 10%
Customer D	11%	11%
4. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income - basic and diluted	$107.5	$65.0	$115.4	$108.4
Weighted-average common shares outstanding:
Basic	99.0	100.8	99.3	100.3
Effect of dilutive securities	2.0	3.1	2.5	3.5
Diluted	101.0	103.9	101.8	103.8
Earnings per share:
Basic	$1.09	$0.64	$1.16	$1.08
Diluted	$1.06	$0.63	$1.13	$1.04

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	6.3	2.3	4.8	2.0
5. Leases
Our operating leases that have commenced have terms that expire beginning 2026 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our right-of-use (ROU) assets or operating lease liabilities.

The following table presents supplemental operating lease information for operating leases that have commenced.

	Six Months Ended June 30,
(in millions, except weighted average data)	2025	2024
Operating lease cost	$33.0	$18.6
Sublease income	(1.7)	(0.8)
Net operating lease cost	$31.3	$17.8
Cash paid for amounts included in the measurement of operating lease liabilities	$18.7	$15.0

	June 30,
	2025	2024
Weighted average remaining lease term	10.4 years	10.5 years
Weighted average discount rate	4.9%	5.0%
Restricted cash related to letters of credit issued in lieu of cash security deposits	$7.8	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of June 30, 2025.

(in millions)	Operating Leases (1)	Sublease Income
2025 (6 months remaining)	$23.1	$(1.7)
2026	58.3	(3.5)
2027	59.2	(3.5)
2028	60.7	(3.5)
2029	60.8	(3.5)
Thereafter	374.4	(5.4)
Total operating lease payments (sublease income)	636.5	$(21.1)
Less imputed interest	146.7
Total operating lease liabilities	489.8
Less current operating lease liabilities included in other current liabilities	50.7
Noncurrent operating lease liabilities	$439.1
_________________________
(1) Amounts presented in the table above exclude $1.5 million for 2025, $3.0 million for 2026, and $1.5 million for 2027 of approximate non-cancelable future minimum lease payments under operating leases that have not yet commenced.
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
Impairment of ROU Assets
From time to time, we reassess the asset groupings for corporate ROU assets that are actively being marketed for sublease in connection with leased office space that has been vacated as we continued to occupy our new campus facility. For asset groups where impairment is triggered, we use discounted cash flow models (an income approach) with Level 3 inputs to estimate the fair values of the asset groups. The significant assumptions used in the discounted cash flows models include projected sublease income over the remaining lease term, expected downtime prior to the commencement of executed or future subleases, and discount rates that reflect a market participant's assumptions in valuing the asset groups.
We recognized impairment charges totaling $14.0 million in the second quarter of 2024, of which $11.3 million and $2.7 million, respectively, was related to the ROU assets and tenant improvements associated with the underlying leased properties. Impairment charges were not significant for the first six months of 2025.

6. Stockholders’ Equity
Share Repurchases
In February 2025, our Board of Directors authorized a new share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. Under the 2025 Repurchase Program, we repurchased 1.5 million shares on the open market for a cost of $167.7 million during the first six months of 2025. As of June 30, 2025, we had $332.3 million remaining under the 2025 Repurchase Program.
Under the 2025 Repurchase Program, share repurchases may be made from time to time at management's discretion through a variety of methods, such as open-market transactions including pre-set trading plans, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws. Shares repurchased under the 2025 Repurchase Program are retired immediately, resulting in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares for both basic and diluted earnings per share, and included in the category of authorized but unissued shares. The excess of the purchase price over the par value of the common shares was recorded as reductions to retained earnings and additional paid-in capital.
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
The following table presents information relating to purchases of our common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2025	2024	2025	2024
Total number of shares repurchased	0.2	—	1.8	—
Amount repurchased	$17.7	$—	$227.2	$—
Average price per share	$119.36	$—	$127.31	$—
7. Intangible Assets
The following table presents information relating to our recognized intangible assets.

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights (1)	$43.9	$10.5	$33.4	$40.5	$7.7	$32.8
Acquired IPR&D (2)	$3.8	$—	3.8	$3.7	$—	3.7
Total intangible assets, net			$37.2			$36.5
_________________________
(1) Developed product rights have a useful life of 10 to 16 years.
(2) Acquired IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts.

The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of June 30, 2025.

(in millions)	Amount
Year ending December 31, 2025 (6 months remaining)	$2.1
Year ending December 31, 2026	$4.2
Year ending December 31, 2027	$4.2
Year ending December 31, 2028	$4.2
Year ending December 31, 2029	$4.2
Thereafter	$14.5
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

(in millions)
Accretion of debt discount associated with derivative liability	$126.6
Change in fair value of derivative liability	9.6
Loss on extinguishment of convertible senior notes	2.2
Charges associated with convertible senior notes	$138.4
9. Supplemental Financial Information
Inventory consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$28.0	$33.7
Work in process	15.5	10.9
Finished goods	13.6	12.8
	57.1	57.4
Less inventory reserves	(0.2)	—
Total inventory	$56.9	$57.4
Prior to FDA approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as R&D in the period incurred. As a result, our physical inventories as of June 30, 2025 and December 31, 2024 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory values as of June 30, 2025 and December 31, 2024.

Accounts payable and accrued liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Sales rebates and reserves	$175.6	$144.2
Accrued employee related costs	84.6	107.5
Accrued development costs (including unpaid development milestones)	61.0	50.8
Current branded prescription drug fee	38.0	49.2
Current income taxes payable	25.7	9.9
Accounts payable and other accrued liabilities	104.6	100.0
Total accounts payable and accrued liabilities	$489.5	$461.6
Other noncurrent liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Noncurrent income taxes payable	$183.0	$160.7
Other noncurrent liabilities	27.1	5.5
Total other noncurrent liabilities	$210.1	$166.2
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2025	June 30, 2024
Cash and cash equivalents	$264.0	$139.7
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$272.0	$147.7
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

The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues:
INGREZZA net product sales	$624.4	$579.5	$1,169.6	$1,085.5
CRENESSITY net product sales	53.2	—	67.7	—
Other revenues (1)	9.9	10.7	22.8	20.0
Total revenues	687.5	590.2	1,260.1	1,105.5
Less:
Cost of revenues	11.3	9.2	20.5	16.7
Research and development:
External research and development	120.6	89.9	228.5	167.5
Payroll and benefits	72.2	54.9	147.2	112.5
Milestones	15.1	26.5	60.5	32.6
Other research and development (2)	36.4	19.8	71.3	37.9
Total research and development	244.3	191.1	507.5	350.5
Acquired in-process research and development	—	2.5	0.1	8.5
Selling, general, and administrative	286.3	242.0	562.8	485.1
Unrealized loss on equity investments	6.7	19.9	37.3	18.3
Charges associated with convertible senior notes	—	49.7	—	138.4
Interest income and other, net	(20.6)	(22.8)	(42.3)	(45.1)
Provision for income taxes	52.0	33.6	58.8	24.7
Net income	$107.5	$65.0	$115.4	$108.4
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
In January 2025, we filed suit in the U.S. District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking a declaratory judgement of invalidity of one of Spruce’s patents. In June 2025, the Court dismissed the case without prejudice for lack of case or controversy. In addition, we have initiated (1) administrative proceedings against another Spruce patent in the U.S. Patent and Trademark Office, and (2) both judicial and administrative proceedings against Spruce patents in other jurisdictions.
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

12. Subsequent Events
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Given the date of enactment, the effects of the OBBBA, which we are still evaluating, will be reflected in our Quarterly Report on Form 10-Q for the quarter ending September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs, but few options. We are dedicated to discovering and developing life-changing treatments for patients with under-addressed neuropsychiatric, neurological, and neuroendocrine disorders.
Our portfolio of products includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia (TD), chorea associated with Huntington's disease, classic congenital adrenal hyperplasia (CAH), and endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie). In addition, we have a diversified portfolio of multiple compounds in mid- to late-phase development across our core therapeutic areas and an expanding early-phase pipeline that includes a range of modalities including small molecules, peptides, proteins, antibodies, conjugates, and gene therapy.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of TD in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023 and launched CRENESSITY® (crinecerfont) in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
We estimate that TD affects approximately 800,000 people in the U.S., that approximately 90% of the 40,000 people in the U.S. affected by Huntington’s disease will develop chorea, and that CAH affects at least 20,000 people in the U.S. Key elements of our commercial strategy include maximizing the opportunities in INGREZZA and CRENESSITY through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations, and to lead the evolving understanding of vesicular monoamine transporter 2 (VMAT2) biology and its role in disease. INGREZZA net product sales totaled $1.2 billion and $1.1 billion, respectively, for the first six months of 2025 and 2024 and accounted for substantially all of our total net product sales during each of these reporting periods. CRENESSITY net product sales totaled $67.7 million for the first six months of 2025.
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
Business Highlights
•In February 2025, our Board of Directors authorized a new share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million accelerated repurchase program (the 2024 Repurchase Program) that was announced in October 2024 and completed in February 2025. During the first six months of 2025, we repurchased 1.5 million shares on the open market under the 2025 Repurchase Program and received an additional 0.3 million shares upon settlement of the 2024 Repurchase Program in February 2025.
•In January 2025, we received Centers for Medicare and Medicaid Services (CMS) notification that INGREZZA qualifies for the small biotech exception under the Medicare Drug Price Negotiation Program, which provides exemption from selection until 2027 for initial price applicability in 2029. In addition, we expanded formulary access for INGREZZA, significantly improving coverage to now include approximately 70% of TD and Huntington's disease Medicare beneficiaries to support long-term growth.
•Appointed Sanjay Keswani, M.D., as Chief Medical Officer (CMO) and member of the Company's executive management team effective June 2, 2025.

•On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Given the date of enactment, the effects of the OBBBA, which we are still evaluating, will be reflected in our Quarterly Report on Form 10-Q for the quarter ending September 30, 2025.
Pipeline Highlights
•Initiated a Phase 3 clinical study for NBI-1117568, a potential first-in-class, orally active, highly selective investigational M4 agonist, in schizophrenia.
•Initiated a Phase 3 clinical study for osavampator (formerly NBI-1065845), a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM), in major depressive disorder (MDD).
•Initiated a Phase 1 clinical study for NBIP-1435, an investigational, long-acting corticotropin-releasing factor type 1 (CRF-1) receptor antagonist administered as a subcutaneous injection for the potential treatment of CAH.
•Initiated a Phase 1 clinical study for NBI-921355, an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development for the potential treatment of certain types of epilepsy.
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
•Announced the Phase 3 study of valbenazine for the adjunctive treatment of schizophrenia did not meet the primary endpoint.
Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Revenues
Net Product Sales

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
INGREZZA	$624.4	$579.5	$1,169.6	$1,085.5
CRENESSITY	53.2	—	67.7	—
Other	4.4	4.3	8.4	7.3
Total net product sales	$682.0	$583.8	$1,245.7	$1,092.8
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected increased net product sales of INGREZZA, driven by total prescriptions on strong patient demand partially offset by lower net price due to new market access investments to support long-term growth, and CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
Collaboration Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Royalties	$5.1	$4.7	$13.2	$8.9
Other	0.4	1.7	1.2	3.8
Total collaboration revenues	$5.5	$6.4	$14.4	$12.7
Total collaboration revenues for all periods presented primarily reflected royalties earned on AbbVie net sales of elagolix and MTPC net sales of valbenazine.

Operating Expenses
Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of revenues	$11.3	$9.2	$20.5	$16.7
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected increased net product sales of INGREZZA and increased royalties payable on net product sales of CRENESSITY.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Late stage	$38.8	$23.1	$74.1	$47.3
Early stage	16.7	31.2	38.4	58.4
Research and discovery	65.1	35.6	116.0	61.8
Milestones	15.1	26.5	60.5	32.6
Payroll and benefits	72.2	54.9	147.2	112.5
Facilities and other	36.4	19.8	71.3	37.9
Total research and development	$244.3	$191.1	$507.5	$350.5
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected increased investment in the Phase 3 programs for osavampator in MDD and NBI-1117568 in schizophrenia, partially offset by lower spend related to the Phase 3 program for crinecerfont in CAH, which was successfully completed in the fourth quarter of 2024.
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
Compared with the comparable periods last year, the decrease for the second quarter and first six months of 2025 primarily reflected the successful progression of the Phase 2 program for NBI-1117568 in schizophrenia to late-stage in the fourth quarter of 2024 and lower spend on certain early-stage neuropsychiatry programs, partially offset by increased investment in our early-stage muscarinic agonist portfolio.
Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected increased investment in gene therapy and other preclinical development programs.
Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under collaborative arrangements.
For the second quarter of 2025 compared to the second quarter of 2024, the decrease primarily reflected lower spend for development milestones achieved under our collaborations with Takeda Pharmaceutical Company Limited (Takeda) and Voyager Therapeutics, Inc. For the first six months of 2025 compared to the first six months of 2024, the increase primarily reflected increased spend for development milestones achieved under our collaborations with Takeda and Xenon Pharmaceuticals Inc. We also incurred milestone expense of $15.0 million in both the second quarter of 2025 and 2024 for development milestones achieved under our collaboration with Nxera Pharma UK Limited.

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
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected higher headcount and increases of $5.8 million and $11.8 million, respectively, in non-cash stock-based compensation expense.
Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including facility-based expenses (such as rent expense) and other overhead allocations.
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected increased facility-based expenses related to our new campus facility.
Selling, General, and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Selling, general, and administrative	$286.3	$242.0	$562.8	$485.1
Compared with the comparable periods last year, the increase for the second quarter and first six months of 2025 primarily reflected continued investment in our commercial organization (including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities), increases of $3.9 million and $6.2 million, respectively, in non-cash stock-based compensation expense, and prior year impairment charges of $14.0 million associated with vacated legacy campus facilities.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Unrealized loss on equity investments	$(6.7)	$(19.9)	$(37.3)	$(18.3)
Charges associated with convertible senior notes	—	(49.7)	—	(138.4)
Investment income and other, net	20.6	22.8	42.3	45.1
Total other income (expense), net	$13.9	$(46.8)	$5.0	$(111.6)
Compared with the comparable periods last year, the change for the second quarter and first six months of 2025 primarily reflected prior year charges associated with the convertible senior notes that matured in May 2024 and periodic fluctuations in the fair values of our equity investments.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Provision for income taxes	$52.0	$33.6	$58.8	$24.7
The effective tax rate for the second quarter and first six months of 2025 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, fluctuations in state effective tax rates, and losses in foreign and domestic jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future. For the comparable periods last year, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses including debt extinguishment, excess tax benefits related to stock-based compensation, and losses incurred in foreign jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.

Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$107.5	$65.0	$115.4	$108.4
Compared with the comparable periods last year, the change for the second quarter and first six months of 2025 primarily reflected increased INGREZZA and CRENESSITY net product sales, continued investments in our commercial organization (including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities) and expanded pre-clinical and clinical portfolio, periodic fluctuations in payments for development milestones achieved in connection with our collaborations, periodic fluctuations in the fair values of our equity investments, and prior year charges associated with the convertible senior notes that matured in May 2024.
Liquidity and Capital Resources
Sources of Liquidity
We believe that our existing capital resources, funds generated by anticipated INGREZZA and CRENESSITY net product sales, and investment income will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs or commercialization activities as planned. We may seek to access the public or private equity markets whenever conditions are favorable or pursue opportunities to obtain debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. However, we cannot provide assurance that adequate funding will be available on terms acceptable to us, if at all.
Information Regarding Our Financial Condition

(in millions)	June 30, 2025	December 31, 2024
Total cash, cash equivalents, and marketable securities	$1,849.4	$1,815.6
Working Capital:
Total current assets	$1,748.9	$1,724.7
Less total current liabilities	546.3	507.7
Total working capital	$1,202.6	$1,217.0
Information Regarding Our Cash Flows

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities	$166.8	$194.9
Cash flows from investing activities	(14.8)	(83.2)
Cash flows from financing activities	(121.2)	(223.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	—
Change in cash, cash equivalents, and restricted cash	$31.0	$(111.4)
Cash Flows from Operating Activities
Compared with the comparable period last year, the decrease primarily reflected continued investments in our commercial organization (including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities) and expanded pre-clinical and clinical portfolio, partially offset by increased net product sales of INGREZZA and CRENESSITY.
Cash Flows from Investing Activities
Periodic fluctuations in cash flows from investing activities primarily reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.

Cash Flows from Financing Activities
Compared with the comparable period last year, the change reflected $167.7 million in repurchases of our common stock during the first six months of 2025 under the $500.0 million 2025 Repurchase Program that was authorized by our Board of Directors in February 2025, decreased proceeds from issuances of our common stock, and $308.8 million in cash payments to settle the convertible senior notes in the second quarter of 2024.
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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $14.0 billion upon the achievement of certain milestones.
Refer to Note 2 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
Share Repurchase Program
In addition to the foregoing future capital requirements, in February 2025, our Board of Directors authorized the 2025 Repurchase Program under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, we repurchased 1.5 million shares on the open market for a cost of $167.7 million during the first six months of 2025. As of June 30, 2025, we had $332.3 million remaining under the 2025 Repurchase Program.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on June 30, 2025, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports required by the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In January 2025, we filed suit in the U.S. District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking a declaratory judgement of invalidity of one of Spruce’s patents. In June 2025, the Court dismissed the case without prejudice for lack of case or controversy. In addition, we have initiated (1) administrative proceedings against another Spruce patent in the U.S. Patent and Trademark Office, and (2) both judicial and administrative proceedings against Spruce patents in other jurisdictions.
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
•Enacted healthcare reform, drug pricing measures and other recent legislative initiatives, including the Inflation Reduction Act of 2022 (IRA), could adversely affect our business.
•We have increased the size of our organization and will need to continue to increase the size of our organization. Such increases may not be sufficient and we may encounter difficulties with managing our growth, which could adversely affect our results of operations.

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
•We license some of our core technologies and drug leads and candidates from third parties. If we default on any of our obligations under those licenses, or violate the terms of these licenses, we could lose our rights to those technologies and drug candidates or be forced to pay damages.
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
We are commercializing and performing research on or developing products for the treatment of several disorders, including tardive dyskinesia, chorea associated with Huntington's disease, classic congenital adrenal hyperplasia, uterine fibroids, endometriosis, pain, Parkinson’s disease, schizophrenia, epilepsy, and other neurology, neuropsychiatry, neuroendocrinology, and neuroimmunology-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.
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
•Our investigational treatments for potential use in neurology, neuropsychiatry, neuroendocrinology and neuroimmunology may in the future compete with numerous approved products and development-stage programs being pursued by several other companies.
Compared to us, many of our competitors and potential competitors have substantially greater:
•capital resources;
•sales and marketing experience;
•research and development capabilities and capacity, including personnel and technology;
•regulatory experience;
•preclinical study and clinical testing experience;
•manufacturing, marketing and distribution experience; and
•production facilities.
Moreover, increased competition in certain disorders or therapies may make it more difficult for us to recruit or enroll patients in our clinical trials for similar disorders or therapies.
* Government and third-party payors may impose sales and pharmaceutical pricing controls on our products or limit coverage and/or reimbursement for our products or impose policies and/or make decisions regarding the status of our products that could limit our product revenues and delay sustained profitability.
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
Further, the use of physician telehealth services remains elevated compared to prior years, fueled by expansion of coverage and reimbursement for telehealth services across public and private insurers. The limitations that telehealth places on the ability to conduct a thorough physical examination may impact the ability of providers to screen for tardive dyskinesia or chorea associated with Huntington’s disease, leading to fewer patients being diagnosed and/or treated.
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
•clinical trial results may not replicate or improve upon the results of previous trials;
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
•unforeseen disruptions or delays may occur, caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs or other business interruptions; and
•regulatory requirements may change.
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. Geopolitical tensions could also affect our ability to obtain supplies of our investigational products, which could cause delays or otherwise disrupt our clinical trials and research and development efforts. Some of our suppliers and research and development collaborators are located in China, exposing us to the possibility of supply disruption in the event of changes to the laws, rules, regulations, and policies of the governments of the U.S. or China. Any such changes to laws or the adoption of tariffs or other restrictions could impact our ability to contract with certain Chinese biotechnology companies, cause delays, or have other adverse effects on the development of certain of our research programs.
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
* We have increased the size of our organization and will need to continue to increase the size of our organization. Such increases may not be sufficient and we may encounter difficulties with managing our growth, which could adversely affect our results of operations.
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
* We are transforming our research and development strategies to include the development of biologics, which requires substantial investment, including in personnel and facilities. We may encounter difficulties as we expand and may fail to successfully develop or commercialize our biologic product candidates, which could adversely affect our results of operations.
We are transforming our research and development strategies to include the development of biologics, including peptides, proteins, antibodies, conjugates, and gene therapies. As a company, we do not have experience successfully developing and commercializing biologics and our current infrastructure may be inadequate to support the expected growth and transformation of processes, personnel, and technologies required for these new programs. We have hired employees with expertise in these modalities, but we will need to hire additional qualified personnel and expand our management, administrative, and technical staff to support the research and development organization. If we are unable to identify, recruit and integrate additional employees with the requisite skills, or effectively manage our transformation activities, the development of our biologic product candidates may not be successful, or be delayed or paused indefinitely. Additionally, the manufacture of biologics and cognate devices are more complex than the manufacture of small molecule therapies. We currently have no manufacturing capabilities for biologic product candidates and devices and rely on third-party manufacturers. We may encounter delays in production and delivery of our biologic product candidates and devices by our third-party manufacturers or other vendors, which would result in corresponding delays to our development and commercialization of such biologic candidates. In addition, the regulatory requirements in the United States and in other countries governing biologics are evolving and the FDA or comparable foreign regulatory authorities may change the requirements, or identify different regulatory pathways, for approval for any of our biologic candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our biologic candidates. We have made, and expect to continue making, substantial investments in our research and development personnel and facilities, as well in external innovation to support our expansion into the development of our biologics. If any of these risks occur and we fail to successfully develop or commercialize our biologic product candidates, we may not realize a return on our investments which could have an adverse effect on our results of operations and financial condition.
* If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of INGREZZA, CRENESSITY, or any product candidate approved by the FDA in the future.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, or other business interruptions. We depend on a limited number of suppliers for the production (including API) of INGREZZA, CRENESSITY and our product candidates and for the packaging of INGREZZA and CRENESSITY. If our third-party suppliers for INGREZZA, CRENESSITY, or any of our product candidates encounter these or any other manufacturing, quality or compliance difficulties, our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates could be materially and adversely affected.
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
* We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.
We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates. For example, we depend on AbbVie for the manufacture and commercialization of ORILISSA and ORIAHNN and for the continued development of elagolix. We collaborate with MTPC for the commercialization of DYSVAL in Japan and for the continued development and commercialization of valbenazine for movement disorders in other select Asian markets. Some of our other collaborators include Nxera Pharma UK Limited (formerly Sosei Heptares), Takeda Pharmaceutical Company Limited, Voyager Therapeutics, Inc., and Xenon Pharmaceuticals Inc. Additionally, we depend on collaborators for the development of some of our biologics leads and candidates.
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
The manufacture of our products for clinical trials and commercial purposes is subject to specific FDA and equivalent foreign regulations, including current good manufacturing practice (cGMP) regulations. Our third-party manufacturers might not comply with FDA or equivalent foreign regulations relating to manufacturing our products for clinical trials and commercial purposes or other regulatory requirements now or in the future. Our reliance on contract manufacturers also exposes us to the following risks:
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
•our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store or distribute our products or product candidates; and
•drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Administration, equivalent foreign regulatory authorities, and other agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. Any delay, interruption, or other issue that arises in the manufacture of our products or product candidates as a result of a failure of a third-party manufacturer to pass regulatory inspections or maintain cGMP compliance could significantly impair our ability to develop our product candidates or to obtain approval for or successfully commercialize our products.
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
* We license some of our core technologies and drug leads and candidates from third parties. If we default on any of our obligations under those licenses, or violate the terms of these licenses, we could lose our rights to those technologies and drug candidates or be forced to pay damages.
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA and CRENESSITY, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the IRA, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, disruptions caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, or other business interruptions. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period of time, could cause our stock price to decline.

* Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flows, financial condition or results of operations.
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. Legislation commonly referred to as the One Big Beautiful Bill Act (the OBBBA), enacted in 2025, the IRA enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and legislation informally titled the Tax Cuts and Jobs Act enacted in 2017, made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and experimental (R&E) expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws.
Furthermore, our tax obligations and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Two-Pillar” framework, which involves the reallocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as Pillar One) and the imposition of a minimum effective corporate tax rate (referred to as Pillar Two). Certain countries in which we conduct business have enacted, or are in the process of enacting, core provisions of the Pillar Two rules. We continue to evaluate and assess the potential impact of these new rules, including on our effective tax rate, and our eligibility to qualify for any transition relief or safe harbor. Any changes in tax laws, including any new tax legislation or initiatives, could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also have a material impact on the value of our deferred tax assets, result in significant one-time charges and ongoing compliance costs, and increase our future tax expense.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the IRA negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $84 per share to approximately $158 per share.
The market price of our common stock may fluctuate in response to many factors, including:
•sales of INGREZZA and CRENESSITY;
•failure of CRENESSITY to achieve commercial success;
•the results of our clinical trials;

•reports of safety issues related to INGREZZA or CRENESSITY;
•any delay in filing an IND, NDA, marketing authorization application (MAA), or other regulatory submission for any of our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory agency's review of that IND, NDA, MAA, or other regulatory submission, including but not limited to the imposition of a temporary or permanent clinical hold by a regulatory agency;
•developments concerning new and existing collaboration agreements;
•announcements of technological innovations or new therapeutic products by us or others, including our competitors;
•general economic and market conditions, including economic and market conditions affecting the biotechnology industry;
•developments in patent or other proprietary rights;
•developments related to the FDA, the Centers for Medicare & Medicaid Services (CMS) and foreign regulatory agencies;
•government regulation, including the IRA;
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
•disruptions caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, including protectionist or retaliatory measures taken by the United States or other countries, or other business interruptions; and
•public concern as to the safety of our drugs.
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
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. Additionally, in February 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common stock (of which $332.3 million remained available as of June 30, 2025). This subsequent share repurchase authorization was in addition to the $300 million accelerated share repurchase program that was announced in October 2024 and completed in early February 2025. Our share repurchases may change from time to time, and we can provide no assurance that we will repurchase shares of our common stock at favorable prices, in particular amounts, or at all, and any repurchases may not enhance long-term stockholder value or prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs, it could affect the trading price of our stock and increase volatility.
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
Risks Related to Our Industry
*Enacted healthcare reform, drug pricing measures and other recent legislative initiatives, including the IRA, could adversely affect our business.
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
For example, the IRA provides for, among other things: (1) the Secretary of the HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) the redesign of the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in the ACA marketplaces through plan year 2025 and in 2025, eliminated the “donut hole” under the Medicare Part D program and created a new, permanent cap on beneficiary out-of-pocket spending for Part D drugs, in addition to a newly established manufacturer discount program. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and updated and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively beginning in 2023. On August 15, 2024, HHS announced the negotiated prices of the first 10 drugs that were subject to price negotiations (for initial price applicability year 2026), although the Medicare drug price negotiation program is currently subject to legal challenges. On January 17, 2025, HHS announced its selection of fifteen additional drugs covered under Part D for negotiation in 2025 (for initial price applicability year 2027). Certain high-expenditure Part B and Part D drugs/biologics will be selected for negotiation in 2026 (for initial price applicability year 2028) and annually thereafter. AUSTEDO and AUSTEDO XR, marketed by Teva Pharmaceuticals Industries, have been selected for the Medicare drug negotiation program in 2025 (for initial price applicability year 2027). If the negotiation program results in a decrease in the price of AUSTEDO or AUSTEDO XR, it may result in increased competitive pressure on INGREZZA. We were notified in January 2025 that INGREZZA qualifies for the small biotech exception, which provides an exemption from selection until 2027 (for initial price applicability year 2029, pursuant to which negotiated pricing would go into effect, if selected). If negotiated for initial price applicability year 2029, we expect that the negotiated price for INGREZZA would be constrained by the "short monopoly" price ceiling and temporary price floor for small biotech drugs.
Additionally, on January 1, 2025, CMS implemented those provisions of the IRA establishing a new Medicare Part D manufacturer discount program. Under this discount program and subject to certain exceptions, manufacturers must give a 10 percent discount on Part D program drugs in the initial coverage phase, and a 20 percent discount on Part D drugs when the beneficiary enters the catastrophic coverage phase (the phase after the patient incurs costs above the initial phase out-of-pocket threshold, which is $2,000 in 2025, indexed to inflation thereafter annually). However, the IRA allows the 10 and 20 percent discounts to be phased in over a multi-year period for “specified manufacturers” and “specified small manufacturers”. During this phase-in period, such manufacturers would pay a lower percentage discount on Medicare Part D program drugs. In April 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and will receive the discount phase-in discussed above for INGREZZA. INGREZZA is reimbursed under Medicare Part D, and increased discounts could impact INGREZZA revenues, while also having an industry-wide impact on the cost of other Part D program drugs such as AUSTEDO and AUSTEDO XR. The overall impact on INGREZZA revenues is inherently uncertain and difficult to predict, and we are still evaluating the potential impact of this discount program and our designation as a “specified small manufacturer.”
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
We participate in the Public Health Service’s 340B Drug Pricing Program (which is administered by the Health Resources and Services Administration), the Medicaid Drug Rebate program, and other federal and state government pricing programs. Participation in some of these programs is required in order to obtain reimbursement of our drug products under Medicaid or Medicare Part B. These programs generally require that we provide discounts or pay rebates to certain payers when our products are dispensed to beneficiaries of these programs. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies could introduce additional uncertainty for our business and impact our product prices and rebate liability. These could include expansion of the 340B Drug Pricing Program and growth of entities claiming entitlement under this program, changes to the calculation of rebates under the programs, or other regulatory changes impacting reimbursement. Continued expansion of the 340B Drug Pricing Program and growth of entities claiming entitlement to 340B pricing, including in ways that may be inconsistent with the statutory scheme, could impact our revenue.
The current administration is pursuing policies to reduce regulations and expenditures across the government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (a) directives to reduce agency workforces, (b) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending, (c) eliminating the Biden administration's executive order that directed HHS to establish an AI task force and developing a strategic plan, (d) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored Nation pricing for pharmaceutical products, and (e) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans, each of which creates uncertainty for us and could negatively impact our business.
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
* Changes in the FDA, the U.S. Patent and Trademark Office, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, delay the development and commercialization of new products or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA or comparable foreign regulatory authorities to review and approve new products, and the ability of the U.S. Patent and Trademark Office and other government agencies to perform their normal business functions, can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and manage user fee programs, and statutory, regulatory, and policy changes (such as reductions in force). FDA review performance has fluctuated in recent years as a result. In addition, government funding of other government agencies or comparable foreign regulatory authorities on which our operations may rely, including the U.S. Patent and Trademark Office, the Patent Trial and Appeal Board and those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
* If our information technology systems, those third parties upon which we rely, or our data is or were compromised, we could experience adverse impacts resulting from such compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, regulatory investigations or actions, litigation, fines and penalties, and a loss of customers or sales.
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

The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code, malware (such as malicious code, adware, and command and control (C2)), denial-of-service attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, telecommunications failures, and other similar threats. In addition, AI has and will continue to make existing threats more sophisticated and difficult to detect, increase the volume of threats, and generate new threats.
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
* Unfavorable geopolitical and macroeconomic developments could adversely affect our business, financial condition or results of operations.
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits due to bank failures, tariffs and trade barriers, geopolitical tensions, and military conflicts. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and suppliers, and our collaborators operate. A weak or declining global economy due to geopolitical tensions or tariffs and trade barriers could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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
* We are subject to stringent and changing obligations related to data privacy and information security. Our actual or perceived failure to comply with such obligations could have a material adverse effect on our reputation, business, financial condition or results of operations.
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
In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the U.S. or other countries. Certain jurisdictions have enacted data localization laws and cross-border personal data transfers laws. For example, countries in the EEA and the UK have significantly restricted the transfer of personal data to the U.S. and other countries, whose privacy laws it generally believes are inadequate. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the U.S. in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers for to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If we cannot implement a valid compliance mechanism for cross-border personal data transfers or if the requirements for a legally-compliant transfer are too onerous, we may face increased exposure to regulatory actions, substantial fines and injunctions against processing or transferring personal data from Europe or elsewhere. The inability to import personal data to the U.S. may significantly and negatively impact our business operations, including by limiting our ability to conduct clinical trial activities in Europe and elsewhere; limiting our ability to collaborate with parties subject to European and other data protection laws or requiring us to increase our personal data processing capabilities in Europe and/or elsewhere at significant expense. Other jurisdictions may adopt or have already adopted similarly stringent interpretations of their data localization and cross-border data transfer laws. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. Regulators in the U.S., such as the Department of Justice, are also increasingly scrutinizing certain personal data transfers and have proposed and may enact certain data export restrictions and localization requirements. For example, the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons rule finalized by the Department of Justice in late 2024, enacting the Biden administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern went into effect in April 2025.

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
The following table presents information relating to purchases of our common stock during the second quarter of 2025.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 2025	—	$—	—	$350,000,000
May 2025	148,533	$119.36	148,533	$332,271,646
June 2025	—	$—	—	$332,271,646
	148,533		148,533
_________________________
(1) In February 2025, our Board of Directors authorized a share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million repurchase program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, share repurchases may be made from time to time at management's discretion through a variety of methods, such as open-market transactions including pre-set trading plans, privately negotiated transactions, accelerated share repurchases, and other transactions in accordance with applicable securities laws.

Item 5. Other Information
During the period from April 1, 2025 to June 30, 2025, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and/or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Kyle Gano	Adoption	5/20/2025	X		96,400	2/4/2026
Chief Executive Officer
Matthew Abernethy	Adoption	5/23/2025	X		77,176	2/28/2026
Chief Financial Officer
Darin Lippoldt	Adoption	6/9/2025	X		122,989	2/28/2027
Chief Legal Officer
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2024

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

10.1+	Description:	Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.2 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.2+	Description:	Form of Standard Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.3 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.3+	Description:	Form of Standard Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.4 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.4+	Description:	Form of Director Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.5 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.5+	Description:	Form of Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.6 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.6+	Description:	Form of Non-U.S. Stock Option Grant Notice and Option Agreement for use under the Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.7 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.7+	Description:	Form of Non-U.S. Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for use under the Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan
	Reference:	Incorporated by reference to Exhibit 99.8 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

10.8+	Description:	Amended and Restated Employment Agreement dated May 30, 2025 between the Company and Eiry W. Roberts, M.D.
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 30, 2025

10.9+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan, as amended and restated
	Reference:	Incorporated by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 (Registration No. 333-287477)

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32*	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: July 30, 2025	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)