Form 10-Q
period 2025-09-30
NEUROCRINE BIOSCIENCES INC
filed 2025-10-28
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 99,705,698 as of October 21, 2025.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$340.2	$233.0
Available-for-sale debt securities	774.6	843.1
Accounts receivable	728.0	479.1
Inventory	69.3	57.4
Prepaid expenses	178.1	48.5
Other current assets	68.2	63.6
Total current assets	2,158.4	1,724.7
Deferred tax assets	368.5	485.7
Available-for-sale debt securities	998.5	739.5
Right-of-use assets	468.9	509.4
Equity investments	118.1	124.8
Property and equipment, net	97.3	82.6
Intangible assets, net	35.7	36.5
Other noncurrent assets	20.3	15.5
Total assets	$4,265.7	$3,718.7

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$584.3	$461.6
Other current liabilities	53.7	46.1
Total current liabilities	638.0	507.7
Noncurrent operating lease liabilities	428.4	455.1
Other noncurrent liabilities	195.7	166.2
Total liabilities	1,262.1	1,129.0

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 99.7 and 99.4 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,696.3	2,554.6
Accumulated other comprehensive income	13.2	5.8
Retained earnings	294.0	29.2
Total stockholders’ equity	3,003.6	2,589.7
Total liabilities and stockholders’ equity	$4,265.7	$3,718.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Revenues:
Net product sales	$789.9	$616.6	$2,035.6	$1,709.4
Collaboration revenues	5.0	5.5	19.4	18.2
Total revenues	794.9	622.1	2,055.0	1,727.6
Operating expenses:
Cost of revenues	14.0	8.0	34.5	24.7
Research and development	250.0	195.0	757.5	545.5
Acquired in-process research and development	0.3	1.0	0.4	9.5
Selling, general, and administrative	291.6	234.3	854.4	719.4
Total operating expenses	555.9	438.3	1,646.8	1,299.1
Operating income	239.0	183.8	408.2	428.5
Other income (expense):
Unrealized gain (loss) on equity investments	30.6	(16.9)	(6.7)	(35.2)
Charges associated with convertible senior notes	—	—	—	(138.4)
Investment income and other, net	22.2	23.4	64.5	68.5
Total other income (expense), net	52.8	6.5	57.8	(105.1)
Income before provision for income taxes	291.8	190.3	466.0	323.4
Provision for income taxes	82.3	60.5	141.1	85.2
Net income	$209.5	$129.8	$324.9	$238.2
Foreign currency translation adjustments, net of tax	1.6	2.9	3.9	2.5
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(0.9)	9.1	3.5	5.0
Comprehensive income	$210.2	$141.8	$332.3	$245.7
Earnings per share:
Basic	$2.11	$1.28	$3.27	$2.37
Diluted	$2.04	$1.24	$3.19	$2.29
Weighted-average shares outstanding:
Basic	99.4	101.1	99.3	100.6
Diluted	102.5	104.3	102.0	104.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at June 30, 2025	99.0	$0.1	$2,597.2	$12.5	$84.5	$2,694.3
Net income	—	—	—	—	209.5	209.5
Other comprehensive income, net of tax	—	—	—	0.7	—	0.7
Stock-based compensation expense	—	—	53.7	—	—	53.7
Issuances of common stock under stock plans	0.7	—	45.4	—	—	45.4
Balance at September 30, 2025	99.7	$0.1	$2,696.3	$13.2	$294.0	$3,003.6

Balance at June 30, 2024	100.9	$0.1	$2,555.3	$2.5	$(48.7)	$2,509.2
Net income	—	—	—	—	129.8	129.8
Other comprehensive income, net of tax	—	—	—	12.0	—	12.0
Stock-based compensation expense	—	—	41.5	—	—	41.5
Issuances of common stock under stock plans	0.3	—	26.4	—	—	26.4
Balance at September 30, 2024	101.2	$0.1	$2,623.2	$14.5	$81.1	$2,718.9

Balance at December 31, 2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
Net income	—	—	—	—	324.9	324.9
Other comprehensive income, net of tax	—	—	—	7.4	—	7.4
Stock-based compensation expense	—	—	159.3	—	—	159.3
Issuances of common stock under stock plans	2.1	—	90.0	—	—	90.0
Repurchases of common stock	(1.8)	—	(107.6)	—	(60.1)	(167.7)
Balance at September 30, 2025	99.7	$0.1	$2,696.3	$13.2	$294.0	$3,003.6

Balance at December 31, 2023	98.7	$0.1	$2,382.0	$7.0	$(157.1)	$2,232.0
Net income	—	—	—	—	238.2	238.2
Other comprehensive income, net of tax	—	—	—	7.5	—	7.5
Stock-based compensation expense	—	—	129.1	—	—	129.1
Issuances of common stock under stock plans	2.5	—	112.1	—	—	112.1
Balance at September 30, 2024	101.2	$0.1	$2,623.2	$14.5	$81.1	$2,718.9
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities:
Net income	$324.9	$238.2
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation expense	159.3	129.1
Charges associated with convertible senior notes	—	138.4
Impairment charges associated with leased properties	0.7	14.0
Depreciation	19.6	17.3
Accretion of discount on available-for-sale debt securities, net	(10.7)	(20.6)
Amortization of intangible assets	3.0	2.7
Changes in fair values of equity investments	6.7	35.2
Deferred income taxes	117.2	(91.8)
Non-cash lease expense	20.9	3.9
Other	0.7	—
Change in operating assets and liabilities:
Accounts receivable	(248.9)	(41.8)
Inventory	(11.9)	(7.5)
Accounts payable and accrued liabilities	83.7	(33.9)
Income tax assets and liabilities	(54.3)	(4.8)
Other assets and liabilities, net	(16.6)	(25.5)
Cash flows from operating activities	394.3	352.9

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(996.8)	(744.3)
Sales and maturities of available-for-sale debt securities	821.7	716.7
Capital expenditures	(36.4)	(30.9)
Cash flows from investing activities	(211.5)	(58.5)

Cash flows from financing activities:
Issuances of common stock under benefit plans	92.1	112.1
Repurchases of common stock	(167.7)	—
Payments to settle convertible senior notes	—	(308.8)
Cash flows from financing activities	(75.6)	(196.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.3
Change in cash, cash equivalents and restricted cash	107.2	98.0
Cash, cash equivalents and restricted cash at beginning of period	241.0	259.1
Cash, cash equivalents and restricted cash at end of period	$348.2	$357.1

Supplemental disclosures:
Accrued capital expenditures	$0.6	$0.8
Right-of-use assets acquired through operating leases	$—	$9.0
Cash paid for interest	$—	$1.6
Cash paid for income taxes	$73.6	$144.5
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
Direclidine (NBI-1117568) is a first-in-class, orally active, highly selective investigational M4 agonist in development as a potential treatment for schizophrenia. In connection with the initiation of a Phase 3 clinical study for direclidine in schizophrenia in May 2025, we paid Nxera a milestone of $15.0 million, which was expensed as research and development (R&D) in the second quarter of 2025. In connection with the successful completion of a long-term toxicity program for direclidine in April 2024, we paid Nxera a milestone of $15.0 million, which was expensed as R&D in the second quarter of 2024. In connection with the successful completion of the Phase 2 clinical study for direclidine in August 2024, we paid Nxera a milestone of $35.0 million, which was expensed as R&D in the third quarter of 2024.
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
Takeda Pharmaceutical Company Limited (Takeda)
In 2020, we entered into an exclusive license agreement with Takeda (the 2020 Takeda Agreement), pursuant to which we acquired the exclusive rights to develop and commercialize certain early to mid-stage psychiatry compounds, including luvadaxistat, NBI-1070770, osavampator (NBI-1065845), NBI-1065846, and three non-clinical stage compounds. Pursuant to the 2020 Takeda Agreement, osavampator was designated as a profit-share product, meaning we and Takeda would equally share in the operating profits and losses. Takeda also retained the right to opt-out of the profit-sharing arrangement, pursuant to which Takeda would be entitled to receive potential future payments upon the achievement of certain event-based milestones with respect to osavampator and receive royalties on the future net sales of osavampator (in lieu of equally sharing in the operating profits and losses).

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
NBI-921355 is an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development as a potential treatment of certain types of epilepsy. In connection with the initiation of a Phase 1 clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of NBI-921355 in healthy adult participants in February 2025, we paid Xenon a milestone of $7.5 million, which was expensed as R&D in the first quarter of 2025.
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
The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	September 30, 2025			December 31, 2024
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$340.2	$340.2	$—	$233.0	$233.0	$—
Available-for-sale debt securities	1,773.1	—	1,773.1	1,582.6	—	1,582.6
Equity investments	118.1	118.1	—	124.8	124.8	—
	$2,231.4	$458.3	$1,773.1	$1,940.4	$357.8	$1,582.6
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

As of September 30, 2025 and December 31, 2024, we held available-for-sale debt securities with a total fair value of $349.8 million and $458.7 million, respectively, that were in unrealized loss positions totaling $0.5 million and $1.7 million, respectively. Available-for-sale debt securities that had been in unrealized loss positions for longer than twelve months were not significant as of September 30, 2025 or December 31, 2024. Unrealized losses on available-for-sale debt securities are primarily caused by changes in interest rates. Our investments in available-for-sale debt securities are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before their maturity. Accrued interest receivables on available-for-sale debt securities totaled $18.4 million and $14.4 million, respectively, as of September 30, 2025 and December 31, 2024 and are included in other current assets on the condensed consolidated balance sheets. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment.
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

	Nine Months Ended September 30,
	2025	2024
Customer A	41%	44%
Customer B	28%	28%
Customer C	17%	13%
The following table presents the percent of total accounts receivable for each of our customers who individually accounted for 10% or more of total accounts receivable.

	September 30, 2025	December 31, 2024
Customer A	45%	41%
Customer B	29%	37%
Customer C	15%	< 10%
Customer D	< 10%	11%
4. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income - basic and diluted	$209.5	$129.8	$324.9	$238.2
Weighted-average common shares outstanding:
Basic	99.4	101.1	99.3	100.6
Effect of dilutive securities	3.1	3.2	2.7	3.4
Diluted	102.5	104.3	102.0	104.0
Earnings per share:
Basic	$2.11	$1.28	$3.27	$2.37
Diluted	$2.04	$1.24	$3.19	$2.29

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	3.3	1.7	4.3	1.9

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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Nine Months Ended September 30,
(in millions, except weighted average data)	2025	2024
Operating lease cost	$49.0	$27.9
Sublease income	(2.6)	(1.3)
Net operating lease cost	$46.4	$26.6
Cash paid for amounts included in the measurement of operating lease liabilities	$28.2	$24.0

	September 30,
	2025	2024
Weighted average remaining lease term	10.1 years	10.3 years
Weighted average discount rate	4.9%	5.0%
Restricted cash related to letters of credit issued in lieu of cash security deposits	$7.8	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of September 30, 2025.

(in millions)	Operating Leases	Sublease Income
2025 (3 months remaining)	$9.7	$(0.9)
2026	58.0	(3.5)
2027	59.6	(3.5)
2028	60.2	(3.5)
2029	60.4	(3.5)
Thereafter	371.6	(5.3)
Total operating lease payments (sublease income)	619.5	$(20.2)
Less imputed interest	139.8
Total operating lease liabilities	479.7
Less current operating lease liabilities included in other current liabilities	51.3
Noncurrent operating lease liabilities	$428.4
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
We recognized impairment charges totaling $14.0 million in the second quarter of 2024, of which $11.3 million and $2.7 million, respectively, was related to the ROU assets and tenant improvements associated with the underlying leased properties. Impairment charges were not significant for the first nine months of 2025.
6. Stockholders’ Equity
Share Repurchases
In February 2025, our Board of Directors authorized a new share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. Under the 2025 Repurchase Program, we repurchased 1.5 million shares on the open market for a cost of $167.7 million during the first nine months of 2025. As of September 30, 2025, we had $332.3 million remaining under the 2025 Repurchase Program.
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
The following table presents information relating to purchases of our common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Total number of shares repurchased	—	—	1.8	—
Amount repurchased	$—	$—	$227.2	$—
Average price per share	$—	$—	$127.31	$—

7. Intangible Assets
The following table presents information relating to our recognized intangible assets.

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights (1)	$43.2	$11.3	$31.9	$40.5	$7.7	$32.8
Acquired IPR&D (2)	$3.8	$—	3.8	$3.7	$—	3.7
Total intangible assets, net			$35.7			$36.5
_________________________
(1) Developed product rights have a useful life of 10 to 16 years.
(2) Acquired IPR&D is considered indefinite lived until the completion or abandonment of the associated research and development efforts.
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of September 30, 2025.

(in millions)	Amount
Year ending December 31, 2025 (3 months remaining)	$1.0
Year ending December 31, 2026	$4.1
Year ending December 31, 2027	$4.1
Year ending December 31, 2028	$4.1
Year ending December 31, 2029	$4.1
Thereafter	$14.5
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
In January 2024, we provided notice to the holders of the 2024 Notes electing to settle all conversions of the 2024 Notes which occur on or after January 15, 2024, in cash. Consequently, the embedded conversion option of the 2024 Notes (the conversion feature) required bifurcation and separate accounting from the 2024 Notes as it no longer qualified for the equity scope exception under ASC 815, Derivatives and Hedging. Upon bifurcation of the conversion feature in the first quarter of 2024, we recorded a derivative liability at a fair value of $126.6 million (Level 3) and a corresponding debt discount that was accreted over the remaining term of the 2024 Notes using the straight-line method. Subsequent changes in the fair value of the derivative liability and accretion of the associated debt discount were recorded in other expense, net on the condensed consolidated statements of income and comprehensive income.
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

(in millions)	Amount
Accretion of debt discount associated with derivative liability	$126.6
Change in fair value of derivative liability	9.6
Loss on extinguishment of convertible senior notes	2.2
Charges associated with convertible senior notes	$138.4

9. Supplemental Financial Information
Inventory consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$40.1	$33.7
Work in process	13.2	10.9
Finished goods	16.2	12.8
	69.5	57.4
Less inventory reserves	(0.2)	—
Total inventory	$69.3	$57.4
Prior to FDA approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as R&D in the period incurred. As a result, our physical inventories as of September 30, 2025 and December 31, 2024 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory values as of September 30, 2025 and December 31, 2024.
Accounts payable and accrued liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Sales rebates and reserves	$237.9	$144.2
Accrued employee related costs	105.1	107.5
Accrued development costs	82.4	50.8
Current branded prescription drug fee	39.0	49.2
Accounts payable and other accrued liabilities	119.9	109.9
Total accounts payable and accrued liabilities	$584.3	$461.6
Other noncurrent liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Noncurrent income taxes payable	$195.5	$160.7
Other noncurrent liabilities	0.2	5.5
Total other noncurrent liabilities	$195.7	$166.2
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2025	September 30, 2024
Cash and cash equivalents	$340.2	$349.1
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$348.2	$357.1

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
The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues:
INGREZZA net product sales	$686.6	$612.9	$1,856.2	$1,698.4
CRENESSITY net product sales	98.1	—	165.8	—
Other revenues (1)	10.2	9.2	33.0	29.2
Total revenues	794.9	622.1	2,055.0	1,727.6
Less:
Cost of revenues	14.0	8.0	34.5	24.7
Research and development:
External research and development	141.8	82.9	370.3	250.4
Payroll and benefits	74.6	55.4	221.8	167.9
Milestones	1.0	38.8	61.5	71.4
Other research and development (2)	32.6	17.9	103.9	55.8
Total research and development	250.0	195.0	757.5	545.5
Acquired in-process research and development	0.3	1.0	0.4	9.5
Selling, general, and administrative	291.6	234.3	854.4	719.4
Unrealized (gain) loss on equity investments	(30.6)	16.9	6.7	35.2
Charges associated with convertible senior notes	—	—	—	138.4
Interest income and other, net	(22.2)	(23.4)	(64.5)	(68.5)
Provision for income taxes	82.3	60.5	141.1	85.2
Net income	$209.5	$129.8	$324.9	$238.2
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

11. Legal Proceedings
In March 2025, we received a notice from Zydus Lifesciences Global FZE (Zydus FZE) that it had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA SPRINKLE (valbenazine). The ANDA contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA SPRINKLE are invalid and/or will not be infringed by Zydus FZE’s importation, manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in April 2025 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus FZE, Zydus Worldwide DMCC (entity subsequently dismissed), Zydus Lifesciences Limited, and Zydus Healthcare (USA) LLC (entity subsequently dismissed) (collectively, Zydus). We also filed suit in the U.S. District Court for the District of New Jersey in April 2025 against Zydus seeking to prevent Zydus from selling a generic version of INGREZZA SPRINKLE.
In January 2025, we filed suit in the U.S. District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking a declaratory judgement of invalidity of one of Spruce’s patents. In June 2025, the Court dismissed the case without prejudice for lack of case or controversy. In January 2025, we also initiated post-grant review against another Spruce patent in the U.S. Patent and Trademark Office. Spruce disclaimed all challenged claims of that patent. In addition, we have initiated judicial and administrative proceedings against Spruce patents in other jurisdictions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the six months ended June 30, 2025.
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
We estimate that TD affects approximately 800,000 people in the U.S., that approximately 90% of the 40,000 people in the U.S. affected by Huntington’s disease will develop chorea, and that CAH affects at least 20,000 people in the U.S. Key elements of our commercial strategy include maximizing the opportunities in INGREZZA and CRENESSITY through consistent and effective commercial execution, continued development of valbenazine as the best-in-class treatment for new patient populations, and to lead the evolving understanding of vesicular monoamine transporter 2 (VMAT2) biology and its role in disease. INGREZZA net product sales totaled $1.9 billion and $1.7 billion, respectively, for the first nine months of 2025 and 2024 and accounted for substantially all of our total net product sales during each of these reporting periods. CRENESSITY net product sales totaled $165.8 million for the first nine months of 2025.
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
2025 Business Highlights
•In February 2025, our Board of Directors authorized a new share repurchase program (the 2025 Repurchase Program) under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million accelerated repurchase program (the 2024 Repurchase Program) that was announced in October 2024 and completed in February 2025. During the first nine months of 2025, we repurchased 1.5 million shares on the open market under the 2025 Repurchase Program and received an additional 0.3 million shares upon settlement of the 2024 Repurchase Program in February 2025.
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
•Appointed Sanjay Keswani, M.D., as Chief Medical Officer (CMO) and member of the Company's executive management team effective June 2, 2025.

•Announced planned expansion of the INGREZZA and CRENESSITY sales teams to maximize commercial momentum. Expansion to be completed by the end of the first quarter of 2026.
2025 Pipeline Highlights
•Initiated two Phase 3 clinical studies for direclidine (NBI-1117568), a potential first-in-class, orally active, highly selective investigational M4 agonist, in schizophrenia.
•Initiated a Phase 3 clinical study for osavampator (NBI-1065845), a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM), in major depressive disorder (MDD).
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
•Presented new data from a post-hoc analysis of the Phase 4 KINECT-PRO open-label study confirming that robust rates of symptomatic remission of tardive dyskinesia were achieved with once-daily INGREZZA capsules. The analysis also showed sustained improvements in patient-reported outcomes among participants who achieved symptomatic remission.
•Presented new data from the Phase 2 SAVITRI™ study, which showed statistically significant and clinically meaningful improvement in depression severity at Day 28 and Day 56 with once-daily oral administration of 1 mg osavampator.
•Announced the Phase 3 study of valbenazine for the adjunctive treatment of schizophrenia did not meet the primary endpoint.
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Revenues
Net Product Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
INGREZZA	$686.6	$612.9	$1,856.2	$1,698.4
CRENESSITY	98.1	—	165.8	—
Other	5.2	3.7	13.6	11.0
Total net product sales	$789.9	$616.6	$2,035.6	$1,709.4
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected increased net product sales of INGREZZA, driven by total prescriptions on strong patient demand partially offset by lower net price due to new market access investments to support long-term growth, and CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024.
Collaboration Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Royalties	$4.8	$4.6	$18.0	$13.5
Other	0.2	0.9	1.4	4.7
Total collaboration revenues	$5.0	$5.5	$19.4	$18.2
Total collaboration revenues for all periods presented primarily reflected royalties earned on AbbVie net sales of elagolix and MTPC net sales of valbenazine.

Operating Expenses
Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenues	$14.0	$8.0	$34.5	$24.7
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected increased net product sales of INGREZZA and increased royalties payable on net product sales of CRENESSITY.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Late stage	$52.2	$21.6	$126.3	$68.9
Early stage	16.1	19.2	54.5	77.6
Research and discovery	73.5	42.1	189.5	103.9
Milestones	1.0	38.8	61.5	71.4
Payroll and benefits	74.6	55.4	221.8	167.9
Facilities and other	32.6	17.9	103.9	55.8
Total research and development	$250.0	$195.0	$757.5	$545.5
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected increased investment in the Phase 3 programs for osavampator in MDD and direclidine in schizophrenia, partially offset by lower spend related to crinecerfont in CAH.
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
Compared with the comparable periods last year, the decrease for the third quarter and first nine months of 2025 primarily reflected the successful progression of the Phase 2 program for direclidine in schizophrenia to late-stage in the fourth quarter of 2024 and lower spend on certain early-stage neuropsychiatry programs, partially offset by increased investment in our early-stage muscarinic portfolio.
Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected increased investment in gene therapy and other preclinical development programs.

Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under collaborative arrangements. The following table presents milestones expense by collaboration partner.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Nxera Pharma UK Limited	$—	$35.0	$15.0	$50.0
Takeda Pharmaceutical Company Limited	—	—	37.5	7.5
Xenon Pharmaceuticals Inc.	—	—	7.5	—
Voyager Therapeutics, Inc.	—	3.0	—	11.0
Other	1.0	0.8	1.5	2.9
Total milestones	$1.0	$38.8	$61.5	$71.4
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
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected higher headcount and increases of $7.2 million and $19.0 million, respectively, in non-cash stock-based compensation expense.
Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including facility-based expenses (such as rent expense) and other overhead allocations.
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected increased facility-based expenses related to our new campus facility.
Selling, General, and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Selling, general, and administrative	$291.6	$234.3	$854.4	$719.4
Compared with the comparable periods last year, the increase for the third quarter and first nine months of 2025 primarily reflected continued investment in our commercial organization (including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities) and increases of $5.0 million and $11.2 million, respectively, in non-cash stock-based compensation expense. In addition, the increase for the first nine months of 2025 was partially offset by decreased impairment charges associated with our vacated legacy campus facilities.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Unrealized gain (loss) on equity investments	$30.6	$(16.9)	$(6.7)	$(35.2)
Charges associated with convertible senior notes	—	—	—	(138.4)
Investment income and other, net	22.2	23.4	64.5	68.5
Total other income (expense), net	$52.8	$6.5	$57.8	$(105.1)
Compared with the comparable periods last year, the change for the third quarter and first nine months of 2025 primarily reflected prior year charges associated with the convertible senior notes that matured in May 2024 and periodic fluctuations in the fair values of our equity investments.

Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Provision for income taxes	$82.3	$60.5	$141.1	$85.2
The effective tax rate for the third quarter and first nine months of 2025 and 2024 varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, fluctuations in state effective tax rates, and valuation allowances recorded in certain foreign and domestic state jurisdictions for tax benefits that management cannot conclude that it is more likely than not will be realized in the future. In addition, the effective tax rate for the third quarter of 2025 reflects increased tax expense related to foreign operations and the enactment of the One Big Beautiful Bill Act (OBBBA).
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$209.5	$129.8	$324.9	$238.2
Compared with the comparable periods last year, the change for the third quarter and first nine months of 2025 primarily reflected increased INGREZZA and CRENESSITY net product sales, continued investments in our commercial organization (including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities) and expanded pre-clinical and clinical portfolio, periodic fluctuations in milestones expense associated with the achievement of development milestones under collaborative arrangements, periodic fluctuations in the fair values of our equity investments, and prior year charges associated with the convertible senior notes that matured in May 2024.
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
Information Regarding Our Financial Condition

(in millions)	September 30, 2025	December 31, 2024
Total cash, cash equivalents, and marketable securities	$2,113.3	$1,815.6
Working Capital:
Total current assets	$2,158.4	$1,724.7
Less total current liabilities	638.0	507.7
Total working capital	$1,520.4	$1,217.0

Information Regarding Our Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities	$394.3	$352.9
Cash flows from investing activities	(211.5)	(58.5)
Cash flows from financing activities	(75.6)	(196.7)
Effect of exchange rate changes on cash and cash equivalents	—	0.3
Change in cash, cash equivalents, and restricted cash	$107.2	$98.0
Cash Flows from Operating Activities
Compared with the comparable period last year, the increase primarily reflected increased net product sales of INGREZZA and CRENESSITY, partially offset by continued investments in our commercial organization (including the expansion of our psychiatry and long-term care sales team completed in September 2024 and CRENESSITY-related headcount and commercial launch activities) and expanded pre-clinical and clinical portfolio. The increase in accounts receivable was driven by higher total gross product sales. The increase in accounts payable and accrued liabilities was driven by higher revenue-related reserves for discounts and allowances attributed to higher gross product sales combined with expanded formulary access for INGREZZA. In addition, the increase in income tax assets and liabilities primarily related to timing of foreign tax expense recognition, partially offset by the federal tax benefit on current income taxes payable from the enactment of the OBBBA.
Cash Flows from Investing Activities
Periodic fluctuations in cash flows from investing activities primarily reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix.
Cash Flows from Financing Activities
Compared with the comparable period last year, the change reflected $167.7 million in repurchases of our common stock during the first nine months of 2025 under the $500.0 million 2025 Repurchase Program that was authorized by our Board of Directors in February 2025, decreased proceeds from issuances of our common stock, and $308.8 million in cash payments to settle the convertible senior notes in the second quarter of 2024.
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
Share Repurchase Program
In addition to the foregoing future capital requirements, in February 2025, our Board of Directors authorized the 2025 Repurchase Program under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, we repurchased 1.5 million shares on the open market for a cost of $167.7 million during the first nine months of 2025. As of September 30, 2025, we had $332.3 million remaining under the 2025 Repurchase Program.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on September 30, 2025, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2025, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
In March 2025, we received a notice from Zydus Lifesciences Global FZE (Zydus FZE) that it had filed an abbreviated new drug application, or ANDA, with the FDA seeking approval of a generic version of INGREZZA SPRINKLE (valbenazine). The ANDA contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA SPRINKLE are invalid and/or will not be infringed by Zydus FZE’s importation, manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in April 2025 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus FZE, Zydus Worldwide DMCC (entity subsequently dismissed), Zydus Lifesciences Limited, and Zydus Healthcare (USA) LLC (entity subsequently dismissed) (collectively, Zydus). We also filed suit in the U.S. District Court for the District of New Jersey in April 2025 against Zydus seeking to prevent Zydus from selling a generic version of INGREZZA SPRINKLE.
In January 2025, we filed suit in the U.S. District Court for the District of Delaware against Spruce Biosciences, Inc. (Spruce), seeking a declaratory judgement of invalidity of one of Spruce’s patents. In June 2025, the Court dismissed the case without prejudice for lack of case or controversy. In January 2025, we also initiated post-grant review against another Spruce patent in the U.S. Patent and Trademark Office. Spruce disclaimed all challenged claims of that patent. In addition, we have initiated judicial and administrative proceedings against Spruce patents in other jurisdictions.
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

Legislators, policymakers, and payors may continue to propose and implement cost-containing measures to keep healthcare costs down. For example, in April 2025, the President issued an executive order that, among other things, directs specified agency heads to develop a Center for Medicare and Medicaid Innovation model that enables the Medicare program to obtain better value for high-cost prescription drugs and biological products. In May 2025, the President also issued an executive order directing the administration to take immediate steps to end global freeloading and take additional aggressive action should drug manufacturers fail to offer American consumers the Most-Favored Nation lowest price. The specifics of these proposals and policies are unclear and, as a result, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business. These policies could reduce or limit the prices we are able to charge for our products and product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for our products from governmental authorities or third-party payors. In addition, the OBBBA is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. The OBBBA also narrows access to the Patient Protection and Affordable Care Act (ACA) marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Further, an increasing number of countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere, including in the U.S.
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
•unforeseen disruptions or delays may occur, caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, the ongoing shutdown of the U.S. federal government and the resulting effects on its regulatory agencies, or other business interruptions; and
•regulatory requirements may change.
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
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, the ongoing shutdown of the U.S. federal government and the resulting effects on its regulatory agencies, or other business interruptions. We depend on a limited number of suppliers for the production (including API) of INGREZZA, CRENESSITY and our product candidates and for the packaging of INGREZZA and CRENESSITY. If our third-party suppliers for INGREZZA, CRENESSITY, or any of our product candidates encounter these or any other manufacturing, quality or compliance difficulties, our ability to successfully develop or commercialize INGREZZA, CRENESSITY, or any of our product candidates could be materially and adversely affected.

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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors. In addition, CRENESSITY is distributed by one specialty pharmacy provider. Four of these customers represent over 90% of our total gross product sales. If any of our significant customers becomes subject to bankruptcy, is unable to pay us for our products or wants to terminate their relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Also, we may need to enter into agreements with additional distributors or specialty pharmacy providers, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
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

* We are subject to ongoing obligations and continued regulatory review for INGREZZA and CRENESSITY. Additionally, our product candidates, if approved, could be subject to labeling and other post-marketing requirements and restrictions.
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For INGREZZA, CRENESSITY, and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product is subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GCPs for any clinical trials that we conduct post-approval. In addition, advertising and promotional materials for approved products must comply with FDA regulations and those of foreign regulatory authorities and may be subject to other potentially applicable federal and state laws. As part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, the current administration has prioritized stricter oversight of direct-to-consumer advertising, including increasing the amount of information manufacturers provide regarding risks associated with the use of prescription drugs and ensuring that advertisements are not false, misleading or lacking in fair balance through coordination across government agencies. In September 2025, the FDA Office of Prescription Drug Promotion issued numerous untitled letters and warning letters to drug manufacturers regarding advertising and promotion, including one untitled letter addressed to us which alleges that certain claims made in promotional material for INGREZZA are misleading. Although we believe that our advertisement complies with applicable laws and regulations, resolving the concerns stated in the letter or future letters we may receive could negatively impact the effectiveness of our advertising campaigns, increase compliance and media costs, and reduce demand for our products.
Failure to comply with these ongoing regulatory requirements, or later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, may result in, among other things:
•restrictions on the marketing or manufacturing of the product, changes in the product’s label, misbranding allegations, withdrawal of the product from the market, or voluntary or mandatory product recalls;
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
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and commercial sales of INGREZZA and CRENESSITY, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the IRA, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, disruptions caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, the ongoing shutdown of the U.S. federal government and the resulting effects on its regulatory agencies, or other business interruptions. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period of time, could cause our stock price to decline.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the IRA negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $84 per share to approximately $155 per share.
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
•disruptions caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, including protectionist or retaliatory measures taken by the United States or other countries, the ongoing shutdown of the U.S. federal government and the resulting effects on its regulatory agencies, or other business interruptions; and
•public concern as to the safety of our drugs.
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
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. Additionally, in February 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common stock (of which $332.3 million remained available as of September 30, 2025). This subsequent share repurchase authorization was in addition to the $300 million accelerated share repurchase program that was announced in October 2024 and completed in early February 2025. Our share repurchases may change from time to time, and we can provide no assurance that we will repurchase shares of our common stock at favorable prices, in particular amounts, or at all, and any repurchases may not enhance long-term stockholder value or prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs, it could affect the trading price of our stock and increase volatility.
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
Risks Related to Our Industry
* Enacted healthcare reform, drug pricing measures and other recent legislative initiatives, including the IRA, could adversely affect our business.
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
The current administration is pursuing policies to reduce regulations and expenditures across the government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (a) directives to reduce agency workforces, (b) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending, (c) eliminating the Biden administration's executive order that directed HHS to establish an AI task force and developing a strategic plan, (d) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored Nation pricing for pharmaceutical products, (e) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement of direct-to-consumer pharmaceutical advertising, and (f) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans, each of which creates uncertainty for us and could negatively impact our business.
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
Disruptions at the FDA, other government agencies or comparable foreign regulatory authorities may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on October 1, 2025 and continuing to the present, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities to the extent they are not funded by existing available user fees. A prolonged government shutdown could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, government shutdowns could impact our ability to access the public markets and obtain additional capital in the future.
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
* Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.
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

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals, including our speaker programs and other arrangements have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices, business practices of our vendors or consultants, or a rogue employee’s activities, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. For example, we maintain a patient assistance program to help eligible patients afford our products. These and other types of programs have become the subject of governmental scrutiny, and numerous organizations, including pharmaceutical manufacturers, have been subject to litigation, enforcement actions and settlements related to their patient assistance programs. In August 2025, we received a civil investigative demand from the U.S. Department of Justice (DOJ) requesting certain documents and information related to our sales and marketing of INGREZZA. We are cooperating with the DOJ’s request. No assurance can be given as to the timing or outcome of the DOJ’s investigation. If our operations or activities or those of our vendors are found to be in violation of any of the laws described above or any other applicable governmental regulations, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.
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

We source and procure APIs, precursor chemicals, and specialized equipment from international suppliers, with substantial reliance on foreign contract manufacturers in Europe. Tariff policies, particularly those affecting pharmaceutical products, could increase our costs and reduce our profitability. Additionally, recent policy discussions have included potential targeted tariffs or other trade measures specifically aimed at pharmaceutical products and ingredients as part of broader healthcare cost control or national security initiatives. In April 2025, the U.S. Department of Commerce initiated an investigation on imports of pharmaceuticals and pharmaceutical ingredients, which may result in the current U.S. Presidential administration taking actions to impose tariffs on the pharmaceutical industry. The U.S. Presidential administration also recently indicated that it may impose a 100% tariff on any branded or patented pharmaceutical product, unless a company is building their pharmaceutical manufacturing plant in the U.S. The specific impact of the investigation and announcements to enact substantial tariffs on patented pharmaceutical products remain uncertain at this time but could negatively impact our business and operations. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Should tariffs be imposed specifically targeting pharmaceutical imports, our production costs could rise, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the United States, as developing and qualifying alternative sources typically requires substantial time, investment, and regulatory approvals.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits due to bank failures, tariffs and trade barriers, the ongoing shutdown of the U.S. federal government and the resulting effects on its regulatory agencies, geopolitical tensions, and military conflicts. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and suppliers, and our collaborators operate. A weak or declining global economy due to geopolitical tensions or tariffs and trade barriers could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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

Item 5. Other Information
During the period from July 1, 2025 to September 30, 2025, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and/or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
William Rastetter	Adoption	8/6/2025	X		18,000	5/19/2026
Director
George Morrow	Adoption	8/26/2025	X		15,000	5/19/2026
Director
Eric Benevich	Adoption	8/28/2025	X		12,830	2/4/2026
Chief Commercial Officer
Gary Lyons	Adoption	9/3/2025	X		15,000	5/19/2026
Director
Leslie Norwalk	Adoption	9/12/2025	X		15,000	9/12/2026
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

NEUROCRINE BIOSCIENCES, INC.

Dated: October 28, 2025	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)