Form 10-Q
period 2026-03-31
NEUROCRINE BIOSCIENCES INC
filed 2026-05-05
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 100,549,983 as of April 28, 2026.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$266.5	$713.0
Available-for-sale debt securities	1,049.7	767.4
Accounts receivable	768.1	686.8
Inventory	64.5	69.0
Prepaid expenses	224.8	170.7
Other current assets	62.5	115.8
Total current assets	2,436.1	2,522.7
Deferred tax assets	381.4	320.3
Available-for-sale debt securities	1,331.0	1,063.0
Right-of-use assets	447.1	455.4
Equity investments	146.1	120.8
Property and equipment, net	90.9	89.8
Other noncurrent assets	73.6	59.5
Total assets	$4,906.2	$4,631.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$773.0	$674.3
Other current liabilities	58.7	69.1
Total current liabilities	831.7	743.4
Noncurrent operating lease liabilities	406.2	415.3
Other noncurrent liabilities	260.9	219.7
Total liabilities	1,498.8	1,378.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 100.6 and 100.1 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,817.3	2,792.2
Accumulated other comprehensive income	0.4	13.1
Retained earnings	589.6	447.7
Total stockholders’ equity	3,407.4	3,253.1
Total liabilities and stockholders’ equity	$4,906.2	$4,631.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenues:
Net product sales	$811.0	$563.7
Collaboration revenues	3.5	8.9
Total revenues	814.5	572.6
Operating expenses:
Cost of revenues	13.8	9.2
Research and development	296.2	263.2
Acquired in-process research and development	21.2	0.1
Selling, general, and administrative	318.5	276.5
Gain on sale of business, net of transaction costs	(28.6)	—
Total operating expenses	621.1	549.0
Operating income	193.4	23.6
Other income (expense):
Unrealized gain (loss) on equity investments	25.3	(30.6)
Investment income and other, net	28.1	21.7
Total other income (expense), net	53.4	(8.9)
Income before provision for income taxes	246.8	14.7
Provision for income taxes	48.9	6.8
Net income	$197.9	$7.9
Foreign currency translation adjustments, net of tax	—	1.5
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(12.7)	1.7
Comprehensive income	$185.2	$11.1
Earnings per share:
Basic	$1.97	$0.08
Diluted	$1.91	$0.08
Weighted-average shares outstanding:
Basic	100.5	99.7
Diluted	103.4	102.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at December 31, 2025	100.1	$0.1	$2,792.2	$13.1	$447.7	$3,253.1
Net income	—	—	—	—	197.9	197.9
Other comprehensive loss, net of tax	—	—	—	(12.7)	—	(12.7)
Stock-based compensation expense	—	—	57.2	—	—	57.2
Issuances of common stock under benefit plans, net of tax	0.9	—	(32.1)	—	—	(32.1)
Repurchases of common stock	(0.4)	—	—	—	(56.0)	(56.0)
Balance at March 31, 2026	100.6	$0.1	$2,817.3	$0.4	$589.6	$3,407.4

Balance at December 31, 2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
Net income	—	—	—	—	7.9	7.9
Other comprehensive income, net of tax	—	—	—	3.2	—	3.2
Stock-based compensation expense	—	—	52.8	—	—	52.8
Issuances of common stock under benefit plans	1.2	—	32.1	—	—	32.1
Repurchases of common stock	(1.6)	—	(107.6)	—	(42.4)	(150.0)
Balance at March 31, 2025	99.0	$0.1	$2,531.9	$9.0	$(5.3)	$2,535.7
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$197.9	$7.9
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	57.2	52.8
Depreciation	7.2	6.6
Accretion of discount on available-for-sale debt securities, net	(1.3)	(4.6)
Amortization of acquired intangible assets	0.1	1.0
Changes in fair values of equity investments	(25.3)	30.6
Deferred income taxes	(61.1)	(13.7)
Non-cash lease expense	2.7	7.2
Gain on sale of business, net of transaction costs	(28.6)	—
Other	—	0.7
Change in operating assets and liabilities:
Accounts receivable	(81.4)	(36.9)
Inventory	4.3	(1.7)
Accounts payable and accrued liabilities	(14.3)	(3.0)
Income tax assets and liabilities	119.8	15.4
Other assets and liabilities, net	(31.4)	2.5
Cash flows from operating activities	145.8	64.8

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(819.5)	(273.2)
Sales and maturities of available-for-sale debt securities	259.2	298.1
Proceeds from sale of business	63.2	—
Capital expenditures	(9.1)	(10.7)
Cash flows from investing activities	(506.2)	14.2

Cash flows from financing activities:
Issuances of common stock under benefit plans	23.6	32.1
Taxes paid related to net share settlement of equity awards	(55.7)	—
Repurchases of common stock	(54.0)	(150.0)
Cash flows from financing activities	(86.1)	(117.9)
Change in cash, cash equivalents and restricted cash	(446.5)	(38.9)
Cash, cash equivalents and restricted cash at beginning of period	721.0	241.0
Cash, cash equivalents and restricted cash at end of period	$274.5	$202.1

Supplemental disclosures:
Accrued capital expenditures	$1.4	$2.7
Cash paid for income taxes	$0.3	$0.6
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K (the 2025 Form 10-K) filed with the SEC. The results of operations for the interim period shown in this report are not necessarily indicative of the results that may be expected for any other interim period or the full year. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
There were no significant changes to our significant accounting policies as disclosed in the 2025 Form 10-K.
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
The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	March 31, 2026			December 31, 2025
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$266.5	$266.5	$—	$713.0	$713.0	$—
Available-for-sale debt securities	2,380.7	—	2,380.7	1,830.4	—	1,830.4
Equity investments	146.1	146.1	—	120.8	120.8	—
	$2,793.3	$412.6	$2,380.7	$2,664.2	$833.8	$1,830.4

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
As of March 31, 2026 and December 31, 2025, we held available-for-sale debt securities with a total fair value of $1.58 billion and $335.1 million, respectively, that were in unrealized loss positions totaling $7.2 million and $0.6 million, respectively. Available-for-sale debt securities that had been in unrealized loss positions for longer than twelve months were not significant as of March 31, 2026 or December 31, 2025. Unrealized losses on available-for-sale debt securities are primarily caused by changes in interest rates. Our investments in available-for-sale debt securities are of high credit quality. Further, as of March 31, 2026, we did not intend to sell, and it was not more likely than not that we would be required to sell, these investments before recovery of their amortized cost basis. Subsequent to March 31, 2026, we entered into an Agreement and Plan of Merger to acquire Soleno Therapeutics, Inc. If the proposed acquisition is consummated, we expect to fund the transaction with cash on hand and available investments and, accordingly, may sell certain available-for-sale debt securities prior to maturity. As of March 31, 2026, potential realized losses on such investments that may be sold prior to maturity were not expected to be material.
Accrued interest receivables on available-for-sale debt securities totaled $21.9 million and $20.5 million, respectively, as of March 31, 2026 and December 31, 2025 and are included in other current assets on the condensed consolidated balance sheets. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment.
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

	Three Months Ended March 31,
	2026	2025
Customer A	36%	41%
Customer B	27%	30%
Customer C	24%	14%
The following table presents the percent of total accounts receivable for each of our customers who individually accounted for 10% or more of total accounts receivable.

	March 31, 2026	December 31, 2025
Customer A	40%	41%
Customer B	30%	31%
Customer C	18%	16%
Customer D	10%	10%
3. Leases
Our operating leases that have commenced have terms that expire beginning 2027 through 2036 and consist of office space and research and development laboratories, including our corporate headquarters. Certain of these lease agreements contain clauses for renewal at our option. As we were not reasonably certain to exercise any of these renewal options at commencement of the associated leases, no such options were recognized as part of our right-of-use (ROU) assets or operating lease liabilities.

The following table presents supplemental operating lease information for operating leases that have commenced.

	Three Months Ended March 31,
(in millions, except weighted average data)	2026	2025
Operating lease cost	$15.4	$16.5
Sublease income	(0.9)	(0.9)
Net operating lease cost	$14.5	$15.6
Cash paid for amounts included in the measurement of operating lease liabilities	$12.7	$9.3

	March 31,
	2026	2025
Weighted average remaining lease term	9.7 years	10.6 years
Weighted average discount rate	4.9%	4.9%
Restricted cash related to leases	$7.8	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of March 31, 2026.

(dollars in millions)	Operating Leases	Sublease Income
2026 (9 months remaining)	$44.0	$(3.0)
2027	59.1	(4.0)
2028	59.7	(4.0)
2029	59.8	(3.6)
2030	60.7	(3.5)
Thereafter	306.9	(2.0)
Total operating lease payments (sublease income)	590.2	$(20.1)
Less imputed interest	126.7
Total operating lease liabilities	463.5
Less current operating lease liabilities included in other current liabilities	57.3
Noncurrent operating lease liabilities	$406.2
4. Supplemental Financial Information
Inventory consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$30.7	$35.7
Work in process	21.1	19.2
Finished goods	12.9	14.3
	64.7	69.2
Less inventory reserves	(0.2)	(0.2)
Total inventory	$64.5	$69.0
Prior to FDA approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as R&D in the period incurred. As a result, our physical inventories as of March 31, 2026 and December 31, 2025 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory values as of March 31, 2026 and December 31, 2025.

Prepaid expenses consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Prepaid income taxes	$127.7	$94.0
Prepaid development costs	69.6	55.6
Other prepaid expenses	27.5	21.1
Total prepaid expenses	$224.8	$170.7
Accounts payable and accrued liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Sales rebates and reserves	$231.3	$226.0
Current income taxes payable	186.4	68.0
Accrued development costs	110.7	101.3
Accrued employee related costs	81.7	128.8
Current branded prescription drug fee	42.9	45.3
Accounts payable and other accrued liabilities	120.0	104.9
Total accounts payable and accrued liabilities	$773.0	$674.3
Other noncurrent liabilities consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Noncurrent income taxes payable	$241.3	$214.5
Other noncurrent liabilities	19.6	5.2
Total other noncurrent liabilities	$260.9	$219.7
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	March 31, 2026	March 31, 2025
Cash and cash equivalents	$266.5	$194.1
Restricted cash included in other noncurrent assets	8.0	8.0
Total cash, cash equivalents, and restricted cash	$274.5	$202.1
5. Stockholders’ Equity
Share Repurchases
Our Board of Directors have authorized share repurchase programs, including a share repurchase program for up to $500.0 million of our common stock which was authorized in February 2025 (the 2025 Repurchase Program).
The following table presents the shares of our common stock that we repurchased under our share repurchase programs and the cost of such shares, which were retired immediately upon repurchase.

	Three Months Ended March 31,
(in millions)	2026	2025
Number of shares	0.4	1.6
Total cost of shares (1)	$56.0	$150.0
_________________________
(1) Reflects the total trade-date cost of shares repurchased during the period.
As of March 31, 2026, we had $276.3 million remaining under the 2025 Repurchase Program.

6. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Net income - basic and diluted	$197.9	$7.9
Weighted-average common shares outstanding:
Basic	100.5	99.7
Effect of dilutive securities	2.9	2.8
Diluted	103.4	102.5
Earnings per share:
Basic	$1.97	$0.08
Diluted	$1.91	$0.08

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	4.1	3.3
7. Collaboration and License Agreements
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
NBI-1117570 is a dual M1/M4 muscarinic agonist in development as a potential treatment for schizophrenia and other psychiatric indications. In connection with the initiation of a Phase 2 clinical study for NBI-1117570 in schizophrenia in March 2026, we expensed a milestone of $22.5 million payable to Nxera as research and development (R&D) in the first quarter of 2026. The milestone was paid in the second quarter of 2026.
Under the terms of the agreement, Nxera may be entitled to receive potential future payments of up to $2.48 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product.
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
In October 2024, we provided Takeda with written notice of termination of the license under the 2020 Takeda Agreement with respect to certain D-amino acid oxidase (DAAO) inhibitors, including the license to develop and commercialize luvadaxistat and NBI-1065846, which became effective in April 2025.
In January 2025, we and Takeda amended and restated the exclusive license agreement (the Restated Takeda Agreement) to, among other things, reflect the conversion from sharing operating profits and losses with respect to the development and commercialization of osavampator to a royalty-bearing license, the return of rights to osavampator in Japan to Takeda, and our previous termination of the license to develop and commercialize certain DAAO inhibitors under the 2020 Takeda Agreement, including luvadaxistat, and GPR139 agonists, including NBI-1065846.
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
Osavampator is a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM) in development for patients with inadequate response to treatment of major depressive disorder (MDD). In connection with the initiation of a Phase 3 clinical study for osavampator in MDD in 2025, we expensed a milestone payment of $37.5 million, which was expensed as R&D in the first quarter of 2025.
Takeda may be entitled to receive potential future payments of up to $742.5 million upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any royalty-bearing product.
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
NBI-921355 is an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development as a potential treatment of certain types of epilepsy. In connection with the initiation of a Phase 1 clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of NBI-921355 in healthy adult participants in 2025, we expensed a milestone payment of $7.5 million to Xenon as R&D in the first quarter of 2025.
Under the terms of the agreement, Xenon may be entitled to receive potential future payments of up to $1.66 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product. Xenon retains the right to elect to co-develop one product in a major indication, pursuant to which Xenon would receive a mid-single digit percentage increase in royalties earned on the future net sales of such product in the U.S. and we and Xenon would equally share in the development costs of such product in the applicable indication, except where such development costs relate solely to the regulatory approval of such product outside the U.S.
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
In connection with the 2019 Voyager Agreement, we purchased 4.2 million shares (at $11.9625 per share) of Voyager common stock (the 2019 Voyager Shares).

Under the terms of the 2019 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $465.0 million upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
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
In connection with the 2023 Voyager Agreement, we purchased 4.4 million shares (at $8.88 per share) of Voyager common stock (the 2023 Voyager Shares). We accounted for the transaction as an asset acquisition as the set of acquired assets did not constitute a business. In addition, as part of the collaboration, Jude Onyia, Ph.D., Chief Scientific Officer of Neurocrine Biosciences, was appointed to Voyager's board of directors. Dr. Onyia (or another individual designated by us) will be nominated for election to Voyager's board of directors annually for a maximum duration of 10 years from the effective date of the 2023 Voyager Agreement. As a result, our equity investment in Voyager became subject to the equity method of accounting, and Voyager became a related party, following our purchase of the 2023 Voyager Shares, after which, together with the 2019 Voyager Shares, we owned approximately 19.9% of the voting stock of Voyager. We elected the fair value option to account for our equity investment in Voyager as we believe it creates greater transparency regarding the investment's fair value at future reporting dates.
Under the terms of the 2023 Voyager Agreement, Voyager may be entitled to receive potential future payments of up to $6.13 billion upon the achievement of certain event-based milestones and is entitled to receive royalties on the future net sales of any collaboration product, subject to certain co-development and co-commercialization rights retained by Voyager.
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
8. Segment Reporting and Disaggregation of Relevant Expense Captions
Neurocrine Biosciences operates as a single global business segment dedicated to the research and development, commercialization, and sale of pharmaceuticals primarily in the U.S. for the treatment of under-addressed neurological, psychiatric, endocrine, and immunological disorders. There were no changes to the accounting policies of the segment as disclosed in the 2025 Form 10-K.
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
The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues:
INGREZZA net product sales	$656.9	$545.2
CRENESSITY net product sales	153.3	14.5
Other revenues (1)	4.3	12.9
Total revenues	814.5	572.6
Less:
Cost of revenues	13.8	9.2
Research and development:
External research and development	148.0	107.9
Payroll and benefits	84.5	75.0
Milestones	22.6	45.4
Other research and development (2)	41.1	34.9
Total research and development	296.2	263.2
Acquired in-process research and development	21.2	0.1
Selling, general, and administrative	318.5	276.5
Gain on sale of business, net of transaction costs	(28.6)	—
Unrealized (gain) loss on equity investments	(25.3)	30.6
Investment income and other, net	(28.1)	(21.7)
Provision for income taxes	48.9	6.8
Net income	$197.9	$7.9
_________________________
(1) Other revenues primarily consist of royalties earned on AbbVie net sales of elagolix and Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) net sales of valbenazine.
(2) Other research and development consists of indirect costs incurred for the benefit of multiple research and development programs, including facility-based expenses (such as rent expense) and other overhead allocations.

9. Sale of Neurocrine Group Limited
On December 24, 2025, we entered into a definitive agreement with Immedica Pharma AB to sell the Neurocrine Group Limited (formerly Diurnal Group plc) operating unit, which met the criteria for classification as held for sale under ASC 360. As a result, the assets and liabilities of the disposal group were presented separately as “Assets held for sale” and “Liabilities related to assets held for sale” and were included in other current assets and other current liabilities, respectively, on the consolidated balance sheet as of December 31, 2025. In connection with the classification of the operating unit as held for sale on December 24, 2025, $29.8 million of intangible assets, net of amortization, have been included in the disposal group presented as “Assets held for sale” on the consolidated balance sheet as of December 31, 2025.
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
As of December 31, 2025, the disposal group classified as held for sale excluded certain assets and obligations that were not transferred to the buyer upon closing. Specifically, cash and cash equivalents of the disposal group were not expected to be conveyed to the buyer. Accordingly, such cash and the related liabilities expected to be settled prior to closing were excluded from the assets and liabilities presented as held for sale as of December 31, 2025.
On January 21, 2026, we completed the sale of Neurocrine Group Limited to Immedica Pharma AB for $63.2 million in cash. As a result of the transaction, during the first quarter of 2026 we recognized a pre-tax gain on sale of $28.6 million in "Gain on sale of business, net of transaction costs" within income from continuing operations. The sale did not qualify for discontinued operations presentation. Following the closing of the transaction, our operating results no longer include the disposed business beginning on the closing date.
10. Legal Matters
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

11. Subsequent Event
On April 5, 2026, we entered into an Agreement and Plan of Merger with Sigma Merger Sub, Inc. (Sigma Merger Sub), a wholly owned subsidiary of Neurocrine Biosciences, Inc., and Soleno Therapeutics, Inc. (Soleno). Pursuant to the merger agreement, we, through Sigma Merger Sub, agreed to commence a cash tender offer to acquire all of the outstanding shares of Soleno common stock for $53.00 per share in cash, without interest and subject to any required withholding of taxes. We commenced the tender offer on April 20, 2026. Following completion of the tender offer, and subject to the satisfaction of the conditions set forth in the merger agreement, Sigma Merger Sub will merge with and into Soleno, with Soleno surviving as a wholly owned subsidiary of Neurocrine Biosciences, Inc. The announced transaction has an equity value of approximately $2.9 billion and is subject to customary closing conditions, including the tender of at least a majority of the outstanding shares of Soleno common stock and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act). On April 27, 2026, at 11:59 p.m. Eastern Time, the waiting period under the HSR Act applicable to the tender offer expired, satisfying the closing condition relating to the expiration or termination of the waiting period under the HSR Act. The transaction is not subject to a financing condition. We expect to fund the transaction with cash on hand. Because the merger agreement was executed subsequent to the balance sheet date, no amounts related to the pending acquisition have been recognized in these condensed consolidated financial statements. As of the date these financial statements were issued, the acquisition had not been completed, and we are continuing to evaluate the accounting and disclosure effects of the transaction, including the related purchase accounting, and therefore cannot yet estimate all of the financial statement effects of the pending acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
2026 Business Highlights
•Total net product sales for the first quarter of 2026 increased $247.3 million, or 43.9%, to $811.0 million, reflecting increased net product sales of CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024, and INGREZZA, driven primarily by volume growth and record new prescriptions on strong patient demand.
•In April 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) to acquire all of the outstanding shares of common stock of Soleno Therapeutics, Inc. (Soleno) for approximately $2.9 billion. Pursuant to the Merger Agreement, we commenced a tender offer to purchase all of the outstanding shares of common stock of Soleno for $53.00 per share in cash, without interest and subject to any required withholding of taxes. On April 27, 2026, at 11:59 p.m. Eastern Time, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act), applicable to the tender offer expired, satisfying the closing condition relating to the expiration or termination of the waiting period under the HSR Act. We expect the transaction to close in the second quarter of 2026, subject to the tender of at least a majority of the outstanding shares of Soleno common stock and the satisfaction of other customary closing conditions.
•On January 21, 2026, we completed the sale of Neurocrine Group Limited to Immedica Pharma AB for $63.2 million in cash. As a result of the transaction, during the first quarter of 2026 we recognized a pre-tax gain on sale of $28.6 million in "Gain on sale of business, net of transaction costs" within income from continuing operations.
•Promoted Andrew Ratz, Ph.D., to the executive management team as the Chief Technical Operations Officer. In his new role, Dr. Ratz will lead the company's global technical development, manufacturing, and supply chain functions, supporting Neurocrine's expansion beyond small molecules into biologics and device-based therapies.

2026 Pipeline Highlights
•Initiated and dosed the first patients in a Phase 2 clinical study of NBI-1117570, a dual M1/M4 selective agonist in adults with schizophrenia.
•Presented new real-world evidence demonstrating that adult patients with tardive dyskinesia receiving INGREZZA (valbenazine) capsules showed higher treatment persistence compared to those on AUSTEDO XR (deutetrabenazine). The findings were presented at the Academy of Managed Care Pharmacy 2026 Annual Meeting in Nashville.
•Presented the first expert consensus recommendations focused on screening, diagnosis and treatment of tardive dyskinesia among older adults in long-term care settings. The recommendations address persistent gaps in recognizing and managing tardive dyskinesia in this higher-risk population. Findings were presented at the Society for Post-Acute and Long-Term Care Medical Association (PALTmed) PALTC26 Annual Conference in Anaheim, CA.
•Presented new two-year CRENESSITY data demonstrating durable hormonal control, reduced glucocorticoid exposure and meaningful clinical improvements in pediatric patients with classic congenital adrenal hyperplasia. The findings were presented at the Pediatric Endocrine Society 2026 Annual Meeting in San Francisco.
Results of Operations for the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Revenues	$814.5	$572.6
Operating expenses	621.1	549.0
Operating income	193.4	23.6
Other income (expense)	53.4	(8.9)
Provision for income taxes	48.9	6.8
Net income	$197.9	$7.9

Earnings per share, diluted	$1.91	$0.08
Weighted average common shares outstanding, diluted	103.4	102.5
Revenues

	Three Months Ended March 31,
(in millions)	2026	2025
INGREZZA net product sales	$656.9	$545.2
CRENESSITY net product sales	153.3	14.5
Other	0.8	4.0
Total net product sales	811.0	563.7
Collaboration revenues	3.5	8.9
Total revenues	$814.5	$572.6
Net Product Sales
Compared with the comparable period last year, the increase primarily reflected increased net product sales of CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024, and INGREZZA, driven by volume growth in total prescriptions and record new prescriptions on strong patient demand, partially offset by a lower net price compared to the first quarter of 2025.
Collaboration Revenues
Collaboration revenues for all periods presented primarily reflected royalties earned on AbbVie net sales of elagolix and Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) net sales of valbenazine.

Operating Expenses
Cost of Revenues

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Cost of revenues	$13.8	$9.2
as a % of total revenues	1.7%	1.6%
Compared with the comparable period last year, the increase primarily reflected increased royalties payable on net product sales of CRENESSITY and increased total net product sales.
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

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Late stage	$65.8	$35.3
Early stage	25.9	21.7
Research and discovery	56.3	50.9
Milestones	22.6	45.4
Payroll and benefits	84.5	75.0
Facilities and other	41.1	34.9
Total research and development	$296.2	$263.2
as a % of total revenues	36.4%	46.0%
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
Compared with the comparable period last year, the increase primarily reflected progression of the Phase 3 programs for osavampator in MDD and direclidine in schizophrenia.
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
Compared with the comparable period last year, the increase primarily reflected increased investments in the Phase 1 program for NBIP-01435 in CAH and our early-stage obesity and immunology programs.
Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable period last year, the increase primarily reflected continued investments to expand our discovery and preclinical programs across therapeutic areas and modalities, including endocrinology and metabolic disease (including obesity) and immunology, and expanding our capabilities in biologics (including peptides and antibodies) and gene therapy.

Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under collaborative arrangements. The following table presents milestones expense by collaboration partner.

	Three Months Ended March 31,
(in millions)	2026	2025
Nxera Pharma UK Limited	$22.5	$—
Takeda Pharmaceutical Company Limited	—	37.5
Xenon Pharmaceuticals Inc.	—	7.5
Other	0.1	0.4
Total milestones	$22.6	$45.4
Refer to Note 7 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
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
Compared with the comparable period last year, the increase primarily reflected higher headcount to support our expanded discovery and preclinical programs across therapeutic areas and modalities, including endocrinology and metabolic disease (including obesity) and immunology, and expanding our capabilities in biologics (including peptides and antibodies) and gene therapy.
Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including facility-based expenses (such as rent expense) and other overhead allocations.
Compared with the comparable period last year, the increase primarily reflected increased facility-based expenses related to our new campus facility.
Acquired In-Process Research and Development (IPR&D)

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Acquired in-process research and development	$21.2	$0.1
as a % of total revenues	2.6%	—%
Compared with the comparable period last year, the increase reflected increased payments for upfront fees in connection with our collaborations.
Selling, General, and Administrative (SG&A)

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Selling, general, and administrative	$318.5	$276.5
as a % of total revenues	39.1%	48.3%
Compared with the comparable period last year, the increase primarily reflected continued investment in our commercial organization, including the recent expansion of our INGREZZA and CRENESSITY sales teams in the first quarter of 2026.
Gain on Sale of Business, Net of Transaction Costs

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Gain on sale of business, net of transaction costs	$(28.6)	$—
Compared with the comparable period last year, the change reflected a pre-tax gain, net of transaction costs, recognized on the sale of Neurocrine Group Limited in January 2026.

Other Income (Expense)

	Three Months Ended March 31,
(in millions)	2026	2025
Unrealized gain (loss) on equity investments	$25.3	$(30.6)
Investment income and other, net	28.1	21.7
Total other income (expense), net	$53.4	$(8.9)
Compared with the comparable period last year, the change reflected periodic fluctuations in the fair values of our equity investments and increased interest income on our debt security investments.
Provision for Income Taxes

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Provision for income taxes	$48.9	$6.8
Effective tax rate	19.8%	46.3%
For the first quarter of 2026, the effective tax rate varied from the federal and state statutory rates primarily due to foreign tax effects, including the impact of net CFC tested income (NCTI) (formerly referred to as global intangible low-taxed income (GILTI)), credits generated for research activities, certain nondeductible expenses, and state income tax effects including fluctuations in state effective tax rates.
For the first quarter of 2025, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, fluctuations in state effective tax rates, and losses in foreign and domestic jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.
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
In April 2026, we entered into the Merger Agreement to acquire Soleno for approximately $2.9 billion in cash, as described above. The transaction is expected to close in the second quarter of 2026, subject to certain customary closing conditions. If the proposed acquisition is consummated, we expect to fund the transaction with cash on hand and available investments, which would significantly reduce our cash, cash equivalents and investment balances. We also plan to optimize our capital structure by taking on a modest amount of pre-payable debt to preserve additional liquidity.
Information Regarding Our Financial Condition

(in millions)	March 31, 2026	December 31, 2025
Total cash, cash equivalents, and marketable securities	$2,647.2	$2,543.4
Working Capital:
Total current assets	$2,436.1	$2,522.7
Less total current liabilities	831.7	743.4
Total working capital	$1,604.4	$1,779.3

Information Regarding Our Cash Flows

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities	$145.8	$64.8
Cash flows from investing activities	(506.2)	14.2
Cash flows from financing activities	(86.1)	(117.9)
Change in cash, cash equivalents, and restricted cash	$(446.5)	$(38.9)
Cash Flows from Operating Activities
Compared with the comparable period last year, the increase primarily reflected increased net product sales of INGREZZA and CRENESSITY, partially offset by continued investments in our commercial organization, including the recent expansion of our INGREZZA and CRENESSITY sales teams in the first quarter of 2026, and expanded pre-clinical and clinical portfolio. The increase in accounts receivable was primarily driven by higher total gross product sales, and to a lesser extent, timing of collections at the end of the first quarter of 2026. The increase in income tax assets and liabilities was primarily due to timing of income tax payments.
Cash Flows from Investing Activities
Periodic fluctuations in cash flows from investing activities primarily reflected timing differences related to our purchases, sales, and maturities of debt security investments and changes in our portfolio-mix. Cash flows from investing activities for the first quarter of 2026 also reflected $63.2 million in cash proceeds from our sale of Neurocrine Group Limited in January 2026.
Cash Flows from Financing Activities
Compared with the comparable period last year, the change reflected decreased repurchases of our common stock under the $500.0 million 2025 Repurchase Program that was authorized by our Board of Directors in February 2025, decreased proceeds from issuances of our common stock, and increased taxes paid related to net share settlement of equity awards (shares withheld for taxes).
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

In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $15.39 billion upon the achievement of certain milestones. Refer to Note 7 to the condensed consolidated financial statements for more information on our significant collaboration and license agreements.
In April 2026, we entered into the Merger Agreement to acquire Soleno for approximately $2.9 billion in cash, as described above. The transaction is expected to close in the second quarter of 2026, subject to certain customary closing conditions. We intend to fund the transaction with cash on hand.
Share Repurchase Program
In addition to the foregoing future capital requirements, in February 2025, our Board of Directors authorized the 2025 Repurchase Program under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, we repurchased 0.4 million shares on the open market for a cost of $56.0 million during the first quarter of 2026. As of March 31, 2026, we had $276.3 million remaining under the 2025 Repurchase Program.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on March 31, 2026, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For a description of our legal proceedings, see Note 10 to the condensed consolidated financial statements, which is incorporated herein by reference.
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
Item 1A. Risk Factors
The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. If any of the following risks actually occur, our business, operating results, prospects or financial condition could be harmed. Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business operations. The risk factors set forth below with an asterisk (*) contain changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Risks Related to Our Company
* We may not be able to continue to successfully commercialize INGREZZA or any of our product candidates if they are approved in the future.
We launched INGREZZA in the U.S. as the first FDA-approved drug for the treatment of TD in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023. Our ability to produce INGREZZA revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize INGREZZA and secure and maintain adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure, including the recent expansion of our sales teams for INGREZZA in the first quarter of 2026. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize INGREZZA or any product candidate approved by the FDA, or equivalent foreign authorities, in the future.
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
* We may be unable to successfully pursue, complete or integrate strategic acquisitions, including the pending acquisition of Soleno, which could adversely affect our business and financial condition.
Our ability to execute on our long-term strategy depends in part on our ability to pursue strategic business development when complementary opportunities arise, including through acquisitions, collaborations and other investments. We may continue to seek attractive opportunities to acquire businesses, enter into collaborations and make other investments that are complementary to our existing strengths. There can be no assurance, however, that any such opportunities will arise or, if they do, that they will be identified, consummated or successfully integrated. Strategic acquisitions and similar transactions involve numerous risks, including difficulties in identifying and consummating suitable transactions on acceptable terms, satisfying closing conditions, obtaining antitrust and/or other regulatory approvals, potential disputes or litigation, integrating acquired businesses, realizing anticipated benefits, retaining key employees and avoiding disruption to our ongoing business and diversion of management’s attention. In the case of the pending acquisition of Soleno, on April 27, 2026, at 11:59 p.m. Eastern Time, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the tender offer expired, satisfying that closing condition. Completion of the transaction remains subject to the tender of at least a majority of Soleno’s outstanding shares and the satisfaction of other customary closing conditions, and there can be no assurance that the acquisition will be completed on the expected terms, in the expected timeframe or at all. In addition, our realization of the value from the pending acquisition of Soleno relies on successful integration and continued operations. We may not be able to integrate Soleno’s business successfully into our existing business, realize the anticipated benefits of the pending acquisition, or retain key employees in connection with the pending acquisition, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management’s attention may be diverted by the pending Soleno acquisition, including due to transition and/or integration activities following the closing of the acquisition.

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

* Future acquisitions, including our planned acquisition of Soleno, could disrupt our business and harm our financial condition.
In order to expand our portfolio of innovative medicines, we have entered into the Merger Agreement to acquire Soleno and we may decide to acquire additional businesses, products and technologies in the future. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•we may use a substantial portion of our cash, cash equivalents and investments to complete an acquisition, including the pending acquisition of Soleno, we may choose to incur indebtedness to preserve liquidity or fund future acquisitions, or we may have to issue debt or equity securities to complete an acquisition, which could reduce our financial flexibility, dilute our stockholders and could adversely affect the market price of our common stock;
•an acquisition may negatively impact our results of operations because it may require us to amortize or write down amounts related to goodwill and other intangible assets, or incur or assume substantial debt or liabilities, or it may cause adverse tax consequences, substantial depreciation or deferred compensation charges;
•we may encounter difficulties in assimilating and integrating the business, products, technologies, personnel or operations of companies that we acquire;
•certain acquisitions may impact our relationship with existing or potential collaborators who are competitive with the acquired business, products or technologies;
•acquisitions may require significant capital infusions and the acquired businesses, products or technologies may not generate sufficient value to justify acquisition costs;
•we may take on liabilities from the acquired company such as debt, legal liabilities or business risk which could be significant;
•we may incur substantial transaction-related expenses in connection with an acquisition, including advisory fees, integration costs and severance, retention or other compensation-related payments, which may be significant;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
•acquisitions may involve the entry into a geographic or business market in which we have little or no prior experience; and
•key personnel of an acquired company may decide not to work for us.
If any of these risks materialize, it could adversely affect our business, financial condition and operating results. There is no assurance that we will be able to identify or consummate any future acquisitions on acceptable terms, or at all. If the pending acquisition of Soleno is completed, or if we do pursue any future acquisitions, it is possible that we may not realize the anticipated benefits from such acquisitions or that the market will not view such acquisitions positively.
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

* We may need additional capital in the future. If we cannot raise additional funding, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts.
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
•the consummation of the pending acquisition of Soleno, including the use of cash, cash equivalents and investments to fund the transaction; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the IRA negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $105 per share to approximately $160 per share.

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
•our ability, or perceived ability, to complete the pending acquisition of Soleno on the anticipated terms and timing, satisfy applicable closing conditions and regulatory requirements, and, if completed, successfully integrate Soleno's business and realize the anticipated benefits of the transaction;
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
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. Additionally, in February 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common stock (of which $276.3 million remained available for additional repurchases as of March 31, 2026). This subsequent share repurchase authorization was in addition to the $300 million accelerated share repurchase program that was announced in October 2024 and completed in early February 2025. Our share repurchases may change from time to time, and we can provide no assurance that we will repurchase shares of our common stock at favorable prices, in particular amounts, or at all, and any repurchases may not enhance long-term stockholder value or prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs, it could affect the trading price of our stock and increase volatility.
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
* If our information technology systems or data, or those of third parties with whom we work, are compromised, now or in the future, we could experience adverse impacts resulting from such a compromise, including, but not limited to, interruptions to our operations such as our clinical trials, claims that we breached our data protection obligations, harm to our reputation, regulatory investigations or actions, litigation, fines and penalties, a loss of customers or sales, and other adverse impacts.
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies and technology systems and infrastructure of third parties upon whom we rely, including CROs and other vendors, to operate our business. In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, use, generate, disclose, make accessible, protect, dispose of, transmit, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure.
The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malware (such as malicious code, adware, and command and control (C2)), denial-of-service attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, telecommunications failures, and other similar threats. In addition, AI has and will continue to make existing threats more sophisticated and difficult to detect, increase the volume of threats, and generate new threats.
Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors (also referred to as APTs). Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work are vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, which could materially disrupt our systems and operations, as well as our ability to conduct clinical trials.

Ransomware attacks are increasingly prevalent and severe, and we have experienced such an attack and may again in the future. Ransomware attacks can lead to certain adverse consequences for our business, including significant interruptions in our operations (including our ability to conduct clinical trials), loss of sensitive data (including related to our clinical trials) and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments (including, for example, if applicable laws or regulations prohibit such payments). Similarly, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties in our supply chain have not been compromised or that they do not contain exploitable defects, vulnerabilities, or bugs that could result in a breach of or disruption to our information technology systems and infrastructure or the information technology systems and infrastructure of third parties that support our operations.
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
While we take steps designed to detect, mitigate, and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work), there can be no assurance that these measures will be effective. We have experienced cybersecurity incidents, such as business email compromise, and identified vulnerabilities in the past, and may experience or identify more in the future. However, we may not detect and remediate all vulnerabilities, including on a timely basis, and we may experience delays in developing and deploying remedial measures and patches. Accordingly, vulnerabilities could be exploited and result in a security incident.
It may be, and in certain cases has been, difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.
The previously identified and similar threats have in the past resulted in, and may in the future result in, security incidents or other interruptions involving the unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon who we rely.
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

Although to our knowledge we, or the third parties upon who we rely, have not experienced a security incident or disruption to date that is material to us, we and our vendors have been, either directly or indirectly, the target of cybersecurity incidents and expect them to continue. While we have implemented security measures designed to protect our data security and information technology systems, those measures may not be effective in preventing all such events and may not timely detect, prevent, contain, or mitigate future events. Furthermore, while we have implemented certain redundancies designed to avoid interruptions to our operations, not all potential events can be anticipated and interruptions to our operations could lead to decreased productivity.
If we (or a third party with whom we work) experience a significant security incident, ransomware attack or are perceived to have experienced a significant security incident, we may experience material adverse consequences. Such material consequences may include: government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm (including but not limited to damage to our patient, partner, or employee relationships); monetary fund diversions; diversion of management’s attention; interruptions in our operations (including availability of data, loss of connectivity to our network or internet); financial loss (including decreased productivity resulting from interruptions in our operations); and other similar harms. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Applicable data privacy and security obligations may also require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.
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
The following table presents information relating to purchases of our common stock during the first quarter of 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 2026	—	$—	—	$332,271,721
February 2026	77,120	$129.66	77,120	$322,272,365
March 2026	353,414	$130.06	353,414	$276,308,873
	430,534		430,534
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

Item 5. Other Information
During the period from January 1, 2026 to March 31, 2026, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and/or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action*	Date	Trading Arrangement		Total Shares Authorized to be Sold****	Expiration Date
			Rule 10b5-1**	Non-Rule 10b5-1***
David Boyer	Adoption	2/23/2026	X		33,832	2/23/2027
Chief Corporate Affairs Officer
Julie Cooke	Adoption	3/2/2026	X		36,937	12/31/2026
Chief Human Resources Officer
Ingrid Delaet	Adoption	2/27/2026	X		51,818	2/28/2027
Chief Regulatory Officer
Kyle Gano	Adoption	2/4/2026	X		60,000	2/6/2027
Chief Executive Officer
Kevin Gorman	Adoption	2/17/2026	X		245,088	2/6/2027
Director
Jude Onyia	Adoption	2/25/2026	X		22,000	2/15/2027
Chief Scientific Officer
Richard Pops	Adoption	2/13/2026	X		30,000	8/15/2026
Director
Stephen Sherwin	Adoption	3/5/2026	X		25,000	6/4/2027
Director
Matthew Abernethy	Termination	1/20/2026	X		3,618	2/28/2028
Chief Financial Officer	Termination	1/20/2026	X		2,704	2/28/2027
	Termination	1/20/2026	X		1,283	2/15/2026
Eric Benevich	Termination	1/20/2026	X		3,168	2/28/2028
Chief Commercial Officer	Termination	1/20/2026	X		2,196	2/28/2027
	Termination	1/20/2026	X		1,207	2/15/2026
David Boyer	Termination	1/20/2026	X		2,490	2/28/2028
Chief Corporate Affairs Officer	Termination	1/20/2026	X		1,910	2/28/2027
	Termination	1/20/2026	X		1,104	2/15/2026
Julie Cooke	Termination	1/20/2026	X		2,265	2/28/2028
Chief Human Resources Officer	Termination	1/20/2026	X		1,592	2/28/2027
	Termination	1/20/2026	X		916	2/15/2026
Ingrid Delaet	Termination	1/20/2026	X		2,265	2/28/2028
Chief Regulatory Officer	Termination	1/20/2026	X		1,432	2/28/2027
	Termination	1/20/2026	X		422	2/15/2026
Kyle Gano	Termination	1/20/2026	X		3,618	2/28/2028
Chief Executive Officer	Termination	1/20/2026	X		2,704	2/28/2027
	Termination	1/20/2026	X		1,541	2/15/2026
Kevin Gorman	Termination	1/20/2026	X		9,036	2/28/2028
Director	Termination	1/20/2026	X		5,664	2/28/2027
	Termination	1/20/2026	X		2,707	2/15/2026
Darin Lippoldt	Termination	1/20/2026	X		3,258	2/28/2028
Chief Legal Officer	Termination	1/20/2026	X		2,196	2/28/2027
	Termination	1/20/2026	X		1,250	2/15/2026
Jude Onyia	Termination	1/20/2026	X		4,341	2/28/2028
Chief Scientific Officer	Termination	1/20/2026	X		2,864	2/28/2027
	Termination	1/20/2026	X		2,457	2/15/2026
______________
*    The Rule 10b5-1 trading arrangements reflected in the termination rows dated January 20, 2026 were sell-to-cover arrangements authorizing the pre-arranged sale of shares to satisfy employee tax withholding obligations arising exclusively from the vesting of restricted stock units (RSUs) and performance restricted stock units (PRSUs) and the related issuance of shares. These arrangements were terminated in connection with the Company's transition to net share settlement of RSUs and PRSUs, pursuant to which the Company withholds from the shares otherwise issuable upon settlement a number of shares sufficient to satisfy applicable tax withholding obligations and issues the remaining net shares to the award recipient. Shares withheld under net share settlement are not sold in market transactions.

**     Intended to satisfy the affirmative defense of Rule 10b5-1(c)
***     Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
****    Represents the maximum number of shares that may be sold pursuant to the 10b5-1 arrangement. The number of shares sold is dependent on the satisfaction of certain conditions as set forth in the written plan and the satisfaction of applicable vesting conditions of equity awards.

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

NEUROCRINE BIOSCIENCES, INC.

Dated: May 5, 2026	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)