Form 10-Q
period 2026-06-30
NEUROCRINE BIOSCIENCES INC
filed 2026-07-31
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 101,649,181 as of July 22, 2026.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$332.4	$713.0
Available-for-sale debt securities	57.4	767.4
Accounts receivable	887.0	686.8
Inventory	104.2	69.0
Prepaid expenses	217.1	170.7
Other current assets	39.4	115.8
Total current assets	1,637.5	2,522.7
Noncurrent inventory	149.1	—
Noncurrent available-for-sale debt securities	91.9	1,063.0
Right-of-use assets	448.0	455.4
Equity investments	147.3	120.8
Property and equipment, net	90.5	89.8
Intangible assets, net	2,226.0	4.7
Goodwill	500.6	6.1
Deferred tax assets	8.9	320.3
Other noncurrent assets	59.3	48.7
Total assets	$5,359.1	$4,631.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$808.3	$674.3
Other current liabilities	66.2	69.1
Total current liabilities	874.5	743.4
Deferred tax liabilities	91.5	—
Noncurrent operating lease liabilities	401.8	415.3
Other noncurrent liabilities	297.7	219.7
Total liabilities	1,665.5	1,378.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 101.6 and 100.1 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	2,964.4	2,792.2
Accumulated other comprehensive income	5.1	13.1
Retained earnings	724.0	447.7
Total stockholders’ equity	3,693.6	3,253.1
Total liabilities and stockholders’ equity	$5,359.1	$4,631.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues:
Net product sales	$954.3	$682.0	$1,765.3	$1,245.7
Collaboration revenues	4.7	5.5	8.2	14.4
Total revenues	959.0	687.5	1,773.5	1,260.1
Operating expenses:
Cost of revenues, excluding amortization of acquired intangible assets	23.2	10.3	36.9	18.5
Research and development	326.7	244.3	622.9	507.5
Acquired in-process research and development	1.5	—	22.7	0.1
Selling, general, and administrative	439.7	286.3	758.2	562.8
Amortization of acquired intangible assets	16.4	1.0	16.5	2.0
Gain on sale of business, net of transaction costs	—	—	(28.6)	—
Total operating expenses	807.5	541.9	1,428.6	1,090.9
Operating income	151.5	145.6	344.9	169.2
Other income (expense):
Interest expense	(2.9)	—	(2.9)	—
Unrealized gain (loss) on equity investments	1.2	(6.7)	26.5	(37.3)
Investment income and other, net	12.4	20.6	40.5	42.3
Total other income, net	10.7	13.9	64.1	5.0
Income before provision for income taxes	162.2	159.5	409.0	174.2
Provision for income taxes	17.8	52.0	66.7	58.8
Net income	$144.4	$107.5	$342.3	$115.4
Foreign currency translation adjustments, net of tax	0.6	0.8	0.6	2.3
Unrealized gain (loss) on available-for-sale debt securities, net of tax	4.1	2.7	(8.6)	4.4
Comprehensive income	$149.1	$111.0	$334.3	$122.1
Earnings per share:
Basic	$1.43	$1.09	$3.40	$1.16
Diluted	$1.39	$1.06	$3.30	$1.13
Weighted-average shares outstanding:
Basic	101.0	99.0	100.8	99.3
Diluted	104.2	101.0	103.8	101.8
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at March 31, 2026	100.6	$0.1	$2,817.3	$0.4	$589.6	$3,407.4
Net income	—	—	—	—	144.4	144.4
Other comprehensive income, net of tax	—	—	—	4.7	—	4.7
Stock-based compensation expense	—	—	65.0	—	—	65.0
Issuances of common stock under benefit plans, net of tax	1.1	—	82.1	—	—	82.1
Repurchases of common stock	(0.1)	—	—	—	(10.0)	(10.0)
Balance at June 30, 2026	101.6	$0.1	$2,964.4	$5.1	$724.0	$3,693.6

Balance at March 31, 2025	99.0	$0.1	$2,531.9	$9.0	$(5.3)	$2,535.7
Net income	—	—	—	—	107.5	107.5
Other comprehensive income, net of tax	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	52.8	—	—	52.8
Issuances of common stock under benefit plans	0.2	—	12.5	—	—	12.5
Repurchases of common stock	(0.2)	—	—	—	(17.7)	(17.7)
Balance at June 30, 2025	99.0	$0.1	$2,597.2	$12.5	$84.5	$2,694.3

Balance at December 31, 2025	100.1	$0.1	$2,792.2	$13.1	$447.7	$3,253.1
Net income	—	—	—	—	342.3	342.3
Other comprehensive loss, net of tax	—	—	—	(8.0)	—	(8.0)
Stock-based compensation expense	—	—	122.2	—	—	122.2
Issuances of common stock under benefit plans, net of tax	2.0	—	50.0	—	—	50.0
Repurchases of common stock	(0.5)	—	—	—	(66.0)	(66.0)
Balance at June 30, 2026	101.6	$0.1	$2,964.4	$5.1	$724.0	$3,693.6

Balance at December 31, 2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
Net income	—	—	—	—	115.4	115.4
Other comprehensive income, net of tax	—	—	—	6.7	—	6.7
Stock-based compensation expense	—	—	105.6	—	—	105.6
Issuances of common stock under benefit plans	1.4	—	44.6	—	—	44.6
Repurchases of common stock	(1.8)	—	(107.6)	—	(60.1)	(167.7)
Balance at June 30, 2025	99.0	$0.1	$2,597.2	$12.5	$84.5	$2,694.3
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$342.3	$115.4
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	122.2	105.6
Depreciation	15.6	12.9
Amortization of inventory fair-value step-up	3.0	—
Accretion of discount on available-for-sale debt securities, net	(1.6)	(8.0)
Realized loss on sale of available-for-sale debt securities	5.2	—
Amortization of acquired intangible assets	16.5	2.0
Changes in fair values of equity investments	(26.5)	37.3
Deferred income taxes	(86.4)	(51.1)
Non-cash lease expense	3.6	14.3
Gain on sale of business, net of transaction costs	(28.6)	—
Other	—	1.2
Change in operating assets and liabilities:
Accounts receivable	(165.7)	(116.6)
Inventory	(2.2)	0.4
Accounts payable and accrued liabilities	(22.8)	12.1
Income tax assets and liabilities	60.2	15.8
Other assets and liabilities, net	47.4	25.5
Cash flows from operating activities	282.2	166.8

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(856.9)	(588.3)
Sales and maturities of available-for-sale debt securities	2,527.5	596.7
Acquisition of business, net of cash acquired	(2,358.5)	—
Proceeds from sale of business	63.2	—
Capital expenditures	(16.9)	(23.2)
Cash flows from investing activities	(641.6)	(14.8)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	600.0	—
Repayments of borrowings under revolving credit facility	(600.0)	—
Payment of debt issuance costs	(6.7)	—
Issuances of common stock under benefit plans	108.4	46.5
Taxes paid related to net share settlement of equity awards	(58.4)	—
Repurchases of common stock	(66.0)	(167.7)
Cash flows from financing activities	(22.7)	(121.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Change in cash, cash equivalents and restricted cash	(382.1)	31.0
Cash, cash equivalents and restricted cash at beginning of period	721.0	241.0
Cash, cash equivalents and restricted cash at end of period	$338.9	$272.0
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
2. Acquisition of Soleno Therapeutics, Inc.
On May 18, 2026 (the acquisition date), we completed our acquisition of Soleno Therapeutics, Inc. (Soleno) through a cash tender offer followed by a merger. Pursuant to the merger agreement, we paid $53.00 per share in cash for each outstanding share of Soleno common stock. Following the merger, Soleno became a wholly owned subsidiary of the Company.
Soleno is a commercial-stage rare disease company that markets VYKAT® (diazoxide choline) XR for the treatment of hyperphagia in patients with Prader-Willi syndrome. The acquisition expands the Company’s rare disease portfolio and commercial product base.
We accounted for the acquisition as a business combination using the acquisition method of accounting in accordance with Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recognized at their estimated fair values as of the acquisition date.
In connection with the merger, the vesting of certain outstanding Soleno equity awards was accelerated as of the acquisition date and each vested Soleno equity award became entitled to receive cash consideration. The purchase price for the acquisition included $67.4 million related to the settlement of outstanding Soleno equity awards attributable to pre-combination service. In addition, we recognized stock-based compensation expense of $60.1 million during the second quarter and first six months of 2026 related to the acceleration of outstanding Soleno equity awards attributable to post-combination service that were settled in cash.
The purchase price allocation related to this acquisition is preliminary and subject to change during the measurement period, which will not exceed one year from the acquisition date. We continue to evaluate, among other items, deferred tax assets and liabilities and uncertain tax positions. Measurement-period adjustments will be recognized with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined and will be applied as if the accounting had been completed as of the acquisition date.

The following table summarizes the preliminary consideration transferred:

(in millions)	May 18, 2026
Cash paid to Soleno stockholders	$2,762.5
Cash paid to settle Soleno equity awards attributable to pre-combination service	67.4
Total preliminary consideration transferred	$2,829.9
The following table summarizes the preliminary allocation of consideration transferred to the assets acquired and liabilities assumed as of the acquisition date:

(in millions)	May 18, 2026
Cash and cash equivalents	$471.3
Accounts receivable	34.7
Inventory	185.3
Prepaid expenses and other current assets	9.0
Intangible assets	2,237.8
Right-of-use assets	4.6
Accounts payable and accrued liabilities	(113.9)
Operating lease liabilities	(4.6)
Deferred tax liabilities	(489.4)
Other assets and liabilities, net	0.5
Total identifiable net assets acquired	2,335.3
Goodwill	494.6
Total assets acquired and liabilities assumed	$2,829.9
Acquired Inventory
The estimated fair value of the acquired inventory was determined based on the estimated selling price of the related finished product, reduced, as applicable, for costs to complete manufacturing, costs of disposal and market-participant profit allowances for the remaining manufacturing and selling efforts. The valuation resulted in fair-value step-ups for VYKAT XR work-in-process and finished goods inventory of $41.5 million and $126.7 million, respectively. The fair-value step-ups will be recognized in cost of revenues as the related acquired inventory is sold, which is expected to occur over approximately four to six years following the acquisition date.
Acquired Intangible Assets
The estimated fair value of the acquired intangible assets relates to the developed product rights for VYKAT XR and was determined using a probability adjusted discounted cash flow analysis approach using a discount rate of 24.0%. The developed product rights are being amortized over a useful life of 16 years using the straight line method.
Deferred Tax Assets and Liabilities
The deferred tax liability relates to the tax effect of the difference between the fair value and tax basis of acquired intangible assets and inventory.
Goodwill
Goodwill was recognized as the excess of consideration transferred over the preliminary fair values of identifiable net assets acquired. A significant portion of the goodwill recognized resulted from the recognition of deferred tax liabilities associated with the fair value adjustments recorded for acquired assets. The remaining goodwill is primarily attributable to expected synergies from combining operations, the assembled workforce, expanded commercial capabilities, and future economic benefits that do not qualify for separate recognition. Goodwill is not deductible for income tax purposes.
Transaction Costs
Transaction costs, which were comprised primarily of financial advisory and legal fees, totaled $33.1 million during the second quarter and first six months of 2026 and were included in selling, general, and administrative expenses. No transaction costs were incurred during the second quarter and first six months of 2025.

Revenues and Net Income of Soleno
The results of operations of Soleno have been included in the condensed consolidated statements of income and comprehensive income beginning on the acquisition date. From the acquisition date through June 30, 2026, total net revenues and net loss attributable to Soleno were $54.4 million and $52.2 million, respectively, inclusive of $104.7 million in acquisition-related expenses, amortization of the VYKAT XR fair-value step up, and amortization of the acquired intangible asset related to the developed product rights for VYKAT XR.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents the combined results of the Company and Soleno for the periods presented as if the acquisition had occurred on January 1, 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues	$998.4	$720.2	$1,907.5	$1,292.8
Net income (loss)	$203.4	$67.7	$395.0	$(57.9)
The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Soleno. In order to reflect the occurrence of the acquisition as if it had occurred on January 1, 2025 as required, the unaudited pro forma financial information includes adjustments to reflect:
(i)the incremental amortization expense to be incurred based on the fair values of the VYKAT XR identifiable intangible asset acquired;
(ii)the incremental cost of revenues related to the fair value adjustments associated with acquisition date inventory;
(iii)the reallocation of acquisition-related compensation costs, including stock-based compensation expense associated with accelerated Soleno equity awards attributable to post-combination service and transaction bonuses payable to certain Soleno employees, from the historical three and six month periods ended June 30, 2026, in which such costs were recognized, to the periods in which they would have been recognized assuming the acquisition had occurred on January 1, 2025;
(iv)the reallocation of non-recurring acquisition-related transaction costs incurred by Neurocrine and Soleno from the historical three and six month periods ended June 30, 2026, in which such costs were recognized, to the periods in which they would have been recognized assuming the acquisition had occurred on January 1, 2025;
(v)the reversal of Soleno's direct acquisition-related costs; and
(vi)the related income tax effects of the aforementioned adjustments to the provision for Neurocrine.
The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2025. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.
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

The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	June 30, 2026			December 31, 2025
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$332.4	$332.4	$—	$713.0	$713.0	$—
Available-for-sale debt securities	149.3	—	149.3	1,830.4	—	1,830.4
Equity investments	147.3	147.3	—	120.8	120.8	—
	$629.0	$479.7	$149.3	$2,664.2	$833.8	$1,830.4
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
As of June 30, 2026 and December 31, 2025, we held available-for-sale debt securities with a total fair value of $139.6 million and $335.1 million, respectively, that were in unrealized loss positions totaling $0.7 million and $0.6 million, respectively. Available-for-sale debt securities that had been in unrealized loss positions for longer than twelve months were not significant as of June 30, 2026 or December 31, 2025. Unrealized losses on available-for-sale debt securities are primarily caused by changes in interest rates. Our investments in available-for-sale debt securities are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before their maturity.
Accrued interest receivables on available-for-sale debt securities totaled $3.1 million and $20.5 million, respectively, as of June 30, 2026 and December 31, 2025 and are included in other current assets on the condensed consolidated balance sheets. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment.
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

	Six Months Ended June 30,
	2026	2025
Customer A	34%	41%
Customer B	26%	29%
Customer C	28%	15%
The following table presents the percent of total accounts receivable for each of our customers who individually accounted for 10% or more of total accounts receivable.

	June 30, 2026	December 31, 2025
Customer A	38%	41%
Customer B	29%	31%
Customer C	23%	16%
Customer D	< 10%	10%

4. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill.

(in millions)	Amount
Balance as of December 31, 2025	$6.1
Foreign currency translation adjustments	(0.1)
Balance as of March 31, 2026	6.0
Additions in connection with the acquisition of Soleno Therapeutics, Inc.	494.6
Balance as of June 30, 2026	$500.6
The following table presents information relating to our recognized intangible assets.

	June 30, 2026			December 31, 2025
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights [1]	$2,242.8	$16.8	$2,226.0	$5.0	$0.3	$4.7
Total intangible assets, net			$2,226.0			$4.7
_________________________
(1) Developed product rights have a useful life of 16 years.
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of June 30, 2026.

(in millions)	Amount
2026 (6 months remaining)	$70.1
2027	$140.2
2028	$140.2
2029	$140.2
2030	$140.2
Thereafter	$1,595.1
5. Debt
On May 14, 2026, we entered into a credit agreement with the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, providing for a $1.0 billion senior secured revolving credit facility (the 2026 Credit Facility) that matures on May 14, 2031. Subject to the terms of the credit agreement, we may borrow, prepay, and reborrow loans under the 2026 Credit Facility prior to maturity.
Borrowings under the 2026 Credit Facility bear interest, at the Company's option, at a rate based on either an alternate base rate plus an applicable margin or a Term Secured Overnight Financing Rate (SOFR), risk-free rate, or other applicable benchmark rate plus an applicable margin, in each case determined under the credit agreement. We are also required to pay a commitment fee on the unused portion of the revolving commitments. The initial Term SOFR borrowing under the 2026 Credit Facility bears interest at an all-in rate of 4.90%, consisting of a Chicago Mercantile Exchange Term SOFR reference rate of 3.65% plus an applicable margin of 1.25%. The initial commitment fee rate is 0.15% per annum.
On May 14, 2026, we borrowed $600.0 million under the 2026 Credit Facility. In June 2026, we repaid $600.0 million of principal and paid $2.7 million of accrued interest related to the repayment. In the condensed consolidated statements of cash flows, proceeds from borrowings under the 2026 Credit Facility are presented within financing activities net of debt issuance costs paid to lenders. Debt issuance costs paid to third parties, including certain reimbursed third-party costs, are presented separately as financing cash outflows. Repayments of borrowings under the 2026 Credit Facility are presented as financing cash outflows. As of June 30, 2026, no borrowings were outstanding and we had $1.0 billion of available borrowing capacity under the 2026 Credit Facility, subject to continued compliance with the covenants and other conditions to borrowing under the credit agreement.
In connection with the 2026 Credit Facility, we incurred $6.7 million of financing costs, which were deferred as assets and are being amortized to interest expense over the term of the facility. As of June 30, 2026, unamortized deferred financing costs were $6.5 million and were included in other noncurrent assets in the condensed consolidated balance sheet as of June 30, 2026. In addition, interest expense associated with the 2026 Credit Facility totaled $2.9 million for each of the second quarter and first six months of 2026, including $0.2 million related to the amortization of deferred financing costs.

The credit agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, restricted payments and certain other transactions, as well as financial covenants requiring us to maintain a maximum total net leverage ratio and a minimum consolidated interest coverage ratio. The obligations under the credit agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all assets of the Company and the subsidiary guarantors, subject to customary exceptions. As of June 30, 2026, we were in compliance with the covenants under the credit agreement.
6. Leases
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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Six Months Ended June 30,
(in millions, except weighted average data)	2026	2025
Operating lease cost	$31.2	$33.0
Sublease income	(1.9)	(1.7)
Net operating lease cost	$29.3	$31.3
Cash paid for amounts included in the measurement of operating lease liabilities	$27.6	$18.7

	June 30,
	2026	2025
Weighted average remaining lease term	9.4 years	10.4 years
Weighted average discount rate	4.9%	4.9%
Restricted cash related to leases	$6.3	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of June 30, 2026.

(dollars in millions)	Operating Leases	Sublease Income
2026 (6 months remaining)	$30.4	$(2.0)
2027	61.3	(4.0)
2028	62.5	(4.0)
2029	61.3	(3.6)
2030	60.7	(3.5)
Thereafter	306.9	(2.0)
Total operating lease payments (sublease income)	583.1	$(19.1)
Less imputed interest	121.5
Total operating lease liabilities	461.6
Less current operating lease liabilities included in other current liabilities	59.8
Noncurrent operating lease liabilities	$401.8

7. Supplemental Financial Information
Inventory consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$39.9	$35.7
Work in process	70.1	19.2
Finished goods	143.3	14.1
Total inventory	253.3	69.0

Balance Sheet Classification:
Inventory	$104.2	$69.0
Noncurrent inventory	149.1	—
Total inventory	$253.3	$69.0
Prior to FDA approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as R&D in the period incurred. As a result, our physical inventories as of June 30, 2026 and December 31, 2025 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory values as of June 30, 2026 and December 31, 2025.
As of June 30, 2026, noncurrent inventory consisted of VYKAT XR inventory acquired in the Soleno acquisition that, based on management’s current demand forecasts, was expected to be realized after June 30, 2027. Refer to Note 2 for additional information regarding the acquired inventory and related fair-value step-up.
In addition, in connection with the acquisition of Soleno, we recorded a step-up in the fair value of work in process and finished goods inventory for VYKAT XR of $41.5 million and $126.7 million, respectively. The fair value step-up adjustment is being amortized to cost of revenues as the acquired inventory is sold. We recognized $3.0 million of expense related to the amortization of the fair value step-up during the second quarter and first six months of 2026.
Prepaid expenses consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Prepaid income taxes	$121.8	$94.0
Prepaid development costs	66.1	55.6
Other prepaid expenses	29.2	21.1
Total prepaid expenses	$217.1	$170.7
Accounts payable and accrued liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Sales rebates and reserves	$292.1	$226.0
Current income taxes payable	114.6	68.0
Accrued development costs	93.5	101.3
Accrued employee related costs	123.2	128.8
Current branded prescription drug fee	42.9	45.3
Accounts payable and other accrued liabilities	142.0	104.9
Total accounts payable and accrued liabilities	$808.3	$674.3
Other noncurrent liabilities consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Noncurrent income taxes payable	$262.2	$214.5
Other noncurrent liabilities	35.5	5.2
Total other noncurrent liabilities	$297.7	$219.7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	June 30, 2026	June 30, 2025
Cash and cash equivalents	$332.4	$264.0
Restricted cash included in other noncurrent assets	6.5	8.0
Total cash, cash equivalents, and restricted cash	$338.9	$272.0
The following table presents supplemental cash flow information.

	Six Months Ended June 30,
(in millions)	2026	2025
Cash paid for interest	$2.7	$—
Cash paid for income taxes	$88.2	$72.5
Accrued capital expenditures	$1.3	$1.9
Right-of-use assets acquired through operating leases	$2.6	$3.4
8. Stockholders’ Equity
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Number of shares	0.1	0.2	0.5	1.8
Total cost of shares (1)	$10.0	$17.7	$66.0	$167.7
_________________________
(1) Reflects the total trade-date cost of shares repurchased during the period.
As of June 30, 2026, we had $266.3 million remaining under the 2025 Repurchase Program.
9. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income - basic and diluted	$144.4	$107.5	$342.3	$115.4
Weighted-average common shares outstanding:
Basic	101.0	99.0	100.8	99.3
Effect of dilutive securities	3.2	2.0	3.0	2.5
Diluted	104.2	101.0	103.8	101.8
Earnings per share:
Basic	$1.43	$1.09	$3.40	$1.16
Diluted	$1.39	$1.06	$3.30	$1.13

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	4.8	6.3	4.5	4.8

10. Collaboration and License Agreements
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
NBI-1117570 is a dual M1/M4 muscarinic agonist in development as a potential treatment for schizophrenia and other psychiatric indications. In connection with the initiation of a Phase 2 clinical study for NBI-1117570 in schizophrenia in March 2026, we expensed a milestone payment of $22.5 million as research and development (R&D) in the first quarter of 2026.
Direclidine (NBI-1117568) is a potential first-in-class, orally active, highly selective investigational M4 agonist in development as a potential treatment for schizophrenia. In connection with the initiation of a Phase 3 clinical study for direclidine in schizophrenia in May 2025, we expensed a milestone payment of $15.0 million as R&D in the second quarter of 2025.
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
Osavampator is a potential first-in-class alpha-amino-3-hydroxy-5-methyl-4-isoxazole propionic acid (AMPA) positive allosteric modulator (PAM) in development for patients with inadequate response to treatment of major depressive disorder (MDD). In connection with the initiation of a Phase 3 clinical study for osavampator in MDD in January 2025, we expensed a milestone payment of $37.5 million as R&D in the first quarter of 2025.
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

NBI-921355 is an investigational, selective inhibitor of voltage-gated sodium channels Nav1.2 and Nav1.6 in development as a potential treatment of certain types of epilepsy. In connection with the initiation of a Phase 1 clinical study to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of NBI-921355 in healthy adult participants in February 2025, we expensed a milestone payment of $7.5 million as R&D in the first quarter of 2025.
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
11. Segment Reporting and Disaggregation of Relevant Expense Captions
Neurocrine Biosciences operates as a single global business segment dedicated to the research and development, commercialization, and sale of pharmaceuticals primarily in the U.S. for the treatment of under-addressed neurological, psychiatric, endocrine, and immunological disorders. There were no changes to the accounting policies of the segment as disclosed in the 2025 Form 10-K.
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

The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Revenues:
INGREZZA net product sales	$716.5	$624.4	$1,373.3	$1,169.6
CRENESSITY net product sales	183.5	53.2	336.8	67.7
VYKAT XR net product sales	54.3	—	54.3	—
Other revenues (1)	4.7	9.9	9.1	22.8
Total revenues	959.0	687.5	1,773.5	1,260.1
Less:
Cost of revenues, excluding amortization of acquired intangible assets	23.2	10.3	36.9	18.5
Research and development:
External research and development	168.5	120.6	316.5	228.5
Payroll and benefits	115.4	72.2	199.9	147.2
Milestones	0.3	15.1	22.9	60.5
Other research and development (2)	42.5	36.4	83.6	71.3
Total research and development	326.7	244.3	622.9	507.5
Acquired in-process research and development	1.5	—	22.7	0.1
Selling, general, and administrative	439.7	286.3	758.2	562.8
Amortization of acquired intangible assets	16.4	1.0	16.5	2.0
Gain on sale of business, net of transaction costs	—	—	(28.6)	—
Interest expense	2.9	—	2.9	—
Unrealized (gain) loss on equity investments	(1.2)	6.7	(26.5)	37.3
Investment income and other, net	(12.4)	(20.6)	(40.5)	(42.3)
Provision for income taxes	17.8	52.0	66.7	58.8
Net income	$144.4	$107.5	$342.3	$115.4
_________________________
(1) Other revenues primarily consist of royalties earned on AbbVie Inc. net sales of elagolix and Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) net sales of valbenazine.
(2) Other research and development consists of indirect costs incurred for the benefit of multiple research and development programs, including facility-based expenses (such as rent expense) and other overhead allocations.
12. Sale of Neurocrine Group Limited
On December 24, 2025, we entered into a definitive agreement with Immedica Pharma AB to sell the Neurocrine Group Limited (formerly Diurnal Group plc) operating unit, which met the criteria for classification as held for sale under ASC 360. As a result, the assets and liabilities of the disposal group were presented separately as “Assets held for sale” and “Liabilities related to assets held for sale” and were included in other current assets and other current liabilities, respectively, on the condensed consolidated balance sheet as of December 31, 2025.
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
13. Legal Matters
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
On March 6, 2026, the City of Pontiac Police and Fire Retirement System, a purported stockholder of Soleno, filed a putative class-action complaint for violations of the Federal securities laws against Soleno and certain members of Soleno's management in the U.S. District Court for the Northern District of California. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of a putative class of purchasers of Soleno’s common stock during a purported class period of March 26, 2025 through November 4, 2025, inclusive. On June 25, 2026, the Court appointed a Lead Plaintiff. Lead Plaintiff’s consolidated complaint is due August 28, 2026. Defendants’ motion to dismiss is due October 30, 2026. A hearing date on the motion to dismiss has not yet been scheduled.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.
Overview
Neurocrine Biosciences is a neuroscience-focused, biopharmaceutical company with a simple purpose: to relieve suffering for people with great needs. We are dedicated to discovering, developing, and commercializing life-changing treatments for patients with under-addressed neurological, psychiatric, endocrine, and immunological disorders.
Our portfolio of products includes U.S. Food and Drug Administration (FDA) approved treatments for tardive dyskinesia (TD), chorea associated with Huntington's disease, classic congenital adrenal hyperplasia due to 21-hydroxylase deficiency (CAH), hyperphagia in Prader-Willi syndrome (PWS), and endometriosis and uterine fibroids in collaboration with AbbVie Inc. (AbbVie). In addition, we have a diversified portfolio of multiple compounds in mid- to late-phase development across our core therapeutic areas and an expanding early-phase pipeline that includes a range of modalities including small molecules, peptides, proteins, antibodies, conjugates, and gene therapies.
We launched INGREZZA® (valbenazine) in the U.S. as the first FDA-approved drug for the treatment of TD in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023 and launched CRENESSITY® (crinecerfont) in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024. We acquired VYKAT® (diazoxide choline) XR, the first and only FDA-approved treatment for hyperphagia in PWS, through the acquisition of Soleno Therapeutics, Inc. (Soleno) in May 2026.
We estimate that TD affects approximately 800,000 people in the U.S., that approximately 90% of the 40,000 people in the U.S. affected by Huntington’s disease will develop chorea, that CAH affects at least 20,000 people in the U.S., and that hyperphagia in PWS affects approximately 10,000 people in the U.S. Key elements of our commercial strategy include maximizing the opportunities of our FDA approved products through consistent and effective commercial execution, including continued development of valbenazine as the best-in-class treatment for new patient populations, and to lead the evolving understanding of vesicular monoamine transporter 2 (VMAT2) biology and its role in disease.
2026 Business Highlights
•Total net product sales for the first six months of 2026 increased $519.6 million, or 41.7%, to $1.77 billion, primarily reflecting increased net product sales of CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024, increased net product sales of INGREZZA, driven by volume growth in total prescriptions and record new prescriptions on strong patient demand, and the inclusion of VYKAT XR net product sales following the acquisition of Soleno in May 2026.
•On May 18, 2026, we completed our acquisition of Soleno in an all-cash transaction representing a total equity value of approximately $2.9 billion, adding VYKAT XR, the first and only FDA-approved treatment for hyperphagia in PWS, to our rare disease commercial portfolio.
•In May 2026, we entered into a $1.0 billion senior secured revolving credit facility (the 2026 Credit Facility). In June 2026, we repaid $600.0 million of principal that was borrowed under the 2026 Credit Facility in May 2026. As of June 30, 2026, we had $1.0 billion of available borrowing capacity under the 2026 Credit Facility. We may use borrowings under the 2026 Credit Facility for general corporate purposes and other purposes permitted by the credit agreement. Our ability to borrow under the 2026 Credit Facility is subject to the satisfaction of customary conditions, including compliance with the covenants contained in the credit agreement.
•On January 21, 2026, we completed the sale of Neurocrine Group Limited to Immedica Pharma AB for $63.2 million in cash. As a result of the transaction, during the first quarter of 2026 we recognized a pre-tax gain on sale of $28.6 million in "Gain on sale of business, net of transaction costs" within income from continuing operations.
•Promoted Samir Siddhanti to the executive management team as Chief Business Officer where he will lead the Company’s business development, corporate strategy, and R&D portfolio management functions helping guide Neurocrine’s continued evolution into a leading, global biotechnology company.

•Promoted Andrew Ratz, Ph.D., to the executive management team as the Chief Technical Operations Officer. In his new role, Dr. Ratz will lead the company's global technical development, manufacturing, and supply chain functions, supporting Neurocrine's expansion beyond small molecules into biologics and device-based therapies.
2026 Pipeline Highlights
•Initiated Phase 2 clinical study to assess the safety and tolerability of crinecerfont in children aged 3 months to under 4 years with CAH.
•Initiated and dosed the first patients in a Phase 2 clinical study of NBI-1117570, a dual M1/M4 selective agonist in adults with schizophrenia.
•Initiated Phase 1 first-in-human clinical study evaluating the safety and tolerability of NBIP-2118 in adult participants. NBIP-2118 is an investigational corticotropin-releasing factor 2 receptor (CRF2) peptide agonist and a potential first-in-class therapy for obesity.
•Announced new two-year data from the Phase 3 CAHtalyst® Pediatric study showing positive growth outcomes in children and adolescents with CAH treated with CRENESSITY.
•Announced new two-year data from the Phase 3 CAHtalyst® Adult study demonstrating improved cardiometabolic outcomes alongside sustained glucocorticoid dose reduction through up to two years of treatment with CRENESSITY for CAH.
•Announced publication of expert recommendations for glucocorticoid dose reduction after initiating CRENESSITY for the treatment of CAH.
•Announced new post-hoc data from the KINECT® 4 clinical trial demonstrating that adults with TD treated with INGREZZA capsules experienced clinically meaningful and robust improvements in involuntary movement severity, including those who did not meet the stringent symptomatic remission threshold.
•Presented new VYKAT XR data demonstrating meaningful and durable improvements in hyperphagia and behavioral symptoms in PWS following randomized withdrawal period.
•Presented new real-world evidence demonstrating that adult patients with TD receiving INGREZZA (valbenazine) capsules showed higher treatment persistence compared to those on AUSTEDO XR (deutetrabenazine). The findings were presented at the Academy of Managed Care Pharmacy 2026 Annual Meeting in Nashville.
•Presented the first expert consensus recommendations focused on screening, diagnosis and treatment of TD among older adults in long-term care settings. The recommendations address persistent gaps in recognizing and managing TD in this higher-risk population. Findings were presented at the Society for Post-Acute and Long-Term Care Medical Association (PALTmed) PALTC26 Annual Conference in Anaheim, CA.
•Presented new two-year CRENESSITY data demonstrating durable hormonal control, reduced glucocorticoid exposure and meaningful clinical improvements in pediatric patients with CAH. The findings were presented at the Pediatric Endocrine Society 2026 Annual Meeting in San Francisco.
Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues	$959.0	$687.5	$1,773.5	$1,260.1
Operating expenses	807.5	541.9	1,428.6	1,090.9
Operating income	151.5	145.6	344.9	169.2
Other income	10.7	13.9	64.1	5.0
Provision for income taxes	17.8	52.0	66.7	58.8
Net income	$144.4	$107.5	$342.3	$115.4

Earnings per share, diluted	$1.39	$1.06	$3.30	$1.13
Weighted average common shares outstanding, diluted	104.2	101.0	103.8	101.8

Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
INGREZZA net product sales	$716.5	$624.4	$1,373.3	$1,169.6
CRENESSITY net product sales	183.5	53.2	336.8	67.7
VYKAT XR net product sales	54.3	—	54.3	—
Other	—	4.4	0.9	8.4
Total net product sales	954.3	682.0	1,765.3	1,245.7
Collaboration revenues	4.7	5.5	8.2	14.4
Total revenues	$959.0	$687.5	$1,773.5	$1,260.1
Net Product Sales
Compared with the comparable periods last year, the increase primarily reflected the increased net product sales of CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024, increased net product sales of INGREZZA, driven by volume growth in total prescriptions and record new prescriptions on strong patient demand, and the inclusion of VYKAT XR net product sales following the acquisition of Soleno in May 2026.
Collaboration Revenues
Collaboration revenues for all periods presented primarily reflected royalties earned on AbbVie net sales of elagolix and Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) net sales of valbenazine.
Operating Expenses
Cost of Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Cost of revenues, excluding amortization of acquired intangible assets	$23.2	$10.3	$36.9	$18.5
as a % of total revenues	2.4%	1.6%	2.1%	1.5%
Compared with the comparable periods last year, the increase primarily reflected increased total net product sales, increased royalties on net product sales of CRENESSITY, $3.0 million of expense related to the amortization of the acquisition-date fair value step-up of VYKAT XR inventory acquired through the acquisition of Soleno in May 2026 and $2.0 million of acquisition related expenses, including $1.8 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026. The acquired fair value step-up is expected to be recognized in cost of revenues as the acquired inventory is sold over approximately four to six years following the acquisition date.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Late stage	$71.5	$38.8	$137.3	$74.1
Early stage	30.1	16.7	56.0	38.4
Research and discovery	66.9	65.1	123.2	116.0
Milestones	0.3	15.1	22.9	60.5
Payroll and benefits	115.4	72.2	199.9	147.2
Facilities and other	42.5	36.4	83.6	71.3
Total research and development	$326.7	$244.3	$622.9	$507.5
as a % of total revenues	34.1%	35.5%	35.1%	40.3%
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
Compared with the comparable periods last year, the increase primarily reflected the progression of the Phase 3 programs for osavampator in major depressive disorder (MDD) and direclidine in schizophrenia.
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
Compared with the comparable periods last year, the increase primarily reflected increased investments in the Phase 1 program for NBIP-01435 in CAH, the Phase 2 program for NBI-1065890 in TD, and our early-stage obesity and immunology programs, partially offset by decreased investments in certain early-stage psychiatry and neurology programs.
Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, the increase primarily reflected continued investments to expand our discovery and preclinical programs across therapeutic areas and modalities, including endocrinology and metabolic disease (including obesity) and immunology, and expanding our capabilities in biologics (including peptides and antibodies) and gene therapy.
Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under collaborative arrangements. The following table presents milestones expense by collaboration partner.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Nxera Pharma UK Limited	$—	$15.0	$22.5	$15.0
Takeda Pharmaceutical Company Limited	—	—	—	37.5
Xenon Pharmaceuticals Inc.	—	—	—	7.5
Other	0.3	0.1	0.4	0.5
Total milestones	$0.3	$15.1	$22.9	$60.5
Refer to Note 10 to the condensed consolidated financial statements for additional information regarding our significant collaboration and license agreements.
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
Compared with the comparable periods last year, the increase primarily reflected higher headcount to support our expanded discovery and preclinical programs across therapeutic areas and modalities, including endocrinology and metabolic disease (including obesity) and immunology, expanding our capabilities in biologics (including peptides and antibodies) and gene therapy, and $23.1 million of acquisition-related expenses, including $18.1 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026.

Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including facility-based expenses (such as rent expense) and other overhead allocations.
Compared with the comparable periods last year, the increase primarily reflected increased facility-based expenses related to our new campus facility.
Acquired In-Process Research and Development (IPR&D)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Acquired in-process research and development	$1.5	$—	$22.7	$0.1
as a % of total revenues	0.2%	—%	1.3%	—%
Compared with the comparable periods last year, the increase reflected increased payments for upfront fees in connection with our collaborations.
Selling, General, and Administrative (SG&A)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general, and administrative	$439.7	$286.3	$758.2	$562.8
as a % of total revenues	45.8%	41.6%	42.8%	44.7%
Compared with the comparable periods last year, the increase primarily reflected continued investment in our commercial organization, including the recent expansion of our INGREZZA and CRENESSITY sales teams in the first quarter of 2026, and $96.8 million of acquisition-related expenses, including $40.2 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026.
Amortization of Acquired Intangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Amortization of acquired intangible assets	$16.4	$1.0	$16.5	$2.0
as a % of total revenues	1.7%	0.1%	0.9%	0.2%
Compared with the comparable periods last year, the increase primarily reflected amortization of intangible assets acquired through the acquisition of Soleno in May 2026. The estimated fair value of the acquired intangible assets, which relates to developed product rights for VYKAT XR and is being amortized straight line over a useful life of 16 years, was $2.24 billion as of the acquisition date.
Gain on Sale of Business, Net of Transaction Costs

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Gain on sale of business, net of transaction costs	$—	$—	$(28.6)	$—
Compared with the comparable periods last year, the change reflected a pre-tax gain, net of transaction costs, recognized on the sale of Neurocrine Group Limited in January 2026.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Interest expense	$(2.9)	$—	$(2.9)	$—
Unrealized gain (loss) on equity investments	1.2	(6.7)	26.5	(37.3)
Investment income and other, net	12.4	20.6	40.5	42.3
Total other income, net	$10.7	$13.9	$64.1	$5.0
Compared with the comparable periods last year, the change primarily reflected periodic fluctuations in the fair values of our equity investments and decreased interest income on lower investment balances due to the liquidation of a significant portion of our debt security investments to fund the acquisition of Soleno in May 2026.
Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Provision for income taxes	$17.8	$52.0	$66.7	$58.8
Effective tax rate	11.0%	32.6%	16.3%	33.8%
For the second quarter and first six months of 2026, the effective tax rate varied from the federal and state statutory rates primarily due to foreign tax effects, including the impact of net CFC tested income (NCTI), credits generated for research activities, excess tax benefits related to stock-based compensation, certain nondeductible expenses and state income tax effects which include fluctuations in state effective tax rates and a discrete tax benefit from the release of a portion of the valuation allowance against certain state deferred tax assets.
For the second quarter and first six months of 2025, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, fluctuations in state effective tax rates, and losses in foreign and domestic jurisdictions for which no tax benefit was recorded as management cannot conclude that it is more likely than not that the tax benefit of such losses will be realized in the future.

Liquidity and Capital Resources
Sources of Liquidity
We believe that our existing capital resources, funds generated by anticipated net product sales of our commercial products, available borrowing capacity under our 2026 Credit Facility, and investment income will be sufficient to satisfy our current and projected funding requirements for at least the next 12 months. However, we cannot guarantee that our existing capital resources and anticipated revenues will be sufficient to conduct and complete all of our research and development programs or commercialization activities as planned. We may seek to access the public or private equity markets whenever conditions are favorable or pursue opportunities to obtain additional debt financing in the future. We may also seek additional funding through strategic alliances or other financing mechanisms. However, we cannot provide assurance that adequate funding will be available on terms acceptable to us, if at all.
In May 2026, we completed our acquisition of Soleno. Preliminary consideration transferred was $2.83 billion, and cash paid to acquire Soleno, net of cash acquired, was $2.36 billion. Refer to Note 2 to the condensed consolidated financial statements for additional information.
On May 14, 2026, we entered into a credit agreement that provides for a five-year, $1.0 billion senior secured revolving credit facility, which we refer to as the 2026 Credit Facility. The 2026 Credit Facility provides us with an additional source of liquidity for general corporate purposes. In May 2026, we borrowed $600.0 million under the 2026 Credit Facility, and in June 2026, we repaid $600.0 million of principal. As of June 30, 2026, no amounts were outstanding under the 2026 Credit Facility and we had $1.0 billion of available borrowing capacity, subject to continued compliance with the covenants and other conditions to borrowing under the credit agreement. The credit agreement contains customary affirmative and negative covenants and financial covenants requiring us to maintain a maximum total net leverage ratio and a minimum consolidated interest coverage ratio. Refer to Note 5 to the condensed consolidated financial statements for additional information regarding the 2026 Credit Facility.
Information Regarding Our Financial Condition

(in millions)	June 30, 2026	December 31, 2025
Total cash, cash equivalents, and marketable securities	$481.7	$2,543.4
Working Capital:
Total current assets	$1,637.5	$2,522.7
Less total current liabilities	874.5	743.4
Total working capital	$763.0	$1,779.3
Information Regarding Our Cash Flows

	Six Months Ended June 30,
(in millions)	2026	2025
Cash flows from operating activities	$282.2	$166.8
Cash flows from investing activities	(641.6)	(14.8)
Cash flows from financing activities	(22.7)	(121.2)
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Change in cash, cash equivalents, and restricted cash	$(382.1)	$31.0
Cash Flows from Operating Activities
Compared with the comparable period last year, the increase primarily reflected increased total net product sales, partially offset by acquisition and divestiture-related expenses of $125.6 million, including $60.1 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026 and which were settled in cash, and continued investments in our commercial organization, including the recent expansion of our CRENESSITY and INGREZZA sales teams in the first quarter of 2026 and expanded pre-clinical and clinical portfolio. The increase in accounts receivable was primarily driven by higher total gross product sales. The increase in income tax assets and liabilities was primarily due to timing of income tax payments.

Cash Flows from Investing Activities
Compared with the comparable period last year, the decrease reflected $2.36 billion in cash paid, net of cash acquired, to acquire Soleno in May 2026, partially offset by increased sales and maturities of debt security investments, net of purchases, to fund the Soleno acquisition and $63.2 million in proceeds from our sale of Neurocrine Group Limited in January 2026.
Cash Flows from Financing Activities
Compared with the comparable period last year, the change reflected decreased repurchases of our common stock under the $500.0 million 2025 Repurchase Program that was authorized by our Board of Directors in February 2025, decreased proceeds from issuances of our common stock, and increased taxes paid related to net share settlement of equity awards (shares withheld for taxes). In addition, in May 2026, we borrowed $600.0 million under the 2026 Credit Facility, and in June 2026, we repaid $600.0 million of principal under the 2026 Credit Facility.
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
•the success of our commercial products;
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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $15.35 billion upon the achievement of certain milestones. Refer to Note 10 to the condensed consolidated financial statements for additional information regarding our significant collaboration and license agreements.
In May 2026, we completed our acquisition of Soleno. Cash paid for the acquisition, net of cash acquired, was approximately $2.36 billion and was funded from available liquidity, including cash on hand and proceeds from sales and maturities of available-for-sale debt securities. Following the acquisition, our future capital requirements may include costs associated with integrating Soleno and supporting commercialization and development activities related to the acquired business. Refer to Note 2 to the condensed consolidated financial statements for additional information regarding the acquisition.

Share Repurchase Program
In addition to the foregoing future capital requirements, in February 2025, our Board of Directors authorized the 2025 Repurchase Program under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, we repurchased 0.5 million shares on the open market for a cost of $66.0 million during the first six months of 2026. As of June 30, 2026, we had $266.3 million remaining under the 2025 Repurchase Program.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on June 30, 2026, it would not have had a material effect on the fair value of our investment portfolio as of that date.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
For a description of our legal proceedings, refer to Note 13 to the condensed consolidated financial statements, which is incorporated herein by reference.
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
Summary Risk Factors
We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:
•We may not be able to continue to successfully commercialize our commercial products, INGREZZA, CRENESSITY and VYKAT XR, or any of our product candidates if they are approved in the future.
•If healthcare providers and patients do not continue to accept our commercial products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
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
•We may not successfully integrate Soleno Therapeutics. Inc. (Soleno) or realize the anticipated benefits of the acquisition. which could adversely affect our business and financial condition.
•Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates, which could adversely affect our business and financial condition.
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
•If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of our commercial products or any product candidate approved by the FDA in the future.
•Use of our approved products or those of our collaborators could be associated with side effects or adverse events.

•We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of our commercial products or product candidates, could materially and adversely affect our ability to successfully develop or commercialize our commercial products or any of our product candidates.
•We depend on our current collaborators for the development and commercialization of several of our products and product candidates and may need to enter into future collaborations to develop and commercialize certain of our product candidates.
•We currently have no manufacturing capabilities. If third-party manufacturers of our commercial products or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products, conduct clinical trials and develop new products could be impaired and our costs may rise.
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
•We may need additional capital in the future. If we cannot raise additional funding, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
•Our credit facility imposes operating and financial restrictions, and our failure to comply with its covenants or satisfy our obligations under the facility could adversely affect our business and financial condition.
•We expect to increase our expenses for the foreseeable future, and we may not be able to sustain growth and profitability.
Risks Related to Our Company
* We may not be able to continue to successfully commercialize our commercial products, INGREZZA, CRENESSITY and VYKAT XR, or any of our product candidates if they are approved in the future.
We launched INGREZZA in the U.S. as the first FDA-approved drug for the treatment of TD in May 2017 and for the treatment of chorea associated with Huntington's disease in August 2023. We announced FDA approval and launched CRENESSITY capsules and oral solution as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH in December 2024 and, in the second quarter of 2026, acquired Soleno and its commercial product, VYKAT XR (diazoxide choline) extended-release tablets, which is indicated for the treatment of hyperphagia in adults and pediatric patients four years of age and older with Prader-Willi syndrome (PWS). Our ability to produce product revenues consistent with expectations ultimately depends on our ability to continue to successfully commercialize our commercial products, INGREZZA, CRENESSITY and VYKAT XR, and secure and maintain adequate third-party reimbursement. Our experience in marketing and selling pharmaceutical products began with INGREZZA’s approval in 2017, when we hired our sales force and established our distribution and reimbursement capabilities, all of which are necessary to successfully commercialize our current and future products. We have continued to invest in our commercial infrastructure, including the recent expansion of our sales teams for INGREZZA in the first quarter of 2026. While our team members and consultants have experience marketing and selling pharmaceutical products, we may face difficulties related to managing the rapid growth of our personnel and infrastructure, and there can be no guarantee that we will be able to maintain the personnel, systems, arrangements and capabilities necessary to continue to successfully commercialize our commercial products or any product candidate approved by the FDA, or equivalent foreign authorities, in the future.
* We may not be able to successfully commercialize CRENESSITY.
In December 2024, we announced FDA approval and launched CRENESSITY capsules and oral solution as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH. We have also established our commercial team and hired our U.S. sales force for CRENESSITY. The successful commercialization of CRENESSITY depends on the extent to which patients and healthcare providers accept and adopt CRENESSITY as a treatment for CAH, and we do not know whether our expectations or estimates in this regard, or those of investors or securities analysts, will be accurate. Healthcare providers may not prescribe CRENESSITY and patients may be unwilling to use CRENESSITY. In addition, patients may be unwilling to use CRENESSITY if reimbursement is not provided or reimbursement is inadequate to cover a significant portion of the cost to the patient. CRENESSITY is a first-in-class therapy for children and adults with classic CAH and will therefore require us to expend substantial time and resources to educate healthcare providers about the benefits of CRENESSITY. If we are unable to provide our sales force with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits of CRENESSITY, our efforts to commercialize CRENESSITY may not be successful. Further, any negative publicity related to CRENESSITY, or negative development for CRENESSITY in our post-marketing commitments or in regulatory processes in other jurisdictions, may adversely impact the potential of CRENESSITY and our commercial results. If the commercialization of CRENESSITY and future sales are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.
* We may not be able to successfully commercialize VYKAT XR.
In the second quarter of 2026, we acquired Soleno and its commercial product, VYKAT XR, which was approved by the FDA in March 2025 for the treatment of hyperphagia in adults and pediatric patients four years of age and older with PWS. The successful commercialization of VYKAT XR depends on the extent to which healthcare providers, patients and payors accept and adopt VYKAT XR, and we do not know whether our expectations or estimates in this regard, or those of investors or securities analysts, will be accurate. To generate demand for VYKAT XR, we will need to continue to educate healthcare providers on its clinical utility, benefits, risks, dosing and monitoring. Our ability to generate revenue from VYKAT XR will also depend on our ability to obtain and maintain coverage and adequate reimbursement from payors. PWS is a rare disease, and if our estimates of the prevalence of PWS, the number of patients who may benefit from treatment with VYKAT XR, the number of healthcare providers willing to prescribe VYKAT XR, or the number of patients willing to stay on treatment prove to be incorrect, the market opportunity for VYKAT XR may be smaller than we believe it is. VYKAT XR may also compete with therapeutic products in various stages of clinical development for the treatment of PWS, including hyperphagia, as well as drugs approved for other indications, such as appetite suppression. In addition, adverse events, safety concerns, product complaints or other safety-related reports regarding VYKAT XR, including serious adverse events reported after commercialization, could adversely affect market acceptance, result in regulatory scrutiny, require changes to the approved labeling for VYKAT XR, or cause patients or caregivers to discontinue use of VYKAT XR or healthcare providers to be reluctant to prescribe or continue prescribing VYKAT XR. If commercialization of VYKAT XR and future sales are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.
* If healthcare providers and patients do not continue to accept our commercial products, or our sales and marketing efforts are not effective, we may not generate sufficient revenue.
The commercial success of our commercial products, INGREZZA, CRENESSITY and VYKAT XR, will depend upon the acceptance of these products as safe and effective by the medical community and patients.
The market acceptance of our commercial products could be affected by a number of factors, including:
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
Patient advocacy organizations and other patient communities are important across our commercial portfolio in supporting disease awareness and patient and caregiver education. These activities may be particularly significant for CRENESSITY and VYKAT XR given the rare disease nature of those indications, where education and awareness among relatively small patient and caregiver communities can affect patient identification and access to information about available treatments.
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
We are commercializing and performing research on or developing products for the treatment of several disorders, including TD, chorea associated with Huntington's disease, classic congenital adrenal hyperplasia, hyperphagia in PWS, endometriosis, pain, Parkinson’s disease, schizophrenia, epilepsy, and other neurology, psychiatry, endocrinology, obesity and related metabolic diseases, and immunology-related diseases and disorders, and there are a number of competitors to our products and product candidates. If one or more of our competitors’ products or programs are successful (including the development of generic equivalents), the market for our products may be reduced or eliminated.
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
•VYKAT XR is the first FDA-approved treatment for hyperphagia in patients with PWS. Other FDA-approved therapies indicated for patients with PWS in the United States are limited to growth hormone (somatropin) products approved for the treatment of growth failure associated with PWS. We expect VYKAT XR to compete with product candidates currently in clinical development for the treatment of PWS, including hyperphagia, as well as with therapies approved for other indications that may be used to manage appetite, weight, or other symptoms associated with PWS.
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
Our ability to continue to commercialize our products, INGREZZA, CRENESSITY and VYKAT XR, will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare and the price of prescription drugs through various means may impact our revenues. These payors’ efforts could decrease the price that we receive for any products we may develop and sell in the future.
Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing healthcare providers, generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the out-of-pocket cost of our products. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available regardless of whether they are approved by the FDA for that particular use. Coverage decisions by payors for our competitors' products may also impact coverage for our products.
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
If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may be unable to successfully commercialize our commercial products or any of our product candidates for which we obtain marketing approval in the future. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for any approved products that we develop or acquire could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition. Further, a majority of our current revenue is derived from federal healthcare program payors, including Medicare and Medicaid. Thus, changes in government reimbursement policies, government negotiation of the price of any of our products, reductions in payments and/or our suspension or exclusion from participation in federal healthcare programs could have a material adverse effect on our business.

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
Outside the U.S., reimbursement and healthcare payment systems vary significantly by country, and many countries, including EU Member States, restrict the range of medicinal products for which their national health insurance systems provide reimbursement and control the prices of medicinal products for human use.
To obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. If we are unable to obtain favorable pricing and reimbursement status in EU Member States for our products or product candidates for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.
Legislators, policymakers, and payors may continue to propose and implement cost-containing measures to keep healthcare costs down. For example, in April 2025, the President issued an executive order that, among other things, directed specified agency heads to develop a Center for Medicare and Medicaid Innovation (CMMI) model that enables the Medicare program to obtain better value for high-cost prescription drugs and biological products. In May 2025, the President issued another executive order directing the administration to take immediate steps to end global freeloading and take additional aggressive action should drug manufacturers fail to offer American consumers the Most-Favored Nation (MFN) price. In December 2025, the Centers for Medicare & Medicaid Services (CMS) issued proposed regulations that, if finalized, would create CMMI demonstrations that would institute MFN-level pricing in the Medicare Part D and Part B markets. At present, given that the demonstrations are proposed rules that may or may not be finalized or implemented, there is uncertainty as to how these and other potential legal and regulatory changes may impact our business. However, if implemented, these policies could reduce or limit the prices we are able to charge for our products and product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for our products from governmental authorities or third-party payors. Further, in January 2026, the President released The Great Healthcare Plan, a proposal which calls on Congress to codify the administration’s MFN drug-pricing agreements with manufacturers and potentially extend MFN pricing to additional manufacturers. In addition, the One Big Beautiful Bill Act (OBBBA) is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. The OBBBA also narrowed access to the Patient Protection and Affordable Care Act (ACA) marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits, which expired at the end of 2025. These changes, along with other provisions of the OBBBA, are anticipated to reduce the number of Americans with health insurance. Further, an increasing number of countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere, including in the U.S.
* We may not successfully integrate Soleno or realize the anticipated benefits of the acquisition, which could adversely affect our business and financial condition.
In the second quarter of 2026, we completed the acquisition of Soleno. Our ability to realize the anticipated benefits of the acquisition depends on our ability to integrate Soleno’s business, personnel, operations, systems, controls, commercial capabilities, supply, distribution and patient-support arrangements and regulatory activities into our existing business in a timely and efficient manner. Integration activities may require significant management attention, time and resources and may disrupt our ongoing business.
We may encounter difficulties integrating Soleno, retaining key employees, maintaining relationships with healthcare providers, patients, payors, suppliers, specialty pharmacies, distributors and other business partners, or maintaining the commercialization and regulatory strategy for VYKAT XR.
We also have assumed, and may become responsible for, liabilities and risks relating to Soleno that may not have been identified or fully quantified in due diligence, including product liability, regulatory, commercial, employment, contract, tax, intellectual property, securities and other claims or proceedings. For example, on March 6, 2026, a purported stockholder of Soleno filed a putative federal securities class action against Soleno and certain members of Soleno’s management alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 on behalf of a putative class of purchasers of Soleno stock during a purported class period of March 26, 2025 through November 4, 2025, inclusive. Defense of or any adverse resolution of this action or any similar or related matters could result in substantial costs, damages, indemnification obligations, settlement payments or diversion of management's attention.

If we do not integrate Soleno successfully or realize the anticipated benefits of the acquisition, our business, financial condition or results of operations could be adversely affected.
* Because the development of our product candidates is subject to a substantial degree of technological uncertainty, we may not succeed in developing any of our product candidates, which could adversely affect our business and financial condition.
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
This risk is particularly significant for our late-stage product candidates, including our Phase 3 clinical programs for osavampator (NBI-1065845) in major depressive disorder and direclidine (NBI-1117568) in schizophrenia, because delays, failures, inconclusive results or safety concerns in these programs could materially and adversely affect our pipeline, business, financial condition, and the market price of our common stock.
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
•unforeseen disruptions or delays may occur, caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, government shutdowns and the resulting effects on regulatory agencies, or other business interruptions; and
•regulatory requirements may change.

These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. Geopolitical tensions could also affect our ability to obtain supplies of our investigational products, which could cause delays or otherwise disrupt our clinical trials and research and development efforts. Some of our suppliers and research and development collaborators are located in China, exposing us to the possibility of supply disruption in the event of changes to the laws, rules, regulations, and policies of the governments of the U.S. or China. Any such changes to laws or the adoption of tariffs, export controls, investment, licensing or procurement restrictions or other restrictions could impact our ability to contract with or maintain relationships with certain Chinese biotechnology companies, cause delays, or have other adverse effects on the development of certain of our research programs.
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
Since 2017, the number of our full-time employees has grown from approximately 200 to over 2,500. Although we have substantially increased the size of our organization, we may need to add additional qualified personnel and resources, especially with the recent increase in the size of our sales force. Our current facilities, infrastructure and systems may be inadequate to support our development and commercialization efforts and expected growth. Future growth will impose significant added responsibilities on our organization, including the need to identify, recruit, maintain and integrate additional employees and implement and expand managerial, operational, and financial systems and may be costly and take time away from running other aspects of our business, including development and commercialization of our product candidates.
Our future financial performance and our ability to commercialize our commercial products or any of our product candidates that receive regulatory approval in the future, will partially depend on our ability to manage any future growth effectively. In particular, as we commercialize our commercial products we will need to support the training and ongoing activities of our sales force and will likely need to continue to expand the size of our employee base for managerial, operational, financial and other resources. To that end, we must be able to successfully:
•manage our development efforts effectively;
•integrate additional management, administrative and manufacturing personnel;
•manage increased operational complexity from employees and functions operating across multiple office locations and facilities;
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
We are transforming our research and development strategies to include the development of biologics, including peptides, proteins, antibodies, conjugates, gene therapies and nucleic acid-based therapeutics. As a company, we do not have experience successfully developing and commercializing biologics and our current infrastructure may be inadequate to support the expected growth and transformation of processes, personnel, and technologies required for these new programs. We have hired employees with expertise in these modalities, but we will need to hire additional qualified personnel and expand our management, administrative, and technical staff to support the research and development organization. If we are unable to identify, recruit and integrate additional employees with the requisite skills, or effectively manage our transformation activities, the development of our biologic product candidates may not be successful, or be delayed or paused indefinitely. Gene therapies, in particular, may entail additional safety and development risks because they often require specialized administration (including intravenous administration) and may cause serious adverse events, including immune or inflammatory reactions, which could delay, suspend or terminate clinical development. Pre-existing immunity or immunity that develops after dosing may limit eligible patients and may prevent repeat dosing, which could reduce effectiveness and limit commercial adoption. Additionally, the manufacture of biologics and cognate devices are more complex than the manufacture of small molecule therapies. We currently have no manufacturing capabilities for biologic product candidates and devices and rely on third-party manufacturers. We may encounter delays in production and delivery of our biologic product candidates and devices by our third-party manufacturers or other vendors, which would result in corresponding delays to our development and commercialization of such biologic candidates. In addition, the regulatory requirements in the U.S. and in other countries governing biologics are evolving and the FDA or comparable foreign regulatory authorities may change the requirements, or identify different regulatory pathways, for approval for any of our biologic candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our biologic candidates. We have made, and expect to continue making, substantial investments in our research and development personnel and facilities, as well in external innovation to support our expansion into the development of our biologics. If any of these risks occur and we fail to successfully develop or commercialize our biologic product candidates, we may not realize a return on our investments which could have an adverse effect on our results of operations and financial condition.
* If we are unable to retain and recruit qualified scientists and other employees or if any of our key senior executives discontinues his or her employment with us, it may delay our development efforts or impact our commercialization of our commercial products or any product candidate approved by the FDA in the future.
We are highly dependent on the principal members of our management, commercial, and scientific staff. The loss of any of these people could impede the achievement of our objectives, including the successful commercialization of our commercial products or the commercialization of any product candidate approved by the FDA in the future. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future, along with personnel with experience marketing and selling pharmaceutical products, is critical to our success. We may be unable to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, and universities and non-profit research institutions for experienced scientists and individuals with experience marketing and selling pharmaceutical products. We may face particular retention challenges in light of the recent rapid growth in our personnel and infrastructure and the perceived impact of those changes upon our corporate culture, including as we integrate employees and operations from Soleno. In addition, we rely on a significant number of consultants to assist us in formulating our research and development strategy and our commercialization strategy. Our consultants may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to us.
* Use of our approved products or those of our collaborators could be associated with side effects or adverse events.
As with most pharmaceutical products, use of our approved products or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor adverse reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our products or those of our collaborators may be observed at any time, including after a product is commercialized, and reports of any such side effects or adverse events may negatively impact demand for our or our collaborators’ products or affect our or our collaborators’ ability to maintain regulatory approval for such products. With respect to VYKAT XR, since it became commercially available, serious adverse events in patients taking VYKAT XR have been reported to FDA through the FDA Adverse Event Reporting System

(AEMS), formerly the FDA Adverse Event Reporting System (FAERS). Although reports in AEMS do not establish that a drug caused an adverse event and may be attributable to the patient’s underlying disease, other medications or other factors, these reports could negatively impact demand for VYKAT XR, result in regulatory scrutiny or cause patients or caregivers to discontinue use of VYKAT XR or healthcare providers to be reluctant to prescribe or continue prescribing VYKAT XR. Side effects or other safety issues associated with the use of our approved products or those of our collaborators could require us or our collaborators to modify or halt commercialization of these products or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional studies regarding the safety and efficacy of our products which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
* We currently depend on a limited number of third-party suppliers. The loss of these suppliers, or delays or problems in the supply of our commercial products or our product candidates, could materially and adversely affect our ability to successfully develop or commercialize our commercial products or any of our product candidates.
The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of process controls required to consistently produce the active pharmaceutical ingredients (API), the finished drug product and packaging in sufficient quantities while meeting detailed product specifications on a repeated basis. Manufacturers of pharmaceutical products may encounter difficulties in production, such as difficulties with production costs and yields, process controls and validation, quality control and quality assurance, including testing of stability, impurities and impurity levels and other product specifications by validated test methods, compliance with strictly enforced U.S., state and non-U.S. regulations, and disruptions or delays caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, government shutdowns and the resulting effects on regulatory agencies, or other business interruptions. We depend on a limited number of suppliers for the production (including API) of our commercial products and product candidates and for the packaging of our commercial products. If our third-party suppliers for our commercial products or any of our product candidates encounter these or any other manufacturing, quality, or compliance difficulties, our ability to successfully develop or commercialize our commercial products or any of our product candidates could be materially and adversely affected.
In addition, if our suppliers fail or refuse to supply us with our commercial products or any of our product candidates, or their APIs for any reason, or terminate our supply agreements or do not perform as agreed, it would take a significant amount of time and expense to qualify a new supplier. The FDA and similar foreign regulatory authorities must approve manufacturers of the active and inactive pharmaceutical ingredients and certain packaging materials used in pharmaceutical products. The loss of a supplier could require us to obtain regulatory clearance and to incur validation and other costs associated with the transfer of the API or product manufacturing processes. If there are delays in qualifying new suppliers or facilities or if a new supplier is unable to meet FDA or a similar foreign regulatory authority’s requirements for approval, there could be a shortage of our commercial products or any of our product candidates, which could materially and adversely affect our ability to successfully develop or commercialize our commercial products or any of our product candidates. These risks may be heightened for arrangements that rely on sole-source or limited-source suppliers, including certain arrangements for VYKAT XR, because qualifying an alternative supplier could take significant time and expense and could result in supply constraints or other product availability issues.
* We may be unable to successfully pursue, complete or integrate strategic acquisitions, including our recently completed acquisition of Soleno, which could adversely affect our business and financial condition.
Our ability to execute on our long-term strategy depends in part on our ability to pursue strategic business development when complementary opportunities arise, including through acquisitions, collaborations and other investments. We may continue to seek attractive opportunities to acquire businesses, enter into collaborations and make other investments that are complementary to our existing strengths. There can be no assurance, however, that any such opportunities will arise or, if they do, that they will be identified, consummated or successfully integrated. Strategic acquisitions and similar transactions involve numerous risks, including difficulties in identifying and consummating suitable transactions on acceptable terms, satisfying closing conditions, obtaining antitrust and/or other regulatory approvals, potential disputes or litigation, integrating acquired businesses, realizing anticipated benefits, retaining key employees and avoiding disruption to our ongoing business and diversion of management’s attention. For risks related specifically to the integration of Soleno and the realization of anticipated benefits from the acquisition, see the risk factor titled “We may not successfully integrate Soleno or realize the anticipated benefits of the acquisition, which could adversely affect our business and financial condition.”

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

* We currently have no manufacturing capabilities. If third-party manufacturers of our commercial products or any of our product candidates fail to devote sufficient time and resources to our concerns, or if their performance is substandard, our ability to commercialize existing products, conduct clinical trials and develop new products could be impaired and our costs may rise.
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
Our current dependence upon third parties for the manufacture of our products may reduce our profit margin, if any, on the sale of our commercial products or our future products and our ability to develop and deliver products on a timely and competitive basis.

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
We have entered into agreements for the distribution of INGREZZA with a limited number of specialty pharmacy providers and distributors. In addition, CRENESSITY and VYKAT XR are each distributed by one specialty pharmacy provider and therefore our sales of each of CRENESSITY and VYKAT XR are highly dependent on the performance of the respective specialty pharmacy. Specialty pharmacy providers may also perform dispensing, patient support and related services, and inadequate performance or compliance failures by any such provider could disrupt product access, adversely affect sales or expose us to regulatory or other liabilities. In the aggregate, four of these customers across our distribution arrangements for our commercial products represent over 90% of our total gross product sales. If any of our significant customers becomes subject to bankruptcy, is unable to pay us for our products or wants to terminate their relationship with us, or if we otherwise lose any of these significant customers, our revenue, results of operations and cash flows would be adversely affected. Also, we may need to enter into agreements with additional distributors or specialty pharmacy providers, and there is no guarantee that we will be able to do so on commercially reasonable terms or at all. Even if we replace the loss of a significant customer, we cannot predict with certainty that such transition would not result in a decline in our revenue, results of operations and cash flows.
* We may need additional capital in the future. If we cannot raise additional funding, we may be unable to fund our business plan and our future research, development, commercial and manufacturing efforts. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.
Our future funding requirements will depend on many factors and we may need to raise additional capital to fund our business plan and our future research, development, commercial and manufacturing efforts.
Our future capital requirements will depend on many factors, including:
•the success of our commercial products;
•the cost of commercialization activities and arrangements, including advertising campaigns;
•continued scientific progress in our research and development and clinical development programs;
•the magnitude and complexity of our research and development programs;
•progress with preclinical testing and clinical trials;
•the time and costs involved in obtaining regulatory approvals;
•the cost involved in filing and pursuing patent applications, enforcing patent claims, or engaging in proceedings before the U.S. Patent and Trademark Office's Patent Trial and Appeal Board (PTAB), opposition proceedings before foreign patent offices, interference proceedings, or other patent litigation;
•costs associated with securing adequate coverage and reimbursement for our products;
•competing technological and market developments;
•developments related to any future litigation;

•the cost of manufacturing our product candidates;
•the impact of pandemics or epidemics on our business;
•costs associated with the integration of Soleno;
•our repayment obligations, interest expense and covenant compliance under our credit facility; and
•the cost of any strategic alliances, collaborations, product in-licensing, or acquisitions.
We may seek additional funding through public or private sales of our securities, including equity securities. In addition, we have previously financed capital purchases and may continue to pursue additional debt financing in the future. Additional equity or debt financing might not be available on reasonable terms, if at all. Any additional equity financings will be dilutive to our stockholders and any debt financings may involve operating covenants that restrict our business. In addition, our credit facility contains, and any additional debt financing we obtain in the future would likely contain, operating and financial covenants, which may restrict our current and future operations. Loans under our credit facility bear interest at variable rates, and borrowings thereunder could affect our liquidity or financial flexibility.
* Our credit facility imposes operating and financial restrictions on us, and our failure to comply with its covenants or satisfy our obligations under the facility could adversely affect our business and financial condition.
In May 2026, we entered into a five-year, $1.0 billion senior secured revolving credit facility. As of June 30, 2026, no amounts were outstanding under the facility. Any future borrowings under the facility would bear interest at variable rates, which could increase our debt service costs if interest rates rise. Our obligations under the facility are secured by substantially all of our assets, subject to customary exceptions and exclusions, and our material domestic subsidiaries are required to guarantee our obligations and grant security interests in substantially all of their assets, subject to customary exceptions and exclusions. The credit agreement contains customary affirmative and negative covenants and quarterly financial covenants, including a maximum total net leverage ratio and a minimum consolidated interest coverage ratio.
These covenants may affect our financial flexibility by requiring us to satisfy specified conditions or rely on exceptions before engaging in certain transactions, including incurring additional debt, granting liens, disposing of assets, making certain restricted payments, entering into transactions with affiliates, prepaying certain indebtedness or entering into sale and leaseback transactions. Our ability to comply with these covenants may be affected by events beyond our control. If we default under the credit agreement and the default is not cured or waived, the lenders could accelerate our repayment obligations, terminate commitments to extend further credit and exercise remedies against the collateral. Any such event could materially and adversely affect our liquidity, business, financial condition and results of operations.
* We expect to increase our expenses for the foreseeable future, and we may not be able to sustain growth and profitability.
We received FDA approval for INGREZZA for TD in April 2017 and for chorea associated with Huntington's disease in August 2023. We received FDA approval for CRENESSITY capsules and oral solution as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH in December 2024. In the second quarter of 2026, we acquired Soleno and its commercial product VYKAT XR, which was approved by the FDA in March 2025 for the treatment of hyperphagia in adults and pediatric patients four years of age and older with PWS. Our partner AbbVie received FDA approval for ORILISSA for endometriosis in July 2018 and for ORIAHNN for uterine fibroids in May 2020. Additionally, our partner TPC received Japanese Ministry of Health, Labour, and Welfare approval for DYSVAL for the treatment of TD in March 2022. However, we have not yet obtained regulatory approvals for any other product candidates. Even if we continue to succeed in commercializing our commercial products or are successful in commercializing any of our product candidates, we may not be able to sustain profitability. We also expect to continue to incur significant operating and capital expenditures as we:
•commercialize INGREZZA for TD and chorea associated with Huntington's disease;
•commercialize CRENESSITY as an adjunctive treatment to glucocorticoid replacement to control androgens in adult and pediatric patients four years of age and older with classic CAH;
•commercialize VYKAT XR for hyperphagia in adults and pediatric patients four years of age and older with PWS;
•seek regulatory approvals for our product candidates or for additional indications for our current products;
•develop, formulate, manufacture and commercialize our product candidates;
•advance our substantial number of Phase 1 studies into Phase 2 or later-stage clinical studies, which could significantly increase our development expenses;

•develop programs across additional modalities, including biologics and other complex therapeutic modalities, which may require more complex and costly development, manufacturing and clinical activities than traditional small molecule programs;
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
* We are subject to ongoing obligations and continued regulatory review for our commercial products. Additionally, our product candidates, if approved, could be subject to labeling and other post-marketing requirements and restrictions.
Regulatory approvals for any of our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. For our commercial products and any product candidate that the FDA or a comparable foreign regulatory authority approves, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product is subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with GCPs for any clinical trials that we conduct post-approval. In addition, advertising and promotional materials for approved products must comply with FDA regulations and those of foreign regulatory authorities and may be subject to other potentially applicable federal and state laws. As part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, the current administration has prioritized stricter oversight of direct-to-consumer advertising, including increasing the amount of information manufacturers provide regarding risks associated with the use of prescription drugs and ensuring that advertisements are not false, misleading or lacking in fair balance through coordination across government agencies. In September 2025, the FDA Office of Prescription Drug Promotion (OPDP) issued numerous untitled letters and warning letters to drug manufacturers regarding advertising and promotion, including one untitled letter addressed to us which alleges that certain claims made in promotional material for INGREZZA are misleading. Following receipt of the letter, we reviewed the matters identified by OPDP and submitted a response. FDA subsequently responded to our submission and informed us that it considers the matter closed. FDA review of advertising and promotional materials remains an ongoing area of regulatory scrutiny. If OPDP or another regulatory authority objects to our advertising or promotional materials or activities in the future, including through untitled letters, warning letters or other communications, we may be required to modify or discontinue promotional materials or campaigns, the effectiveness of our advertising and promotional activities could be negatively impacted, our compliance, review or media costs could increase, and demand for our products could be reduced.

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
Certain of the diseases that our commercial products and product candidates address or are being developed to address are in underserved and underdiagnosed populations, and, in the case of CRENESSITY, patients may also be incorrectly coded or misclassified in medical and reimbursement records. Accordingly, our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who will seek treatment utilizing our products or product candidates, may not be accurate. As we expand the number of product candidates we are developing and the number of products we commercialize, it will become increasingly important that we accurately assess the market opportunities for those candidates and products. If our estimates of the prevalence or number of patients potentially on therapy prove to be inaccurate, the market opportunities for our commercial products and product candidates may be smaller than we believe they are, our prospects for generating expected revenue may be adversely affected and our business may suffer.
* Because our operating results may vary significantly in future periods, our stock price may decline.
Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Our financial results are unpredictable and may fluctuate, for among other reasons, due to seasonality and timing of customer purchases and sales of our commercial products, royalties from out-licensed products, the impact of Medicare Part D coverage, including redesign of the Part D benefit enacted as part of the IRA, our achievement of product development objectives and milestones, clinical trial enrollment and expenses, research and development expenses and the timing and nature of contract manufacturing, contract research payments, fluctuations in our effective tax rate, disruptions caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, government shutdowns and the resulting effects on regulatory agencies, or other business interruptions. Because a majority of our costs are predetermined on an annual basis, due in part to our significant research and development costs, small declines in revenue could disproportionately affect financial results in a quarter. Thus, our future operating results and profitability may fluctuate from period to period, and even if we become profitable on a quarterly or annual basis, we may not be able to sustain or increase our profitability. Moreover, as our company and our market capitalization have grown, our financial performance has become increasingly subject to quarterly and annual comparisons with the expectations of securities analysts or investors. The failure of our financial results to meet these expectations, either in a single quarterly or annual period over a sustained period of time, could cause our stock price to decline.

* Future acquisitions could disrupt our business and harm our financial condition.
In order to expand our portfolio of innovative medicines, we may decide to acquire additional businesses, products and technologies in the future. As we have limited experience in evaluating and completing acquisitions, our ability as an organization to make such acquisitions is unproven. Acquisitions could require significant capital infusions and could involve many risks, including, but not limited to, the following:
•we may use a substantial portion of our cash, cash equivalents and investments to complete an acquisition, we may choose to incur indebtedness to preserve liquidity or fund future acquisitions, or we may have to issue debt or equity securities to complete an acquisition, which could reduce our financial flexibility, dilute our stockholders and could adversely affect the market price of our common stock;
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
New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified, or applied in a manner that is adverse to us or our customers, which could adversely affect our business and financial condition. Federal laws such as the One Big Beautiful Bill Act (OBBBA), enacted in 2025, the Inflation Reduction Act (IRA) enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017, made significant changes to the U.S. tax laws. For example, the Tax Cuts and Jobs Act required taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and experimental (R&E) expenditures over five and fifteen years, respectively. The OBBBA restored the deductibility of domestic R&E expenditures in the year incurred for tax years beginning after December 31, 2024, but retained the capitalization and amortization requirement for foreign R&E expenditures. Future guidance from the Internal Revenue Service and other tax authorities with respect to any laws may affect us, and certain aspects of such laws could be repealed or modified or sunset in future years. In addition, it is uncertain if and to what extent various states will conform to federal tax laws.
Furthermore, our tax obligations (including the cost of compliance) and effective tax rate in the jurisdictions in which we conduct business could increase as a result of international tax developments, including the implementation of the Organization for Economic Co-operation and Development’s (OECD) Base Erosion and Profit Shifting “Two-Pillar” framework, which involves, among other measures, the imposition of a minimum effective corporate tax rate (referred to as Pillar Two). Certain countries in which we conduct business have enacted, or are in the process of enacting, core provisions of the Pillar Two rules (with further provisions expected to be enacted in the future). Based on our current understanding of the minimum revenue thresholds contained in the Pillar Two proposal, we currently fall within the scope of its rules. The OECD has issued (and is expected to continue to issue further) administrative guidance providing transition and safe harbor rules in relation to the implementation of the Pillar Two proposal. For example, on January 5, 2026, the OECD published details of a proposed “side-by-side” arrangement providing for, among other things, additional safe harbors for multinational groups headquartered in certain qualifying jurisdictions. We continue to evaluate and assess the potential impact of these new rules, including on our effective tax rate, and our eligibility to qualify for any transition relief or safe harbor (including under the proposed “side-by-side” arrangement). Any changes in tax laws, including any new tax laws or initiatives, could not only significantly increase our tax provision, cash tax liabilities, and effective tax rate, but could also have a material impact on the value of our deferred tax assets, result in significant one-time charges and ongoing compliance costs, and increase our future tax expense.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the IRA negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $122 per share to approximately $181 per share.
The market price of our common stock may fluctuate in response to many factors, including:
•sales of our commercial products;
•failure of CRENESSITY or VYKAT XR to achieve commercial success;
•the results of our clinical trials;
•reports of safety issues related to our commercial products;
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
•our ability, or perceived ability, to successfully integrate Soleno's business and realize the anticipated benefits of the transaction;
•developments relating to our credit facility, indebtedness or ability to comply with applicable covenants;
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
•disruptions caused by geopolitical and macroeconomic developments, man-made or natural disasters, public health pandemics or epidemics, armed conflicts, trade restrictions, tariffs, including protectionist or retaliatory measures taken by the U.S. or other countries, government shutdowns and the resulting effects on regulatory agencies, or other business interruptions; and
•public concern as to the safety of our drugs.
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
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. Additionally, in February 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common stock (of which $266.3 million remained available for additional repurchases as of June 30, 2026). This subsequent share repurchase authorization was in addition to the $300 million accelerated share repurchase program that was announced in October 2024 and completed in early February 2025. Our share repurchases may change from time to time, and we can provide no assurance that we will repurchase shares of our common stock at favorable prices, in particular amounts, or at all, and any repurchases may not enhance long-term stockholder value or prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs, it could affect the trading price of our stock and increase volatility.
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
For example, the IRA provides for, among other things: (1) the Secretary of the U.S. Department of Health and Human Services (HHS) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare; (2) the redesign of the Medicare Part D prescription drug benefit to lower patient out-of-pocket costs and increase manufacturer liability; and (3) drug manufacturers to pay rebates on drugs whose prices increase greater than the rate of inflation. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. AUSTEDO and AUSTEDO XR, marketed by Teva Pharmaceuticals Industries, were selected for the Medicare Drug Negotiation Program in 2025 (for initial price applicability year 2027) and CMS has announced a negotiated maximum fair price (MFP) for these products that is lower than their pre-negotiation prices. Lower negotiated prices for AUSTEDO and AUSTEDO XR may increase competitive pressures on INGREZZA, including heightened pricing pressure and potential adverse effects on formulary coverage.
We were notified in January 2026 that INGREZZA continues to qualify for the small biotech exception, which provides an exemption from selection until 2027 (for initial price applicability year 2029, pursuant to which negotiated pricing would go into effect, if selected). If negotiated for initial price applicability year 2029, we expect that the negotiated price for INGREZZA would be constrained by the "short monopoly" price ceiling and temporary price floor for small biotech drugs.

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
We participate in the Public Health Service’s 340B Drug Pricing Program (which is administered by the Health Resources and Services Administration), the Medicaid Drug Rebate program, and other federal and state government pricing programs. Participation in some of these programs is required in order to obtain reimbursement of our drug products under Medicaid or Medicare Part B. These programs generally require that we provide discounts or pay rebates to certain payors when our products are dispensed to beneficiaries of these programs. Pricing and rebate calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies could introduce additional uncertainty for our business and impact our product prices and rebate liability. These could include expansion of the 340B Drug Pricing Program and growth of entities claiming entitlement under this program, changes to the calculation of rebates under the programs, or other regulatory changes impacting reimbursement. Continued expansion of the 340B Drug Pricing Program and growth of entities claiming entitlement to 340B pricing, including in ways that may be inconsistent with the statutory scheme, could impact our revenue.
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

Other recent actions, for example, include (1) directives to reduce agency workforces and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the MAHA Commission’s recent Strategy Report, working across government agencies to increase enforcement of direct-to-consumer pharmaceutical advertising, each of which creates uncertainty for us and could negatively impact our business.
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
* If we are unable to protect our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.
Our success will depend on our ability to, among other things:
•obtain patent protection for our products;
•preserve our trade secrets;
•obtain, maintain, and enforce trademark, trade name, and service mark protection;
•prevent third parties from infringing upon our proprietary rights; and
•operate without infringing upon the proprietary rights of others, both in the U.S. and internationally.
Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the pharmaceutical industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Accordingly, we intend to seek patent protection for our proprietary technology and compounds. However, we face the risk that we may not obtain any of these patents and that the breadth of claims we obtain, if any, may not provide adequate protection of our proprietary technology or compounds, particularly as courts continue to interpret and apply requirements relating to patent eligibility, written description, enablement, obviousness and other conditions for patentability. Changes in the interpretation or application of these requirements could adversely affect our ability to obtain, maintain, enforce or defend patents covering our products, product candidates, technologies or compounds. Additionally, if our employees, commercial collaborators or consultants use generative artificial intelligence (AI) technologies to develop our proprietary technology and compounds, it may impact our ability to obtain or successfully defend certain intellectual property rights. Further, to the extent any of our products, product candidates, technologies or compounds are developed using government funding or are in-licensed from, or developed in collaboration with, universities, academic institutions or other research institutions that received government funding, the U.S. government or other applicable government agencies may have rights in the resulting intellectual property, including march-in rights or other rights that could require us or our licensors to grant licenses to third parties or otherwise limit our ability to exclude competitors.
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
In addition, although we own a number of patents, the issuance of a patent is not conclusive as to its validity or enforceability, and third parties have challenged and may in the future challenge the validity or enforceability of our patents, including patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book), or assert that our Orange Book patent listings are improper. We cannot assure you how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. It is possible that a competitor may successfully challenge our patents or that challenges will result in limitations of their coverage. Moreover, competitors may infringe our patents or successfully avoid them through design innovation. In addition, potential competitors have in the past and may in the future file an abbreviated new drug application (ANDA) with the FDA seeking approval to market a generic version of our products, or our competitors’ products, before the expiration of the patents covering our products or our competitors’ products, as applicable, including by challenging patents listed in the Orange Book or asserting that our Orange Book patent listings are improper. A successful challenge to any of our patents, including Orange Book-listed patents, or to our Orange Book patent listings, could adversely affect our ability to prevent third parties from developing or commercializing generic or other competing products.
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
* Proposed healthcare reform, drug pricing measures and other prospective legislative initiatives could adversely affect our business.
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
•the Health Insurance Portability and Accountability Act (HIPAA), which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans and healthcare clearinghouses, as well as their business associates and their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
•analogous state, local and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures or drug pricing; state laws that require disclosure of price increases above certain identified thresholds as well as of new commercial launches in the state; state laws that create Prescription Drug Price Affordability Boards to review or attempt to cap drug spending; state and local “drug take back” laws and regulations; state laws that require the registration or licensure of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, for manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state; state and local jurisdictions that require pharmaceutical and biotechnology companies to register their sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Any sales of our product once commercialized outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Additionally, because of our U.S. and international operations, we are also subject to anti-corruption laws and regulations, in the U.S. and internationally, including but not limited to the U.S. Foreign Corrupt Practices (FCPA), the U.K. Bribery Act 2010, and other applicable anti-bribery and corruption laws. Anti-corruption laws are interpreted broadly and prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Recent years have seen substantial increase in the global enforcement of anti-corruption laws. Our operations outside the U.S. could increase the risk of such violations. Our business is also heavily regulated and involves significant interaction with foreign officials. In many countries outside the U.S., independent clinical investigators conducting our clinical trials and prescribers of our products are employed by government entities, and purchasers themselves can be government entities. As such, our interactions with such investigators, prescribers and purchasers may be subject to regulation under the FCPA, as well as other similar under anti-corruption laws and/or regulations enacted by other countries. Failure to comply with these laws, where applicable, can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal and equivalent foreign healthcare programs, and additional reporting requirements and regulatory oversight, any of which could adversely affect our ability to operate our business and our results of operations.
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
* We could face liability if a regulatory authority determines that we are promoting our commercial products or any of our product candidates that receives regulatory approval, for “off-label” uses.
A company may not promote “off-label” uses for its drug products. An off-label use is the use of a product for an indication that is not described in the product’s FDA-approved label in the U.S. or for uses in other jurisdictions that differ from those approved by the applicable regulatory agencies. Healthcare providers, on the other hand, may prescribe products for off-label uses. Although the FDA and other regulatory agencies do not regulate a healthcare provider's choice of drug treatment made in the healthcare provider's independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. A company that is found to have promoted off-label use of its product may be subject to significant liability, including civil and criminal sanctions.
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
We are increasingly dependent on information technology systems and infrastructure, including mobile technologies and technology systems and infrastructure of third parties upon whom we rely, including CROs and other vendors, to operate our business. In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, use, generate, disclose, make accessible, protect, dispose of, transmit, use, safeguard, share and transfer, or collectively, process, confidential and sensitive electronic information on our networks and in our data centers. This information includes, among other things, de-identified or pseudonymous sensitive personal data (including health data), our intellectual property and proprietary information, the confidential information of our collaborators and licensees, and the personal data of our employees. It is important to our operations and business strategy that this electronic information remains secure and is perceived to be secure. Our ability to protect such information also depends on effective data governance. This includes appropriate data classification, data retention practices, access controls and handling procedures for confidential and sensitive data. If we fail to classify data accurately or apply controls that are appropriate to the sensitivity of the data, the risk of unauthorized access, disclosure, loss or misuse could increase.
The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the volume of data we retain, make such systems potentially vulnerable to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malware (such as malicious code, adware, and command and control (C2)), denial-of-service attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, attacks enhanced or facilitated by AI, telecommunications failures, and other similar threats. In addition, AI has and will continue to make existing threats more sophisticated and difficult to detect, increase the volume of threats, and generate new threats. Our ability to protect our information technology systems and data also depends in significant part on the conduct of our personnel, contractors, consultants, vendors and other authorized users. Intentional or inadvertent conduct by any of them could create or worsen security vulnerabilities despite our policies, training and technical controls. Such conduct may include failures to follow policies, susceptibility to phishing or other social engineering attacks, system misconfigurations, use of weak or compromised credentials, or inappropriate use of approved technologies.
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
As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Even if we continue to modify and enhance our protective measures, we may remain exposed to newly identified or previously unknown vulnerabilities while we evaluate, develop and implement responsive measures. There can be no assurance that our efforts to identify, prioritize and remediate vulnerabilities, or to enhance our controls, will be sufficient to address the speed, persistence and sophistication of threat actors or the development of new technologies, attack methods or exploitable vulnerabilities.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits due to bank failures, tariffs and trade barriers, government shutdowns and the resulting effects on regulatory agencies, geopolitical tensions, and military conflicts. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and suppliers, and our collaborators operate. A weak or declining global economy due to geopolitical tensions or tariffs and trade barriers could also strain our suppliers and manufacturers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
* If we fail to obtain or maintain orphan drug designation or other regulatory exclusivity for some of our product candidates, our competitive position would be harmed.
In addition to any patent protection, we rely on forms of regulatory exclusivity to protect our products such as orphan drug designation. A product candidate that receives orphan drug designation can benefit from a streamlined regulatory process as well as potential commercial benefits following approval. Under current law, this designation provides market exclusivity in the U.S. for seven years and EU for 10 years if a product is the first such product approved for such orphan indication. This market exclusivity does not, however, pertain to indications other than those for which the drug was specifically designated in the approval, nor does it prevent other types of drugs from receiving orphan designations or approvals in these same indications. Further, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the product is clinically superior to the orphan product or a market shortage occurs.
In the EU, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria or can be lost altogether if the marketing authorization holder consents to a second orphan drug application or cannot supply enough drug, or when a second applicant demonstrates its drug is clinically superior to the original orphan drug. In addition, legislative, regulatory or judicial actions or interpretations by the U.S. Congress, the FDA, EU legislative and regulatory authorities, including the European Commission, the European Medicines Agency (EMA), courts or other regulators could modify, narrow, eliminate, reinterpret or shorten the duration or scope of existing statutory or regulatory exclusivity periods, which could accelerate competition. The new EU pharmaceutical legislation, if finalized and implemented as currently anticipated, could also make certain regulatory protections in the EU more variable or conditional, including by modifying baseline protection periods and linking certain protections to launch, supply or other obligations.
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
* Our business operations may subject us to disputes, claims and lawsuits, which may be costly and time-consuming and could materially and adversely impact our financial position and results of operations.
From time to time, we may become involved in disputes, claims and lawsuits relating to our business operations, including matters involving companies or businesses that we have acquired. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage, acquisition or divestiture-related matters and securities law matters.
For example, prior to our acquisition of Soleno on May 18, 2026, on March 6, 2026, a purported stockholder of Soleno filed a putative federal securities class action against Soleno and certain members of Soleno’s management alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of a putative class of purchasers of Soleno stock during a purported class period of March 26, 2025 through November 4, 2025, inclusive.
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

* We face potential product liability exposure far in excess of our insurance coverage.
The use of any of our potential products in clinical trials, and the sale of any approved products may expose us to liability claims. These claims might be made directly by consumers, healthcare providers, pharmaceutical companies or others selling our products. We have product liability insurance coverage for both our clinical trials as well as related to the sale of our commercial products in amounts consistent with customary industry practices. However, our insurance may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability from any current or future clinical trials or approved products. A successful product liability claim, or series of claims, brought against us would decrease our cash reserves and could cause our stock price to fall. Furthermore, regardless of the eventual outcome of a product liability claim, any product liability claim against us may decrease demand for our approved products, damage our reputation, result in regulatory investigations that could require costly recalls or product modifications, cause clinical trial participants to withdrawal, result in costs to defend the related litigation, decrease our revenue, and divert management’s attention from managing our business.
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
Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third-parties upon whom we rely may fail to comply with such obligations that impacts our compliance posture. If we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, litigation (including class claims), additional reporting requirements and/or oversight, bans on processing personal data, imprisonment of company officials, and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information relating to purchases of our common stock during the second quarter of 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 2026	76,015	$131.53	76,015	$266,310,935
	76,015		76,015
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

Item 5. Other Information
During the period from April 1, 2026 to June 30, 2026, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and/or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Eric Benevich	Adoption	6/9/2026	X		15,300	5/31/2027
Chief Commercial Officer
Matthew Abernethy	Adoption	5/22/2026	X		77,176	5/22/2027
Chief Financial Officer
George Morrow	Adoption	5/26/2026	X		15,000	5/22/2027
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

2.1*	Description:	Agreement and Plan of Merger, dated April 5, 2026, by and among Neurocrine Biosciences, Inc., Sigma Merger Sub, Inc. and Soleno Therapeutics, Inc.
	Reference:	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 6, 2026.

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2024

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

10.1	Description:	Form of Tender and Support Agreement
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 6, 2026.

10.2*	Description:	Credit Agreement, dated May 14, 2026, among Neurocrine Biosciences, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
	Reference:	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 18, 2026.

10.3+	Description:	Neurocrine Biosciences, Inc. 2025 Equity Incentive Plan, as amended

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
______________
+    Management contract or compensatory plan or arrangement.
*    Certain annexes, exhibits or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplemental copies of any of the omitted annexes, exhibits and schedules upon request by the U.S. Securities and Exchange Commission.
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

NEUROCRINE BIOSCIENCES, INC.

Dated: July 30, 2026	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)