Form 10-Q
period 2026-09-30
NEUROCRINE BIOSCIENCES INC
filed 2026-11-02
CIK 914475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 101,218,643 as of October 26, 2026.

NEUROCRINE BIOSCIENCES, INC.

Part I. Financial Information
Item 1. Financial Statements
NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in millions, except per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$641.5	$713.0
Available-for-sale debt securities	96.4	767.4
Accounts receivable	957.3	686.8
Inventory	66.1	69.0
Prepaid expenses	212.4	170.7
Other current assets	34.5	115.8
Total current assets	2,008.2	2,522.7
Noncurrent inventory	177.7	—
Noncurrent available-for-sale debt securities	51.8	1,063.0
Right-of-use assets	437.2	455.4
Equity investments	95.0	120.8
Property and equipment, net	92.2	89.8
Intangible assets, net	2,191.0	4.7
Goodwill	500.6	6.1
Deferred tax assets	11.8	320.3
Other noncurrent assets	61.9	48.7
Total assets	$5,627.4	$4,631.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$923.4	$674.3
Other current liabilities	61.2	69.1
Total current liabilities	984.6	743.4
Deferred tax liabilities	105.0	—
Noncurrent operating lease liabilities	392.3	415.3
Other noncurrent liabilities	266.8	219.7
Total liabilities	1,748.7	1,378.4

Stockholders’ equity:
Preferred stock, $0.001 par value; 5.0 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 220.0 shares authorized; 101.3 and 100.1 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	3,035.8	2,792.2
Accumulated other comprehensive income	4.4	13.1
Retained earnings	838.4	447.7
Total stockholders’ equity	3,878.7	3,253.1
Total liabilities and stockholders’ equity	$5,627.4	$4,631.5
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues:
Net product sales	$1,119.0	$789.9	$2,884.3	$2,035.6
Collaboration revenues	3.7	5.0	11.9	19.4
Total revenues	1,122.7	794.9	2,896.2	2,055.0
Operating expenses:
Cost of revenues, excluding amortization of acquired intangible assets	26.6	13.0	63.5	31.5
Research and development	351.8	250.0	974.7	757.5
Acquired in-process research and development	11.7	0.3	34.4	0.4
Selling, general, and administrative	366.3	291.6	1,124.5	854.4
Amortization of acquired intangible assets	35.0	1.0	51.5	3.0
Gain on sale of business, net of transaction costs	—	—	(28.6)	—
Total operating expenses	791.4	555.9	2,220.0	1,646.8
Operating income	331.3	239.0	676.2	408.2
Other (expense) income:
Interest expense	(0.3)	—	(3.2)	—
Unrealized (loss) gain on equity investments	(52.3)	30.6	(25.8)	(6.7)
Investment income and other, net	5.0	22.2	45.5	64.5
Total other (expense) income, net	(47.6)	52.8	16.5	57.8
Income before provision for income taxes	283.7	291.8	692.7	466.0
Provision for income taxes	77.2	82.3	143.9	141.1
Net income	$206.5	$209.5	$548.8	$324.9
Foreign currency translation adjustments, net of tax	(0.1)	1.6	0.5	3.9
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(0.6)	(0.9)	(9.2)	3.5
Comprehensive income	$205.8	$210.2	$540.1	$332.3
Earnings per share:
Basic	$2.03	$2.11	$5.43	$3.27
Diluted	$1.96	$2.04	$5.26	$3.19
Weighted-average shares outstanding:
Basic	101.6	99.4	101.0	99.3
Diluted	105.2	102.5	104.3	102.0
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(unaudited)

				Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock		Additional Paid-In Capital
(in millions)	Shares	$				Total
Balance at June 30, 2026	101.6	$0.1	$2,964.4	$5.1	$724.0	$3,693.6
Net income	—	—	—	—	206.5	206.5
Other comprehensive loss, net of tax	—	—	—	(0.7)	—	(0.7)
Stock-based compensation expense	—	—	54.3	—	—	54.3
Issuances of common stock under benefit plans, net of tax	0.3	—	17.1	—	—	17.1
Repurchases of common stock	(0.6)	—	—	—	(92.1)	(92.1)
Balance at September 30, 2026	101.3	$0.1	$3,035.8	$4.4	$838.4	$3,878.7

Balance at June 30, 2025	99.0	$0.1	$2,597.2	$12.5	$84.5	$2,694.3
Net income	—	—	—	—	209.5	209.5
Other comprehensive income, net of tax	—	—	—	0.7	—	0.7
Stock-based compensation expense	—	—	53.7	—	—	53.7
Issuances of common stock under benefit plans	0.7	—	45.4	—	—	45.4
Repurchases of common stock	—	—	—	—	—	—
Balance at September 30, 2025	99.7	$0.1	$2,696.3	$13.2	$294.0	$3,003.6

Balance at December 31, 2025	100.1	$0.1	$2,792.2	$13.1	$447.7	$3,253.1
Net income	—	—	—	—	548.8	548.8
Other comprehensive loss, net of tax	—	—	—	(8.7)	—	(8.7)
Stock-based compensation expense	—	—	176.5	—	—	176.5
Issuances of common stock under benefit plans, net of tax	2.3	—	67.1	—	—	67.1
Repurchases of common stock	(1.1)	—	—	—	(158.1)	(158.1)
Balance at September 30, 2026	101.3	$0.1	$3,035.8	$4.4	$838.4	$3,878.7

Balance at December 31, 2024	99.4	$0.1	$2,554.6	$5.8	$29.2	$2,589.7
Net income	—	—	—	—	324.9	324.9
Other comprehensive income, net of tax	—	—	—	7.4	—	7.4
Stock-based compensation expense	—	—	159.3	—	—	159.3
Issuances of common stock under benefit plans	2.1	—	90.0	—	—	90.0
Repurchases of common stock	(1.8)	—	(107.6)	—	(60.1)	(167.7)
Balance at September 30, 2025	99.7	$0.1	$2,696.3	$13.2	$294.0	$3,003.6
See accompanying notes to the condensed consolidated financial statements.

NEUROCRINE BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities:
Net income	$548.8	$324.9
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	176.5	159.3
Depreciation	24.6	19.6
Amortization of inventory fair-value step-up	9.3	—
Accretion of discount on available-for-sale debt securities, net	(1.5)	(10.7)
Realized loss on sale of available-for-sale debt securities	5.2	—
Amortization of acquired intangible assets	51.5	3.0
Changes in fair values of equity investments	25.8	6.7
Deferred income taxes	(75.8)	117.2
Non-cash lease expense	4.6	20.9
Gain on sale of business, net of transaction costs	(28.6)	—
Other	0.2	1.4
Change in operating assets and liabilities:
Accounts receivable	(235.9)	(248.9)
Inventory	1.1	(11.9)
Accounts payable and accrued liabilities	54.0	83.7
Income tax assets and liabilities	103.6	(54.3)
Other assets and liabilities, net	14.0	(16.6)
Cash flows from operating activities	677.4	394.3

Cash flows from investing activities:
Purchases of available-for-sale debt securities	(861.4)	(996.8)
Sales and maturities of available-for-sale debt securities	2,532.5	821.7
Acquisition of business, net of cash acquired	(2,358.5)	—
Proceeds from sale of business	63.2	—
Capital expenditures	(28.5)	(36.4)
Cash flows from investing activities	(652.7)	(211.5)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	600.0	—
Repayments of borrowings under revolving credit facility	(600.0)	—
Payment of debt issuance costs	(6.7)	—
Issuances of common stock under benefit plans	133.7	92.1
Taxes paid related to net share settlement of equity awards	(66.6)	—
Repurchases of common stock	(158.1)	(167.7)
Cash flows from financing activities	(97.7)	(75.6)
Change in cash, cash equivalents and restricted cash	(73.0)	107.2
Cash, cash equivalents and restricted cash at beginning of period	721.0	241.0
Cash, cash equivalents and restricted cash at end of period	$648.0	$348.2
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
In connection with the merger, the vesting of certain outstanding Soleno equity awards was accelerated as of the acquisition date and each vested Soleno equity award became entitled to receive cash consideration. The purchase price for the acquisition included $67.4 million related to the settlement of outstanding Soleno equity awards attributable to pre-combination service. In addition, we recognized stock-based compensation expense of $60.1 million during the second quarter of 2026 related to the acceleration of outstanding Soleno equity awards attributable to post-combination service that were settled in cash.
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
Acquired Intangible Assets
The estimated fair value of the acquired intangible assets relates to the developed product rights for VYKAT XR and was determined using a probability-adjusted discounted cash flow analysis approach using a discount rate of 24.0%. The developed product rights are being amortized over a useful life of 16 years using the straight-line method.
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
Transaction Costs
Transaction costs, which were comprised primarily of financial advisory and legal fees, totaled $33.1 million during the second quarter of 2026 and were included in selling, general, and administrative expenses.

Revenues and Net Income of Soleno
The results of operations of Soleno have been included in the condensed consolidated statements of income and comprehensive income beginning on the acquisition date. For the third quarter of 2026 and from the acquisition date through September 30, 2026, total net revenues attributable to Soleno were $106.7 million and $161.1 million, respectively. Soleno contributed net income of $17.1 million for the third quarter of 2026 and a net loss of $35.1 million from the acquisition date through September 30, 2026. These results included $59.7 million and $163.3 million, respectively, of acquisition-related expenses and amortization expense associated with the VYKAT XR fair-value step-up and acquired VYKAT XR developed product rights.
Pro Forma Financial Information (unaudited)
The following unaudited pro forma financial information presents the combined results of the Company and Soleno for the periods presented as if the acquisition had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues	$1,122.7	$860.9	$3,030.2	$2,153.7
Net income (loss)	$204.3	$199.7	$599.4	$141.8
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
(iii)the reallocation of acquisition-related compensation costs, including stock-based compensation expense associated with accelerated Soleno equity awards attributable to post-combination service and transaction-related cash bonuses paid to certain Soleno employees, from the historical periods in which such costs were recognized to the period in which they would have been recognized assuming the acquisition had occurred on January 1, 2025;
(iv)the reallocation of non-recurring acquisition-related transaction costs incurred by Neurocrine and Soleno from the historical periods in which such costs were recognized to the period in which they would have been recognized assuming the acquisition had occurred on January 1, 2025;
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

The following table presents a summary of certain financial assets, which were measured at fair value on a recurring basis.

	September 30, 2026			December 31, 2025
	Fair Value	Leveling		Fair Value	Leveling
(in millions)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$641.5	$641.5	$—	$713.0	$713.0	$—
Available-for-sale debt securities	148.2	—	148.2	1,830.4	—	1,830.4
Equity investments	95.0	95.0	—	120.8	120.8	—
	$884.7	$736.5	$148.2	$2,664.2	$833.8	$1,830.4
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
As of September 30, 2026 and December 31, 2025, we held available-for-sale debt securities with a total fair value of $144.1 million and $335.1 million, respectively, that were in unrealized loss positions totaling $1.2 million and $0.6 million, respectively. Available-for-sale debt securities that had been in unrealized loss positions for longer than twelve months were not significant as of September 30, 2026 or December 31, 2025. Unrealized losses on available-for-sale debt securities are primarily caused by changes in interest rates. Our investments in available-for-sale debt securities are of high credit quality, and we do not intend to sell these investments and it is not more likely than not that we will be required to sell these investments before their maturity.
Accrued interest receivables on available-for-sale debt securities totaled $1.7 million and $20.5 million, respectively, as of September 30, 2026 and December 31, 2025 and are included in other current assets on the condensed consolidated balance sheets. We do not measure an allowance for credit losses for accrued interest receivables. For the purposes of identifying and measuring an impairment, accrued interest is excluded from both the fair value and amortized cost basis of the debt security. Uncollectible accrued interest receivables associated with an impaired debt security are reversed against interest income upon identification of the impairment.
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

	Nine Months Ended September 30,
	2026	2025
Customer A	36%	41%
Customer B	24%	28%
Customer C	29%	17%
The following table presents the percent of total accounts receivable for each of our customers who individually accounted for 10% or more of total accounts receivable.

	September 30, 2026	December 31, 2025
Customer A	48%	41%
Customer B	21%	31%
Customer C	20%	16%
Customer D	< 10%	10%

4. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill.

(in millions)	Amount
Balance as of December 31, 2025	$6.1
Additions in connection with the acquisition of Soleno Therapeutics, Inc. in May 2026	494.6
Foreign currency translation adjustments	(0.1)
Balance as of September 30, 2026	$500.6
The following table presents information relating to our recognized intangible assets.

	September 30, 2026			December 31, 2025
(dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed product rights [1]	$2,242.8	$51.8	$2,191.0	$5.0	$0.3	$4.7
Total intangible assets, net			$2,191.0			$4.7
_________________________
(1) Developed product rights have a useful life of 16 years.
The following table presents approximate future annual amortization expense for our finite-lived intangible assets as of September 30, 2026.

(in millions)	Amount
2026 (3 months remaining)	$35.0
2027	$140.2
2028	$140.2
2029	$140.2
2030	$140.2
Thereafter	$1,595.2
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
On May 14, 2026, we borrowed $600.0 million under the 2026 Credit Facility. In June 2026, we repaid $600.0 million of principal and paid $2.7 million of accrued interest related to the repayment. In the condensed consolidated statements of cash flows, proceeds from and repayments of borrowings under the 2026 Credit Facility and debt issuance costs paid to third parties, including certain reimbursed third-party costs, are presented separately within financing activities. As of September 30, 2026, no borrowings were outstanding and we had $1.0 billion of available borrowing capacity under the 2026 Credit Facility, subject to continued compliance with the covenants and other conditions to borrowing under the credit agreement.
In connection with the 2026 Credit Facility, we incurred $6.7 million of financing costs, which were deferred as assets and are being amortized to interest expense over the term of the facility. As of September 30, 2026, unamortized deferred financing costs were $6.1 million and were included in other noncurrent assets in the condensed consolidated balance sheet as of September 30, 2026. In addition, interest expense associated with the 2026 Credit Facility totaled $0.3 million and $3.2 million, respectively, for the third quarter and first nine months of 2026.

The credit agreement contains customary affirmative and negative covenants, including limitations on indebtedness, liens, investments, restricted payments and certain other transactions, as well as financial covenants requiring us to maintain a maximum total net leverage ratio and a minimum consolidated interest coverage ratio. The obligations under the credit agreement are guaranteed by certain of our subsidiaries and secured by liens on substantially all assets of the Company and the subsidiary guarantors, subject to customary exceptions. As of September 30, 2026, we were in compliance with the covenants under the credit agreement.
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
The following table presents supplemental operating lease information for operating leases that have commenced.

	Nine Months Ended September 30,
(in millions, except weighted average data)	2026	2025
Operating lease cost	$47.3	$49.0
Sublease income	(2.9)	(2.6)
Net operating lease cost	$44.4	$46.4
Cash paid for amounts included in the measurement of operating lease liabilities	$42.8	$28.2

	September 30,
	2026	2025
Weighted average remaining lease term	9.2 years	10.1 years
Weighted average discount rate	4.9%	4.9%
Restricted cash related to leases	$6.3	$7.8
The following table presents approximate future non-cancelable minimum lease payments under operating leases and sublease income as of September 30, 2026.

(dollars in millions)	Operating Leases	Sublease Income
2026 (3 months remaining)	$15.2	$(1.0)
2027	61.0	(4.0)
2028	62.4	(4.0)
2029	61.3	(3.6)
2030	60.7	(3.5)
Thereafter	307.0	(2.0)
Total operating lease payments (sublease income)	567.6	$(18.1)
Less imputed interest	115.8
Total operating lease liabilities	451.8
Less current operating lease liabilities included in other current liabilities	59.5
Noncurrent operating lease liabilities	$392.3

7. Supplemental Financial Information
Inventory consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$38.8	$35.7
Work in process	67.7	19.2
Finished goods	137.3	14.1
Total inventory	243.8	69.0

Balance Sheet Classification:
Inventory	$66.1	$69.0
Noncurrent inventory	177.7	—
Total inventory	$243.8	$69.0
Prior to FDA approval of CRENESSITY in December 2024, all costs related to its manufacturing were expensed as R&D in the period incurred. As a result, our physical inventories as of September 30, 2026 and December 31, 2025 included active pharmaceutical product with no cost basis. Costs related to the manufacturing of bulk drug product, finished bottling, and other labeling activities that occurred post-FDA approval are included in the inventory values as of September 30, 2026 and December 31, 2025.
As of September 30, 2026, noncurrent inventory consisted of inventory that, based on management’s current demand forecasts, was expected to be realized after September 30, 2027.
In connection with the acquisition of Soleno in May 2026, we recorded a step-up in the fair value of work in process and finished goods inventory for VYKAT XR of $41.5 million and $126.7 million, respectively. The fair value step-up adjustment is being amortized to cost of revenues as the acquired inventory is sold. We recognized expense of $6.3 million and $9.3 million, respectively, related to the amortization of the fair-value step-up during the third quarter and first nine months of 2026.
Prepaid expenses consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Prepaid income taxes	$117.6	$94.0
Prepaid development costs	60.4	55.6
Other prepaid expenses	34.4	21.1
Total prepaid expenses	$212.4	$170.7
Accounts payable and accrued liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Sales rebates and reserves	$316.2	$226.0
Current income taxes payable	150.1	68.0
Accrued development costs	92.3	101.3
Accrued employee related costs	169.3	128.8
Current branded prescription drug fee	45.0	45.3
Accounts payable and other accrued liabilities	150.5	104.9
Total accounts payable and accrued liabilities	$923.4	$674.3
Other noncurrent liabilities consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Noncurrent income taxes payable	$266.6	$214.5
Other noncurrent liabilities	0.2	5.2
Total other noncurrent liabilities	$266.8	$219.7

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows.

(in millions)	September 30, 2026	September 30, 2025
Cash and cash equivalents	$641.5	$340.2
Restricted cash included in other noncurrent assets	6.5	8.0
Total cash, cash equivalents, and restricted cash	$648.0	$348.2
The following table presents supplemental cash flow information.

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash paid for interest	$2.7	$—
Cash paid for income taxes	$111.3	$73.6
Accrued capital expenditures	$0.7	$0.6
Right-of-use assets acquired through operating leases	$2.6	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Number of shares	0.6	—	1.1	1.8
Total cost of shares (1)	$92.1	$—	$158.1	$167.7
_________________________
(1) Reflects the total trade-date cost of shares repurchased during the period.
As of September 30, 2026, we had $174.2 million remaining under the 2025 Repurchase Program.
9. Earnings per Share
Earnings per share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income - basic and diluted	$206.5	$209.5	$548.8	$324.9
Weighted-average common shares outstanding:
Basic	101.6	99.4	101.0	99.3
Effect of dilutive securities	3.6	3.1	3.3	2.7
Diluted	105.2	102.5	104.3	102.0
Earnings per share:
Basic	$2.03	$2.11	$5.43	$3.27
Diluted	$1.96	$2.04	$5.26	$3.19

Shares excluded from diluted per share amounts because their effect would have been anti-dilutive	2.4	3.3	3.8	4.3

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
NBI-1117567 is an investigational oral M1-preferring muscarinic agonist in development as a potential treatment for Alzheimer’s cognition. In connection with the U.S. Food and Drug Administration's acceptance of our investigational new drug application for a Phase 2 study of NBI-1117567 for the treatment of Alzheimer's cognition in August 2026, we expensed a milestone payment of $10.0 million as research and development (R&D) in the third quarter of 2026.
NBI-1117570 is a dual M1/M4 muscarinic agonist in development as a potential treatment for schizophrenia and other psychiatric indications. In connection with the initiation of a Phase 2 clinical study for NBI-1117570 in schizophrenia in March 2026, we expensed a milestone payment of $22.5 million as R&D in the first quarter of 2026.
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

In October 2024, we provided Takeda with written notice of termination of the license under the 2020 Takeda Agreement with respect to certain D-amino acid oxidase (DAAO) inhibitors, including luvadaxistat, and GPR139 agonists, including NBI-1065846, which became effective in April 2025.
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

The following table presents information about reported segment revenues, segment profit, and significant segment expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Revenues:
INGREZZA net product sales	$801.5	$686.6	$2,174.8	$1,856.2
CRENESSITY net product sales	210.8	98.1	547.6	165.8
VYKAT XR net product sales	106.7	—	161.0	—
Other revenues (1)	3.7	10.2	12.8	33.0
Total revenues	1,122.7	794.9	2,896.2	2,055.0
Less:
Cost of revenues, excluding amortization of acquired intangible assets	26.6	13.0	63.5	31.5
Research and development:
External research and development	192.0	141.8	508.5	370.3
Payroll and benefits	106.6	74.6	306.5	221.8
Milestones	10.0	1.0	32.9	61.5
Other research and development (2)	43.2	32.6	126.8	103.9
Total research and development	351.8	250.0	974.7	757.5
Acquired in-process research and development	11.7	0.3	34.4	0.4
Selling, general, and administrative	366.3	291.6	1,124.5	854.4
Amortization of acquired intangible assets	35.0	1.0	51.5	3.0
Gain on sale of business, net of transaction costs	—	—	(28.6)	—
Interest expense	0.3	—	3.2	—
Unrealized loss (gain) on equity investments	52.3	(30.6)	25.8	6.7
Investment income and other, net	(5.0)	(22.2)	(45.5)	(64.5)
Provision for income taxes	77.2	82.3	143.9	141.1
Net income	$206.5	$209.5	$548.8	$324.9
_________________________
(1) Other revenues primarily consist of royalties earned on AbbVie Inc. net sales of elagolix and Tanabe Pharma Corporation (formerly Mitsubishi Tanabe Pharma Corporation) net sales of valbenazine. Other revenues also included net product sales of Neurocrine Group Limited (formerly Diurnal Group plc) for periods prior to its sale on January 21, 2026.
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
13. Legal Matters
Legal Proceedings
In March 2025, we received a notice from Zydus Lifesciences Global FZE (Zydus FZE) that it had filed an abbreviated new drug application (ANDA) with the FDA seeking approval of a generic version of INGREZZA SPRINKLE (valbenazine). The ANDA contained a Paragraph IV Patent Certification alleging that certain of our patents covering INGREZZA SPRINKLE are invalid and/or will not be infringed by Zydus FZE’s importation, manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in April 2025 against Zydus Pharmaceuticals (USA) Inc. and its affiliates Zydus FZE, Zydus Worldwide DMCC (entity subsequently dismissed), Zydus Lifesciences Limited, and Zydus Healthcare (USA) LLC (entity subsequently dismissed) (collectively, Zydus). The complaint alleged that by filing their ANDAs, Zydus infringed certain of our patents covering INGREZZA SPRINKLE and sought to prevent Zydus from selling a generic version of INGREZZA SPRINKLE. We also filed suit in the U.S. District Court for the District of New Jersey in April 2025 against Zydus on a similar factual basis seeking to prevent Zydus from selling a generic version of INGREZZA SPRINKLE and this case was dismissed in favor of continued prosecution of the Delaware proceeding against the same entities.
In September 2026, we received a notice from Alvogen, Inc. (Alvogen) that it had filed an ANDA with the FDA seeking approval of a generic version of VYKAT XR (diazoxide choline). The ANDA contained a Paragraph IV Patent Certification alleging that certain of our patents covering VYKAT XR are invalid and/or will not be infringed by Alvogen’s importation, manufacture, use or sale of the medicine for which the ANDA was submitted. We filed suit in the U.S. District Court for the District of Delaware in October 2026 against Alvogen. The complaint alleged that by filing their ANDA, Alvogen infringed certain of our patents covering VYKAT XR and seeks to prevent Alvogen from selling a generic version of VYKAT XR. The filing of the suit triggered a statutory 30-month stay of FDA approval of Alvogen’s ANDA in addition to the existing New Product and Orphan Drug Exclusivities which expire in March 2028 and March 2032, respectively.
On March 6, 2026, the City of Pontiac Police and Fire Retirement System, a purported stockholder of Soleno, filed a putative class-action complaint for violations of the Federal securities laws against Soleno and certain members of Soleno's management in the U.S. District Court for the Northern District of California. The plaintiff alleges claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of a putative class of purchasers of Soleno’s common stock during a purported class period of March 26, 2025 through November 4, 2025, inclusive. On June 25, 2026, the Court appointed a Lead Plaintiff. On August 28, 2026, Lead Plaintiff filed an amended complaint which added additional causes of action for alleged violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended. On October 30, 2026, Defendants filed a joint motion to dismiss. Lead Plaintiff’s opposition to the motion to dismiss is due on December 18, 2026, and Defendants must file a reply by January 29, 2027. A hearing date on the motion to dismiss has not yet been scheduled.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A under the caption “Risk Factors.” The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the three months ended June 30, 2026.
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
2026 Business Highlights
•Total net product sales for the first nine months of 2026 increased $848.7 million, or 41.7%, to $2.9 billion, primarily reflecting increased net product sales of CRENESSITY, which was launched in the U.S. as a first-in-class FDA-approved treatment of CAH in December 2024, increased net product sales of INGREZZA, driven by volume growth in total prescriptions and record new prescriptions on strong patient demand, and the inclusion of VYKAT XR net product sales following the acquisition of Soleno in May 2026.
•On May 18, 2026, we completed our acquisition of Soleno in an all-cash transaction representing a total equity value of approximately $2.9 billion, adding VYKAT XR, the first and only FDA-approved treatment for hyperphagia in PWS, to our rare disease commercial portfolio.
•In May 2026, we entered into a $1.0 billion senior secured revolving credit facility (the 2026 Credit Facility). In June 2026, we repaid $600.0 million of principal that was borrowed under the 2026 Credit Facility in May 2026. As of September 30, 2026, we had $1.0 billion of available borrowing capacity under the 2026 Credit Facility.
•On January 21, 2026, we completed the sale of Neurocrine Group Limited to Immedica Pharma AB for $63.2 million in cash. As a result of the transaction, during the first quarter of 2026 we recognized a pre-tax gain on sale of $28.6 million in "Gain on sale of business, net of transaction costs" within income from continuing operations.
•Announced that Eiry W. Roberts, M.D., who previously served as Neurocrine's Chief Medical Officer (CMO) and most recently as a Strategic Advisor, has rejoined the Company's executive management team as CMO.
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
2026 Pipeline Highlights
•Initiated Phase 2 clinical study evaluating the efficacy, safety, tolerability, and pharmacokinetics of NBI-1117567, an investigational M1/M4 (M1-preferring) selective muscarinic agonist being developed as an adjunctive therapy for cognitive impairment in Alzheimer’s disease.
•Initiated Phase 2 clinical study to assess the safety and tolerability of crinecerfont in children aged 3 months to under 4 years with CAH.
•Initiated and dosed the first patients in a Phase 2 clinical study of NBI-1117570, a dual M1/M4 selective agonist in adults with schizophrenia.
•Initiated a Phase 1 first-in-human clinical study evaluating the safety and tolerability of NBIM-'1008, an investigational therapy being developed for rheumatoid arthritis and other immune-mediated diseases.
•Initiated a Phase 1 first-in-human clinical study evaluating the safety and tolerability of NBIP-'1968, an investigational GLP-1/GIP/glucagon receptor triple agonist being developed as a therapy for obesity.
•Initiated Phase 1 first-in-human clinical study evaluating the safety and tolerability of NBIP-'2118 in adult participants. NBIP-'2118 is an investigational corticotropin-releasing factor 2 receptor (CRF2) peptide agonist and a potential first-in-class therapy for obesity.
•Announced publication of the KINECT-PRO™ Phase 4 open-label study results demonstrating that treatment with once-daily INGREZZA capsules resulted in substantial and sustained improvements in patient-reported quality of life and functionality, alongside improvements in clinician-rated TD movement severity. Improvements were observed regardless of underlying psychiatric diagnosis or baseline TD movement severity, including among participants with clinician-rated mild TD movements. The manuscript appears in CNS Spectrums.
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
•Presented research advancing the understanding of Prader-Willi syndrome and real-world experience with VYKAT XR at the Foundation for Prader-Willi Research Symposium & Family Conference.
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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2026	2025	2026	2025
Revenues	$1,122.7	$794.9	$2,896.2	$2,055.0
Operating expenses	791.4	555.9	2,220.0	1,646.8
Operating income	331.3	239.0	676.2	408.2
Other (expense) income	(47.6)	52.8	16.5	57.8
Provision for income taxes	77.2	82.3	143.9	141.1
Net income	$206.5	$209.5	$548.8	$324.9

Earnings per share, diluted	$1.96	$2.04	$5.26	$3.19
Weighted average common shares outstanding, diluted	105.2	102.5	104.3	102.0
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
INGREZZA net product sales	$801.5	$686.6	$2,174.8	$1,856.2
CRENESSITY net product sales	210.8	98.1	547.6	165.8
VYKAT XR net product sales	106.7	—	161.0	—
Other	—	5.2	0.9	13.6
Total net product sales	1,119.0	789.9	2,884.3	2,035.6
Collaboration revenues	3.7	5.0	11.9	19.4
Total revenues	$1,122.7	$794.9	$2,896.2	$2,055.0
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
Operating Expenses
Cost of Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Cost of revenues, excluding amortization of acquired intangible assets	$26.6	$13.0	$63.5	$31.5
as a % of total revenues	2.4%	1.6%	2.2%	1.5%
Compared with the comparable periods last year, the increase primarily reflected increased total net product sales, increased royalties on net product sales of CRENESSITY, and increased expense related to the amortization of the acquisition-date fair-value step-up of VYKAT XR inventory acquired through the acquisition of Soleno in May 2026. The acquired fair-value step-up is expected to be recognized in cost of revenues as the acquired inventory is sold over approximately four to six years following the acquisition date.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Late stage	$82.5	$52.2	$219.8	$126.3
Early stage	37.8	16.1	93.8	54.5
Research and discovery	71.7	73.5	194.9	189.5
Milestones	10.0	1.0	32.9	61.5
Payroll and benefits	106.6	74.6	306.5	221.8
Facilities and other	43.2	32.6	126.8	103.9
Total research and development	$351.8	$250.0	$974.7	$757.5
as a % of total revenues	31.3%	31.5%	33.7%	36.9%
Late Stage. Late stage consists of costs incurred for product candidates in Phase 2 registrational studies and all subsequent activities.
Compared with the comparable periods last year, the increase primarily reflected the progression of the Phase 3 programs for direclidine in schizophrenia and osavampator in major depressive disorder (MDD).
Early Stage. Early stage consists of costs incurred for product candidates after the approval of an investigational new drug application by the applicable regulatory agency through Phase 2 non-registrational studies.
Compared with the comparable periods last year, the increase primarily reflected increased investments in the Phase 2 program for NBI-1065890 in TD, the Phase 1 program for NBIP-01435 in CAH, and our early-stage obesity and immunology programs, partially offset by the progression of the Phase 2 program for NBI-1117567 in Alzheimer’s cognition to late-stage in the second quarter of 2026 and decreased investments in certain early-stage psychiatry programs.
Research and Discovery. Research and discovery consists of costs incurred prior to the approval of an investigational new drug application by the applicable regulatory agency.
Compared with the comparable periods last year, the change primarily reflected continued investments to expand our discovery and preclinical programs across therapeutic areas and modalities, including endocrinology and metabolic disease (including obesity) and immunology, and expanding our capabilities in biologics (including peptides and antibodies) and gene therapy.
Milestones. Milestones consists of costs incurred in connection with the achievement of development milestones under collaborative arrangements. The following table presents milestones expense by collaboration partner.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Nxera Pharma UK Limited	$10.0	$—	$32.5	$15.0
Takeda Pharmaceutical Company Limited	—	—	—	37.5
Xenon Pharmaceuticals Inc.	—	—	—	7.5
Other	—	1.0	0.4	1.5
Total milestones	$10.0	$1.0	$32.9	$61.5
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
Compared with the comparable periods last year, the increase primarily reflected higher headcount to support our expanded clinical pipeline and discovery and preclinical programs across therapeutic areas and modalities, including endocrinology and metabolic disease (including obesity) and immunology, expanding our capabilities in biologics (including peptides and antibodies) and gene therapy. In addition, the third quarter and first nine months of 2026 also reflected acquisition-related expenses of $8.9 million and $32.0 million, respectively. Acquisition-related expenses for the first nine months of 2026 included $18.1 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026.
Facilities and Other. Facilities and other consists of indirect costs incurred for the benefit of multiple programs, including facility-based expenses (such as rent expense) and other overhead allocations.
Compared with the comparable periods last year, the increase primarily reflected increased facility-based expenses related to our new campus facility.
Acquired In-Process Research and Development (IPR&D)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Acquired in-process research and development	$11.7	$0.3	$34.4	$0.4
as a % of total revenues	1.0%	—%	1.2%	—%
Compared with the comparable periods last year, the increase reflected increased payments for upfront fees in connection with our collaborations and license agreements.
Selling, General, and Administrative (SG&A)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Selling, general, and administrative	$366.3	$291.6	$1,124.5	$854.4
as a % of total revenues	32.6%	36.7%	38.8%	41.6%
Compared with the comparable periods last year, the increase primarily reflected continued investment in our commercial organization supporting INGREZZA growth and the launch of CRENESSITY and VYKAT XR, including the expansion of our INGREZZA and CRENESSITY sales teams in the first quarter of 2026. In addition, the third quarter and first nine months of 2026 also reflected $9.7 million and $106.5 million, respectively, or acquisition-related expenses. Acquisition-related expenses for the first nine months of 2026 included $40.2 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026.
Amortization of Acquired Intangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Amortization of acquired intangible assets	$35.0	$1.0	$51.5	$3.0
as a % of total revenues	3.1%	0.1%	1.8%	0.1%
Compared with the comparable periods last year, the increase primarily reflected amortization of intangible assets acquired through the acquisition of Soleno in May 2026. The estimated fair value of the acquired intangible assets, which relates to developed product rights for VYKAT XR and is being amortized straight line over a useful life of 16 years, was $2.2 billion as of the acquisition date.

Gain on Sale of Business, Net of Transaction Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Gain on sale of business, net of transaction costs	$—	$—	$(28.6)	$—
The first nine months of 2026 reflected a pre-tax gain, net of transaction costs, recognized on the sale of Neurocrine Group Limited in January 2026.
Other (Expense) Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Interest expense	$(0.3)	$—	$(3.2)	$—
Unrealized (loss) gain on equity investments	(52.3)	30.6	(25.8)	(6.7)
Investment income and other, net	5.0	22.2	45.5	64.5
Total other (expense) income, net	$(47.6)	$52.8	$16.5	$57.8
Compared with the comparable periods last year, the change primarily reflected periodic fluctuations in the fair values of our equity investments and decreased interest income on lower investment balances due to the liquidation of a significant portion of our debt security investments to fund the acquisition of Soleno in May 2026.
Provision for Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Provision for income taxes	$77.2	$82.3	$143.9	$141.1
Effective tax rate	27.2%	28.2%	20.8%	30.3%
For the third quarter and first nine months of 2026, the effective tax rate varied from the federal and state statutory rates primarily due to foreign tax effects, including the impact of net CFC tested income (NCTI), credits generated for research activities, excess tax benefits related to stock-based compensation, certain nondeductible expenses and state income tax effects which include fluctuations in state effective tax rates and a discrete tax benefit from the release of a portion of the valuation allowance against certain state deferred tax assets.
For the third quarter and first nine months of 2025, the effective tax rate varied from the federal and state statutory rates primarily due to credits generated for research activities, certain nondeductible expenses, excess tax benefits related to stock-based compensation, fluctuations in state effective tax rates, and valuation allowances recorded in certain foreign and domestic state jurisdictions for tax benefits that management cannot conclude are more likely than not to be realized in the future. In addition, the effective tax rate for the third quarter of 2025 reflects increased tax expense related to foreign operations and the enactment of the One Big Beautiful Bill Act (OBBBA).

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
In May 2026, we completed our acquisition of Soleno. Preliminary consideration transferred was $2.8 billion, and cash paid to acquire Soleno, net of cash acquired, was $2.4 billion. Refer to Note 2 to the condensed consolidated financial statements for additional information.
On May 14, 2026, we entered into a credit agreement that provides for a five-year, $1.0 billion senior secured revolving credit facility, which we refer to as the 2026 Credit Facility. The 2026 Credit Facility provides us with an additional source of liquidity for general corporate purposes. In May 2026, we borrowed $600.0 million under the 2026 Credit Facility, and in June 2026, we repaid $600.0 million of principal. As of September 30, 2026, no amounts were outstanding under the 2026 Credit Facility and we had $1.0 billion of available borrowing capacity, subject to continued compliance with the covenants and other conditions to borrowing under the credit agreement. The credit agreement contains customary affirmative and negative covenants and financial covenants requiring us to maintain a maximum total net leverage ratio and a minimum consolidated interest coverage ratio. Refer to Note 5 to the condensed consolidated financial statements for additional information regarding the 2026 Credit Facility.
Information Regarding Our Financial Condition

(in millions)	September 30, 2026	December 31, 2025
Total cash, cash equivalents, and marketable securities	$789.7	$2,543.4
Working Capital:
Total current assets	$2,008.2	$2,522.7
Less total current liabilities	984.6	743.4
Total working capital	$1,023.6	$1,779.3
Information Regarding Our Cash Flows

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash flows from operating activities	$677.4	$394.3
Cash flows from investing activities	(652.7)	(211.5)
Cash flows from financing activities	(97.7)	(75.6)
Change in cash, cash equivalents, and restricted cash	$(73.0)	$107.2
Cash Flows from Operating Activities
Compared with the comparable period last year, the increase primarily reflected increased total net product sales, partially offset by acquisition and divestiture-related expenses of $144.2 million, including $60.1 million of stock-based compensation expense related to Soleno equity awards for which vesting was accelerated in connection with the acquisition of Soleno in May 2026 and which were settled in cash, and continued investments in our commercial organization supporting INGREZZA growth and the launch of CRENESSITY and VYKAT XR, including the expansion of our CRENESSITY and INGREZZA sales teams in the first quarter of 2026 and expanded pre-clinical and clinical portfolio. The change in income tax assets and liabilities was primarily due to timing of income tax payments.

Cash Flows from Investing Activities
Compared with the comparable period last year, the change primarily reflected $2.4 billion in cash paid, net of cash acquired, to acquire Soleno in May 2026, partially offset by increased sales and maturities of debt security investments, net of purchases, to fund the Soleno acquisition and $63.2 million in proceeds from our sale of Neurocrine Group Limited in January 2026.
Cash Flows from Financing Activities
Compared with the comparable period last year, the change primarily reflected increased taxes paid related to net share settlement of equity awards (shares withheld for taxes), partially offset by increased proceeds from issuances of our common stock and decreased repurchases of our common stock under the $500.0 million 2025 Repurchase Program which was authorized by our Board of Directors in February 2025. In addition, in May 2026, we borrowed $600.0 million under the 2026 Credit Facility, and in June 2026, we repaid $600.0 million of principal under the 2026 Credit Facility.
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
In addition to the foregoing factors, we have significant future capital requirements, including:
External Business Developments
In addition to our independent efforts to develop and market products, we may enter into collaboration and license agreements or acquire businesses from time-to-time to enhance our drug development and commercial capabilities. With respect to our existing collaboration and license agreements, we may be required to make potential future payments of up to $16.5 billion upon the achievement of certain milestones. Refer to Note 10 to the condensed consolidated financial statements for additional information regarding our significant collaboration and license agreements.
In May 2026, we completed our acquisition of Soleno. Cash paid for the acquisition, net of cash acquired, was approximately $2.4 billion and was funded from available liquidity, including cash on hand and proceeds from sales and maturities of available-for-sale debt securities. Following the acquisition, our future capital requirements may include costs associated with integrating Soleno and supporting commercialization and development activities related to the acquired business. Refer to Note 2 to the condensed consolidated financial statements for additional information regarding the acquisition.

Share Repurchase Program
In addition to the foregoing future capital requirements, in February 2025, our Board of Directors authorized the 2025 Repurchase Program under which we may repurchase up to $500.0 million of our common stock, subject to market conditions. The 2025 Repurchase Program is in addition to the $300.0 million 2024 Repurchase Program that was announced in October 2024 and completed in February 2025. Under the 2025 Repurchase Program, we repurchased 1.1 million shares on the open market for a cost of $158.1 million during the first nine months of 2026. As of September 30, 2026, we had $174.2 million remaining under the 2025 Repurchase Program.
Critical Accounting Policies and Estimates
There were no changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Interest Rate Risk
We maintain a diversified investment portfolio consisting of low-risk, investment-grade debt securities with maturities of up to three years, including investments in commercial paper, securities of government-sponsored entities and corporate bonds that are subject to interest rate risk. The primary objective of our investment activities is to preserve principal and maintain liquidity. If a 1% unfavorable change in interest rates were to have occurred on September 30, 2026, it would not have had a material effect on the fair value of our investment portfolio as of that date.
Borrowings under the 2026 Credit Facility bear interest at variable rates, and changes in interest rates would affect interest expense on any outstanding borrowings. As of September 30, 2026, no borrowings were outstanding under the 2026 Credit Facility. Refer to Note 5 to the condensed consolidated financial statements for additional information regarding the 2026 Credit Facility.
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
Changes in Internal Control over Financial Reporting
An evaluation was also performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of any changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2026, and that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•We may not successfully integrate Soleno Therapeutics, Inc. (Soleno) or realize the anticipated benefits of the acquisition, which could adversely affect our business and financial condition.
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
•Our credit facility imposes operating and financial restrictions on us, and our failure to comply with its covenants or satisfy our obligations under the facility could adversely affect our business and financial condition.
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
In addition, adverse events, safety concerns, product complaints or other safety-related reports regarding VYKAT XR, including serious adverse events reported after commercialization, could adversely affect market acceptance, result in regulatory scrutiny, require changes to the approved labeling for VYKAT XR, or cause patients or caregivers to discontinue use of VYKAT XR or healthcare providers to be reluctant to prescribe or continue prescribing VYKAT XR. For example, in August 2026, certain PWS patient advocacy organizations issued a statement regarding serious adverse events reported through the FDA's Adverse Event Reporting System (AEMS) in patients taking VYKAT XR and encouraged increased awareness of risks and monitoring considerations when initiating treatment. Although the statement noted that the adverse event reports do not establish whether VYKAT XR caused the reported events, the statement and related publicity could adversely affect perceptions of the safety of VYKAT XR, influence treatment decisions or otherwise reduce demand for VYKAT XR. If commercialization of VYKAT XR and future sales are less successful than anticipated by us or our investors or securities analysts, our stock price could decline and our business may be harmed.
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
•public perception regarding these products, including publicity regarding reported adverse events or other safety concerns;
•the success of existing competitor products addressing our target markets or the emergence of equivalent or superior products; and
•the cost-effectiveness of the products.
Patient advocacy organizations and other patient communities are important across our commercial portfolio in supporting disease awareness and patient and caregiver education. These activities may be particularly significant for CRENESSITY and VYKAT XR given the rare disease nature of those indications, where education and awareness among relatively small patient and caregiver communities can affect patient identification and access to information about available treatments. Statements or communications by patient advocacy organization, clinicians or others concerning the safety, efficacy or appropriate use of our products may influence perceptions and treatment decisions within these communities, including where such statements or communications relate to adverse event reports for which a causal relationship to the applicable product has not been established.
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
Legislators, policymakers, and payors may continue to propose and implement cost-containing measures to keep healthcare costs down. For example, in April 2025, the President issued an executive order that, among other things, directed specified agency heads to develop a Center for Medicare and Medicaid Innovation (CMMI) model that enables the Medicare program to obtain better value for high-cost prescription drugs and biological products. In May 2025, the President issued another executive order directing the administration to take immediate steps to end global freeloading and take additional aggressive action should drug manufacturers fail to offer American consumers the Most-Favored Nation (MFN) price. In December 2025, the Centers for Medicare & Medicaid Services (CMS) issued proposed regulations that would create CMMI models using international drug pricing information to establish benchmarks for calculating manufacturer rebates for certain drugs covered under Medicare Part B and Part D. In September 2026, CMS finalized the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a mandatory model for certain Medicare Part B drugs that will use an international pricing benchmark in calculating manufacturer rebates and is scheduled to begin in January 2027. The proposed Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs has not been finalized. There remains uncertainty as to how these and other potential legal and regulatory changes may impact our business. However, these policies could reduce or limit the prices we are able to charge for our products and product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for our products from governmental authorities or third-party payors. Further, in January 2026, the President released The Great Healthcare Plan, a proposal which calls on Congress to codify the administration’s MFN drug-pricing agreements with manufacturers and potentially extend MFN pricing to additional manufacturers. In addition, the One Big Beautiful Bill Act (OBBBA) is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding and limiting provider taxes used to fund the program. The OBBBA also narrowed access to the Patient Protection and Affordable Care Act (ACA) marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits, which expired at the end of 2025. These changes, along with other provisions of the OBBBA, are anticipated to reduce the number of Americans with health insurance. Further, an increasing number of countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere, including in the U.S.

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
We also have assumed, and may become responsible for, liabilities and risks relating to Soleno that may not have been identified or fully quantified in due diligence, including product liability, regulatory, commercial, employment, contract, tax, intellectual property, securities and other claims or proceedings. For example, on March 6, 2026, a purported stockholder of Soleno filed a putative federal securities class action against Soleno and certain members of Soleno’s management alleging violations of the Securities Exchange Act of 1934, as amended, and SEC Rule 10b-5 on behalf of a putative class of purchasers of Soleno stock during a purported class period of March 26, 2025 through November 4, 2025, inclusive.An amended complaint subsequently filed in this action also alleges violations of the Securities Act of 1933, as amended. Defense of or any adverse resolution of this action or any similar or related matters could result in substantial costs, damages, indemnification obligations, settlement payments or diversion of management's attention.
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
These risks and uncertainties impact all of our clinical programs and any of the clinical, regulatory or operational events described above could change our planned clinical and regulatory activities. Geopolitical tensions could also affect our ability to obtain supplies of our investigational products, which could cause delays or otherwise disrupt our clinical trials and research and development efforts. Some of our suppliers and research and development collaborators and other third parties with whom we do business, including consultants and service providers, are located in China, exposing us to the possibility of supply, development or other operational disruption in the event of changes to the laws, rules, regulations, and policies of the governments of the U.S. or China. Any such changes to laws or the adoption of tariffs, export controls, investment, licensing or procurement restrictions or other restrictions could impact our ability to contract with or maintain relationships with certain Chinese biotechnology companies or other third parties, cause delays, or have other adverse effects on our research, development or other business activities.
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
We are transforming our research and development strategies to include the development of biologics, including peptides, proteins, antibodies, conjugates, gene therapies and nucleic acid-based therapeutics. As a company, we do not have experience successfully developing and commercializing biologics and our current infrastructure may be inadequate to support the expected growth and transformation of processes, personnel, and technologies required for these new programs. We have hired employees with expertise in these modalities, but we will need to hire additional qualified personnel and expand our management, administrative, and technical staff to support the research and development organization. If we are unable to identify, recruit and integrate additional employees with the requisite skills, or effectively manage our transformation activities, the development of our biologic product candidates may not be successful, or be delayed or paused indefinitely. Gene therapies, in particular, may entail additional safety and development risks because they often require specialized administration (including intravenous administration) and may cause serious adverse events, including immune or inflammatory reactions, which could delay, suspend or terminate clinical development. Pre-existing immunity or immunity that develops after dosing may limit eligible patients and may prevent repeat dosing, which could reduce effectiveness and limit commercial adoption. Additionally, the manufacture of biologics and their associated delivery devices are more complex than the manufacture of small molecule therapies. We currently have no manufacturing capabilities for biologic product candidates or devices and rely on third-party manufacturers. We may encounter delays in production and delivery of our biologic product candidates and devices by our third-party manufacturers or other vendors, which would result in corresponding delays to our development and commercialization of such biologic candidates. In addition, the regulatory requirements in the U.S. and in other countries governing biologics are evolving and the FDA or comparable foreign regulatory authorities may change the requirements, or identify different regulatory pathways, for approval for any of our biologic candidates. As a result, we may be required to change our regulatory strategy or to modify our applications for regulatory approval, which could delay and impair our ability to complete the preclinical and clinical development and manufacture of, and obtain regulatory approval for, our biologic candidates. We have made, and expect to continue making, substantial investments in our research and development personnel and facilities, as well in external innovation to support our expansion into the development of our biologics. If any of these risks occur and we fail to successfully develop or commercialize our biologic product candidates, we may not realize a return on our investments which could have an adverse effect on our results of operations and financial condition.

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
As with most pharmaceutical products, use of our approved products or those of our collaborators could be associated with side effects or adverse events which can vary in severity (from minor adverse reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our products or those of our collaborators may be observed at any time, including after a product is commercialized, and reports of any such side effects or adverse events may negatively impact demand for our or our collaborators’ products or affect our or our collaborators’ ability to maintain regulatory approval for such products. With respect to VYKAT XR, since it became commercially available, serious adverse events in patients taking VYKAT XR have been reported to FDA through the FDA Adverse Event Monitoring System (AEMS), formerly the FDA Adverse Event Reporting System (FAERS). In its quarterly report published in September 2026 of newly identified safety signals, the FDA identified fluid retention as a potential safety signal for VYKAT XR and stated that it is evaluating the need for regulatory action. Although reports in AEMS and the FDA's identification of a potential safety signal do not establish that a drug caused an adverse event and such events may be attributable to the patient’s underlying disease, other medications or other factors, these reports and the FDA's evaluation of the potential safety signal could negatively impact demand for VYKAT XR, result in additional regulatory scrutiny or cause patients or caregivers to discontinue use of VYKAT XR or healthcare providers to be reluctant to prescribe or continue prescribing VYKAT XR. Side effects or other safety issues associated with the use of our approved products or those of our collaborators could result in changes to product labeling or requirements to implement risk mitigation measures, require us or our collaborators to modify or halt commercialization of these products or expose us to product liability lawsuits which will harm our business. We or our collaborators may be required by regulatory agencies to conduct additional studies regarding the safety and efficacy of our products which we have not planned or anticipated. Furthermore, there can be no assurance that we or our collaborators will resolve any issues related to any product related adverse events to the satisfaction of the FDA or any regulatory agency in a timely manner or ever, which could harm our business, prospects and financial condition.
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
In May 2026, we entered into a five-year, $1.0 billion senior secured revolving credit facility. As of September 30, 2026, no amounts were outstanding under the facility. Any future borrowings under the facility would bear interest at variable rates, which could increase our debt service costs if interest rates rise. Our obligations under the facility are secured by substantially all of our assets, subject to customary exceptions and exclusions, and our material domestic subsidiaries are required to guarantee our obligations and grant security interests in substantially all of their assets, subject to customary exceptions and exclusions. The credit agreement contains customary affirmative and negative covenants and quarterly financial covenants, including a maximum total net leverage ratio and a minimum consolidated interest coverage ratio.
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
The market prices for securities of biotechnology and pharmaceutical companies historically have been highly volatile, and the market for these securities has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. For example, the applicability of the Medicare drug price negotiation provisions in the IRA negatively affected investor sentiment and resulted in significant volatility. Furthermore, especially as we and our market capitalization have grown, the price of our common stock has been increasingly affected by quarterly and annual comparisons with the valuations and recommendations of the analysts who cover our business. If our results do not meet these analysts’ forecasts, the expectations of our investors or the financial guidance we provide to investors in any period, which is based on assumptions that may be incorrect or that may change from quarter to quarter, the market price of our common stock could decline. Over the course of the last 12 months, the price of our common stock has ranged from approximately $122 per share to approximately $186 per share.
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
In October 2024, our Board of Directors authorized a share repurchase program to repurchase up to $300 million of our common stock and we subsequently entered into an accelerated share repurchase (ASR) transaction to repurchase the entirety of this authorized amount. The purchase period for this ASR transaction ended in February 2025 and an aggregate of 2.3 million shares were delivered to us at an average repurchase price of $131.83 per share. Additionally, in February 2025, our Board of Directors authorized a share repurchase program under which we may repurchase up to $500 million of our common stock (of which $174.2 million remained available for additional repurchases as of September 30, 2026). This subsequent share repurchase authorization was in addition to the $300 million accelerated share repurchase program that was announced in October 2024 and completed in early February 2025. Our share repurchases may change from time to time, and we can provide no assurance that we will repurchase shares of our common stock at favorable prices, in particular amounts, or at all, and any repurchases may not enhance long-term stockholder value or prove to be the best use of our cash. If our Board of Directors authorizes any additional share repurchase programs, it could affect the trading price of our stock and increase volatility.
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
Any sales of our product once commercialized outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws. Additionally, because of our U.S. and international operations, we are also subject to anti-corruption laws and regulations, in the U.S. and internationally, including but not limited to the U.S. Foreign Corrupt Practices (FCPA), the U.K. Bribery Act 2010, and other applicable anti-bribery and corruption laws. Anti-corruption laws are interpreted broadly and prohibit corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments. Recent years have seen substantial increase in the global enforcement of anti-corruption laws. Our operations outside the U.S. could increase the risk of such violations. Although we maintain compliance controls, policies and procedures designed to comply with applicable anti-corruption laws, there is a risk that acts by our employees, agents, consultants, collaborators or other third-party service providers may violate these laws and that we could be held responsible for such acts. Our business is also heavily regulated and involves significant interaction with foreign officials. In many countries outside the U.S., independent clinical investigators conducting our clinical trials and prescribers of our products are employed by government entities, and purchasers themselves can be government entities. As such, our interactions with such investigators, prescribers and purchasers may be subject to regulation under the FCPA, as well as other similar under anti-corruption laws and/or regulations enacted by other countries. Failure to comply with these laws, where applicable, can result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal and equivalent foreign healthcare programs, and additional reporting requirements and regulatory oversight, any of which could adversely affect our ability to operate our business and our results of operations.
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
We source and procure APIs, precursor chemicals, and specialized equipment from international suppliers, with substantial reliance on foreign contract manufacturers in Europe. Tariff policies, particularly those affecting pharmaceutical products, could increase our costs and reduce our profitability. The U.S. presidential administration has imposed tariffs on imports of certain patented pharmaceutical products and associated ingredients, subject to varying rates and exemptions. Although these tariffs have not had a material impact on our business, financial condition or results of operations to date, the imposition of new tariffs or changes to existing tariff rates or exemptions could negatively affect our business and operations. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. New or increased tariffs on pharmaceutical imports could cause our production costs to rise, and it would be difficult and costly to qualify alternative sources within another country with a lower tariff rate or within the U.S., as developing and qualifying alternative sources typically requires substantial time, investment, and regulatory approvals.
Unlike many industries, our ability to pass increased costs to customers is limited by the structure of pharmaceutical pricing and reimbursement systems. As a result, cost increases due to tariffs may be difficult or impossible to pass through to customers.
Current or future tariffs may also result in increased research and development expenses, including with respect to increased costs associated with APIs, raw materials, laboratory equipment and research materials and components. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations, financial condition and growth prospects.
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
Our business could be adversely affected by conditions in the U.S. and global economies, the U.S. and global financial markets and adverse geopolitical and macroeconomic developments, including potential future disruptions in access to bank deposits due to bank failures, tariffs and trade barriers, government shutdowns and the resulting effects on regulatory agencies, geopolitical tensions, and military conflicts. General business and economic conditions that could affect our business, financial condition or results of operations include fluctuations in economic growth, inflation and interest rates, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we, our manufacturers and suppliers, and our collaborators operate. A weak or declining global economy due to geopolitical tensions or tariffs and trade barriers could also strain our suppliers, manufacturers and other third parties with whom we do business, possibly resulting in supply, development or other operational disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current geopolitical tensions, economic climate and financial market conditions could adversely impact our business.
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
The following table presents information relating to purchases of our common stock during the third quarter of 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 2026	—	$—	—	$266,310,935
August 2026	145,799	$154.32	145,799	$243,811,773
September 2026	472,398	$147.27	472,398	$174,240,133
	618,197		618,197
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

Item 5. Other Information
During the period from July 1, 2026 to September 30, 2026, our officers (as defined in Rule 16a-1(f) under the Exchange Act) and/or directors adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Action	Date	Trading Arrangement		Total Shares Authorized to be Sold***	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
William Rastetter	Adoption	9/3/2026	X		18,000	5/22/2027
Director
Julie Cooke	Adoption	8/31/2026	X		15,686	3/31/2027
Chief Human Resource Officer
Richard Pops	Adoption	8/27/2026	X		15,000	5/21/2027
Director
Gary Lyons	Adoption	8/18/2026	X		15,000	5/22/2027
Director
David Boyer	Adoption	8/11/2026	X		4,512	5/18/2028
Chief Corporate Affairs Officer
Sanjay Keswani	Adoption	8/7/2026	X		11,200	1/30/2027
Chief Medical Officer (through Sep. 25, 2026)
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

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit

2.1*	Description:	Agreement and Plan of Merger, dated April 5, 2026, by and among Neurocrine Biosciences, Inc., Sigma Merger Sub, Inc. and Soleno Therapeutics, Inc.
	Reference:	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on April 6, 2026

3.1	Description:	Certificate of Incorporation, as amended
	Reference:	Incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed on November 5, 2018

3.2	Description:	Bylaws, as amended
	Reference:	Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed on October 30, 2024

4.1	Description:	Form of Common Stock Certificate
	Reference:	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-03172)

10.1+	Description:	Neurocrine Biosciences, Inc. 2018 Employee Stock Purchase Plan, as amended and restated

10.2+	Description:	Amended and Restated Employment Agreement dated November 2, 2026 between the Company and Eiry W. Roberts, M.D.

31.1	Description:	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Description:	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32**	Description:	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Description:	Inline XBRL Instance Document. – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Description:	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Description:	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Description:	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Description:	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Description:	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Description:	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibit 101)
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

NEUROCRINE BIOSCIENCES, INC.

Dated: November 2, 2026	/s/ Matthew C. Abernethy
Matthew C. Abernethy
Chief Financial Officer (Duly authorized officer and Principal Financial Officer)